Form 10-Q
period 1994-04-01
GRACO INC
filed 1994-05-13
CIK 42888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



For the quarterly period ended April 1, 1994

Commission File Number:  1-9249


                               GRACO INC
            (Exact name of Registrant as specified in its charter)



          Minnesota                           41-0285640
(State of incorporation)               (I.R.S. Employer Identification Number)


    4050 Olson Memorial Highway
      Golden Valley, Minnesota                                      55422
(Address of principal executive offices)                          (Zip Code)


                                (612) 623-6000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes   X                  No


        11,629,462 common shares were outstanding as of April 1, 1994.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX



                                                               Page Number

PART I      FINANCIAL INFORMATION


            Item 1. Financial Statements

                       Consolidated Statements of Earnings           3
                       Consolidated Balance Sheets                   4
                       Consolidated Statements of Cash Flows         5
                       Notes to Consolidated Financial
                          Statements                                 6


            Item 2. Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                           7



PART II     OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K                8


            SIGNATURES    9


            Computation of Net Earnings per Common Share        Exhibit 11

                                      PART I

                          GRACO  INC.  AND  SUBSIDIARIES

Item 1                  CONSOLIDATED STATEMENTS OF EARNINGS

                                    (Unaudited)

                                          Thirteen Weeks Ended
                                          April 1, 1994    March 26, 1993
                                          (In thousands except per share amounts)

   Net sales                                   $80,930           $77,811

      Cost of products sold                     42,494            41,602

   Gross profit                                 38,436            36,209

      Product development                        3,556             2,777
      Selling                                   22,299            19,440
      General and administrative                 9,488             9,150

   Operating profit                              3,093             4,842

      Interest expense                             368               606
      Other expense, net                            39               114


   Earnings before income taxes                  2,686             4,122

      Income taxes                                 850             1,550

   Net earnings                                 $1,836            $2,572


   Net earnings per common share                 $0.16             $0.23

   Cash dividend per common share                $0.14             $0.13








                   See notes to consolidated financial statements.

                                            3

                            GRACO  INC.  AND  SUBSIDIARIES

                             CONSOLIDATED  BALANCE  SHEETS


                                            April 1, 1994    December 31, 1993
ASSETS                                        (Unaudited)
                                                      (in thousands)


Current Assets:
  Cash and cash equivalents                        $1,116         $11,095
  Marketable securities                               359          26,345
  Accounts receivable, less allowances of          67,678          62,178
        $4,400 and $4,100
  Inventories                                      42,223          35,719
  Deferred income taxes                             9,210           8,843
  Other current assets                              3,845           3,079
    Total current assets                          124,431         147,259

Property, plant and equipment:
  Cost                                            132,029         129,876
  Less accumulated depreciation                   (74,120)        (72,132)
                                                   57,909          57,744

Other assets                                       11,241          11,362

                                                 $193,581        $216,365


LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Notes payable to banks                          $12,525          $3,234
  Current portion of long-term debt                 5,540           5,543
  Trade accounts payable                           15,682          16,737
  Dividends payable                                 1,605          32,535
  Income taxes payable                              6,609           5,658
  Other current liabilities                        31,039          35,904
    Total current liabilities                      73,000          99,611

Long-term debt, less current portion above         13,929          13,937

Retirement benefits and deferred compensation      29,212          28,132

Shareholders' equity:
  Preferred stock                                   1,484           1,485
  Common stock                                     11,629          11,449
  Additional paid-in capital                       22,197          19,813
  Retained earnings                                42,367          42,430
  Other, net                                         (237)           (492)
                                                   77,440          74,685

                                                 $193,581        $216,365


See notes to consolidated financial statements.

                         GRACO  INC.  AND  SUBSIDIARIES

                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                    (Unaudited)

                                                         Thirteen Weeks Ended
                                                   April 1, 1994   March 26, 1993
                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                             $1,836           $2,572
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                          2,600            2,458
    Deferred income taxes                                   (340)             247
    Change in:
       Accounts receivable                                (5,213)          (1,360)
       Inventories                                        (6,231)           4,533
       Trade accounts payable                             (1,216)          (4,000)
       Accrued salaries                                   (2,154)          (4,490)
       Retirement benefits and deferred compensaion          938              724
       Other accrued liabilities                          (1,747)          (6,237)
       Other                                                (852)          (2,920)

                                                         (12,379)          (8,473)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Property, plant and equipment additions                  (2,711)          (2,047)
 Proceeds from sale of property, plant, an                   123
 Purchases of marketable securities                       (5,464)          (3,891)
 Proceeds from marketable securities                      31,450            3,617

                                                          23,398           (2,321)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Notes payable, net change                                 9,102            1,885
 Common stock issued                                       2,663            1,947
 Cash dividends paid                                     (32,829)          (1,471)

                                                         (21,064)           2,361

Effect of exchange rate changes on cash                       66              256

Net decrease in cash and cash equivalents                 (9,979)          (8,177)

Cash and cash equivalents:

 Beginning of year                                        11,095           18,869

 End of period                                            $1,116          $10,692


                        See notes to consolidated financial statements.

                          GRACO INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. The consolidated balance sheet as of April 1, 1994, the consolidated statements of earnings for the thirteen weeks ended April 1, 1994, and March 26, 1993, and the consolidated statements of cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

    In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. at April 1, 1994, and March 26, 1993, and the results of operations and cash flows for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Form 10-K.

    The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.  Major components of inventories were as follows:

                                               April 1, 1994     Dec.31,1993
                                                       (In thousands)

         Finished products and components            $45,829         $42,010
         Products and components in
             various stages of completion             24,580          21,410
         Raw materials                                 8,382           8,642
         Reduction to LIFO cost                     (36,568)        (36,343)

                                                     $42,223         $35,719

3. On February 25, 1994, the Board of Directors authorized a plan to purchase up to a total of 400,000 shares of its outstanding common stock. These common shares will be acquired through open-market purchases to be made through February 28, 1996. The shares to be acquired will be available for issuance to satisfy stock options and for other corporate purposes. No shares have been repurchased under this plan as of April 1, 1994.

Item 2.                     GRACO INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Net earnings of $1,836,000 for the first quarter ended April 1, 1994 were $736,000 below 1993 earnings due to higher expenses.

Sales of $80,930,000 for the first quarter increased 4 percent compared to 1993. Sales in the Americas increased 12 percent to $58,684,000. In the Pacific, sales were down 15 percent to $10,193,000 (a 20 percent volume decline, offset by a 5 percent exchange rate gain). Sales in Europe were down 11 percent to $12,053,000 (a 5 percent volume decline, and 6 percent due to exchange rates).

Gross profit margins increased during the first quarter 1994 to 47.5 percent of sales from 46.5 percent for the same period in 1993, due to improved manufacturing efficiencies and higher production levels.

Operating expenses increased $3,976,000 or 13 percent compared to the same period in 1993. Product development expense increased 28 percent over 1993, as the Company continues to substantially expand its investment in new products. Selling expenses were up 15 percent, and general and administrative expenses were up 4 percent.

At the end of the first quarter, bookings were very strong in the Americas, flat in Europe, and down in the Pacific. For the Company, bookings were up 13 percent. Backlog at April 1, 1994, was $33 million, an increase of $10 million from $23 million on March 26, 1993, and an increase of $13 million from $20 million on December 31, 1993. Graco expects to ship most of this increase during the second quarter.

The Company expects strong demand in the Americas to continue to drive its sales growth and profitability. The sharp sales decline experienced in Europe last year appears to be leveling off, based on recent booking trends. The Japanese market remains very depressed, and is expected to remain so in the foreseeable future. Graco expects some sales growth in the other Asia/Pacific-countries, but not at the extraordinary rate of last year. Overall, the Company expects continued sales growth and improved margins throughout 1994, as investments already underway begin to take effect and help improve performance.

Financial Condition

Cash uses were for operating activities. The Company has unused lines of credit available at April 1, 1994, totaling $43 million.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


                Statement on Computation           Exhibit 11
                of Per Share Earnings


         (b) No reports on Form 8-K have been
             filed during the quarter for which this
             report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                  GRACO INC.


Date: May 12, 1994                By: \David A. Koch
                                      David A. Koch
                                      Chairman and Chief Executive Officer





Date: May 12, 1994                By: \Robert A. Wagner
                                     Robert A. Wagner
                                     Vice President and Treasurer
                                     (Principal Financial Officer)