Form 10-Q
period 1994-07-01
GRACO INC
filed 1994-08-12
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended July 1, 1994

Commission File Number:  1-9249


                                    GRACO INC
             (Exact name of Registrant as specified in its charter)



        Minnesota                                                    41-0285640
(State of incorporation)                (I.R.S. Employer Identification Number)


4050 Olson Memorial Highway
  Golden Valley, Minnesota                                                55422
(Address of principal executive offices)                               Zip Code)


                                 (612) 623-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes  X          No

          11,629,204 common shares were outstanding as of July 1, 1994.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX




                                                                   Page Number

PART I      FINANCIAL INFORMATION


            Item 1. Financial Statements

                       Consolidated Statements of Earnings                   3
                       Consolidated Balance Sheets                           4
                       Consolidated Statements of Cash Flows                 5
                       Notes to Consolidated Financial
                          Statements                                         6


            Item 2. Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                                   7



PART II     OTHER INFORMATION

            Item 4. Submission of Matters to a Vote                          8
                    of Security Holders
            Item 6. Exhibits and Reports on Form 8-K                         8



            SIGNATURES                                                       9

            Nonemployee Director Stock Plan                         Exhibit 10.1
            1994 Corporate and Business Unit Annual Bonus Plan      Exhibit 10.2
            Stock Option Agreement (Non-ISO)                        Exhibit 10.3
            Computation of Net Earnings per Common Share            Exhibit 11





                                     PART I

                         GRACO  INC.  AND  SUBSIDIARIES

Item 1                       CONSOLIDATED STATEMENTS OF EARNINGS

                                    (Unaudited)


                                        Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                    July 1, 1994      June 25, 1993      July 1, 1994       June 25, 1993
                                             (In thousands except per share amounts)

 Net sales                                $94,179             $79,415        $175,109            $157,226

      Cost of products sold                49,952              40,094          92,446              81,696

 Gross profit                              44,227              39,321          82,663              75,530

      Product development                   3,566               2,865           7,122               5,642
      Selling                              22,789              20,791          45,088              40,231
      General and administrative           10,659               9,306          20,147              18,456

 Operating profit                           7,213               6,359          10,306              11,201

      Interest expense                        480                 537             848               1,143
      Other expense, net                      138                 158             177                 272


 Earnings before income taxes                6,595               5,664           9,281               9,786

      Income taxes                           2,400               1,550           3,250               3,100

 Net earnings                               $4,195              $4,114          $6,031              $6,686


 Net earnings per common share               $0.36               $0.36           $0.52               $0.59

 Cash dividend per common share              $0.14               $0.13           $0.28               $0.25




See notes to consolidated financial statements.

                           GRACO  INC.  AND  SUBSIDIARIES

                            CONSOLIDATED  BALANCE  SHEETS

                                                   July 1, 1994     December 31, 1993
                    ASSETS                         (Unaudited)
                                                              (In thousands)

Current Assets:
  Cash and cash equivalents                            $2,577                 $11,095
  Marketable securities                                     0                  26,345
  Accounts receivable, less allowancces of             74,833                  62,178
    $4,700 and $4,100
  Inventories                                          48,874                  35,719
  Deferred income taxes                                 9,542                   8,843
  Other current assets                                  4,037                   3,079
    Total current assets                              139,863                 147,259

Property, plant and equipment:
  Cost                                                135,915                 129,876
  Less accumulated depreciation                       (75,475)                (72,132)
                                                       60,440                  57,744

Other assets                                           10,986                  11,362

                                                     $211,289                $216,365


                    LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Notes payable to banks                              $20,066                  $3,234
  Current portion of long-term debt                     5,606                   5,543
  Trade accounts payable                               18,860                  16,737
  Dividends payable                                     1,628                  32,535
  Income taxes payable                                  4,481                   5,658
  Other current liabilities                            37,503                  35,904
    Total current liabilities                          88,144                  99,611

Long-term debt, less current portion above             13,544                  13,937

Retirement benefits and deferred compensation          29,312                  28,132

Shareholders' equity:
  Preferred stock                                       1,474                   1,485
  Common stock                                         11,629                  11,449
  Additional paid-in capital                           22,268                  19,813
  Retained earnings                                    44,875                  42,430
  Other, net                                               43                    (492)
                                                       80,289                  74,685

                                                     $211,289                $216,365


See notes to consolidated financial statements.

                         GRACO  INC.  AND  SUBSIDIARIES

                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                   (Unaudited)

                                                      Twenty-Six Weeks Ended
                                                      July 1, 1994      June 26, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:                           (In thousands)


Net earnings                                                $6,031             $6,686
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                            5,157              4,860
    Deferred income taxes                                     (549)               257
    Change in:
      Accounts receivable                                  (11,644)             3,552
      Inventories                                          (12,868)             3,989
      Trade accounts payable                                 1,895             (5,066)
      Accrued salaries                                        (872)            (1,211)
      Retirement benefits and deferred compensation          1,025              2,028
      Other accrued liabilities                              1,097             (7,829)
      Other                                                   (831)            (3,327)

                                                           (11,559)             3,939

CASH FLOWS FROM INVESTING ACTIVITIES:

 Property, plant and equipment additions                    (7,659)            (6,023)
 Proceeds from sale of property, plant, and equipment          169                626
 Purchases of marketable securities                         (5,464)            (7,512)
 Proceeds from marketable securities                        31,809              5,806

                                                            18,855             (7,103)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Notes payable, net change                                  16,643             (2,807)
 Payments on long-term debt                                   (332)              (192)
 Common stock issued                                         2,774              2,378
 Retirement of common and preferred stock                       (5)            (1,750)
 Cash dividends paid                                       (34,493)            (2,919)
                                                           (15,413)            (5,290)

Effect of exchange rate changes on cash                       (401)               170

Net decrease in cash and cash equivalents                   (8,518)            (8,284)

Cash and cash equivalents:

 Beginning of year                                          11,095             18,869

 End of period                                              $2,577            $10,585



                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet as of July 1, 1994, the consolidated statements of earnings for the twenty-six weeks ended July 1, 1994, and June 25, 1993, and the consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by the Company without being audited.

    In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. at July 1, 1994, and June 25, 1993, and the results of operations and cash flows for all periods presented.

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

2.  Major components of inventories were as follows:

                                                         July 1, 1994     Dec. 31,1993
                                                               (In thousands)

       Finished products and components                  $47,017               $42,010
       Products and components in
           various stages of completion                   28,455                21,410
       Raw Materials                                      10,195                 8,642
       Reduction to LIFO cost                            (36,793)              (36,343)
                                                         $48,874               $35,719

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net earnings in the second quarter of $4,195,000 increased $81,000 from the same period a year ago as higher operating earnings were nearly offset by a higher tax rate. Net earnings of $6,031,000 for the first half of 1994 were $655,000 below 1993 as increased sales, up 11 percent over 1993, were more than offset by a lower gross margin rate and higher expenses.

Sales in the second quarter of $94,179,000 increased $14,764,000, or 19 percent, from the same period in 1993. Second quarter sales in the Americas increased 27 percent overall to $66,424,000. Contractor Equipment sales increased 33 percent, Lubrication Equipment sales were up 24 percent and Industrial/Automotive Equipment rose 21 percent, with new product sales and an expanding economy driving the increases. Sales in Europe were up 7 percent to $15,072,000 (a 12 percent volume increase, offset 5 percent due to exchange rates). In the Pacific, sales were down 4 percent to $12,683,000 (a 9 percent volume decline, and a gain of 5 percent on exchange rates).

Sales for the six months were $175,109,000, an 11 percent increase over the same period last year. In the Americas, sales increased 20 percent to $125,108,000. European sales were down 1 percent to $27,125,000 (a volume increase of 4 percent, offset by a 5 percent exchange rate loss). Sales in the Pacific decreased 9 percent to $22,876,000 (a 14 percent volume decline and a 5 percent exchange rate gain.)

Gross profit margins decreased during the second quarter 1994 to 47 percent of sales from 50 percent for the same period in 1993, primarily due to an increased volume of lower-margin, large engineered systems.

Operating expenses in the second quarter of $37,014,000 increased $4,052,000, or 12 percent, from the second quarter of 1993. Product development expense increased 24 percent over 1993, as previously announced spending increases continued. Selling expenses were up 10 percent, while general and administrative expenses were up 15 percent. Approximately half of the increase in selling and general and administrative expense is attributable to costs associated with the Company's ongoing cost reduction efforts. Operating expenses for the six months increased $8,028,000, or 12 percent.

Because of operating losses at certain of its foreign subsidiaries for which no tax benefit has been recorded, Graco has increased its expected annual tax rate for 1994 to 35 percent, resulting in a 36 percent tax rate for the second quarter.

For the second quarter, overall bookings were up 17 percent. Bookings were very strong in the Americas, up modestly in Europe, and down in the Pacific. Backlog at July 1, 1994 was $30 million, down $3 million from the beginning of the
quarter, but an increase of $7 million from   $23 million on June 25, 1993.

The Company expects continued strong performance in the Americas and improved performance in Europe as the economies there continue to strengthen. The Pacific, and Japan in particular, remain weak. The Company is encouraged by the increase in its bookings. It intends to continue making investments in manufacturing efficiency and new product development, and is striving for a more efficient global sales and marketing organization to improve its financial performance.

Financial Condition

Accounts receivable increased $11,644,000 from the prior year-end due to the increased sales volume, and inventories increased $12,868,000 primarily in the Minneapolis production areas and in Europe. Property, plant and equipment totaling $7,659,000 was purchased year-to-date. Marketable securities were sold to fund the special one-time dividend of $31,200,000 which was paid in March of this year.

The Company has unused lines of credit available at July 1, 1994, totaling $28 million.

                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held on May 3, 1994, George Aristides, Ronald O. Baukol, Joe R. Lee and Gerard C. Planchon were elected to the Office of Director with the following votes:

                                                 For              Withheld
         George Aristides                     9,673,251            64,396
         Ronald O. Baukol                     9,674,586            63,061
         Joe R. Lee                           9,675,011            62,635
         Gerard C. Planchon                   9,671,077            66,570

        At the same meeting, the Graco Inc. Nonemployee Director Stock Plan was presented for approval. The plan allows nonemployee members of the Board of Directors to receive, in lieu of cash, part or all of their annual cash retainer in Graco Common Stock. The plan was approved, with the following votes:

           For            Against            Abstentions         Broker Non-Vote
        9,594,427         110,380               32,840                  0

        At the same meeting, the selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

           For            Against            Abstentions         Broker Non-Vote
        9,706,530          17,371               13,746                  0

        No other matters were voted on at the meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


                Nonemployee Director Stock Plan                   Exhibit 10.1

                1994 Corporate and Business                       Exhibit 10.2
                Unit Annual Bonus Plan

                Stock Option Agreement. Form                      Exhibit 10.3
                of Agreement used for award of
                non-incentive stock options to
                executive officers

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










                                     GRACO INC.


Date:  August 8, 1994                By:  /s/ David A. Koch
                                         David A. Koch
                                         Chairman and Chief Executive Officer





Date:  August 5, 1994                By:  /s/ Robert A. Wagner
                                        Robert A. Wagner
                                        Vice President and Treasurer
                                        (Principal Financial Officer)








