Form 10-Q
period 1994-09-30
GRACO INC
filed 1994-11-14
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 30, 1994

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

                                 (612) 623-6000
               (Registrants Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes     X         No

       11,503,304 common shares were outstanding as of September 30, 1994.

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


            Computation of Net Earnings per Common Share          Exhibit 11
            Financial Data Schedule                               Exhibit 27

                                       PART I

                          GRACO  INC.  AND  SUBSIDIARIES

Item 1.                CONSOLIDATED STATEMENTS OF EARNINGS

                                    (Unaudited)
                                     Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                               Sept. 30, 1994     Sept. 24, 1993     Sept. 30, 1994     Sept. 24, 1993
                                                 (In thousands except per share amounts)


  Net sales                           $89,048            $81,751           $264,157           $238,977

      Cost of products sold            45,779             42,414            138,225            124,110

  Gross profit                         43,269             39,337            125,932            114,867

      Product development               3,699              3,167             10,821              8,809
      Selling                          22,920             20,830             68,008             61,061
      General and administrative        9,341              9,392             29,488             27,848

  Operating profit                      7,309              5,948             17,615             17,149

      Interest expense                    545                542              1,393              1,685
      Other expense, net                  116                343                293                615


  Earnings before income taxes          6,648              5,063             15,929             14,849

      Income taxes                      2,400              1,600              5,650              4,700

  Net earnings                         $4,248             $3,463            $10,279            $10,149


  Net earnings per common share         $0.37              $0.30              $0.88              $0.88

  Cash dividend per common share        $0.14              $0.13              $0.42              $0.38








See notes to consolidated financial statements.

                                   GRACO  INC.  AND  SUBSIDIARIES

                                    CONSOLIDATED  BALANCE  SHEETS
                                             Sept. 30, 1994 December 31, 1993
      ASSETS                                            (Unaudited)
                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                          $1,772           $11,095
  Marketable securities                                   0            26,345
  Accounts receivable, less allowances of
    $4,438 and $4,100                                67,292            62,178
  Inventories                                        57,841            35,719
  Deferred income taxes                               9,826             8,843
  Other current assets                                4,763             3,079
    Total current assets                            141,494           147,259

Property, plant and equipment:
  Cost                                              142,145           129,876
  Less accumulated depreciation                     (76,259)          (72,132)
                                                     65,886            57,744

Other assets                                         11,423            11,362

                                                   $218,803          $216,365


    LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Notes payable to banks                            $22,372            $3,234
  Current portion of long-term debt                   5,594             5,543
  Trade accounts payable                             19,399            16,737
  Dividends payable                                   1,611            32,535
  Income taxes payable                                4,126             5,658
  Other current liabilities                          40,867            35,904
    Total current liabilities                        93,969            99,611

Long-term debt, less current portion above           13,226            13,937

Retirement benefits and deferred compensation        30,214            28,132

Shareholders' equity:
  Preferred stock                                     1,474             1,485
  Common stock                                       11,503            11,449
  Additional paid-in capital                         20,176            19,813
  Retained earnings                                  47,511            42,430
  Other, net                                            730              (492)
                                                     81,394            74,685

                                                   $218,803          $216,365


See notes to consolidated financial statements.

                           GRACO  INC.  AND  SUBSIDIARIES

                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                     (Unaudited)
                                                         Thirty-Nine  Weeks Ended
                                                     Sept. 30, 1994   Sept. 24, 1993
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                               $10,279          $10,149
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                             7,450            7,321
    Deferred income taxes                                    (1,007)             355
    Change in:
       Accounts receivable                                   (2,464)             376
       Inventories                                          (20,836)           9,788
       Trade accounts payable                                 1,983           (6,036)
       Accrued salaries                                         574           (1,393)
       Retirement benefits and deferred compensation          1,699            2,803
       Other accrued liabilities                              2,268           (6,995)
       Other                                                 (1,173)          (4,652)

                                                             (1,227)          11,716
CASH FLOWS FROM INVESTING ACTIVITIES:

 Property, plant and equipment additions                    (15,151)         (10,184)
 Proceeds from sale of property, plant, and equipment           287              681
 Purchases of marketable securities                          (5,464)         (10,601)
 Proceeds from marketable securities                         31,809            3,684

                                                             11,481          (16,420)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Notes payable, net change                                   18,394               35
 Payments on long-term debt                                    (663)            (226)
 Common stock issued                                          2,775            2,618
 Retirement of common and preferred stock                    (2,224)          (1,750)
 Cash divisions paid                                        (36,122)          (4,397)
 Proceeds from long-term debt                                     0              707

                                                            (17,840)          (3,013)

Effect of exchange rate changes on cash                      (1,737)             751

Net decrease in cash and cash equivalents                    (9,323)          (6,966)

Cash and cash equivalents:

 Beginning of year                                           11,095           18,869

 End of period                                               $1,772          $11,903


See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet as of September 30, 1994, the consolidated statements of earnings for the thirty-nine weeks ended September 30, 1994, and September 24, 1993, and the consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by the Company without being audited.

    In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. at September 30, 1994, and September 24, 1993, and the results of operations and cash flows for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Form 10-K.

    The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.  Major components of inventories were as follows:

                                                      Sept. 30, 1994      Dec. 31, 1993

     Finished products and components                        $52,154            $42,010

     Products and components in
        various stages of completion                          31,510             21,410

     Raw materials                                            10,970              8,642

     Reduction to LIFO cost                                 $(36,793)          $(36,343)

                                                             $57,841            $35,719

Item 2.                   GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net earnings in the third quarter of $4,248,000 increased $785,000 from the same period a year ago as the company continues to have strong sales in the Americas and reported growth both in Europe and in most of the Pacific, despite the economic downturn in Japan and expenses associated with ongoing cost reduction efforts. Net earnings of $10,279,000 for the nine months ended September 30, 1994 increased $130,000 from the same period a year ago.

Sales in the third quarter of $89,048,000 increased $7,297,000, or 9 percent, from the same period in 1993. Third quarter sales in the Americas increased 10 percent overall to $57,900,000. Contractor Equipment sales and Lubrication Equipment sales were both up 14 percent and Industrial/Automotive Equipment sales rose 5 percent, with new product sales and an expanding economy continuing to drive these increases. Sales in Europe were up 6 percent to $16,160,000 (a 2 percent volume increase, and a 4 percent gain due to exchange rates). In the Pacific, sales were also up 6 percent to $14,988,000 (a 3 percent volume increase, and a gain of 3 percent on exchange rates).

Sales for the nine months were $264,157,000, an 11 percent increase over the same period last year. In the Americas, sales increased 17 percent to $183,008,000. European sales were up 1 percent to $43,285,000 (a volume increase of 3 percent, offset by a 2 percent exchange rate loss). Sales in the Pacific decreased 4 percent to $37,864,000 (a 8 percent volume decline, offset by a 4 percent exchange rate gain).

Operating expenses in the third quarter of $35,960,000 increased $2,571,000, or 8 percent, from the third quarter of 1993. Product development expense increased 17 percent over 1993, as previously announced spending increases continued. Selling expenses were up 10 percent, largely due to cost associated with the Company's ongoing cost reduction efforts. Operating expenses for the nine months increased $10,599,000, or 11 percent.

For the third quarter, overall bookings were up 13%. Bookings remain strong in the Americas, were up significantly in Europe, but up only modestly in the Pacific due to poor bookings in Japan. Backlog at September 30, 1994 was
$30,000,000, consistent with the previous quarter, but an increase of $10.6 million from $19.5 million on September 24, 1993.

The Company expects continued strong performance in the Americas and improved performance in Europe as the economies there continue to strengthen. The Pacific, and Japan in particular, remains weak. The Company is encouraged by the increase in its bookings. It intends to continue making investments in manufacturing efficiency and new product development, and is striving for a more efficient global sales and marketing organization to improve its financial performance.

Financial Condition

Accounts receivable increased $5,114,000 from the prior year-end due to the increased sales volume, and inventories increased $22,122,000 primarily in production and in Europe for engineered systems. Property, plant and equipment totaling $15,151,000 was purchased year-to-date. Marketable securities were sold to fund the special one-time dividend of $31,200,000 which was paid in March of this year.

The Company has unused lines of credit available at September 30, 1994, totaling $27 million.

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits



                Statement on Computation                          Exhibit 11
                of Per Share Earnings

                Financial Data Schedule                           Exhibit 27




         (b) No reports on Form 8-K have been
             filed during the quarter for which
             this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                     GRACO INC.


Date:  November 14, 1994             By:  /s/ David A. Koch
                                        David A. Koch
                                        Chairman and Chief Executive Officer





Date: November 14, 1994              By:  /s/ Robert A. Wagner
                                        Robert A. Wagner
                                        Vice President and Treasurer
                                        (Principal Financial Officer)