Form 10-K
period 1994-12-30
GRACO INC
filed 1995-03-22
CIK 42888

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the fiscal year ended December 30, 1994 (Fee Required) or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from ___________ to
   ___________.

                        Commission File No. 1-9249

                                Graco Inc.
          (Exact name of Registrant as specified in its charter)

Minnesota                                                      41-0285640
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

                        4050 Olson Memorial Highway
                    Golden Valley, Minnesota 55422-5332
            (Address of principal executive offices) (Zip Code)

                              (612) 623-6000
           (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:
                  Common Stock, par value $1.00 per share
                      Preferred Share Purchase Rights
             Shares registered on the New York Stock Exchange.

        Securities registered pursuant to Section 12(g) of the Act:
                                   None

As of March 6, 1995, 11,377,904 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K  [   ]

The aggregate market value of approximately 7,313,000 shares held by non-affiliates of the registrant was approximately $167 million on March 6, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 1995, are incorporated by reference into Part III, as specifically set forth in said Part III.

                                GRACO INC.

                          INDEX TO ANNUAL REPORT

                               ON FORM 10-K



                                                                     Page
Part I
Item 1  Business                                                        3
Item 2  Properties                                                      5
Item 3  Legal Proceedings                                               5
Item 4  Submission of Matters  to a Vote of Security Holders            5
        Executive Officers of the Company                               6


Part II
Item 5  Market for the Company's Common Stock and
            Related Stockholder Matters                                 8
Item 6  Selected Financial Data                                         9
Item 7  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9
Item 8  Financial Statements and Supplementary Data                    13
Item 9  Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                     26


Part III
Item 10 Directors and Executive Officers of the Company                27
Item 11 Executive Compensation                                         27
Item 12 Security Ownership of Certain Beneficial
            Owners and Management                                      27
Item 13 Certain Relationships and Related Transactions                 27


Part IV
Item 14 Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                    27

Signatures                                                             29






     NOTE: Certain exhibits listed in the Index to Exhibits beginning on page 30, and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained upon written request directed to:

                                 Treasurer
                                Graco Inc.
                               P.O. Box 1441
                          Minneapolis, Minnesota
                                55440-1441

PART I

Item 1. Business

General Information. Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in both industrial and commercial settings. It manufactures and markets systems and equipment to move, measure, control, dispense and apply fluid materials. The Company helps customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive materials, control environmental emissions and reduce labor costs. Primary uses of the Company's equipment include the application of coatings and finishes to various industrial and commercial products; the mixing, metering, dispensing and application of adhesive, chemical bonding, and sealant materials; the application of paint and other materials to architectural structures; the lubrication and maintenance of vehicles and industrial machinery; and the transferring and dispensing of various fluids. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of auto lubrication equipment, and became a public company in 1969.

It is Graco's goal to become the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve these goals to become a world class manufacturer, Graco has been converting its Minneapolis manufacturing operations to focused factories, organized around team-directed manufacturing cells, a process expected to be completed in 1997. Substantial investments in new manufacturing technology have reduced cycle time and improved quality.

The Company operates in one industry segment, namely, the design, manufacture, marketing, sale and installation of systems and equipment for the management of fluids. Financial information concerning geographic operations and export sales for the last three fiscal years is set forth in Note B of the Notes to Consolidated Financial Statements.

Recent Developments. During 1994, the Company began the restructuring and consolidation of its operations in Europe and Japan. The European customer service and distribution functions were relocated from the Company's facility in Rungis, France to the new facility in Maasmechelen, Belgium. In the fall of 1994, Graco announced that management of its European operations would be centralized in a new headquarters operation at the Company's recently expanded facility in Maasmechelen, Belgium during 1995. In June of 1994, Graco initiated an intensive evaluation of its domestic marketing and sales groups with the goal of maximizing effectiveness and substantially reducing the cost of sales. Implementation of the recommendations generated by this evaluation are currently underway. As of January 1, 1995, the majority of order entry, customer service, and accounting functions for Graco's Canadian subsidiary was being performed in the United States. In 1994, Graco began a construction project to more than double the size of the Russell J. Gray Technical Center to house additional testing and product development activities and personnel. Manufacturing in Minneapolis operated at near peak capacity during 1994.

Products. Graco Inc. manufactures a wide array of specialized pumps, applicators, regulators, valves, meters, atomizing devices, replacement parts, and accessories, which are used in industrial and commercial applications in the movement, measurement, control, dispensing and application of many fluids and semi-solids, including paints, adhesives, sealants, and lubricants. In addition, it offers an extensive line of portable equipment which is used in construction and maintenance businesses for the application of paint and other materials. Graco fluid systems incorporate sophisticated paint circulating and fluid application technology.

Commercial and industrial equipment offered by Graco includes specialized pumps, air and airless spray units, manual finishing equipment and fluid handling systems. A variety of pumps provide fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 140 gallons per minute.

The Company sells accessories for use with its equipment, including hoses, couplings, regulators, valves, filters, reels, meters, and gauges, as well as a complete line of spray guns, tips and applicators. These accessories increase the flexibility, efficiency and effectiveness of Graco equipment. Packings, seals, hoses and other parts, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also sold.

Sales of replacement parts and accessories have averaged 43 percent of the Company's consolidated net sales and approximately 49 percent of gross profits during the last three years. The following table summarizes the consolidated net sales and gross profits (net sales less cost of products sold) by the Company's principal product groups for that same period.

Product Group Sales and Gross Profit

(In thousands)                                1994                 1993                1992
NET SALES
  Commercial and industrial equipment  $204,584    56.8%    $179,619   55.7%    $188,681   58.9%
  Accessories and replacement parts     155,429    43.2      142,983   44.3      131,653   41.1
                                       $360,013   100.0%    $322,602  100.0%    $320,334  100.0%

GROSS PROFIT
  Commercial and industrial equipment  $ 89,262    51.3%    $ 76,325   49.8%    $ 82,859   52.9%
  Accessories and replacement parts      84,749    48.7       76,802   50.2       73,827   47.1
                                       $174,011   100.0%    $153,127  100.0%    $156,686  100.0%

Marketing  and  Distribution.  Graco's operations are  organized  to  allow  its full line of fluid handling products and systems to be offered in each major geographic market: the Americas, Europe and Pacific. The Industrial Equipment Division, the Automotive Equipment Division, the Contractor
Equipment Division, and the Lubrication Equipment Division provide worldwide marketing direction and product design and application assistance to each of these geographic markets.

Graco's equipment is sold worldwide principally through the Company's international sales subsidiaries, direct sales personnel and regional distributors. Manufacturers' representatives are used with some product lines. In the Americas, the Company maintains a specialized direct sales force which handles sales of large systems and sales to certain corporate accounts.

In 1994, Graco's net sales in the Americas were $241,169,000 or approximately 67 percent of the Company's consolidated net sales; in Europe (including the Middle East and Africa) net sales were $65,888,000 or approximately 18 percent; and in the Pacific region, net sales were $52,956,000 or approximately 15 percent.

Research, Product Development and Technical Services. Graco's research, development and engineering activities focus on new product design, product improvements, applied engineering and strategic technologies. A dedicated support group of application engineers and technicians also provides specialized technical assistance to customers in the design and evaluation of fluid transfer and application systems. It is one of Graco's financial goals  to  generate  30  percent of each year's sales from  products  introduced
in   the   prior  three  years.   To  achieve  this  goal,  Graco  substantially
increased its new product design and application engineering staff, and more than doubled the size of the Russell J. Gray Technical Center to provide  expansion  space  for engineering, testing  and  laboratory  activities during 1994. Occupancy of the new wing of the Technical Center will be completed by May 1995. Total research and development expenditures were $14,591,000, $12,382,000 and $10,616,000 for the 1994, 1993 and 1992 fiscal years, respectively.

Intellectual  Property.   Graco  owns  a  number  of  patents  and  has   patent
applications pending both in the United States and in foreign countries, licenses its patents to others, and is licensed under patents owned by others. In the opinion of the Company, its business is not materially dependent upon any one or more of these patents or licenses. The Company also owns a number of trademarks in the United States and foreign countries, including the registered trademarks for "GRACO," several forms of a capital "G" and various product trademarks which are material to the business of the Company in that they identify Graco and its products to its customers.

Competition. Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the diversity of the Company's products. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment and systems. It is impossible, because of the absence of reliable industry-wide figures, to determine its exact relative market position.

Environmental Protection. During the fiscal year ending December 30, 1994, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Employees. As of December 30, 1994, the Company employed approximately 2,075 persons on a full-time basis. Of this total, approximately 390 were employees based outside the United States, and 815 were hourly factory workers in the United States. Although Graco's U.S. employees are not covered by collective bargaining agreements, various national industry-wide labor agreements apply to select employees in Europe. The Company believes it has a good relationship with its employees.

Item 2. Properties

The Company owns the four buildings which house its corporate offices, principal manufacturing, assembly and research and development activities. These buildings, located in Minneapolis, Minnesota, have an aggregate area of approximately 664,200 square feet. The Company's distribution operations are located in 123,800 square feet of space in a Minneapolis suburb under a lease which expires at the end of 1996. The Company's technical assistance, product service and technical publications departments are located in 18,200 square feet of space in Minneapolis, under a lease which will expire in 1996.

The Company owns a 106,000 square foot facility in Plymouth, Michigan, which contains manufacturing, engineering and administrative operations devoted primarily to sales to the automotive industry. A 55,000 square foot building in Farmington Hills, Michigan and a 57,000 square foot building in Wixom, Michigan are currently for sale.

Graco manufactures paint spray guns and other products and accessories in a Company-owned 55,000 square foot building in Sioux Falls, South Dakota. The Company owns an office and plant located in Franklin Park, Illinois, of approximately 82,000 square feet. Graco's Japanese subsidiary leases an office building which functions as its technical sales center which houses engineering, demonstration and test activities, customer service, information systems and administration and a warehouse, all under long-term leases with renewal options on favorable terms. Graco's Canadian subsidiary owns a 20,000 square foot facility in Mississaugua, Ontario, which contains office and warehouse space. With the exception of the Maasmechelen facility, which is owned by the Belgium subsidiary, the Company leases branch or subsidiary sales offices in the United States and abroad, some of which have demonstration areas and/or warehouse space.

During  1994,  Graco  built  a  67,000 square  foot  warehouse,  production  and office building in Maasmechelen, Belgium. An expansion of 8,800 square feet was started in late 1994 to accommodate the European headquarters operations being relocated from France to Belgium, with completion expected the second quarter of 1995. European customer service, distribution and modular assembly functions formerly based in France and assembly operations previously carried on in Houthhalen, Belgium, were consolidated in 1994 at this location. In 1995, Graco plans to relocate its operations in the
Midlands region of the United Kingdom to a better quality leased facility with office, systems assembly and warehouse space. In Minneapolis, an 80,000 square foot expansion of the Company's Russell J. Gray Technical Center is nearing completion, with occupancy expected to be complete by May, 1995.

Graco's  facilities  are  in  good  operating  condition,  suitable  for   their
respective uses and are sufficient and adequate to meet current needs, with the recent and planned expansions.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 1, 1995. There are no family relationships between any of the officers named.

David  A.  Koch,  64,  is  Chairman and Chief Executive  Officer,  positions  he has held since 1985. He joined the Company in 1956 and held various sales and marketing positions with the Company prior to assuming the office of
President in 1962. For a five month period from January to June 1993, he also held the office of President. He has served as a director of the Company since 1962.

George Aristides, 59, was named President and Chief Operating Officer and was elected a director of the Company in June 1993. He became Executive Vice President, Industrial/Automotive Equipment Division, Manufacturing, Distribution and Eurafrican Operations, in March 1993. From 1985 until 1993, he was Vice President, Manufacturing Operations and Controller. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980.

John L. Heller, 58, was named Senior Vice President and General Manager - Contractor Equipment Division in July 1993. He became Vice President, Far East Operations and Latin America, in 1992. Prior to becoming Vice President, Far East Operations in 1984, he held various management and staff positions in sales and human resources. He joined the Company in 1972.

Roger L. King, 49, was named Senior Vice President and General Manager - International Operations in July 1993. He is responsible for Graco's sales activities and operations outside North America. He became Senior Vice President and Chief Financial Officer in March 1993, and Vice President and Treasurer in 1987. Prior to becoming Vice President, Treasurer and
Secretary in 1980, he held the position of Treasurer and Secretary and various treasury management positions with Graco. He joined the Company in 1970.

James A. Graner, 50, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant
Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974 as an accountant.

Clyde   W.  Hansen,  62,  was  elected  Vice  President,  Human  Resources,   in
December   1993.    He  joined  the  Company  in  1984  as  Employee   Relations
Director, a position he held until his election.

David M. Lowe, 39, was elected to the position of Treasurer in February 1995. Prior to joining the Company, he was employed by Ecolab Inc. in St. Paul, Minnesota, where he held various positions in the Treasury Department, including Manager-Corporate Finance; Director, Corporate Finance and most recently Director, Corporate Development.

Robert M. Mattison, 47, was elected Vice President, General Counsel and Secretary, in January 1992. Prior to joining the Company, he held various legal positions with Honeywell Inc., most recently as Associate General Counsel.

Robert A. Wagner, 44, was elected Vice President, Asia Pacific of Graco Inc. and President, Graco K.K. effective January 1995. He became Vice
President and Treasurer, Graco Inc., in February 1994. He joined the Company in December 1991, as Vice President, Corporate Development and
Planning.    Prior   to  joining  the  Company,  he  was   employed   by   Texas
Instruments for nearly five years, where he held various managerial positions, including Vice President and Manager, Corporate Development, a position which he held immediately prior to his departure.

Clayton R. Carter, 56, was appointed to the position of Vice President, Lubrication Equipment Division, effective January 1, 1995. He became Director, Vehicle Services Division, in February 1994. He joined the Company in 1962 and has held various sales management positions, most recently in the Contractor Equipment Division.

Thomas J. Fay, 44, is Vice President, European Operations, a position to which he was appointed on January 1, 1995. Prior to becoming General Manager of European Operations in March 1994, he held the position of
General Manager, Region III, in Europe. Mr. Fay joined the Company in 1984 and held various sales management positions before moving to Europe in 1990.

Vincent C. Hren, 44, is Vice President and General Manager, Automotive Division, a position to which he was appointed in December 1994. Prior to joining the Company, he was employed by Fisher-Rosemount in various managerial positions in manufacturing, most recently as Vice President of Worldwide Operations.

Charles L. Rescorla, 43, is Vice President, Manufacturing Operations, a position to which he was appointed on January 1, 1995. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial Division, a position which he assumed in 1988 when he joined the Company.

With  the  exception  of  David  M. Lowe, Clayton  R.  Carter,  Thomas  J.  Fay,
Vincent  C.  Hren,  and  Charles  L.  Rescorla,  the  officers  identified  were elected by the Board of Directors on May 3, 1994, to hold office until the next annual meeting of directors or until their successors are elected and qualify. In addition, effective January 1, 1995, Robert A. Wagner, who formerly held the position of Vice President and Treasurer, was elected to the office of Vice President, Asia Pacific, and on February 24, 1995, David
M. Lowe was elected to the office of Vice President and Treasurer. Messrs. Carter, Fay, Hren, and Rescorla were appointed to their positions by management effective January 1, 1995, January 1, 1995, December 27, 1994, and January 1, 1995, respectively.

PART II

Item   5.  Market  for  the  Company's  Common  Stock  and  Related  Stockholder
Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 6, 1995, there were 11,377,904 shares outstanding and 1,800 common shareholders of record, with another estimated 1,800 shareholders whose stock is held by nominees or broker dealers.

Quarterly Financial Information.
(In thousands, except per share amounts)

                                First       Second       Third      Fourth
1994                          Quarter      Quarter     Quarter     Quarter
Net Sales                     $80,930      $94,179     $89,048     $95,856
Gross Profit                   38,436       44,227      43,269      48,079
Net Earnings (Loss)             1,836        4,195       4,248       5,047
Per Common Share:
  Net Earnings (Loss)             .16          .36         .37         .44
  Dividends Declared              .14          .14         .14         .16
Stock Price (per share)
  High                       $  24.16     $  23.00    $  18.88    $  21.75
  Low                           20.00        18.75       16.88       18.00
Volume (# of shares)          2,056.7        373.6       603.1       288.4

1993
Net Sales                    $ 77,811     $ 79,415    $ 81,751    $ 83,625
Gross Profit                   36,209       39,321      39,337      38,260
Net Earnings (Loss)             2,572        4,114       3,463        (656)
Per Common Share:
  Net Earnings (Loss)             .23          .36         .30        (.06)
  Dividends Declared<F1>         .127         .127        .127        2.84
Stock Price (per share)
  High                       $  17.83     $  21.67    $  22.00    $  24.25
  Low                           15.42        17.33       20.75       21.17
Volume (# of shares)            573.9        692.0       635.1       424.1

<F1>
1  Includes the special one-time dividend of $2.70 per share declared
December 17, 1993, paid March 21, 1994.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)           1994      1993      1992      1991      1990
Net Sales                                      $360,013  $322,602     $320,334  $311,874  $321,263
Earnings Before Change
 in Accounting Principles                        15,326     9,493       11,145     8,946    17,713
Net Earnings                                     15,326     9,493        5,301     8,946    17,713
Per Common Share:<F1>
 Earnings Before Change
  in Accounting Principles                     $   1.32  $    .82     $    .97  $    .79  $   1.63
 Net Earnings                                      1.32       .82          .46       .79      1.63
Total Assets                                   $228,385  $216,365     $220,418  $205,929  $209,480
Long-term Debt (including current portion)       32,483    19,480       22,762    23,898    28,651
Redeemable Preferred Stock                        1,474     1,485        1,487     1,493     1,493
Cash Dividends Declared
 per Common Share<F1>                          $    .58  $   3.22<F2> $    .49  $    .45  $    .41

<F1>
1  All  per share data has been restated for the three-for-two stock split  paid
February 2, 1994.
<F2>
2  Includes  the  special one-time dividend of $2.70 per post-split  share  paid
March 21, 1994.

Above   information   includes  Lockwood  Technical,  Inc.   (LTI)   and   Graco
Robotics Inc. (GRI), former wholly-owned subsidiaries, sold in 1992 and 1991, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

The following is Management's Review and Discussion and is not covered by the Independent Auditors' Report.

Net earnings in 1994 of $15,326,000 were significantly higher than the $9,493,000 in 1993, and the $5,301,000 in 1992. The 61 percent increase in
1994 primarily reflects the impact of higher sales and the decline in operating costs as a percent of sales. Operating costs include increased product development costs and restructuring charges. The increase in net earnings between 1993 and 1992 principally resulted from the one-time net reduction in 1992 of $5,844,000 for the cumulative effect of changes in two accounting principles.

The following table indicates the percentage relationship of income and expense items, before changes in accounting principles, included in the Consolidated Statements of Earnings for the three most recent fiscal years and the percentage changes in those items for such years.

                                         Revenue & Expense Item            Revenue & Expense Item
                                      As a Percentage of Net Sales     Percentage Increase (Decrease)
                                       1994        1993       1992     1994/93      1993/92   1992/91
Net Sales                             100.0      100.0      100.0           12            1         3
Cost of Products Sold                  51.7       52.6       51.1           10            4         2
Product Development                     4.0        3.8        3.3           18           17       (11)
Selling                                25.8       26.6       26.7            8            0         7
General & Administrative               11.2       11.8       12.8            6           (7)        3
Operating Profit                        7.3        5.2        6.1           56          (13)        1
Interest Expense                       (0.5)      (0.7)      (0.9)         (16)         (16)      (27)
Other (Expense) Income, Net            (0.3)      (0.3)       0.4          nmf          nmf       nmf
Earnings Before Income Taxes and
 Changes in Accounting Principles       6.5        4.2        5.6           70          (24)       18
Income Taxes                            2.2        1.3        2.1           88          (38)        8
Earnings Before Changes
 in Accounting Principles               4.3        2.9        3.5           61          (15)       25

nmf - No Meaningful Figure

NET SALES

Graco  achieved  record  sales  in  1994. Net  sales  increased  12  percent  to
$360,013,000, principally as the result of significantly higher sales in the Americas in all divisions. Geographically, higher sales in the Americas, Europe and the Pacific were partially offset by a 14 percent sales  decline  in  Japan.  In 1993, sales increased  1  percent  over  1992  as
significant  increases  in  the  Americas  and  the  Pacific  were   offset   by
declines in Europe and Japan. The impact of exchange rate movement on sales was not significant in 1994 when compared to 1993, or in 1993 when compared to 1992.

Consolidated backlog at December 30, 1994 was $25 million, compared to $20 million at year-end 1993 and $18 million at the end of 1992. The increased backlog at the end of 1994 resulted primarily from increased Automotive Equipment Division system orders in the Pacific.

Sales increased 12 percent in 1994 when compared to 1993 and 2 percent in 1993 from 1992, excluding operations divested in 1992.

                                                                             % Increase (Decrease)
(In thousands)                         1994          1993         1992       1994/93     1993/92
Division Sales:
   Industrial Equipment             $136,995     $118,155     $129,078           16        (8)
   Automotive Equipment               67,457       64,765       62,587            4         3
   Contractor Equipment              121,478      110,802       97,592           10        14
   Lubrication Equipment              34,083       28,880       25,837           18        12
                                     360,013      322,602      315,094           12         2
   Divested Operations                     -            -        5,240          nmf       nmf
   Consolidated                     $360,013     $322,602     $320,334           12         1

Geographic Sales:
   Americas                         $241,169     $206,464     $183,181           17        13
   Europe                             65,888       60,546       75,807            9       (20)
   Pacific                            52,956       55,592       56,106           (5)       (1)
                                     360,013      322,602      315,094           12         2
   Divested Operations                     -            -        5,240          nmf       nmf
   Consolidated                     $360,013     $322,602     $320,334           12         1

nmf - No Meaningful Figure

COST OF PRODUCTS SOLD

Cost  of  products  sold in 1994, as a percent of net sales, decreased  to  51.7 from 52.6 in 1993, primarily due to manufacturing efficiencies gained from continued investment in technology and increased manufacturing volumes. Manufacturing efficiencies gained from continued investment in state-of-the-art manufacturing technology, principally in Minneapolis, Minnesota, and Sioux Falls, South Dakota, have more than offset increases in raw material and subcontract costs. Partially offsetting these factors were an increased proportion of lower-margin, engineered industrial and automotive system sales.

Periodic price increases have generally permitted the Company to recover increases in the cost of products sold. The Company's last U.S. price change was effective in January 1995, and represented an average 2 percent increase from its April 1994 price lists. The April 1994 price change was an average 2 percent increase from June 1992 prices.

OPERATING EXPENSES

Operating expenses in 1994 increased 8.4 percent from 1993, due primarily to continued investment in product development and ongoing restructuring initiatives. Restructuring and work force reduction costs worldwide accounted for approximately 50 percent of the increase.

Product development expenses in 1994 increased 18 percent to $14,591,000 as the Company added engineering personnel to achieve its goal of increasing sales of new products.

Included   in   1993  selling  and  general  and  administrative  expenses   are
$1,700,000 of non-recurring costs, including costs for the relocation of administrative and technical facilities in Japan.

Included in 1992 selling and general and administrative expenses were $5,200,000 in costs associated with the relocation and consolidation of the Company's Detroit-based operations, reductions in the U.S. sales force and European operations, and other personnel reductions.

FOREIGN CURRENCY EFFECTS

The costs of the Company's products are generally denominated in U.S. dollars, with approximately 17 percent sourced in non-U.S. currencies. A greater proportion of its sales, approximately 32 percent, is denominated in currencies other than the U.S. dollar. As a result, a weakening of the U.S. dollar increases sales more than costs and expenses, improving the Company's gross and operating profits. During 1994 when compared to 1993, the U.S. dollar was generally weaker against other major currencies. In 1993 when compared to 1992, it was stronger.

The gains and losses that result from the translation of the financial statements for all non-U.S. subsidiaries, except Japan, and the gains and losses on the forward and option contracts used to hedge these exposures, are included in Other (expense) income. For 1995, the translation gains or losses included in Other (expense) income will include Japan.

In total, the effect of the changes in exchange rates on operating profits and the gains and losses included in Other (expense) income increased earnings before income taxes by $2,300,000 in 1994, when compared to 1993, and decreased earnings before income taxes by $4,500,000 in 1993, when compared to 1992.

OTHER (EXPENSE) INCOME

The decrease in interest expense in 1994 reflects a reduction in the amount of and interest rate on long-term debt. This decrease was offset by higher floating rate borrowings used primarily to finance the Company's increased working capital requirements and investments in plant and equipment during the year. Increased product demand accelerated previously scheduled investments in manufacturing equipment.

Other  (expense)  income of ($1,040,000), ($821,000) and  $1,293,000  for  1994,
1993 and 1992, respectively, includes, among other things, the exchange gains and losses discussed previously, and a $1,800,000 gain on the sale of Lockwood Technical, Inc. (LTI) in 1992.

INCOME TAXES

The Company's net effective tax rate for 1994 was at the U.S. federal tax rate of 35 percent. The increase from the 31 percent rate for 1993 results principally from a non-recurring tax benefit received in 1993 associated with the increase in value of deferred tax assets caused by the U.S. statutory tax rate change to 35 percent. The effective tax rate of 38 percent in 1992 was higher than the then U.S. federal rate of 34 percent with the difference resulting principally from state taxes and foreign earnings taxed at rates higher than the U.S. rate. Reconciliation of the U.S. federal rate to the effective rates is discussed in Note D to the Consolidated Financial Statements.

EARNINGS BEFORE CHANGES IN ACCOUNTING PRINCIPLES

Earnings during 1994 increased by 61 percent to $15,326,000, or $1.32 per share, as compared to 1993, when earnings decreased by 15 percent to $9,493,000, or $.82 per share, from 1992 before changes in accounting principles.

CHANGES IN ACCOUNTING PRINCIPLES

The Company recorded one-time adjustments in 1992 for the cumulative effect of its required adoption of Statements of Financial Accounting Standards
(SFAS) No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions) and No. 109 (Accounting for Income Taxes), as described in Note A to the Consolidated Financial Statements.

OUTLOOK

The Company anticipates higher sales in 1995 as the result of continued new product introductions, focus on specific industries, positive economic conditions in the Americas, improving conditions in Europe, and continued economic growth in the Pacific region, excluding Japan.

The restructuring efforts undertaken in recent years have positioned the Company to capitalize on future growth opportunities while benefiting from overall lower operating expenses as a percent of sales. The Company expects its restructuring efforts to continue, however, at a lower level than 1994. Full year gross profit margins are expected to improve moderately in 1995, as  a  result  of  manufacturing efficiencies and  higher  volumes,  subject  to the strength of the U.S. dollar (see Foreign Currency Effects). Operating expenses as a percent of sales are expected to decrease, even though the
Company will continue to fund its long-term strategic initiatives in product development.

DIVIDEND ACTIONS

Over the last two years the Company has undertaken a number of measures to enhance shareholder value, broaden ownership, improve the liquidity of its common shares, and distribute excess cash balances:

     - A three-for-two stock split distributed in 1994;
     - A special one-time dividend of $2.70 per post-split share declared in 1993($31,224,000 in total);
     - A 10 percent increase in the regular dividend in 1993;
     - A 14 percent increase in the regular dividend in 1994.

ASSETS

The following table highlights several key measures of asset performance.

($ in thousands)                                         1994             1993             1992
Cash, Cash Equivalents and Marketable Securities      $ 2,444          $37,440          $38,186
Working Capital                                       $54,405          $47,648          $84,828
Current Ratio                                             1.6              1.5              2.1
Average Days Receivables Outstanding                       71               71               67
Inventory Turnover                                        4.3              4.0              3.3

Improved inventory management early in 1994 led to an increase in inventory turns to 4.3 compared to 4.0 in 1993. However, year-end inventory balances were 41 percent higher than 1993, principally due to new product introductions, increased volume and additional inventory carried to support customer service levels. Management is focusing its efforts to further improve inventory turns in 1995.

Overall,   1994   collection  performance  was   flat   at   71   average   days
receivables outstanding. The 22 percent increase in accounts receivable to $75,589,000, resulted primarily from increased fourth quarter sales compared to 1993.

LIABILITIES

At year-end, long-term debt (including current portion) was 28 percent of total capital (long-term debt plus shareholders' equity) compared to 21 percent  in  1993  and  18  percent in 1992. The  Company  had  $19  million  in unused credit lines available at December 30, 1994. While the Company believes available credit lines plus operating cash flows are adequate to fund the Company's short and long-term initiatives, additional credit lines may be arranged from time to time as necessary.

SHAREHOLDERS' EQUITY

Shareholders' equity totaled $81,851,000 on December 30, 1994, $7,166,000 higher than 1993, but down from 1992, as the result of the Company's decision to pay the special one-time dividend of $2.70 per share as previously noted.

CASH FLOWS FROM OPERATING ACTIVITIES

In 1994, cash flow from operations was $8,587,000, substantially less than net earnings. This is primarily the result of increased working capital requirements for inventory and accounts receivable. Cash flow from operating activities in 1993 was $23,116,000, $2,986,000 less than the $26,102,000 recorded in 1992.

Cash flows from operating activities have been, and are expected to be, the principal source of funds required for future additions to property, plant and equipment, and working capital, as well as for other corporate purposes.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital  expenditures  were  $23,100,000  in  1994,  $16,178,000  in  1993   and
$10,194,000 in 1992. These expenditures have enhanced the Company's engineering and manufacturing capabilities, improved product quality, increased capacity, and lowered costs. Expenditures in 1994 include the construction of an 80,000 square foot addition to the Company's technical center in Minneapolis, Minnesota and the acceleration of planned machinery purchases.

The Company expects to make approximately $25,000,000 in capital investments in 1995: $15,000,000 for machinery and equipment, $6,000,000 for the expansion of the Russell L. Gray Technical Center and $4,000,000 for manufacturing capacity expansion.

During 1994, the Company sold its marketable securities to fund the special one-time dividend of $31,224,000 paid to shareholders on March 21, 1994.

The Company realized cash proceeds of $8,569,000 on its sale of LTI in April 1992.

CASH FLOWS FROM FINANCING ACTIVITIES

The amount of common stock issued represents the funds received to purchase shares through the Company's dividend reinvestment plan, its Employee Stock
Purchase Plan, and the distribution of shares pursuant to its Long Term Stock Incentive Plan, more fully described in Note F to the Consolidated Financial Statements.

Graco offers an Automatic Dividend Reinvestment Plan, which provides shareholders with a simple and convenient way to reinvest quarterly cash dividends in additional shares of Graco common stock. Brokerage and service charges are paid by the Company.

All Graco employees in the U.S. participate in the Graco Employee Stock Ownership Plan. Eligible employees may also purchase Graco common stock through the Company's Employee Stock Purchase Plan.

From time to time, the Company makes open market purchases of its common shares. These shares are available for issuance to satisfy grants under its Long Term Stock Incentive Plan and other plans, as well as for other corporate purposes. On February 25, 1994, the Company's Board of Directors authorized management to repurchase up to 400,000 shares. As of December 31, 1994, under this repurchase program, the Company had repurchased 253,400 shares at an average price per share of $17.94.

The Company is currently paying 16 cents per share as its regular quarterly dividend. Annual cash dividends paid on the Company's common and preferred stock, including a special one-time dividend of $31,224,000 paid on March 21, 1994, were $37,732,000 in 1994, $5,879,000 in 1993 and $5,484,000 in
1992. The Company expects to continue paying regular quarterly dividends to its common shareholders at amounts which will be adjusted periodically to reflect earnings and cash flow performance and expectations.

In   1994,   debt   increased  by  $21,444,000,  reflecting  increased   working
capital   investment,   primarily   in  inventory,   receivables   and   capital
expenditures.

Item 8.  Financial Statements and Supplementary Data
                                                                       Page
     - Responsibility for Financial Reporting                            14
     - Independent Auditors' Report                                      14
     - Consolidated Statements of Earnings for fiscal
       years 1994, 1993 and 1992                                         15
     - Consolidated Statements of Changes in
       Shareholders' Equity Accounts (See Footnote F,
       Notes to Consolidated Financial Statements)                       22
     - Consolidated Balance Sheets for fiscal years
       1994, 1993 and 1992                                               16
     - Consolidated Statements of Cash Flows for
       fiscal years 1994, 1993 and 1992                                  17
     - Notes to Consolidated Financial Statements                        18
     - Selected Quarterly Financial Data (See Part
       II, Item 5, Market for the Company's Common
       Stock and Related Stockholder Matters)                             8

Responsibility For Financial Reporting

Management is responsible for the accuracy, consistency, and integrity of the information presented in this annual report on Form 10-K. The consolidated financial statements and financial statement schedules have been prepared in accordance with generally accepted accounting principles and, where necessary, include estimates based upon management's informed judgment.

In meeting this responsibility, management believes that its internal control structure provides reasonable assurance that the Company's assets are safeguarded and transactions are executed and recorded by qualified personnel in accordance with approved procedures. Internal auditors periodically review the internal control structure. Deloitte & Touche LLP, independent certified public accountants, are retained to audit the consolidated financial statements, and express an opinion thereon. Their opinion follows.

The Board of Directors pursues its oversight role through its Audit Committee. The Audit Committee, composed of directors who are not employees, meets twice a year with management, internal auditors, and Deloitte & Touche LLP to review the internal control structure, accounting practices, financial reporting, and the results of auditing activities.




INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying Consolidated Balance Sheets of Graco Inc. and Subsidiaries (the "Company") as of December 30, 1994, December 31,
1993,  and  December 25, 1992, and the related statements of  earnings  and cash flows for each of the three years in the period ended December 30, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 30, 1994, December 31, 1993, and December 25, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles. Also, on our opinion, such financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed  in  Note  A  to the Consolidated Financial  Statements,  the
Company   changed   its  method  of  accounting  for   income   taxes   and
postretirement health care benefits during the year ended December 25, 1992.




Deloitte & Touche LLP
Minneapolis, Minnesota
February 7, 1995

CONSOLIDATED STATEMENTS OF EARNINGS                                GRACO INC. & Subsidiaries

                                                                   Years Ended
                                                 December 30,    December 31,  December 25,
(In thousands, except per share amounts)                  1994           1993          1992
Net Sales                                             $360,013       $322,602       $320,334

 Cost of products sold                                 186,002        169,475        163,648

Gross Profit                                           174,011        153,127        156,686

 Product development                                    14,591         12,382         10,616

 Selling                                                92,752         85,757         85,583

 General and administrative                             40,279         38,086         41,019

Operating Profit                                        26,389         16,902         19,468

 Interest expense                                      (1,923)        (2,288)        (2,716)

 Other (expense) income,  net                          (1,040)          (821)          1,293

Earnings Before Income Taxes And

 Changes In Accounting Principles                       23,426         13,793         18,045

 Income taxes                                            8,100          4,300          6,900

Earnings Before Changes In

 Accounting Principles                                  15,326          9,493         11,145

 Cumulative effect of change in accounting

  principle relating to postretirement benefits              -              -        (6,768)

 Cumulative effect of change in accounting

  principle relating to income taxes                         -              -            924

Net Earnings                                          $ 15,326       $  9,493       $  5,301

Per Common Share Amounts:

 Earnings before changes in accounting principles     $   1.32       $    .82       $    .97

 Cumulative effect of change in accounting

  principle relating to postretirement benefits              -               -         (.60)

 Cumulative effect of change in accounting

  principle relating to income taxes                         -               -          .09

Net Earnings Per Common Share                         $   1.32       $     .82     $    .46

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                         GRACO INC. & Subsidiaries

                                                  December 30,   December 31,   December 25,
(In thousands, except share amounts)                      1994           1993           1992
Assets
Current Assets:
 Cash and cash equivalents                           $   2,444       $ 11,095      $  18,869
 Marketable securities                                       0         26,345         19,317
 Accounts receivable, less allowances of
  $4,700, $4,100, and $4,500                            75,589         62,178         61,195
 Inventories                                            50,529         35,719         49,871
 Deferred income taxes, net                             11,755          8,843         10,704
 Other current assets                                    3,628          3,079          1,985
 Total current assets                                  143,945        147,259        161,941
Property, Plant And Equipment, At Cost:
 Land                                                    3,547          3,125          2,976
 Buildings and improvements                             46,777         41,526         38,733
 Manufacturing equipment                                60,014         53,629         47,871
 Office, warehouse and automotive equipment             27,337         29,092         26,457
 Construction in progress                                7,489          2,504            773
                                                       145,164        129,876        116,810
 Accumulated depreciation                              (75,124)       (72,132)       (65,772)
                                                        70,040         57,744         51,038
Other Assets                                            14,400         11,362          7,439
                                                      $228,385       $216,365       $220,418

Liabilities and Shareholders' Equity
Current Liabilities:
 Notes payable to banks                               $ 11,675       $  3,234       $  3,615
 Current portion of long-term debt                       5,685          5,543          4,917
 Trade accounts payable                                 19,764         16,737         19,267
 Salaries, wages and commissions                        13,433         12,115         13,292
 Dividends payable                                       1,857         32,535          1,471
 Accrued insurance liabilities                           9,918          8,783          7,850
 Income taxes payable                                    5,761          5,658          6,588
 Other current liabilities                              21,447         15,006         20,113
  Total current liabilities                             89,540         99,611         77,113
Long-Term Debt, less current portion                    26,798         13,937         17,845
Retirement Benefits And Deferred
 Compensation                                           30,196         28,132         25,290
Commitments And Contingencies (Note H)
Shareholders' Equity
 5% Cumulative Preferred Stock, $100 par value;
  22,549 shares authorized; 14,740, 14,845
  and 14,870 shares outstanding                          1,474          1,485          1,487
 Common stock, $1 par value; 15,000,000 shares
  authorized; 11,377,004, 11,449,623 and
  7,547,478 shares outstanding                          11,377         11,449          7,547
 Additional paid-in capital                             18,289         19,813         18,569
 Retained earnings                                      50,702         42,430         73,697
 Other, net                                                  9           (492)        (1,130)
                                                        81,851         74,685        100,170
                                                      $228,385       $216,365       $220,418
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                               GRACO INC. & Subsidiaries

                                                                   Years Ended
                                                  December 30,   December 31,   December 25,
(In thousands)                                            1994           1993           1992
Cash Flows From Operating Activities:
 Net earnings                                        $  15,326      $   9,493      $   5,301
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                      10,447          9,292          8,629
     Deferred income taxes                              (4,042)           827         (5,997)
     Gain on sale of business                                -              -         (1,792)
     Change in:
      Accounts receivable                              (10,806)          (730)         3,399
      Inventories                                      (13,967)        14,901         (2,889)
      Trade accounts payable                             2,358         (3,226)        (3,924)
      Accrued salaries                                   1,439           (749)         2,905
      Retirement benefits and deferred compensation      1,670          2,481         13,558
      Other accrued liabilities                          6,858         (4,782)         6,664
      Other                                               (696)        (4,391)           248
                                                         8,587         23,116         26,102
Cash Flows From Investing Activities:
 Property, plant and equipment additions               (23,100)       (16,178)       (10,194)
 Proceeds from sale of property, plant and equipment       693            795            264
 Proceeds from sale of business                              -              -          8,569
 Purchases of marketable securities                     (5,464)       (25,703)       (20,504)
 Proceeds from sales of marketable securities           31,809         18,675          1,187
                                                         3,938        (22,411)       (20,678)
Cash Flows From Financing Activities:
 Proceeds from short-term borrowings                    10,411         15,098         19,163
 Payments on short-term borrowings                      (2,395)       (15,567)       (22,997)
 Proceeds from long-term debt                           16,632          1,297            569
 Payments on long-term debt                             (5,380)        (5,739)        (4,407)
 Common stock issued                                     3,102          3,390          2,524
 Retirement of common and preferred stock               (4,564)        (1,750)          (248)
 Cash dividends paid                                   (37,732)        (5,879)        (5,484)
                                                       (19,926)        (9,150)       (10,880)
Effect of exchange rate changes on cash                 (1,250)           671            347
Net decrease in cash and cash equivalents               (8,651)        (7,774)        (5,109)
Cash and cash equivalents
 Beginning of year                                      11,095         18,869         23,978
 End of year                                         $   2,444      $  11,095      $  18,869

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GRACO INC. & Subsidiaries
Years Ended December 30, 1994, December 31, 1993, and December 25, 1992

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December.

    BASIS OF STATEMENT PRESENTATION. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 30, 1994, all subsidiaries are 100 percent owned. Subsidiaries outside North America have been included principally on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting. The U.S. dollar was the functional currency for all foreign subsidiaries, except Graco K.K. (Japan), where the local currency was the functional currency.

    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Marketable securities include debt securities of various maturities. Realized gains and losses are computed based on the specific identified cost method. At December 31, 1993, the securities were reported at fair value. At December 25, 1992, the securities were recorded at the lower of cost or market. Cost approximated market at both December 31, 1993 and December 25, 1992.

    INVENTORY VALUATION. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing all U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

    CURRENCY HEDGES. The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. Subsequently, the Company enters into forward contracts, borrowings in various currencies, or options in order to hedge its net monetary positions. Consistent with financial reporting requirements, these hedges and net monetary positions are marked to market. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant. The amounts (which do not represent credit or market risk) of such contracts were (in U.S. dollars) $9,086,000, $15,258,000, and $16,709,000
at   December   30,  1994,  December  31,  1993,  and  December   25,   1992,
respectively.

    PROPERTY,  PLANT  AND  EQUIPMENT.    For  financial  reporting  purposes,
plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:
     Buildings and improvements                          10 to 45 years
     Leasehold improvements                               3 to 10 years
     Manufacturing equipment and tooling                  3 to 10 years
     Office, warehouse and automotive equipment           4 to 10 years

    REVENUE RECOGNITION. Revenue is recognized on large contracted systems using the percentage-of-completion method of accounting. The Company recognizes revenue on other products when title passes, which is usually upon shipment.

    INCOME  TAXES.      Effective   the   beginning   of  1992,  the  Company
adopted SFAS No. 109 (Accounting for Income Taxessee Note D). The Company provides taxes on unremitted earnings of subsidiaries.

    EARNINGS PER COMMON SHARE. On December 17, 1993, the Board of Directors approved a three-for-two stock split, effected in the form of a stock dividend, payable February 2, 1994, to shareholders of record on January 5, 1994. All share and per share data has been restated to reflect the split. Earnings per common share are computed on earnings reduced by dividend requirements on preferred stock and based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Earnings per common share assuming full dilution are substantially the same.

    RETIREE HEALTH CARE BENEFITS. Effective the beginning of 1992, the Company adopted SFAS No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions). This Statement requires the accrual of postretirement benefit costs during the years an employee provides services. The Company elected to charge the entire unfunded obligation of $10,254,000

($6,768,000 after tax), against earnings as of the beginning of 1992, as a cumulative effect of a change in accounting principle. In addition, the effect of this change decreased 1992 earnings before income taxes by $848,000.

    1992 SALE OF SUBSIDIARY. On April 24, 1992, the Company sold a wholly owned subsidiary, Lockwood Technical, Inc., (LTI) and a related Japanese joint venture affiliate (LTI-Graco K.K.). A gain on the sale of $1,792,000 is reflected in 1992 results.

B.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

The   Company  operates  in  one  industry  segment,  namely,  the  design, manufacture, marketing, sale and installation of systems and equipment for the management of fluids.

The Company's operations by geographical area for the last three years are shown below.

(In thousands)                                            1994           1993           1992
Sales to unaffiliated customers:
   Americas<F1>                                       $241,169       $206,464       $187,724
   Europe                                               65,888         60,546         75,914
   Pacific                                              52,956         55,592         56,696
                                                       360,013        322,602        320,334
Intercompany sales between geographic area:<F2>
   Americas                                             51,939         38,902         43,957
   Europe                                                   14          3,798          3,073
   Pacific                                                 450            402            542
   Eliminations                                        (52,403)       (43,102)       (47,572)
Total sales                                           $360,013       $322,602       $320,334
Operating profit:
   Americas                                           $ 62,650       $ 46,260       $ 41,950
   Europe                                              ( 5,463)       ( 2,780)         1,810
   Pacific                                               1,639            654          4,600
   Eliminations                                        ( 2,205)         1,627          2,067
                                                        56,621         45,761         50,427
General corporate expenses                             (31,272)       (29,680)       (29,666)
Interest expense                                       ( 1,923)       ( 2,288)       ( 2,716)
Earnings before income taxes and
  changes in accounting principles                    $ 23,426        $ 13,793      $ 18,045
Assets:
   Americas                                           $163,201       $128,713       $129,219
   Europe                                               50,503         30,737         34,829
   Pacific                                              26,605         25,680         25,043
   Corporate                                             2,444         37,440         38,186
   Eliminations                                        (14,368)       ( 6,205)       ( 6,859)
Total assets                                          $228,385       $216,365       $220,418

<F1>
1 Included are U.S. export sales to unaffiliated customers of $23,408, $25,251, and $18,675, in 1994, 1993, and 1992, respectively.
<F2>
2 Transfers between entities are made at prices which allow appropriate markups to the manufacturing and selling unit.

Net   earnings  (loss)  for  subsidiaries  operating  outside  the   U.S.   were
($5,624,000),   ($2,261,000),  and  $6,608,000  for  1994,   1993,   and   1992,
respectively.

Retained   earnings   for   subsidiaries  operating  outside   the   U.S.   were
$8,860,000,   $9,760,000,   and   $9,908,000   for   1994,   1993,   and   1992,
respectively.

Transaction and translation net gains or losses, included in Other income (expense), net were $366,000, ($1,294,000), and ($670,000) for 1994, 1993, and 1992, respectively.

C.  INVENTORIES

Major components of inventories for the last three years were as follows:

(In thousands)                                            1994           1993           1992
Finished products and components                     $  46,694      $  42,010      $  46,234
Products and components in various
   stages of completion                                 24,826         21,410         27,700
Raw materials                                           13,918          8,642         10,315
                                                        85,438         72,062         84,249
Reduction to LIFO cost                                 (34,909)       (36,343)       (34,378)
                                                     $  50,529      $  35,719      $  49,871

Inventories valued under the LIFO method were $32,743,000, $19,700,000, and $30,309,000 for 1994, 1993, and 1992, respectively. The balance of the inventory was valued on the FIFO method.

In   1993,   certain   inventory   quantities   were   reduced,   resulting   in
liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect was to increase net earnings by approximately $900,000 in 1993.

D.  INCOME TAXES

The Company adopted SFAS No. 109 (Accounting for Income Taxes) as of the beginning of 1992.

Earnings before income tax expense and changes in accounting principles consist of:

(In thousands)                                            1994            1993           1992
Domestic                                              $ 28,168       $  13,796      $  11,573
Foreign                                                 (4,742)            (3)          6,472
Total                                                 $ 23,426       $  13,793      $  18,045

Income tax expense, before the cumulative effect of changes in accounting principles, consists of:

(In thousands)                                            1994           1993           1992
Current:
  Domestic:
     Federal                                          $  9,383       $  1,598       $  4,987
     State and local                                     1,030            385            745
  Foreign                                                2,596          1,551          2,833
                                                        13,009          3,534          8,565
Deferred:
  Domestic                                              (3,617)          (134)        (2,117)
  Foreign                                               (1,292)           900            452
                                                        (4,909)           766         (1,665)
Total                                                 $  8,100       $  4,300       $  6,900

Income  taxes  paid  were  $12,136,000,  $4,620,000,  and  $6,186,000  in  1994,
1993, and 1992, respectively.

A   reconciliation  between  the  U.S.  federal  statutory  tax  rate  and   the
effective tax rate is as follows:

                                                        1994             1993           1992
Statutory tax rate                                        35%              35%            34%
  Foreign earnings with higher tax rates                   2                1              4
  State taxes, net of federal effect                       3                2              3
  (Increase) in deferred tax assets from
     statutory tax rate increase                           -               (3)             -
  U.S. general business tax credits                       (3)              (1)            (1)
  Other                                                   (2)              (3)            (2)
Effective tax rate                                         35%              31%            38%

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)                                                 1994          1993          1992
Inventory valuations                                        $ 4,616       $ 3,004       $ 3,673
Cost reductions and severance accruals                        1,377           742         2,268
Insurance accruals                                            3,232         2,876         2,230
Vacation accruals                                             1,428         1,398         1,199
Bad debt reserves                                               893           894           979
Other                                                           422           (71)          355
Valuation allowance                                            (213)            -             -
  Current                                                    11,755         8,843        10,704
Unremitted earnings of consolidated foreign subsidiaries *   (2,938)       (4,141)       (4,637)
Excess of tax over book depreciation                         (3,104)       (2,845)       (2,657)
Postretirement benefits                                       4,447         4,194         3,775
Pension and deferred compensation                             5,103         4,856         4,291
Net operating loss carry forward                              6,715         2,066             -
Other                                                           407           895           308
Valuation allowance                                          (6,680)       (2,740)            -
  Non-current                                                 3,950         2,285         1,080
Net deferred tax assets                                     $15,705       $11,128       $11,784

*  Payable at the time these earnings are distributed to the parent

Net non-current deferred tax assets above are included in other assets. Total deferred tax assets were $22,506,000, $18,637,000 and $19,218,000, and total deferred tax liabilities were $6,801,000, $7,509,000, and $7,434,000 on December 30, 1994, December 31, 1993 and December 25, 1992,
respectively.  A  valuation  allowance of $6,893,000  and  $2,740,000  has  been recorded as of December 30, 1994 and December 31, 1993, respectively, primarily related to the uncertainty of obtaining tax benefits for subsidiary operating losses, which expire beginning in 1998 in Japan and in later years for other subsidiaries. The effect of these allowances has been considered in "Foreign earnings with higher tax rates" in the Company's tax rate reconciliation.

E.  DEBT

Long-term debt consists of the following:

(In thousands)                                                1994           1993         1992
Term debt, 6.53%, payable in equal
  annual installments through 1995                         $ 4,000        $ 8,000      $12,000
Term debt, 5.70% at December 30, 1994, payable
  in equal annual installments through 1997                    900          1,200        1,500
Industrial development refunding revenue
  bonds, 4.65% at December 30, 1994,
  payable through 2002 (property carried at
  $3,219 pledged as collateral)                              5,000          5,500        6,000
Revolving credit agreement, 7% at December 30,1994,
  payable September 30, 1996                                14,850              -            -
Obligations related to low income housing investments        4,534          2,867            -
Other                                                        3,199          1,913        3,262
Total long-term debt                                        32,483         19,480       22,762
  Less current portion:                                      5,685          5,543        4,917
Long-term portion                                          $26,798        $13,937      $17,845

Aggregate  annual  scheduled maturities of long-term  debt  for  the  next  five
years   are   as   follows:   1995,   $5,685,000;   1996,   $16,744,000;   1997,
$1,886,000;   1998,  $1,803,000;  1999,  $2,763,000.  Interest  paid   on   debt
during   1994,   1993,  and  1992  amounted  to  $1,923,000,   $3,230,000,   and
$1,910,000, respectively. The fair value of the Company's long-term debt at December 30, 1994, December 31, 1993 and December 25, 1992, is not materially different than its recorded value.

During 1992, the Company entered into an interest rate swap agreement whereby it fixed the interest rate of the remaining principal amounts of the Company's previously variable interest rate revenue bond debt at 4.65 percent through 1997, at which time the debt will revert back to a variable interest rate. The cash flows related to the swap agreement are recorded as income when received and expense when paid. Market and credit risk are not significant.

On December 30, 1994, the Company had lines of credit with U.S. and foreign banks of $44,280,000, including a $15,000,000 revolving credit agreement. The unused portion of these credit lines was $18,993,000 at December 30, 1994. Borrowing rates under these facilities vary with the prime rate, rates on domestic certificates of deposit, and the London interbank market. During the years ended December 30, 1994, December 31, 1993 and December 25, 1992, the Company's weighted average short term borrowing rates were
4.8 percent, 10.3 percent and 11.5 percent, respectively. The Company pays commitment fees of up to 3/16 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the covenants of its debt agreements. Under the most restrictive terms of the agreements, approximately $7,378,000 of retained earnings were available for payment of cash dividends at December 30, 1994.

F.  SHAREHOLDERS' EQUITY

The holders of cumulative preferred stock are entitled to fixed cumulative dividends of 5 percent per annum on the par value before cash dividends may be paid or declared on common stock. The preferred stock may be redeemed at the option of the Company at $105 per share plus accrued and unpaid dividends. Preferred stockholders are entitled to $105 per share in the
event   of  voluntary  liquidation  of  the  Company  or  $100  per  share   for
involuntary liquidation, plus all accrued and unpaid dividends. All required dividends have been paid.

The Company has authorized, but not issued, a separate class of 3,000,000 shares of preferred stock, $1 par value.

The Company has a leveraged Employee Stock Ownership Plan (ESOP) under which outstanding debt was $900,000, $1,200,000 and $1,500,000 at December 30, 1994, December 31, 1993 and December 25, 1992, respectively. This is also the remaining balance of a concurrent loan to the ESOP Trust from the Company on the same terms. The Company's loan is included in long-term debt with the receivable from the ESOP in a like amount recorded as a reduction of shareholders' equity reflected in the Other, net category. The Company is obligated to make annual contributions to the ESOP Trust through 1997 sufficient to repay the loan and interest thereon.

On May 3, 1994, the shareholders approved a Nonemployee Director Stock Plan which enables individual nonemployee directors of the Company to elect to receive all or part of a director's annual retainer in the form of shares of the Company's common stock instead of cash.

On December 17, 1993, the Board of Directors approved a three-for-two stock split, effected in the form of a stock dividend, payable February 2, 1994 to  shareholders  of  record  on  January 5,  1994.  Accordingly,  December  31,
1993 balances reflect the split with an increase in common stock and a reduction in retained earnings of $3,817,000. All stock option, share and per share data have been restated to reflect the split. On December 17, 1993, the Board of Directors also approved a special one-time dividend of $2.70 per common share to be paid March 21, 1994, on post-split shares to shareholders of record on March 7, 1994. Dividends payable at December 31, 1993, reflect the special one-time dividend.

Under the Company's Employee Stock Purchase Plan, 2,100,000 common shares have been authorized for sale to employees, 434,546 of which remained unissued at the end of 1994. The purchase price of the shares under the Plan is the lesser of 85 percent of the fair market value on the first day or the last day of the Plan year.

The Company maintains a Plan in which one preferred share purchase right (Right) exists for each common share of the Company. Each Right will entitle its holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $80, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock. The Rights expire in March 2000 and may be redeemed earlier by the Board of Directors for $.01 per Right.

The Company has a Long Term Stock Incentive Plan, under which a total of 1,650,000 common shares have been reserved for issuance, with 790,812 shares remaining reserved at December 30, 1994. Grants under this Plan are in the form of restrictive share awards and stock options. Restrictive share awards of 398,406 common shares have been made to certain key employees under the Plan, with 62,316 shares restricted for disposition, such restrictions lapsing from 1995 to 1997. Unearned compensation expense relating to the remaining restricted shares is $745,000 at December 30, 1994, and is included as a reduction of shareholders' equity in the Other, net category.

Stock options for 801,622 common shares have also been granted under the Plan. The option price is the market price at the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire in five to ten years from the date of grant.

In 1993, the Company granted Stock Appreciation Rights (SARs) to certain key employees, utilizing a portion of the above options. Upon the exercise of the SARs, the employee will surrender the unexercised related option and will receive a cash payment equal to the excess of the fair market value at the time of exercise over the price of the related option. Compensation expense related to the SARs is not significant.

Shares and options on common shares granted and exercisable, as well as the exercise price, are shown for the last three years in the table below:

                                                 NUMBER OF SHARES
                                                                                  Option Price
                                     Reserved      Granted   Exercisable             Per Share
Balance at December 27, 1991          249,060      250,080       238,830       $  5.22 - 14.45
 Reserved                             750,000            -             -                     -
 Granted                                    -      157,020        25,470          5.22 - 17.67
 Exercised                            (84,729)     (84,729)      (84,729)         5.22 - 17.67
 Canceled                              27,947       (4,950)       (4,950)        12.67 - 17.75
Balance at December 25, 1992          942,278      317,421       174,621         11.59 - 16.09
 Granted                                    -       82,800        25,875         15.50 - 19.92
 Exercised                           (130,632)    (130,632)     (130,632)        11.59 - 18.92
 Canceled                              23,322       (3,450)        4,950         12.67 - 17.75
Balance at December 31, 1993          834,968      266,139        74,814         11.59 - 19.92
 Granted                                    -      258,370        53,835         11.50 - 22.63
 Exercised                            (52,210)     (52,210)      (52,210)        11.58 - 18.92
 Canceled                               8,054      (15,937)       (2,590)        11.58 - 18.92
Balance at December 30, 1994          790,812      456,362        73,849        $11.50 - 22.63

The changes in shareholders' equity accounts are as follows:

(In thousands)                                          1994             1993           1992
Preferred stock
Balance, beginning of year                          $  1,485         $  1,487       $  1,493
Shares repurchased                                       (11)              (2)            (6)
Balance, end of year                                   1,474            1,485          1,487
Common stock
Balance, beginning of year                            11,449            7,547          7,446
Stock split                                                -            3,817              -
Shares issued                                            188              157            120
Shares repurchased                                      (260)             (72)           (19)
Balance, end of year                                  11,377           11,449          7,547
Additional paid-in capital
Balance, beginning of year                            19,813           18,569         16,633
Shares issued                                          2,914            3,198          2,404
Shares repurchased                                    (4,438)          (1,954)          (468)
Balance, end of year                                  18,289           19,813         18,569
Retained earnings
Balance, beginning of year                            42,430           73,697         74,048
Net Income                                            15,326            9,493          5,301
Cash Dividends                                        (7,054)         (36,943)        (5,652)
Stock split                                                -           (3,817)             -
Balance, end of year                                  50,702           42,430         73,697
Cumulative translation adjustment
Balance, end of year                                   1,654            1,958          2,368
Other, net
Balance, end of year                                  (1,645)          (2,450)        (3,498)
Total Shareholders' Equity                          $ 81,851         $ 74,685       $100,170

G.  RETIREMENT BENEFITS

The  Company  has  a  defined contribution plan, under  Section  401(k)  of  the
Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. Currently, the Company matches employee contributions at a 50 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $850,000 in 1994, $819,000 in 1993, and $813,000 in 1992.

The   Company  has  non-contributory  defined  benefit  pension  plans  covering substantially  all  U.S. employees and directors and most of  the  employees  of the Company's non-U.S. subsidiairies. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds. The expenses for these plans consist of the following components:

(In thousands)                                            1994              1993           1992
Service cost - benefits earned during the period     $   2,499         $   2,244      $   2,389
Interest cost on projected benefit obligation            4,301             4,115          3,917
Actual return on assets                                    579           (11,736)        (1,325)
Net amortization and deferral                           (5,583)            7,354         (2,688)
Cost of pension plans which are not significant
     and have not adopted SFAS No. 87                      312               190            289
Net periodic pension cost                            $   2,108         $   2,167      $   2,582

The   status  of  the  Company's  plans  and  the  amounts  recognized  in   the
financial statements are:

(In thousands)                                               1994            1993          1992
Actuarial present value:
  Vested benefit obligation                              $ 49,429        $ 43,492      $ 33,850
  Accumulated benefit obligation                         $ 54,884        $ 48,644      $ 37,603
  Projected benefit obligation                           $ 66,093        $ 60,144      $ 52,724
  Plan assets at fair value                                55,057          57,151        46,520
  Funded status                                           (11,036)         (2,993)       (6,204)
  Unrecognized net gain                                    (3,787)        (10,910)       (5,989)
  Unrecognized net liability being amortized                  204             249           265
  Adjustment required to recognize minimum liability       (1,192)           (467)         (269)
Accrued pension cost                                    ($ 15,811)      ($ 14,121)    ($ 12,197)

Major assumptions at year-end:

                                                          1994              1993           1992
Discount rate                                       4 - 7 1/2%        4 - 7 1/2%     6 - 8 1/2%
Rate of increase in future compensation levels          3 - 7%            3 - 7%         4 - 8%
Expected long-term rate of return on plan assets            9%                9%             9%

In addition to providing pension benefits, the Company pays part of the health insurance costs for its retired U.S. employees and their dependents.

The cost of retiree health benefit expense for 1994, 1993 and 1992 was as follows:

(In thousands)                                            1994             1993              1992
Service cost                                            $  503            $  454         $  345
Interest cost                                              947               976            851
Net benefit expense                                     $1,450            $1,430         $1,196

The  Company's  policy  is  to fund these benefits  on  a  pay-as-you-go  basis.
The actuarial present value of these health benefit obligations and the amount recognized in the Consolidated Balance Sheets were as follows:

(In thousands)                                            1994              1993           1992
Accumulated postretirement benefit obligation
  Retirees and beneficiaries                        ($  5,502)        ($  5,387)     ($  4,756)
  Fully eligible active plan participants              (2,168)           (2,010)        (2,070)
  Other active plan participants                       (6,104)           (6,090)        (4,141)
Accumulated benefit obligations                       (13,774)          (13,487)       (10,967)
  Unrecognized net (gain) loss                          1,069             1,504           (135)
Accrued postretirement benefit cost                 ($ 12,705)        ($ 11,983)     ($ 11,102)

The Company's retirement medical benefit plan limits the annual cost increase that will be paid by the Company. Actuarial computations shown above have assumed the maximum cost increase. The discount rate assumption for 1994, 1993 and 1992 was 7.5 percent, 7.5 percent and 8.5 percent, respectively.

H.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

Aggregate rental commitments at December 30, 1994, under operating leases with noncancelable terms of more than one year, were $10,970,000, payable as follows:

                                             Vehicles &
(In thousands)                Buildings       Equipment          Total
1995                            $ 2,587         $   899        $ 3,486
1996                              2,249             342          2,591
1997                              1,764             118          1,882
1998                              1,580              43          1,623
1999                                733               7            740
Thereafter                          648               0            648
                                $ 9,561         $ 1,409        $10,970

Total rental expense was $4,103,000 for 1994, $4,276,000 for 1993, and $3,646,000 for 1992.

CONTINGENCIES:

On June 29, 1993, the U.S. District Court for the Southern District of Texas ruled that Binks Manufacturing Company of Franklin Park, Illinois deliberately infringed the patent covering Graco Inc.'s Glutton pumps. The court awarded compensatory damages, treble damages and attorneys' fees to Graco Inc., plus prejudgement interest, in a total amount of $2,750,000. Because Binks Manufacturing Company has appealed the decision, the Company will not recognize this award in the financial statements until the appeal reaches an appropriate state of resolution.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Part III, Items 10, 11, 12 and 13, except for certain information relating to Executive Officers included in Part I, is omitted as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 1994, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
            See Part II

     (2)  Financial Statement Schedule                                 Page
          - Schedule II - Valuation and Qualifying Accounts              28

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial
           Statements or Notes thereto.

     (3)  Management Contract, Compensatory Plan or Arrangement.
          (See Exhibit Index)                                            30
          Those entries marked by an asterisk are Management
          Contracts, Compensatory Plans or Arrangements.

(b)       Reports on Form 8-K
          There were no reports on Form 8-K for the fourteen weeks ended December 30, 1994.

(c)       Exhibit Index.                                                 30

Schedule II - Valuation and Qualifying Accounts
GRACO INC. & Subsidiaries

(In thousands)
                                                              Additions
                                                Balance at   charged to Deductions
                                                 beginning    costs and       from       Balance at
Description                                        of year     expenses   reserves      end of year
Year ended December 30 1994:
  Allowance for doubtful accounts                  $ 2,200      $ 1,200    $   700<F1>      $ 2,700
  Allowance for obsolete and overstock inventory     5,500        3,100      2,200<F2>        6,400
  Allowance for returns and credits                  1,900        2,000      1,900<F3>        2,000
  Valuation allowance for tax benefits               2,740        4,160                       6,900
                                                   $12,340      $10,460    $ 4,800          $18,000
Year ended December 31, 1993:
  Allowance for doubtful accounts                  $ 2,700      $   500    $ 1,000<F1>      $ 2,200
  Allowance for obsolete and overstock inventory     6,100        1,300      1,900<F2>        5,500
  Allowance for returns and credits                  1,800        1,900      1,800<F3>        1,900
  Valuation allowance for tax benefits                            2,740                       2,740
                                                   $10,600      $ 6,440    $ 4,700          $12,340
Year ended December 25, 1992:
  Allowance for doubtful accounts                  $ 2,800      $   500    $   600<F1>      $ 2,700
  Allowance for obsolete and overstock inventory     6,000        1,700      1,600<F2>        6,100
  Allowance for returns and credits                  1,800        1,700      1,700<F3>        1,800
                                                   $10,600      $ 3,900    $ 3,900          $10,600

<F1>
1Accounts  determined to be uncollectible and charged against  reserve,  net  of collections on accounts previously chargedagainst reserves.
<F2>
2Items scrapped or otherwise disposed of during the year.
<F3>
3Credits issued and returns processed, related to prior years.

Signatures

Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

 \David A. Koch                                     March 20, 1995
 David A. Koch
 Chairman and Chief Executive Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 \David M. Lowe                                     March 20, 1995
 David M. Lowe
 Treasurer
 (Principal Financial Officer)

 \James A. Graner                                   March 20, 1995
 James A. Graner
 Vice President and Controller
 (Principal Accounting Officer)






D. A. Koch        Director, Chairman and Chief Executive Officer
G. Aristides      Director, President and Chief Operating Officer
R. O. Baukol      Director
J. W. Lacey       Director
J. R. Lee         Director
L. R. Mitau       Director
R. D. McFarland   Director
D. R. Olseth      Director
G. C. Planchon    Director
C. B. Thompson    Director

David  A.  Koch,  by  signing his name hereto, does hereby  sign  this  document
on   behalf  of  himself  and  each  of  the  above  named  directors   of   the
Registrant pursuant to powers of attorney duly executed by such persons.

 \David A. Koch                                     March 20, 1995
 David A. Koch
 (For himself and as attorney-in-fact)

Exhibit Index

     Exhibit
     Number    Description

               3.1   Restated  Articles  of  Incorporation.   See  also  Exhibit
               4.4.    (Incorporated  by  reference  to  Exhibit  3.1   to   the
               Company's 1993 Annual Report on Form 10-K.)

               3.2 Restated Bylaws. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated January 12, 1988.)

               3.3 Bylaws Amendment. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 1, 1990.)

               4.1 Credit Agreement dated October 1, 1990, between the Company and First Bank National Association. (Incorporated by reference to Exhibit 5 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 28, 1990.)

               4.2   Amendment  1  dated  June 12,  1992,  to  Credit  Agreement dated October 1, 1990, between the Company and First Bank National Association; and Amendment 2 dated December 31, 1992, to the same Agreement. (Incorporated by reference to
               Exhibit 1 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 3 dated November 8, 1993, and Amendment 4, dated February 8, 1994. (Incorporated by reference to
               Exhibit  4.2  to  the Company's 1993 Annual Report  on  Form  10-
               K.)

               4.3 Loan Agreement dated November 24, 1993, between the Company and Metropolitan Life Insurance Company, as amended on January 13, 1994.

                      Pursuant   to  Item  601(b)(4)(iii)  of  Regulation   S-K,
               copies of certain instruments defining the rights of holders of certain long-term debt of the Company and its subsidiaries are not filed and, in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

               4.4 Rights Agreement dated as of March 9, 1990, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 19. 1990.)

               *10.1       1994   Corporate  and  Business  Unit  Annual   Bonus
               Plan.   (Incorporated  by  reference  to   Exhibit   2   to   the
               Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

               *10.2       Deferred   Compensation  Plan   Restated,   effective
               December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 11, 1993.)

               *10.3 Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to executive officers, as
               amended   by   Amendment   1,  effective   September   1,   1990.
               (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 11, 1993.)

               *10.4      Chairman's  Award  Plan.  (Incorporated  by  reference
               to Exhibit 3 to the Company's Report on Form 8-K dated March 7, 1988.)

               *10.5 Executive Long Term Incentive Agreements. Form of restricted stock award agreement used for awards to executive officers. (Incorporated by reference to Attachment B to Item 5 to the Company's Report on Form 10-Q for the
               thirteen weeks ended March 29, 1991.) Form of restricted stock award agreement used for awards to Chairman. (Incorporated by reference to Attachment A to Item 5 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1991.)

               *10.6 Executive Long Term Incentive Agreement. Form of agreement used for restricted stock awards to two new officers. (Incorporated by reference to Attachment B to Company's Report on Form 10-Q for the thirteen weeks ended March 27, 1992.)

               *10.7      Executive  Long  Term Incentive  Agreement.   Form  of
               agreement  used  for  one  year restricted  stock  award  to  one officer. (Incorporated by reference to Exhibit 2 to Company's Report on Form 10-Q for the twenty-six weeks ended June 25, 1993.)

               *10.8      Long  Term  Stock  Incentive  Plan  (Incorporated   by
               reference to Attachment C to the Company's Report on Form 10-Q for the thirteen weeks ended March 27, 1992.)

               *10.9        Retirement   Plan   for   Non-Employee    Directors.
               (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

               *10.10       Deferred   Compensation   Plan   for    Non-Employee
               Directors. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 7, 1988.)

               *10.11 Restoration Plan, restating Excess Benefit Plan, effective as of July 1, 1988. (Incorporated by reference to
               Exhibit 1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 1993.)

               *10.12     Stock  Option  Agreement.   Form  of  agreement   used
               for   incentive   stock  option/alternative  stock   appreciation
               right award to selected officers, dated February 25, 1993. (Incorporated by reference to Exhibit 10.14 to the Company's 1993 Annual Report on Form 10-K.)

               *10.13 Stock Option Agreement. Form of agreement used for non-incentive stock option/alternative stock appreciation right award to selected officers, dated May 4,
               1993. (Incorporated by reference to Exhibit 10.15 to the Company's 1993 Annual Report on Form 10-K.)

               *10.14     Nonemployee  Director  Stock  Plan  (Incorporated   by
               reference to Exhibit 1 to the Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

               *10.15 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated May 2, 1994. (Incorporated by reference to
               Exhibit 3 to the Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

               *10.16 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to selected officers, dated December 15, 1994, December 27, 1994 and February 23, 1995.

               *10.17      Separation  and  Supplemental  Retirement   Agreement
               between  Barry  A.  Calhoon  and the Company,  dated  January  3,
               1995.

               11    Statement  of  Computation of Earnings per  share  included herein on page 32.

               21    Subsidiaries  of  the Registrant included  herein  on  page
               33.

               23    Independent  Auditor's  Consent  included  herein  on  page
               33.

               24   Power of Attorney included herein on page 34.

               27   Financial Data Schedule (EDGAR filing only).

  *Management Contracts, Compensatory Plans or Arrangements.