Form 10-Q
period 1995-03-31
GRACO INC
filed 1995-05-12
CIK 42888

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934



For the quarterly period ended March 31, 1995.

Commission File Number:  1-9249



                             GRACO INC.
     (Exact name of Registrant as specified in its charter)



          Minnesota                                       41-0285640
(State of incorporation)            (I.R.S. Employer Identification Number)


      4050 Olson Memorial Highway
        Golden Valley, Minnesota                               55422
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

                                           Yes  X            No

 11,489,516 common shares were outstanding as of March 31, 1995.

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

          Stock Option Agreement (Non-ISO)                  Exhibit 10
          Computation of Net Earnings per Common Share      Exhibit 11
          Financial Data Schedule                           Exhibit 27

                                 PART I

                     GRACO  INC.  AND  SUBSIDIARIES
Item 1.
                   CONSOLIDATED STATEMENT OF EARNINGS

                               (Unaudited)

                                                 Thirteen Weeks Ended
                                                    March 31, 1995        April 1, 1994
                                                      (In thousands except per share amounts)

        Net sales                                            $95,527               $80,930

             Cost of products sold                            49,000                42,494

        Gross profit                                          46,527                38,436

             Product development                               3,921                 3,556
             Selling                                          21,690                22,299
             General and administrative                       11,100                 9,488

        Operating profit                                       9,816                 3,093

             Interest expense                                    684                   368
             Other expense, net                                  396                    39


        Earnings before income taxes                           8,736                 2,686

             Income taxes                                      3,300                   850

        Net earnings                                          $5,436                $1,836


        Net earnings per common share                          $0.47                 $0.16

        Cash dividend per common share                         $0.16                 $0.14




                      See notes to consolidated financial statements.

                           GRACO  INC.  AND  SUBSIDIARIES

                           CONSOLIDATED  BALANCE  SHEETS

                                           (Unaudited)
                                         March 31, 1995    December 31, 1994
                    ASSETS
                                                   (In thousands)
Current Assets:
  Cash and cash equivalents                        $809            $2,444
  Accounts receivable, less allowances of
    $5,167 and $4,700                            80,097            75,589
  Inventories                                    54,589            50,529
  Deferred income taxes                          12,086            11,755
  Other current assets                            2,799             3,628
    Total current assets                        150,380           143,945

Property, plant and equipment:
  Cost                                          151,774           145,164
  Less accumulated depreciation                 (77,767)          (75,124)
                                                 74,007            70,040

Other assets                                     14,590            14,400

                                               $238,977          $228,385


    LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Notes payable to banks                        $21,706           $11,675
  Current portion of long-term debt               5,916             5,685
  Trade accounts payable                         17,588            19,764
  Dividends payable                               1,820             1,857
  Income taxes payable                            7,943             5,761
  Other current liabilities                      40,426            44,798
    Total current liabilities                    95,399            89,540

Long-term debt, less current portion above       24,460            26,798

Retirement benefits and deferred compensation    31,233            30,196

Shareholders' equity:
  Preferred stock                                 1,474             1,485
  Common stock                                   11,495            11,366
  Additional paid-in capital                     20,242            18,289
  Retained earnings                              54,270            50,702
  Other, net                                        404                 9
                                                 87,885            81,851

                                               $238,977          $228,385


                See notes to consolidated financial statements.

                    GRACO  INC.  AND  SUBSIDIARIES

              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                             (Unaudited)
                                                     Thirteen Weeks Ended
                                                March 31, 1995  April 1, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:                    (In thousands)

 Net earnings                                           $5,436         $1,836
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                        3,282          2,600
    Deferred income taxes                                 (292)          (340)
    Change in:
       Accounts receivable                              (3,044)        (5,213)
       Inventories                                      (3,848)        (6,231)
       Trade accounts payable                           (2,405)        (1,216)
       Accrued salaries                                 (3,770)        (2,154)
       Retirement benefits and deferred compensation     1,342            938
       Other accrued liabilities                           671         (1,747)
       Other                                             1,297           (852)

                                                        (1,331)       (12,379)
CASH FLOWS FROM INVESTING ACTIVITIES:

 Property, plant and equipment additions                (7,526)        (2,711)
 Proceeds from sale of property, plant, and equipment      322            123
 Purchases of marketable securities                          0         (5,464)
 Proceeds from marketable securities                         0         31,450

                                                        (7,204)        23,398

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from notes payable                            33,557         10,155
 Payments on notes payable                             (23,739)        (1,053)
 Payments on long-term debt                             (2,210)             0
 Common stock issued                                     2,071          2,663
 Cash dividends paid                                    (1,905)       (32,829)

                                                         7,774        (21,064)

Effect of exchange rate changes on cash                   (874)            66

Net decrease in cash and cash equivalents               (1,635)        (9,979)

Cash and cash equivalents:

 Beginning of year                                       2,444         11,095

 End of period                                            $809         $1,116

                    See notes to consolidated financial statements.

                      GRACO INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


1. The consolidated balance sheet as of March 31, 1995, the consolidated statements of earnings for the thirteen weeks ended March 31, 1995, and April 1, 1994, and the consolidated statements of cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

   In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. at March 31, 1995, and April 1, 1994, and the results of operations and cash flows for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Form 10-K.

   The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Major components of inventories were as follows:

                                          Mar. 31, 1995   DEC. 30, 1994

    Finished products and components            $50,406         $46,694
    Products and components in
       various stages of completion              28,086          24,826
    Raw materials                                11,169          13,918
    Reduction to LIFO cost                      (35,072)        (34,909)

                                                $54,589         $50,529

Item 2.             GRACO  INC.  AND  SUBSIDIARIES
             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
         RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

Results of Operations

Net earnings in the first quarter of $5,436,000 increased $3,600,000 from the same period a year ago as the Company continues to have strong sales in the Americas and growth in Europe and in most of the Pacific, despite the economic downturn in Japan. In addition to increased sales, gross margin levels have improved from 1994 and operating expenses as a percent of sales have declined due primarily to cost reduction efforts taken in 1994.

Sales in the first quarter of $95,527,000 increased $14,597,000, or 18 percent, from the same period in 1994. Sales in the Americas increased 11 percent to $65,115,000, and European sales were up 35 percent to $16,242,000 (a 23 percent volume increase, and a 12 percent gain due to exchange rates). In the Pacific (excluding Japan), sales increased 79 percent to $8,542,000 (a 78 percent volume increase, and a gain of 1 percent on exchange rates). In Japan, sales increased 4 percent to $ 5,628,000 (a 7 percent volume decrease offset by a gain of 11 percent on exchange rates).

Operating expenses of $36,711,000 increased $1,368,000, or 4 percent, from the first quarter of 1994. Product development expense increased 10 percent over 1994, as previously announced initiatives continue. Selling expenses were 3 percent lower than the same period last year, largely due to lower headcount levels associated with the Company's cost reduction efforts taken in 1994. General and administrative costs were up by 17 percent, due primarily to expense items related to increased profitability and special charges.

The income tax rate for the quarter was 38 percent compared to 32 percent for the same period in 1994. The increase was due primarily to foreign results effectively taxed at higher rates.

For the quarter, consolidated bookings were up 4%. Bookings were up modestly in all regions, with the most significant improvement in Europe. Backlog at March 31, 1995 was $28,000,000, approximately 11 percent higher than it was on December 30, 1994 and 14 percent lower than the first quarter of 1994.

The Company expects continued strong performance in the Americas and improved performance in Europe as the economies there continue to strengthen. Performance in Japan remains weak. The Company intends to continue making investments in manufacturing efficiency and new product development, and is striving for a more efficient global sales and marketing organization to improve its financial performance.

Financial Condition

Cash was used for operating activities and fixed asset additions. Accounts receivable increased $4,508,000 from the prior year-end due to the increased sales volume, and inventories increased $4,060,000 primarily in production. Property, plant and equipment totaling $7,526,000 was purchased during the first quarter.

The Company has unused lines of credit available at March 31, 1995, totaling $15 million.

                             PART II



Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits


                 Stock Option Agreeement                   Exhibit 10
                 Form of Agreement used for
                 award of non-incentive stock
                 options to executive officers,
                 dated March 1, 1995.

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










                                 GRACO INC.


Date: May 11, 1995               By: /s/ David A. Koch
                                     David A. Koch
                                     Chairman and Chief Executive Officer





Date: May 11, 1995               By: /s/David  M. Lowe
                                     David M. Lowe
                                     Treasurer
                                     (Principal Financial Officer)