Form 10-Q
period 1995-06-30
GRACO INC
filed 1995-08-11
CIK 42888

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934



For the quarterly period ended June 30, 1995.

Commission File Number:  1-9249
                       --------


                                GRACO INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)



               Minnesota                            41-0285640
         ----------------------      ---------------------------------------
        (State of incorporation)     (I.R.S. Employer Identification Number)


      4050 Olson Memorial Highway
        Golden Valley, Minnesota                      55422
- ---------------------------------------             ---------
(Address of principal executive offices)            (Zip Code)


                              (612) 623-6000
            ---------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes    X       No
11,492,931 common shares were outstanding as of June 30, 1995.

                        GRACO INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page Number

PART I  FINANCIAL INFORMATION


        Item 1. Financial Statements

                Consolidated Statements of Earnings                       3
                Consolidated Balance Sheets                               4
                Consolidated Statements of Cash Flows                     5
                Notes to Consolidated Financial Statements                6


        Item 2. Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                     7



PART II OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders       8

        Item 6. Exhibits and Reports on Form 8-K                          8


        SIGNATURES                                                        9

        1995 Corporate and Business Unit Annual Bonus Plan       Exhibit 10
        Computation of Net Earnings per Common Share             Exhibit 11
        Financial Data Schedule                                  Exhibit 27

                                 PART I

                       GRACO INC. AND SUBSIDIARIES

Item I.         CONSOLIDATED STATEMENTS OF EARNINGS

                               (Unaudited)

                                        Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                      -----------------------   -------------------------
                                   June 30, 1995 July 1, 1994  June 30, 1995  July 1, 1994
                                   ------------- ------------- ------------- -------------
                                           (In thousands except per share amounts)

Net sales                               $103,402       $94,179      $198,929      $175,109

     Cost of products sold                51,987        49,952       100,987        92,446
                                   ------------- ------------- ------------- -------------

Gross profit                              51,415        44,227        97,942        82,663

     Product development                   3,941         3,566         7,862         7,122
     Selling                              22,068        22,789        43,758        45,088
     General and administrative           10,982        10,659        22,082        20,147
                                   ------------- ------------- ------------- -------------

Operating profit                          14,424         7,213        24,240        10,306

     Interest expense                        745           480         1,429           848
     Other expense, net                      (53)          138           343           177
                                   ------------- ------------- ------------- -------------

Earnings before income taxes              13,732         6,595        22,468         9,281

     Income taxes                          5,200         2,400         8,500         3,250
                                   ------------- ------------- ------------- -------------

Net earnings                              $8,532        $4,195       $13,968        $6,031
                                   ============= ============= ============= =============

Net earnings per common and
     common equivalent share                $.73          $.36         $1.20          $.52
                                   ============= ============= ============= =============

Cash dividend per common share              $.16          $.14          $.32          $.28
                                   ============= ============= ============= =============



             See notes to consolidated financial statements.

                        GRACO INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                          June 30, 1995   December 30, 1994
                                          -------------  ------------------
                 ASSETS                     (Unaudited)

                                                     (In thousands)
Current Assets:
     Cash and cash equivalents                   $1,137              $2,444
     Accounts receivable, less allowances of
          $5,700 and $4,700                      82,493              75,589
     Inventories                                 53,039              50,529
     Deferred income taxes                       11,890              11,755
     Other current assets                         2,795               3,628
                                          -------------       -------------
          Total current assets                  151,354             143,945

Property, plant and equipment:
     Cost                                       154,117             145,164
     Less Accumulated Depreciation              (79,377)            (75,124)
                                          -------------       -------------
                                                 74,740              70,040

Other assets                                     14,991              14,400
                                          -------------       -------------

                                               $241,085            $228,385
                                          =============       =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                     $16,276             $11,675
     Current portion of long-term debt            5,905               5,685
     Trade accounts payable                      18,707              19,764
     Dividends payable                            1,838               1,857
     Income taxes payable                         2,005               5,761
     Other current liabilities                   42,697              44,798
                                          -------------       -------------
          Total current liabilities              87,428              89,540

Long-term debt, less current
     portion above                               26,025              26,798

Retirement benefits and deferred
     compensation                                32,957              30,196

Shareholders' equity:
     Preferred stock                              1,474               1,474
     Common stock                                11,486              11,377
     Additional paid-in capital                  20,167              18,289
     Retained earnings                           60,924              50,702
     Other, net                                     624                   9
                                          -------------       -------------
                                                 94,675              81,851
                                          -------------       -------------
                                               $241,085            $228,385
                                          =============       =============

              See notes to consolidated financial statements.

                        GRACO INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                 Twenty-Six Weeks Ended
                                               June 30, 1995   July 1, 1994
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                (In thousands)


Net Earnings                                         $13,968         $6,031
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation and amortization                      6,381          5,157
    Deferred income taxes                                321           (549)
    Change in:
     Accounts receivable                              (2,623)       (11,644)
     Inventories                                      (1,542)       (12,868)
     Trade accounts payable                           (2,125)         1,895
     Accrued salaries                                 (1,570)          (872)
     Retirement benefits and deferred
       compensation                                    1,950          1,025
     Other accrued liabilities                        (5,438)         1,097
     Other                                             1,449           (831)
                                               -------------  -------------

                                                      10,771        (11,559)
                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property, plant and equipment additions            (11,189)        (7,659)
  Proceeds from sale of property, plant,
    and equipment                                        260            169
  Purchases of marketable securities                       0         (5,464)
  Proceeds from marketable securities                      0         31,809
                                               -------------  -------------

                                                     (10,929)        18,855
                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowing on notes payable and lines
      of credit                                       92,331         37,140
  Payments on notes payable and lines
      of credit                                      (89,041)       (20,497)
  Payments on long-term debt                            (410)          (332)
  Common stock issued                                  2,157          2,774
  Retirement of common and preferred stock                 0             (5)
  Cash dividends paid                                 (3,765)       (34,493)
                                               -------------  -------------

                                                       1,272       (15,413)
                                               -------------  -------------

Effect of exchange rate changes on cash               (2,421)         (401)
                                               -------------  -------------

Net decrease in cash and cash equivalents             (1,307)         8,518

Cash and cash equivalents:

  Beginning of year                                    2,444         11,095
                                               -------------  -------------

  End of period                                       $1,137         $2,577
                                               =============  =============

              See notes to consolidated financial statements.

                        GRACO INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 30, 1995, and the related statements of earnings and cash flows for the twenty-six weeks ended June 30, 1995, and July 1, 1994, have been prepared by the Company without being audited.

   In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco
   Inc.  and  Subsidiaries  as of June 30, 1995,   and  the  results  of
   operations and cash flows for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Form 10-K.

   The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Major components of inventories were as follows:

    (In thousands)                       June 30, 1995       Dec. 30, 1994
                                        --------------     ---------------

   Finished products and components            $48,013             $46,694
   Products and components in
      various stages of completion              28,024              24,826
   Raw materials                                12,237              13,918
   Reduction to LIFO cost                      (35,235)            (34,909)
                                        --------------     ---------------
                                               $53,039             $50,529
                                        ==============     ===============

Item 2.               GRACO  INC.  AND  SUBSIDIARIES
                MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings in the second quarter of $8,532,000 increased $4,337,000 from the same period a year ago as the Company's sales continue to improve in Europe and the Pacific offset by the recent softening of sales in the North American markets. In addition to increased sales, gross margin levels have improved from 1994 and operating expenses as a percent of sales have declined due primarily to cost reduction efforts initiated in 1994.

Sales in the second quarter of $103,402,000 increased $9,223,000, or 10 percent, from the same period in 1994. Second quarter sales in the Americas decreased 4 percent to $63,847,000, and European sales were up 40 percent to $21,085,000 (a 23 percent volume increase, and a 17 percent gain due to exchange rates). In the Pacific (excluding Japan), sales increased 43 percent to $8,619,000 (a 41 percent volume increase, and a gain of 2 percent on exchange rates). In Japan, sales increased 48 percent to $9,851,000 (a 21 percent volume increase and a gain of 27 percent on exchange rates).

Sales for the six months were $198,929,000, a 14 percent increase over the same period last year. In the Americas, sales increased 3 percent to $128,962,000. European sales were up 38 percent to $37,327,000 (a volume increase of 23 percent and a 15 percent gain due to exchange rates). Sales in the Pacific (excluding Japan) increased 59 percent to $17,161,000 (a 57 percent volume increase and a 2 percent gain due to exchange rates). In Japan sales increased 28 percent to $15,479,000 (a 9 percent volume increase and a 19 percent gain on exchange rates).

Operating expenses in the second quarter of $36,991,000 are at approximately the same level as the second quarter of 1994. Product development expense increased 11 percent over 1994, as previously announced new product initiatives continue. Selling expenses were 3 percent lower than the same period last year, largely due to lower headcount levels. General and administrative costs were up by 3 percent, due primarily to expense items related to increased profitability.

The effective income tax rate for the quarter was 38 percent compared to 36 percent for the same period in 1994. The increase was due primarily to foreign results effectively taxed at higher rates.

For the second quarter, consolidated bookings were up 2 percent. Bookings declined in the Americas, but were up sharply in Europe, the Pacific and Japan. Backlog at June 30, 1995 was $27,000,000, approximately 3 percent lower than it was in the previous quarter and 9 percent lower than the second quarter of 1994.

The Company expects favorable sales and order trends in Europe and the Pacific region as these economies strengthen. The slowing of the U.S. economy will continue to impact domestic bookings and backlog during the second half of 1995. The Company will make further investments in improvements to manufacturing efficiency and new product development, while closely controlling expenses throughout the organization.

Financial Condition

Cash was used for operating activities and fixed asset additions. Accounts receivable increased $6,904,000 from the prior year-end due to the increased sales volume, and inventories increased $2,510,000 primarily in production. Property, plant and equipment was purchased year-to-date totaling $11,189,000.

The Company has unused lines of credit available at June 30, 1995, totaling $47 million.

                                  PART II



Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Shareholders held on May 2, 1995, Dale
          R. Olseth, Charles M. Osborne, and William G. Van Dyke were elected to the Office of Director with the following votes:

                                                For              Withheld
                                             ----------         ----------
          Dale R. Olseth                     10,471,622           23,846
          Charles M. Osborne                 10,483,868           11,600
          William G. Van Dyke                10,484,964           10,504

          At the same meeting, the selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

              For         Against      Abstentions  Broker Non-Vote
           ---------      --------     -----------  ---------------
           10,398,535      86,574         10,358           0

          No other matters were voted on at the meeting.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


               1995 Corporate and Business Unit        Exhibit 10
               Annual Bonus Plan

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










                                GRACO INC.


Date: August 7, 1995          By: /S/David A. Koch
                                  David A. Koch
                                  Chairman and Chief Executive Officer





Date: August 8, 1995          By: /S/David M. Lowe
                                  David  M. Lowe
                                  Treasurer
                                  (Principal Financial Officer)