Form 10-Q
period 1995-09-29
GRACO INC
filed 1995-11-09
CIK 42888

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934



For the quarterly period ended September 29, 1995

Commission File Number:  1-9249


                                   GRACO INC.
                ----------------------------------------------------
               (Exact name of Registrant as specified in its charter)



     Minnesota                                    41-0285640
  ----------------------          -------------------------------------
 (State of incorporation)        (I.R.S. Employer Identification Number)


 4050 Olson Memorial Highway
   Golden Valley, Minnesota                                   55422
  --------------------------------------                     --------
 (Address of principal executive offices)                   (Zip Code)


                                 (612) 623-6000
                --------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X         No

    11,503,308 common shares were outstanding as of September 29, 1995.

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

       Computation of Net Earnings per Common Share         Exhibit 11
       Financial Data Schedule                              Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                                 CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                      Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                -----------------------------  -----------------------------
                                Sept. 29, 1995 Sept. 30, 1994  Sept. 29, 1995 Sept. 30, 1994
                                -------------- --------------  -------------- --------------
                                           (In thousands except per share amounts)

Net sales                              $94,797        $89,048        $293,726       $264,157

     Cost of products sold              48,510         45,779         149,497        138,225
                                -------------- --------------  -------------- --------------
Gross profit                            46,287         43,269         144,229        125,932

     Product development                 3,557          3,699          11,419         10,821
     Selling                            21,982         22,920          65,740         68,008
     General and administrative         10,263          9,341          32,345         29,488
                                -------------- --------------  -------------- --------------
Operating profit                        10,485          7,309          34,725         17,615

     Interest expense                      596            545           2,025          1,393
Other expense, net                         220            116             563            293
                                -------------- --------------  -------------- --------------
Earnings before income taxes             9,669          6,648          32,137         15,929

     Income taxes                        3,100          2,400          11,600          5,650
                                -------------- --------------  -------------- --------------
Net earnings                            $6,569         $4,248         $20,537        $10,279
                                ============== ==============  ============== ==============
Net earnings per common and
     common equivalent share              $.56           $.37           $1.76           $.88
                                ============== ==============  ============== ==============
Cash dividend per common share            $.16           $.14            $.48           $.42
                                ============== ==============  ============== ==============


                 See notes to consolidated financial statements.

                              GRACO INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)

                                          September 29, 1995  December 30, 1994
                                          ------------------  -----------------
            ASSETS                               (Unaudited)

                                                      (In thousands)
Current Assets:
     Cash and cash equivalents                          $649             $2,444
     Accounts receivable, less allowances
       of $5,400 and $4,700                           74,539             75,589
     Inventories                                      50,349             50,529
     Deferred income taxes                            11,256             11,755
     Other current assets                              2,324              3,628
                                          ------------------  -----------------
          Total current assets                       139,117            143,945

Property, plant and equipment:
     Cost                                            158,189            145,164
     Less Accumulated Depreciation                   (80,925)           (75,124)
                                          ------------------  -----------------
                                                      77,264             70,040

Other assets                                          13,525             14,400
                                          ------------------  -----------------
                                                    $229,906           $228,385
                                          ==================  =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                          $15,639            $11,675
     Current portion of long-term debt                 5,905              5,685
     Trade accounts payable                           15,118             19,764
     Dividends payable                                 1,841              1,857
     Income taxes payable                              2,632              5,761
     Other current liabilities                        43,964             44,798
                                           -----------------  -----------------
          Total current liabilities                   85,099             89,540

Long-term debt, less current portion above            12,565             26,798

Retirement benefits and deferred compensation         32,835             30,196

Shareholders' equity:
     Preferred stock                                   1,474              1,474
     Common stock                                     11,503             11,377
     Additional paid-in capital                       20,227             18,289
     Retained earnings                                65,630             50,702
     Other, net                                          573                  9
                                            ----------------  -----------------
                                                      99,407             81,851
                                            ----------------  -----------------
                                                    $229,906           $228,385
                                            ================  =================

                      See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Thirty-Nine Weeks
                                                                  -----------------
                                                          Sept. 29, 1995    Sept. 30, 1994
                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               (In thousands)

Net Earnings                                                     $20,537           $10,279
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                 9,251             7,450
     Deferred income taxes                                         1,186            (1,007)
     Change in:
      Accounts receivable                                          2.733            (2,464)
      Inventories                                                  1,241           (20,836)
      Trade accounts payable                                      (4,954)            1,983
      Accrued salaries                                            (1,232)              574
      Retirement benefits and deferred
      compensation                                                 2,659             1,699
      Other accrued liabilities                                   (3,191)            2,268
      Other                                                        2,053            (1,173)
                                                          --------------    --------------

                                                                  30,283            (1,227)
                                                          ==============    ==============

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property, plant and equipment additions                        (16,546)          (15,151)
  Proceeds from sale of property, plant,
    and equipment                                                    151               287
  Purchases of marketable securities                                   0            (5,464)
  Proceeds from marketable securities                                  0            31,809
                                                          --------------    --------------
                                                                 (16,395)           11,481
                                                          ==============    ==============
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowing on notes payable and lines of credit                 111,279            64,397
  Payments on notes payable and lines of credit                 (120,794)          (46,003)
  Payments on long-term debt                                        (613)             (663)
  Common stock issued                                              2,234             2,775
  Retirement of common and preferred stock                             0            (2,224)
  Cash dividends paid                                             (5,625)          (36,122)
                                                          --------------    --------------
                                                                 (13,519)          (17,840)
                                                          --------------    --------------
Effect of exchange rate changes on cash                           (2,164)           (1,737)
                                                          ==============    ==============
Net decrease in cash and cash equivalents                         (1,795)           (9,323)

Cash and cash equivalents:

  Beginning of year                                                2,444            11,095
                                                          --------------    --------------
  End of period                                                     $649            $1,772
                                                          ==============    ==============

                 See notes to consolidated financial statements.

                        GRACO INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 29, 1995 and the related statements of earnings and cash flows for the thirty-nine weeks ended September 29, 1995, and September 30, 1994, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 29, 1995, and the results of operations and cash flows for all periods presented.

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

2.   Major components of inventories were as follows (in thousands):

                                         September 29, 1995 Dec. 30, 1994
                                         ------------------ -------------
     Finished products and components              $48,220        $46,694
     Products and components in various
         stages of completion                       25,764         24,826
     Raw materials                                  11,721         13,918
     Reduction to LIFO cost                        (35,356)       (34,909)
                                         ----------------- --------------
                                                   $50,349        $50,529
                                         ================= ==============

Item 2.                GRACO INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings in the third quarter of $6,569,000 increased $2,321,000 from the same period a year ago as the Company's sales continue to improve in Europe and the Pacific offset by the recent softening of sales in the North American markets. In addition, gross margin levels have improved from 1994 and operating expenses as a percent of sales have declined due primarily to cost reduction efforts initiated in 1994.

Sales in the third quarter of $94,797,000 increased $5,749,000, or 6 percent, from the same period in 1994. Third quarter sales in the Americas decreased 1 percent to $57,357,000, and European sales were up 34 percent to $21,643,000 (a 23 percent volume increase, and an 11 percent gain due to exchange rates). In the Pacific (excluding Japan), sales increased 2 percent to $8,640,000 (volume was flat compared to a strong quarter a year ago and a gain of 2 percent on exchange rates). In Japan, sales increased 9 percent to $7,157,000 (a 4 percent volume decrease and a gain of 13 percent on exchange rates).

Sales for the nine months were $293,726,000, an 11 percent increase over the same period last year. In the Americas, sales increased 2 percent to $186,319,000. European sales were up 36 percent to $58,970,000 (a volume increase of 23 percent and a 13 percent gain due to exchange rates). Sales in the Pacific (excluding Japan) increased 34 percent to $25,801,000 (a 32 percent volume increase and a 2 percent gain due to exchange rates). In Japan, sales increased 21 percent to $22,636,000 (a 5 percent volume increase and a 16 percent gain on exchange rates).

Operating expenses in the third quarter of $35,802,000 are at approximately the same level as the third quarter of 1994. Product development expense decreased 4 percent over 1994, although previously announced new product initiatives continue. Selling expenses were 4 percent lower than the same period last year, largely due to lower headcount. General and administrative costs were up 10 percent, due primarily to expense items related to increased profitability.

The effective income tax rate for the quarter was 32 percent compared to 36 percent for the same period in 1994. The decrease was due primarily to foreign results effectively taxed at lower rates on a year-to-date basis. The year-to-date tax rate for the nine months ended September 29, 1995 was 36 percent compared to 35 percent for the same period in 1994.

The Company expects favorable sales and order trends in Europe and the Pacific region as these economies strengthen. The slowing of the U.S.
economy continues to impact domestic bookings and backlog during the last quarter of 1995. The Company will make further investments in improvements to manufacturing efficiency and new product development, while closely controlling expenses throughout the organization.

In October 1995, the Company announced the construction of a $17 million manufacturing and distribution facility in Rogers, Minnesota. The Company expects to finance the project through operating cash flows and existing lines of credit.

Financial Condition

Cash was used for operating activities and fixed asset additions. Accounts receivable decreased $1,050,000 from the prior year-end due primarily to collection efforts in Europe, and property, plant and equipment purchases total $16,546,000 year-to-date.

The Company has unused lines of credit available at September 29, 1995 totaling $57 million.

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










                                     GRACO INC.


Date: 11/09/95                  By:  /s/ David A. Koch
                                     David A. Koch
                                     Chairman and Chief Executive Officer





Date: 11/09/95                  By:  /s/ David M. Lowe
                                     David M. Lowe
                                     Treasurer
                                     (Principal Financial Officer)