Form 10-K405
period 1995-12-29
GRACO INC
filed 1996-03-19
CIK 42888

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the fiscal year ended
     December 29, 1995 (Fee Required) or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

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

As  of  March  8,  1996, 17,434,828 shares of Common  Stock  were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate  by  check  mark  if  disclosure  of  delinquent  filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of approximately 11,282,000 shares held by non-affiliates of the registrant was approximately $221 million on March 8, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1996, are incorporated by reference into
Part III,  as  specifically  set forth in said Part III.

                           GRACO INC.

                     INDEX TO ANNUAL REPORT

                          ON FORM 10-K



                                                                       Page
Part I
Item 1    Business                                                        3
Item 2    Properties                                                      5
Item 3    Legal Proceedings                                               6
Item 4    Submission of Matters to a Vote of Security Holders             6
          Executive Officers of the Company                               6


Part II
Item 5    Market for the Company's Common Stock
              and Related Stockholder Matters                             8
Item 6    Selected Financial Data                                         8
Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9
Item 8    Financial Statements and Supplementary Data                    13
Item 9    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                     26


Part III
Item 10   Directors and Executive Officers of the Company                27
Item 11   Executive Compensation                                         27
Item 12   Security Ownership of Certain Beneficial
              Owners and Management                                      27
Item 13   Certain Relationships and Related Transactions                 27


Part IV
Item 14   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                    27

Signatures                                                               29






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

                               Treasurer
                              Graco Inc.
                             P.O. Box 1441
                        Minneapolis, Minnesota
                              55440-1441

PART I

Item 1. Business

General Information. Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in both industrial and commercial settings. Based in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, processing, construction and maintenance industries. It designs, manufactures and markets systems and equipment to move, measure, control, dispense and apply fluid materials. The Company helps customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive materials, control environmental emissions and reduce labor costs. Primary uses of the Company's equipment include the application of coatings and finishes to various industrial and commercial products; the mixing, metering, dispensing and application of adhesive, sealant and chemical bonding materials; the application of paint and other materials to architectural structures; the lubrication and maintenance of vehicles and industrial machinery; and the transferring and dispensing of various fluids. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of auto lubrication equipment, and became a public company in 1969.

It is Graco's goal to become the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve these goals to become a world class manufacturer, Graco has been converting its Minneapolis manufacturing operations to focused factories organized around team-directed manufacturing cells, a process expected to be completed in 1997. Substantial investments in new manufacturing technology have reduced cycle time and improved quality.

The Company operates in one industry segment, namely the design, manufacture, marketing, sale and installation of systems and equipment for the management of fluids. Financial information concerning geographic operations and export sales for the last three fiscal years is set forth in Note B of the Notes to Consolidated Financial Statements.

Recent Developments. In December, 1995, George Aristides was named Chief Executive Officer of the Company to succeed David A. Koch, who had held the position since 1962. Mr. Koch will remain as Chairman of the Board. During 1995, the Company continued the restructuring and consolidation of its operations in Europe and Japan. Management of its European operations was centralized at the Company's recently expanded facility in Maasmechelen, Belgium. In 1995, Graco implemented recommendations generated by an intensive evaluation of its marketing and sales groups worldwide. Field sales groups were restructured and investments in globally-focused marketing resources were increased. A Customer Support Team, combining customer service, technical assistance, product service and national account program management, was created in the Lubrication Equipment Division and an in-house telemarketing team was organized in the Contractor Equipment Division. The size of the Russell J. Gray Technical Center was more than doubled in 1995 to house additional testing and product development activities and personnel. During 1995, the Company's increased product development efforts resulted in the introduction of approximately 110 new products. Graco recently announced the construction of a world-class manufacturing facility and global distribution center in Rogers, Minnesota, to provide additional production capacity for projected growth. All distribution operations currently being conducted by the Company at its distribution center in Brooklyn Center, Minnesota will be transferred to the new Rogers facility, together with the engineering and manufacturing groups for the Contractor Equipment Division and final assembly operations for Industrial pumps. Manufacturing capacity met the Company's production requirements during 1995, with excess capacity in the last half of the year due to efforts to reduce inventories and the slowdown in incoming orders.

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

Commercial and industrial equipment offered by Graco includes specialized pumps, air and airless spray units, manual finishing equipment and fluid handling systems. A variety of pumps provide fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 140 gallons per minute. In 1995, Graco introduced a new generation of pumps, which produce higher pressures, have improved corrosion resistance and are easier to service than existing products.

The Company sells accessories for use with its equipment, including hoses, couplings, regulators, valves, filters, reels, meters, and gauges, as well as a complete line of spray guns, tips and applicators. These accessories increase the flexibility, efficiency and effectiveness of Graco equipment. Packings, seals, hoses and other parts, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also sold by the Company.

Sales of replacement parts and accessories have averaged 46.5 percent of the Company's consolidated net sales and approximately
52.3 percent of gross profits during the last three years. The following table summarizes the consolidated net sales and gross profits (net sales less cost of products sold) by the Company's principal product groups for that same period.


Product Group Sales and Gross Profit

(In thousands)                                 1995              1994                1993
                                        ----------------   -----------------   -----------------
NET SALES                                   $        %         $         %         $         %
                                        --------  ------   --------   ------   --------   ------
  Commercial and industrial equipment   $206,558   53.5%   $204,584    56.8%   $179,619    55.7%
  Accessories and replacement parts      179,756   46.5     155,429    43.2     142,983    44.3
                                        --------  ------   --------   ------   --------   ------
                                        $386,314  100.0%   $360,013   100.0%   $322,602   100.0%
                                        ========  ======   ========   ======   ========   ======
GROSS PROFIT
  Commercial and industrial equipment   $ 90,526   47.7%   $ 89,262    51.3%   $ 76,325    49.8%
  Accessories and replacement parts       99,101   52.3      84,749    48.7      76,802    50.2
                                        --------  ------   --------   ------   --------   ------
                                        $189,627  100.0%   $174,011   100.0%   $153,127   100.0%
                                        ========  ======   ========   ======   ========   ======

Marketing    and   Distribution.    Graco's   operations   are   organized    to
allow its full line of products and systems to be offered in each major geographic market: the Americas, Europe and Asia Pacific. The Industrial Equipment Division, the Automotive Equipment Division, the Contractor Equipment Division, and the Lubrication Equipment Division provide worldwide marketing direction and product design and application assistance to each of these geographic markets.

Graco's equipment is sold worldwide principally through the Company's international sales subsidiaries, direct sales personnel and distributors. Manufacturers' representatives are used with some product lines. In the Americas and Europe, the Company maintains a specialized direct sales force, which handles sales of large systems and sales to certain corporate accounts.

In 1995, Graco's net sales in the Americas were $238,874,000 or approximately 62 percent of the Company's consolidated net sales; in Europe (including the Middle East and Africa) net sales were $82,552,000 or approximately 21 percent; and in the Asia Pacific region, net sales were $64,888,000 or approximately 17 percent.

Research, Product Development and Technical Services. Graco's research, development and engineering activities focus on new product design, product improvements, applied engineering and strategic technologies. A dedicated support group of application engineers and technicians also provides specialized technical assistance to customers in the design and evaluation of fluid transfer and application systems. It is one of Graco's financial goals to generate 30 percent of each year's sales from products introduced in the prior three years. To achieve this goal, Graco substantially increased its new product design and application engineering staff, and more than doubled the size of the Russell
J. Gray Technical Center to provide space for engineering, testing and laboratory activities. Occupancy of the new wing of the Technical Center was completed in May 1995. Total research and development expenditures were $15,715,000, $14,591,000 and $12,382,000 for the 1995, 1994 and 1993 fiscal years, respectively.

Intellectual   Property.    Graco   owns   a   number   of   patents   and   has
patent    applications   pending   both   in   the   United   States   and    in
foreign countries, licenses its patents to others, and is licensed under patents owned by others. In the opinion of the
Company, its business is not materially dependent upon any one or more of these patents or licenses. The Company also owns a number of trademarks in the United States and foreign countries, including the registered trademarks for "GRACO," several forms of a capital "G" and various product trademarks which are material to the business of the Company inasmuch as they identify Graco and its products to its customers.

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

Environmental Protection. During the fiscal year ending December 29, 1995, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Employees. As of December 29, 1995, the Company employed approximately 1,945 persons on a full-time basis. Of this total, approximately 351 were employees based outside the United States,
and    763    were    hourly   factory   workers   in   the    United    States.
Although Graco's U.S. employees are not covered by collective bargaining agreements, various national industry-wide labor agreements apply to certain employees in Europe. The Company believes it has a good relationship with its employees.

Item 2. Properties

The    Company's   principal   operations   that   occupy   more   than   10,000
square feet are conducted in the following facilities:

  Type of Facility                               Location                      Square Footage
  ----------------                               --------                      --------------
  Owned
  -----
  Manufacturing/Office                           Minneapolis, Minnesota          237,600
  Manufacturing/Office                           Minneapolis, Minnesota          207,000
  Engineering/Research & Development             Minneapolis, Minnesota          138,200
  Engineering/Manufacturing/Office               Plymouth, Michigan              106,000
  Engineering/Manufacturing/Office               Franklin Park, Illinois          82,000
  Assembly/European Headquarters/Warehouse       Maasmechelen, Belgium            75,800
  Corporate Headquarters                         Golden Valley, Minnesota         68,000
  Manufacturing/Office                           Sioux Falls, South Dakota        55,000
  Sales Office/Warehouse                         Atlanta, Georgia                 21,700
  Sales Office/Warehouse                         Los Angeles, California          21,000
  Office/Warehouse                               Mississauga, Ontario, Canada     20,000

  Leased
  ------
  Distribution/Office/Warehouse                  Brooklyn Center, Minnesota      123,800
  Engineering/Office/Warehouse                   Yokohama, Japan                  48,724
  Sales Office                                   Rungis, France                   46,600
  Assembly/Engineering/Office/Warehouse          Neuss, Germany                   41,765
  Technical Publications                         Minneapolis, Minnesota           18,200
  Sales Office                                   West Midlands, United Kingdom    16,320
  Research & Development/Office                  Arvada, Colorado                 11,600


An 80,000 square foot expansion of the Company's Russell J. Gray Technical Center in Minneapolis was completed and occupied during the first quarter of 1995. An expansion of 8,800 square feet to the Maasmechelen facility was completed in 1995 to accommodate the relocation of European headquarters operations from France to Belgium.

The Company's distribution operations, currently located in 123,800 square feet of space in a Minneapolis suburb under a lease which expires at the end of 1996, will be transferred to a manufacturing and global distribution center under construction in Rogers, Minnesota. The Rogers facility will have 324,000 square feet of space, including office, engineering, research and development, manufacturing, and distribution.

A   55,000   square  foot  building  in  Farmington  Hills,   Michigan   and   a
57,000   square   foot   building   in  Wixom,   Michigan   were   sold   during
the last quarter of 1995.

The   Company   leases   space   for  subsidiary  sales   or   liaison   offices
around   the   world,   some   of   which  have   demonstration   areas   and/or
warehouse space.

Graco's    facilities    are   in   satisfactory   condition,    suitable    for
their   respective   uses   and   are   sufficient   and   adequate   to    meet
current needs, with the recent and planned expansions.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No   issues   were  submitted  to  a  vote  of  security  holders   during   the
fourth quarter of 1995.

Executive Officers of the Company

The   following   are  all  the  executive  officers  of  the  Company   as   of
March   8,   1996.   There   are  no  family  relationships   between   any   of
the officers named.

David A. Koch, 65, is Chairman of the Board, a position he has held since 1985. Prior to January 1, 1996, he was also the Chief
Executive Officer of the Company, a position he had held since 1962. He joined the Company in 1956 and held various sales and marketing positions with the Company prior to assuming the office
of   President   in   1962.   For  a  five  month   period   from   January   to
June 1993, he also held the office of President. He has served as a director of the Company since 1962.

George    Aristides,   60,   was   elected   President   and   Chief   Executive
Officer effective January 1, 1996. He became President and Chief Operating Officer in June 1993. From March 1993 to June 1993, he was Executive Vice President, Industrial/Automotive Equipment Division, Manufacturing, Distribution and Eurafrican Operations. From 1985 until 1993, he was Vice President, Manufacturing Operations and Controller. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980. He has served as a director of the Company since 1993.

James A. Graner, 51, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974.

Clyde   W.   Hansen,   63,   was   elected  Vice  President,   Human   Resources
and Quality Management Systems, in December 1993. He joined the Company in 1984 as Employee Relations Director, a position he held until his election.

John L. Heller, 59, was elected Vice President, Latin America & Developing Markets, effective January 4, 1996. From July 1993 to December 1995, he was Senior Vice President and General Manager - Contractor Equipment Division. He became Vice President, Far East
Operations   and   Latin   America,   in   1992.   Prior   to   becoming    Vice
President, Far East Operations in 1984, he held various management and staff positions in sales and human resources. He joined the Company in 1972.

Roger L. King, 50, was named Vice President & General Manager, European Operations, effective January 4, 1996. From July 1993 to December 1995, he was Senior Vice President and General Manager - International Operations. He became Senior Vice President and
Chief Financial Officer in March 1993, and Vice President and Treasurer in 1987. Prior to becoming Vice President, Treasurer and Secretary in 1980, he held the position of Treasurer and Secretary and various treasury management positions with Graco. He joined the Company in 1970.

David   M.   Lowe,   40,   was  elected  to  the  position   of   Treasurer   in
February 1995. Prior to joining the Company, he was employed by Ecolab Inc., where he held various positions in the Treasury
Department,       including      Manager-Corporate      Finance;       Director,
Corporate      Finance     and     most     recently     Director,     Corporate
Development.

Robert M. Mattison, 48, was elected Vice President, General Counsel and Secretary, in January 1992. Prior to joining the Company, he held various legal positions with Honeywell Inc., most recently as Associate General Counsel.

Robert A. Wagner, 45, was elected Vice President, Asia Pacific, of Graco Inc. and President, Graco K.K. effective January 1995. He became Vice President and Treasurer, Graco Inc., in February 1994. He joined the Company in December 1991, as Vice President, Corporate Development and Planning. Prior to joining the Company, he was employed by Texas Instruments for nearly five years, where he held various managerial positions, most recently as Vice President and Manager, Corporate Development.

Clayton   R.   Carter,   57,   was   appointed   to   the   position   of   Vice
President, Worldwide Lubrication Equipment Division, effective January 1, 1995. He became Director, Vehicle Services Division,
in   February   1994.   He   joined  the  Company   in   1962   and   has   held
various sales management positions, most recently in the Contractor Equipment Division.

Thomas J. Fay, 45, was appointed to the position of Vice President, Worldwide Automotive Equipment Division, effective January 4, 1996. During 1995, he was Vice President, European
Operations. Prior to becoming General Manager of European Operations in March 1994, he held the position of General Manager, Region III, in Europe. Mr. Fay joined the Company in
1984   and   held   various  sales  management  positions   before   moving   to
Europe in 1990.

Charles L. Rescorla, 44, is Vice President, Manufacturing Operations, a position to which he was appointed on January 1, 1995. Prior to becoming the Director of Manufacturing in March
1994, he was the Director of Engineering, Industrial Division, a position which he assumed in 1988 when he joined the Company.

With   the   exception   of   Clayton   R.   Carter,   Thomas   J.   Fay,    and
Charles L. Rescorla, the officers identified were elected by the Board of Directors on May 2, 1995, to hold office until the next
annual   meeting   of   directors  or  until  their   successors   are   elected
and    qualify.    George   Aristides   was   elected   to   the    office    of
President and Chief Executive Officer on December 15, 1995, effective January 1, 1996. Additionally, John L. Heller was elected to the office of Vice President, Latin America &
Developing Markets, and Roger L. King was elected to the office of Vice President & General Manager, European Operations on December 15, 1995 effective January 4, 1996. Messrs. Carter, Fay, and Rescorla were appointed to their positions by management
effective   January   1,   1995,  January  4,  1996,  and   January   1,   1995,
respectively.

PART II

Item    5.    Market    for   the   Company's   Common   Stock    and    Related
Stockholder Matters

Graco   Common   Stock.   Graco  common  stock  is  traded  on  the   New   York
Stock Exchange under the ticker symbol "GGG." As of March 8, 1996, there were 17,434,828 shares outstanding and 1,800 common shareholders of record, with another estimated 3,000 shareholders whose stock is held by nominees or broker dealers.

Quarterly Financial Information.<F1>

(In thousands, except per share amounts)


                                        First         Second          Third         Fourth
1995                                  Quarter        Quarter        Quarter        Quarter
----                                 --------       --------       --------       --------
Net Sales                            $ 95,527       $103,402       $ 94,797       $ 92,588
Gross Profit                           46,527         51,415         46,287         45,398
Net Earnings (Loss)                     5,436          8,532          6,569          7,169
Per Common Share:
  Net Earnings (Loss)                    0.31           0.49           0.37           0.41
  Dividends Declared                     0.11           0.11           0.11           0.12
                                     --------       --------       --------       --------
Stock Price (per share)
  High                               $  16.17       $  19.50       $  23.17       $  25.50
  Low                                   13.17          16.00          17.42          20.00
Volume (# of shares)                    457.9          569.4         1020.4          930.0
                                     --------       --------       --------       --------

1994
----
Net Sales                            $ 80,930       $ 94,179       $ 89,048       $ 95,856
Gross Profit                           38,436         44,227         43,269         48,079
Net Earnings (Loss)                     1,836          4,195          4,248          5,047
Per Common Share:
  Net Earnings (Loss)                    0.11           0.24           0.25           0.29
       Dividends Declared                0.09           0.09           0.09           0.11
                                     --------       --------       --------       --------
Stock Price (per share)
  High                               $  16.11       $  15.33       $  12.59       $  14.50
  Low                                   13.33          12.50          11.25          12.00
Volume (# of shares)                  3,085.5          561.0          904.5          432.0
                                     --------       ---------      --------       --------

<F1>
1 All per share data has been restated for the three-for-two stock splits declared
December 15, 1995 and December 17, 1993 and paid February 7, 1996 and February 2, 1994, respectively.

Item 6. Selected Financial Data<F1>

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)         1995       1994       1993           1992       1991
----------------------------------------     --------   --------   --------       --------   --------
Net Sales                                    $386,314   $360,013   $322,602       $320,334   $311,874
Earnings Before Change
 in Accounting Principles                      27,706     15,326      9,493         11,145      8,946
Net Earnings                                   27,706     15,326      9,493          5,301      8,946
                                             --------   --------   --------       --------   --------
Per Common Share:
 Earnings Before Change
  in Accounting Principles                   $   1.59   $   0.88   $   0.55       $   0.65   $   0.53
 Net Earnings                                    1.59       0.88       0.55           0.31       0.53
                                             --------   --------   --------       --------   --------
Total Assets                                 $217,833   $228,385   $216,365       $220,418   $205,929
Long-term Debt (including current portion)     12,009     32,483     19,480         22,762     23,898
Redeemable Preferred Stock                          0      1,474      1,485          1,487      1,493
                                             --------   --------   --------       --------   --------
Cash Dividends Declared
 per Common Share                            $   0.44   $   0.39   $   2.15<F2>   $   0.33   $   0.30
                                             --------   --------   --------       --------   --------


<F1>
1 All per share data has been restated for the three-for-two stock splits declared December 15, 1995 and December 17, 1993 and paid February 7, 1996 and February 2, 1994, respectively.
<F2>
2 Includes  the  special  one-time dividend of  $1.80  per  post-split  share declared December 17,
1993 and paid March 21, 1994.

Above    information    includes   Lockwood   Technical,    Inc.    (LTI)    and
Graco   Robotics   Inc.   (GRI),   former   wholly-owned   subsidiaries,    sold
in 1992 and 1991, respectively.


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

The following is Management's Review and Discussion and is not covered by the Independent Auditors' Report. All per share data
has    been    restated   for   the   three-for-two   stock   splits    declared
December 15, 1995 and December 17, 1993 and paid February 7, 1996 and February 2, 1994, respectively.

Graco's   net   earnings   of   $27.7   million   in   1995   are   81   percent
higher    than    the    $15.3    million    earned    in    1994    and     are
significantly   higher   than   the  $9.5  million   recorded   in   1993.   The
large increases in 1995 and 1994 primarily reflect higher global sales and enhanced profit margins. Operating costs include increased product development expenditures and restructuring charges.

The following table indicates the percentage relationship between income and expense items, included in the Consolidated Statements of Earnings for the three most recent fiscal years and the percentage changes in those items for such years.

                                       Revenue & Expense Item         Revenue & Expense Item
                                        As a % of Net Sales           % Increase (Decrease)
                                      -----------------------         ----------------------
                                       1995     1994     1993           1995/94      1994/93
                                      -----    -----    -----           -------      -------
Net Sales                             100.0    100.0    100.0               7          12
                                      -----    -----    -----           -------      -------
Cost of Products Sold                  50.9     51.7     52.6               6          10
Product Development                     4.1      4.0      3.8               8          18
Selling                                22.4     25.8     26.6              (7)          8
General & Administrative               10.9     11.2     11.8               4           6
Operating Profit                       11.7      7.3      5.2              71          56
                                      -----    -----    -----           -------      -------
Interest Expense                      (0.6)     (0.5)    (0.7)             21         (16)
Other Income (Expense), Net             0.2     (0.3)    (0.3)            nmf          nmf
                                      -----    -----    -----           -------      -------
Earnings Before Income Taxes           11.3      6.5      4.2              86          70
Income Taxes                            4.1      2.2      1.3              96          88
                                      -----    -----    -----           -------      -------
Net Earnings                            7.2      4.3      2.9              81          61
                                      =====    =====    =====           =======      =======
nmf - No Meaningful Figure

NET SALES

In   1995,   Graco   posted   a   year  of  record   net   sales,   with   a   7
percent increase over 1994 to $386 million. The 1995 increase was principally due to higher worldwide sales in all divisions except
Contractor Equipment. Geographically, net sales in the Americas of $239 million in 1995 decreased by 1 percent when compared to 1994. With improving economies and strong currencies during most of the year, European sales increased 25 percent in 1995 to $82 million (a 15 percent volume increase and a 10 percent gain due to foreign currency exchange rates). Sales in Asia Pacific were
up    23   percent   in   1995   to   $65   million   (a   15   percent   volume
increase and an 8 percent gain due to foreign currency exchange rates). The impact of foreign currency exchange rate translations on sales was not significant in 1994 when compared to 1993.

Consolidated    backlog    at    December   29,    1995    was    $20    million
compared  to  $25  million  at  the  end  of  1994  and  $20  million   at   the
end of 1993.

Sales   increased   7   percent  in  1995  when  compared   to   1994   and   12
percent in 1994 compared to 1993.

                                                                      % Increase (Decrease)
(In thousands)                    1995        1994        1993         1995/94     1994/93
------------------------      --------    --------    --------         -------     -------
Division Sales:
   Industrial Equipment       $151,016    $136,995    $118,155            10          16
   Automotive Equipment         75,637      67,457      64,765            12           4
   Contractor Equipment        118,818     121,478     110,802            (2)         10
   Lubrication Equipment        40,843      34,083      28,880            20          18
                              --------    --------    --------         -------     -------
  Consolidated                $386,314    $360,013    $322,602             7          12
                              ========    ========    ========         =======     =======

Geographic Sales:
   Americas                   $238,874    $241,169    $206,464            (1)         17
   Europe                       82,552      65,888      60,546            25           9
   Asia Pacific                 64,888      52,956      55,592            23          (5)
                              --------    --------    --------         -------     -------
  Consolidated                $386,314    $360,013    $322,602             7          12
                              ========    ========    ========         =======     =======

COST OF PRODUCTS SOLD

The cost of products sold, as a percent of net sales, declined in 1995 to 50.9 percent from 51.7 percent in 1994. This decrease was the result of a combination of factors, including modest price increases. In 1994, cost of products sold, as a percent of net sales, declined from 52.6 percent in 1993, primarily due to manufacturing efficiencies gained from continued investment in
state-of-the-art       manufacturing       technology       and        increased
manufacturing volumes.

Periodic price increases have generally permitted the Company to recover increases in the cost of products sold. The Company's most recent U.S. price increase was effective in January of 1996, and represented an average 4 percent increase from its January 1995 price lists. The January 1995 price change was an average 2 percent increase from April 1994 prices.

OPERATING EXPENSES

Operating expenses in 1995 decreased 2.2 percent from 1994, due primarily to the impact of Graco's worldwide cost restructuring initiatives and reduced restructuring charges in 1995. Operating expenses in 1994 increased 8.4 percent from 1993, due primarily to continuing investment in product development and ongoing restructuring initiatives. In 1994, restructuring and workforce reduction charges accounted for over half of the increase from 1993 operating expenses.

Product development expenses in 1995 increased 7.7 percent over 1994 to $15.7 million. In 1994, product development costs were
17.8 percent higher than 1993. These increases reflect Graco's commitment to expanding sales through new product introductions.

FOREIGN CURRENCY EFFECTS

The costs of the Company's products are generally denominated in U.S. dollars, with approximately 16 percent sourced in non-U.S. currencies. A greater proportion of sales, approximately 38 percent, is denominated in currencies other than the U.S. dollar. As a result, a weakening of the U.S. dollar increases sales more
than   costs   and   expenses,  improving  the  Company's   gross   margin   and
operating profits. During both 1995 and 1994, the U.S. dollar was generally weaker against other major currencies.

The gains and losses that resulted from the translation of the financial statements for all non-U.S. subsidiaries and the gains and losses on the forward and option contracts the Company uses to hedge these exposures, are included in Other income (expense).

In total, the effect of the changes in foreign currency exchange rates on operating profits and the gains and losses included in
Other   income   (expense)   increased   earnings   before   income   taxes   by
$3.5 million in 1995 when compared to 1994, and by $2.3 million in 1994 when compared to 1993.

OTHER INCOME (EXPENSE)

The Company's interest expense grew in 1995, reflecting an increase in the average levels of debt during the year and
slightly    higher    interest    rates.   This   increase    was    principally
used to support the funding of Graco's working capital requirements and capital expenditures during the first half of the year. Strong cash flows from operations during the second half of the year resulted in long term debt (including the current portion thereof) declining to $12 million as compared to
$32   million   at   the  end  of  1994  and  $19  million   at   the   end   of
1993.

Other income of $0.7 million, and other expense of $1 million and $0.8 million for 1995, 1994, and 1993, respectively, include, among other things, the foreign currency exchange gains and losses discussed above and a $0.9 million gain from the sale of unutilized real estate in 1995.

INCOME TAXES

The Company's net effective tax rate of 36 percent in 1995 is 1 percentage point higher than the 1995 U.S. federal tax rate of 35 percent. The increase from the 35 percent effective tax rate in 1994 was due primarily to the reduced relative effect of U.S. general business tax credits. The effective tax rate of 31
percent   in   1993   was   less   than   the   1994   rate   of   35   percent,
principally   as   a   result   of  a  non-recurring   tax   benefit.   Detailed
reconciliations of the U.S. federal tax rate to the effective rates for 1995, 1994, and 1993 are discussed in Note D to the consolidated financial statements.

EARNINGS

In 1995, earnings increased by 81 percent to $27.7 million, or $1.59 per share as compared to 1994, when earnings increased by
61   percent   to   $15.3   million  or  $.88   per   share   as   compared   to
1993.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," which encourages a fair value based method of accounting for stock based compensation plans and requires adoption of disclosure provisions no later than fiscal years beginning after December 15, 1995. Graco has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of this new standard will have no effect on Graco's cash flows.

OUTLOOK

Graco is cautiously optimistic about improved financial performance in 1996 given softness in the North American and German economies. Graco has successfully undertaken significant restructuring efforts in recent years and anticipates implementing additional measures in 1996. These efforts have resulted in improving customer service and profit margins along with providing resources that will be used for investments in product development and capital additions.

Margins are expected to improve slightly in 1996, subject to fluctuations in the U.S. dollar and increased sales volumes. Operating expenses as a percentage of net sales are expected to
decline,    even    though   product   development   expenses   will    increase
as the Company continues to invest in its long-term strategic initiatives in product development.

DIVIDEND ACTIONS

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares, and effectively managing its cash balances. A summary of recent actions follows:

     - a three-for-two stock split declared in 1995;
     - a 13 percent increase in the regular dividend in 1995;
     - a 14 percent increase in the regular dividend in 1994;
     - a three-for-two stock split declared in 1993;
     - a special one-time dividend of $1.80 per post-split share declared in 1993 ($31.2 million in total); and
     - a 10 percent increase in the regular dividend in 1993.

ASSETS

The    following    table   highlights   several   key   measures    of    asset
performance.


($ in thousands)                                               1995        1994        1993
----------------------------------------------              -------     -------     -------
Cash, Cash Equivalents & Marketable Securities              $ 1,643     $ 2,444     $37,440
Working Capital                                             $56,899     $54,405     $47,648
Current Ratio                                                   1.8         1.6         1.5
Average Days Receivables Outstanding                             73          71          71
Inventory Turnover                                              4.3         4.3         4.0

Average   inventory   balances   increased  during   1995   when   compared   to
1994; however, year-end inventory decreased 17.5 percent to $41.7 million. The year-end decline in inventories was primarily due to shipments of several large engineered systems in the last quarter and efforts to bring inventory levels in line with reduced sales volume. Accounts receivable decreased 3.2 percent to $73.2 million. The decrease was due to a combination of factors, including lower sales during the last quarter of 1995.

LIABILITIES

During    1995,    total    debt   (notes   payable   plus    long-term    debt,
including   the   current   portion)  was   reduced   by   $27.1   million.   At
the end of 1995, the Company's long-term debt (including the current portion thereof) was 10 percent of capital (long-term debt plus shareholders' equity) compared to 28 percent in 1994 and 21 percent in 1993. The Company's total debt to total capital (notes payable plus long-term debt plus shareholders' equity) fell to 14 percent at the end of 1995; down from 35 percent in
1994.    The    Company   had   $67.5   million   in   unused    credit    lines
available at December 29, 1995. While the Company believes that available credit lines plus operating cash flows are adequate to fund its short and long-term initiatives, additional credit lines may be arranged from time to time as deemed necessary.

SHAREHOLDERS' EQUITY

Shareholders'   equity   totaled   $103.6  million   on   December   29,   1995,
$21.7   million   higher   than   1994,   and   $28.9   million   higher    than
1993.

CASH FLOWS FROM OPERATING ACTIVITIES

During   1995,   the   Company's   operating  cash   flow   of   $51.7   million
increased significantly over 1994 due to higher net earnings and changes in working capital requirements. Cash flow from operating activities in 1994 was $8.6 million, $14.5 million less than the $23.1 million recorded in 1993.

Cash flows from operating activities have been, and are expected to be, the principal source of funds required for future additions to property, plant and equipment, and working capital, as well as for other corporate purposes.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures were $19.8 million in 1995, $23.1 million in 1994, and $16.2 million in 1993. These expenditures have enhanced the Company's engineering and manufacturing capabilities, improved product quality, increased capacity, and lowered costs. Substantial expenditures in 1995 included the completion of the
Russell     J.     Gray     Technical    Center     expansion     located     in
Minneapolis,    Minnesota    and   the   addition   of    major    manufacturing
equipment assets.

The Company expects to spend approximately $35 million on capital improvements in 1996. This amount includes approximately $17 million for the construction of the new manufacturing and distribution facility in Rogers, Minnesota. The balance of capital expenditures in 1996 will be primarily for manufacturing equipment and cellular manufacturing initiatives.

During 1995, the Company realized cash proceeds of $3.0 million from sales of unutilized real estate. In 1994, the Company sold its marketable securities to fund a special one-time dividend of $31.2 million paid to shareholders on March 21, 1994.

CASH FLOWS FROM FINANCING ACTIVITIES

The   amount   of   common   stock   issued  represents   the   funds   received
for shares sold through the Company's dividend reinvestment plan, its Employee Stock Purchase Plan, and the distribution of shares pursuant to its Long Term Stock Incentive Plan, more fully described in Note F to the Consolidated Financial Statements.

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

From   time   to   time,  the  Company  may  make  open  market   purchases   of
its common shares. On February 25, 1994, the Company's Board of Directors authorized management to repurchase up to 600,000 shares for a period not to exceed two years. As of December 29, 1995, under this repurchase program, the Company has repurchased
380,100   shares   at  an  average  price  per  share  of  $11.96.   No   shares
were acquired in 1995. On February 23, 1996, the Board of Directors authorized management to repurchase up to 800,000 shares for a period ending on February 28, 1998.

Graco is currently paying 12 cents per share as its regular quarterly dividend. Annual cash dividends paid on the Company's common and preferred stock, including a special one-time dividend of $31.2 million paid on March 21, 1994, were $7.5 million in
1995, $37.7 million in 1994, and $5.9 million in 1993. The Company expects to continue paying regular quarterly dividends to its common shareholders at amounts which will be adjusted periodically to reflect earnings performance and management expectations.

In   1995,   the   Company   redeemed  all   of   its   5   percent   cumulative
preferred stock for approximately $1.5 million.

During   1995,   debt   was   reduced  by  $27.1  million,   reflecting   strong
cash   flows   from   operations  attributable  to   higher   net   income   and
lower working capital requirements.


Item 8.  Financial Statements and Supplementary Data
                                                                         Page
   -  Responsibility for Financial Reporting                              14
   -  Independent Auditors' Report                                        14
   -  Consolidated Statements of Earnings for fiscal
        years 1995, 1994 and 1993                                         15
   -  Consolidated Statements of Changes in
        ShareholdersO Equity Accounts (See Footnote F,
        Notes to Consolidated Financial Statements)                       22
   -  Consolidated Balance Sheets for fiscal years
        1995, 1994 and 1993                                               16
   -  Consolidated Statements of Cash Flows for
        fiscal years 1995, 1994 and 1993                                  17
   -  Notes to Consolidated Financial Statements                          18
   -  Selected Quarterly Financial Data (See Part II,
        Item 5, Market for the Company's Common Stock
        and Related Stockholder Matters)                                   8

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


INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the "Company") as of December 29, 1995, December 30, 1994, and December 31, 1993, and the related consolidated statements of earnings and consolidated cash flows for each of the three years in the period ended December 29, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 29, 1995, December 30, 1994, and December 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
January 23, 1996

CONSOLIDATED STATEMENTS OF EARNINGS                              GRACO INC. & Subsidiaries

                                                                 Years Ended
                                                ------------------------------------------
                                                December 29,   December 30,   December 31,
(In thousands, except per share amounts)                1995           1994           1993
----------------------------------------        ------------   ------------   ------------
Net Sales                                           $386,314       $360,013       $322,602

   Cost of products sold                             196,687        186,002        169,475
                                                ------------   ------------   ------------
Gross Profit                                         189,627        174,011        153,127

   Product development                                15,715         14,591         12,382

   Selling                                            86,634         92,752         85,757

   General and administrative                         42,044         40,279         38,086
                                                ------------   ------------   ------------
Operating Profit                                      45,234         26,389         16,902

   Interest expense                                   (2,335)        (1,923)        (2,288)

   Other income (expense), net                           657         (1,040)          (821)
                                                ------------   ------------   ------------
Earnings before Income Taxes                          43,556         23,426         13,793

   Income taxes                                       15,850          8,100          4,300
                                                ------------   ------------   ------------
Net Earnings                                        $ 27,706       $ 15,326       $  9,493
                                                ============   ============   ============
Net Earnings Per Common Share                       $   1.59       $   0.88       $   0.55
                                                ============   ============   ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                      GRACO INC. & Subsidiaries

                                                December 29,   December 30,   December 31,
(In thousands, except share amounts)                    1995           1994           1993
------------------------------------            ------------   ------------   ------------
Assets
Current Assets:
   Cash and cash equivalents                        $  1,643       $  2,444       $ 11,095
   Marketable securities                                   -             -          26,345
   Accounts receivable, less allowances
      of $4,800, $4,700, and $4,100                   73,205         75,589         62,178
   Inventories                                        41,693         50,529         35,719
   Deferred income taxes, net                         10,608         11,755          8,843
   Other current assets                                1,333          3,628          3,079
                                                ------------   ------------   ------------
      Total current assets                           128,482        143,945        147,259
Property, Plant and Equipment, at Cost:
   Land                                                3,502          3,547          3,125
   Buildings and improvements                         50,534         46,777         41,526
   Manufacturing equipment                            71,437         60,014         53,629
   Office, warehouse & automotive equipment           28,578         27,337         29,092
   Construction in progress                            2,117          7,489          2,504
                                                ------------   ------------   ------------
                                                     156,168        145,164        129,876
   Accumulated depreciation                          (79,310)       (75,124)       (72,132)
                                                ------------   ------------   ------------
                                                      76,858         70,040         57,744
Other Assets                                          12,493         14,400         11,362
                                                ------------   ------------   ------------
                                                    $217,833       $228,385       $216,365
                                                ============   ============   ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Notes payable to banks                           $  5,051       $ 11,675       $  3,234
   Current portion of long-term debt                   1,935          5,685          5,543
   Trade accounts payable                             13,849         19,764         16,737
   Salaries, wages and commissions                    14,260         13,433         12,115
   Dividends payable                                   2,072          1,857         32,535
   Accrued insurance liabilities                      10,792          9,918          8,783
   Income taxes payable                                4,229          5,761          5,658
   Other current liabilities                          19,395         21,447         15,006
                                                ------------   ------------   ------------
      Total current liabilities                       71,583         89,540         99,611
Long-term Debt, less current portion                  10,074         26,798         13,937
Retirement Benefits & Deferred Compensation           32,605         30,196         28,132
Commitments and Contingencies (Note H)
Shareholders' Equity
   5% Cumulative Preferred Stock, $100 par
      value; 22,549 shares authorized; 0,
      14,740, and 14,845 shares outstanding                -          1,474          1,485
   Common stock, $1 par value; 22,500,000
      shares authorized; 17,264,509,
      11,377,004, and 11,449,623
      shares outstanding                              17,265         11,377         11,449
   Additional paid-in capital                         20,397         18,289         19,813
   Retained earnings                                  64,949         50,702         42,430
   Other, net                                            960              9           (492)
                                                ------------   ------------   ------------
                                                     103,571         81,851         74,685
                                                ------------   ------------   ------------
                                                    $217,833       $228,385       $216,365
                                                ============   ============   ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 GRACO INC. & Subsidiaries

                                                                       Years Ended
                                                     ------------------------------------------
                                                     December 29,   December 30,   December 31,
(In thousands)                                               1995           1994           1993
------------------------------------------------     ------------   ------------   ------------
Cash Flows from Operating Activities:
   Net earnings                                          $ 27,706       $ 15,326       $  9,493
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                      11,082         10,447          9,292
        Deferred income taxes                               1,938         (4,042)           827
        Change in:
          Accounts receivable                               4,499        (10,806)          (730)
          Inventories                                       9,693        (13,967)        14,901
          Trade accounts payable                           (6,193)         2,358         (3,226)
          Accrued salaries                                    999          1,439           (749)
          Retirement benefits and
           deferred compensation                            2,448          1,670          2,481
          Other accrued liabilities                        (3,417)         6,858         (4,782)
          Other                                             2,955           (696)        (4,391)
                                                     ------------   ------------   ------------
                                                           51,710          8,587         23,116
                                                     ------------   ------------   ------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                (19,848)       (23,100)       (16,178)
   Proceeds from sale of property, plant and equipment      3,036            693            795
   Purchases of marketable securities                           -         (5,464)       (25,703)
   Proceeds from sales of marketable securities                 -         31,809         18,675
                                                     ------------   ------------   ------------
                                                          (16,812)         3,938        (22,411)
                                                     ------------   ------------   ------------
Cash Flows from Financing Activities:
   Borrowing on notes payable and lines of credit          44,248         10,411         15,098
   Payments on notes payable and lines of credit          (50,927)        (2,395)       (15,567)
   Proceeds from long-term debt                                 -         16,632          1,297
   Payments on long-term debt                             (20,333)        (5,380)        (5,739)
   Common stock issued                                      2,485          3,102          3,390
   Retirement of common & preferred stock                  (1,547)        (4,564)        (1,750)
   Cash dividends paid                                     (7,490)       (37,732)        (5,879)
                                                     ------------   ------------   ------------
                                                          (33,564)       (19,926)        (9,150)
                                                     ------------   ------------   ------------
Effect of exchange rate changes on cash                    (2,135)        (1,250)           671
                                                     ------------   ------------   ------------
Net decrease in cash and cash equivalents                    (801)        (8,651)        (7,774)
Cash and cash equivalents:
   Beginning of year                                        2,444         11,095         18,869
                                                     ------------   ------------   ------------
   End of year                                        $     1,643    $     2,444     $   11,095
                                                     ============   ============   ============
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GRACO INC. & Subsidiaries
Years  Ended  December 29, 1995, December 30, 1994, and  December  31,
1993

A. Summary of Significant Accounting Policies

          FISCAL YEAR. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December.

           BASIS   OF  STATEMENT  PRESENTATION.  The  consolidated
financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 29, 1995, all subsidiaries are 100 percent owned. Subsidiaries outside North America have been included principally on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting. The U.S. dollar was the functional currency for all foreign subsidiaries. Prior to 1995, the local currency was the functional currency for Graco K.K. (Japan), and prior to 1994 for Graco N.V. (Belgium).

          CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Marketable securities include debt securities of various maturities. Realized gains and losses are computed based on the specific identified cost method. At December 31, 1993, the securities were reported at fair value, which approximated cost.

          INVENTORY VALUATION. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing all U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out
(FIFO) cost method.

     CURRENCY HEDGES. The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. Subsequently, the Company enters into forward contracts, borrowings in various currencies, or options, in order to hedge its net monetary positions. Consistent with financial reporting requirements, these hedges of net monetary positions are recorded at current market values and the gains and losses are included in Other income (expense). The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant. The notional amounts (which do not represent credit or market risk) of such contracts were (in U.S. dollars) $10,226,000, $9,086,000, and $15,258,000, at December 29, 1995,
December 30, 1994, and December 31, 1993, respectively.

          PROPERTY,  PLANT AND EQUIPMENT. For financial  reporting
purposes,   plant   and  equipment  are  depreciated   over   their
estimated  useful  lives,  primarily  by  using  the  straight-line method as follows:
     Buildings and improvements                    10 to 30 years
     Leasehold improvements                         3 to 10 years
     Manufacturing equipment and tooling            3 to 10 years
     Office, warehouse and automotive equipment     4 to 10 years

          REVENUE RECOGNITION. Revenue is recognized on large contracted systems using the percentage-of-completion method of accounting. The Company recognizes revenue on other products when title passes, which is usually upon shipment.

          INCOME TAXES. The Company provides taxes on unremitted earnings of subsidiaries.

          EARNINGS PER COMMON SHARE. The Board of Directors approved three-for-two stock splits on December 15, 1995 and on December 17, 1993 effected in the form of 50 percent stock dividends payable February 7, 1996 and February 2, 1994, respectively, to shareholders of record on January 3, 1996 and
January 5, 1994, respectively. All share and per share data has been restated to reflect the splits. Earnings per common share are computed on earnings reduced by dividend requirements on preferred stock and based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Earnings per common share, assuming full dilution, are substantially the same.

           STOCK   BASED  COMPENSATION.  In  October   1995,   the
Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," which encourages a fair value based method of accounting for stock based compensation plans and requires adoption of disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard encourages a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard would have no effect on the Company's cash flows.

B.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

The Company operates in one industry segment, namely the design, manufacture, marketing, sale and installation of systems, and equipment for the management of fluids.

The Company's operations by geographical area for the last three years are shown below.

(In thousands)                                          1995           1994           1993
--------------------------------                    --------       --------       --------
Sales to unaffiliated customers:<F1>
     Americas                                       $238,874       $241,169       $206,464
     Europe                                           82,552         65,888         60,546
     Asia Pacific                                     64,888         52,956         55,592
                                                    --------       --------       --------
                                                     386,314        360,013        322,602
Intercompany sales between geographic areas:<F2>
     Americas                                         56,703         51,939         38,902
     Europe                                               32             14          3,798
     Asia Pacific                                      1,398            450            402
     Eliminations                                    (58,133)       (52,403)       (43,102)
                                                    --------       --------       --------
Total sales                                         $386,314       $360,013       $322,602
                                                    ========       ========       ========
Operating profit:
     Americas                                       $ 70,037       $ 62,650       $ 46,260
     Europe                                            1,916         (5,463)        (2,780)
     Asia Pacific                                      4,384          1,639            654
     Eliminations                                      1,139         (2,205)         1,627
                                                    --------       --------       --------
                                                      77,476         56,621         45,761
General corporate expenses                           (31,585)       (31,272)       (29,680)
Interest expense                                      (2,335)        (1,923)        (2,288)
                                                    --------       --------       --------
Earnings before income taxes                        $ 43,556       $ 23,426       $ 13,793
                                                    ========       ========       ========
Assets:
     Americas                                       $152,831       $163,201       $128,713
     Europe                                           46,618         50,503         30,737
     Asia Pacific                                     26,985         26,605         25,680
     Corporate                                         1,643          2,444         37,440
     Eliminations                                    (10,244)       (14,368)        (6,205)
                                                    --------       --------       --------
Total assets                                        $217,833       $228,385       $216,365
                                                    ========       ========       ========
<F1>
1 Included are U.S. export sales to unaffiliated customers of
  $29,549, $23,408, and $25,251 in 1995, 1994, and 1993, respectively.
<F2>
2 Transfers between entities are made at prices which allow
  appropriate markups to the manufacturing and selling unit.

Net    earnings   (loss)   for   subsidiaries   operating   outside   the   U.S.
were    $12,506,000,   ($5,624,000),   and   ($2,261,000)   for   1995,    1994,
and 1993, respectively.

Retained    earnings    for   subsidiaries   operating    outside    the    U.S.
were   $4,373,000,   $8,860,000,   and   $9,760,000   for   1995,   1994,    and
1993, respectively.

Transaction    and    translation   net   gains   or   losses,    included    in
Other     income     (expense),    net    were    $528,000,    $366,000,     and
($1,294,000) for 1995, 1994, and 1993, respectively.

C.  INVENTORIES

Major   components   of   inventories  for  the  last  three   years   were   as
follows:

(In thousands)                                                1995           1994           1993
-------------------------------------------------------  ---------      ---------      ---------
Finished products and components                         $  40,335      $  46,694      $  42,010
Products and components in various stages of completion     22,597         24,826         21,410
Raw materials                                               13,152         13,918          8,642
                                                         ---------      ---------      ---------
                                                            76,084         85,438         72,062
Reduction to LIFO cost                                     (34,391)       (34,909)       (36,343)
                                                         ---------      ---------      ---------
                                                         $  41,693      $  50,529      $  35,719
                                                         =========      =========      =========

Inventories valued under the LIFO method were $23,783,000, $32,743,000, and $19,700,000 for 1995, 1994, and 1993,
respectively.   The   balance  of  the  inventory  was  valued   on   the   FIFO
method.

In 1995 and 1993, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at
different   costs   from  prior  years.  The  effect   was   to   decrease   net
earnings in 1995 by approximately $100,000 and increase net earnings in 1993 by approximately $900,000.

D.  INCOME TAXES

Earnings before income tax expense consists of:

(In thousands)                                          1995           1994           1993
--------------                                       -------        -------        -------
Domestic                                             $27,247        $28,168        $13,796
Foreign                                               16,309         (4,742)            (3)
                                                     -------        -------        -------
Total                                                $43,556        $23,426        $13,793
                                                     =======        =======        =======

Income tax expense consists of:

(In thousands)                                          1995           1994          1993
--------------------                                 -------        -------       -------
Current:
  Domestic:
     Federal                                         $ 9,629        $ 9,383       $ 1,598
     State and local                                   1,591          1,030           385
  Foreign                                              3,479          2,596         1,551
                                                     -------        -------       -------
                                                      14,699         13,009         3,534
                                                     -------        -------       -------
Deferred:
  Domestic                                               227         (3,617)         (134)
  Foreign                                                924         (1,292)           900
                                                     -------        -------        -------
                                                       1,151         (4,909)           766
                                                     -------        -------        -------
Total                                                $15,850        $ 8,100        $ 4,300
                                                     =======        =======        =======

Income    taxes    paid   were   $16,019,000,   $12,136,000,   and    $4,620,000
in 1995, 1994, and 1993, respectively.

A   reconciliation   between   the  U.S.  federal   statutory   tax   rate   and
the effective tax rate is as follows:

                                                        1995           1994           1993
                                                        ----           ----           ----
Statutory tax rate                                       35%            35%            35%
  Foreign earnings with (lower) higher tax rates         (1)              2              1
  State taxes, net of federal effect                      2               3              2
  Increase in deferred tax assets from
     statutory tax rate increase                          -              -              (3)
  U.S. general business tax credits                      (1)            (3)             (1)
  Other                                                   1             (2)             (3)
                                                        ----           ----            ----
Effective tax rate                                       36%            35%             31%
                                                        ====           ====            ====

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)                                                  1995           1994           1993
--------------------------------------                       -------        -------        -------
Inventory valuations                                         $ 3,726        $ 4,616        $ 3,004
Cost reductions and severance accruals                         1,115          1,377            742
Insurance accruals                                             3,505          3,232          2,876
Vacation accruals                                              1,378          1,428          1,398
Bad debt reserves                                                961            893            894
Other                                                            (77)           422            (71)
Valuation allowance                                                -           (213)            -
                                                             -------        -------        -------
  Current                                                    $10,608        $11,755        $ 8,843
                                                             ------         -------        -------
Unremitted earnings of consolidated foreign subsidiaries<F1>  (3,529)        (2,938)        (4,141)
Excess of tax over book depreciation                          (3,896)        (3,104)        (2,845)
Postretirement benefits                                        4,653          4,447          4,194
Pension and deferred compensation                              5,666          5,103          4,856
Net operating loss carry forward                               4,404          6,715          2,066
Other                                                          1,207            407            895
Valuation allowance                                           (5,015)        (6,680)        (2,740)
                                                             -------        -------        -------
  Non-current                                                  3,490          3,950          2,285
                                                             -------        -------        -------
Net deferred tax assets                                      $14,098        $15,705        $11,128
                                                             =======        =======        =======

<F1>
1  Payable at the time these earnings are distributed to the parent.

Net   non-current   deferred   tax  assets   above   are   included   in   other
assets. Total deferred tax assets were $23,040,000, $22,506,000, and $18,637,000, and total deferred tax liabilities were $8,942,000, $6,801,000, and $7,509,000 on December 29, 1995,
December 30, 1994, and December 31, 1993, respectively. A valuation allowance of $5,015,000, $6,893,000, and $2,740,000 has
been   recorded   as   of   December   29,  1995,   December   30,   1994,   and
December 31, 1993, respectively, primarily related to the uncertainty of obtaining tax benefits for subsidiary operating losses, which expire beginning in 1998 in Japan and in later
years   for   other   subsidiaries.  The  effect   of   these   allowances   has
been considered in "Foreign earnings with (lower) higher tax rates" in the Company's tax rate reconciliation.

E.  DEBT

Long-term debt consists of the following:

(In thousands)                                               1995           1994           1993
----------------------------------------------------      -------        -------        -------
Term debt, 6.53%, payable in equal
  annual installments through 1995                        $     -        $ 4,000        $ 8,000
Term debt, 5.36% at December 29, 1995, payable
  in equal annual installments through 1997                   600            900          1,200
Industrial development refunding revenue
  bonds, 4.65% at December 29, 1995,
  payable through 2002 (property carried at
  $3,265 pledged as collateral)                             4,500          5,000          5,500
Revolving credit agreement, 7% at December 30, 1994,
  payable September 30, 1996                                    -         14,850              -
Obligations related to low income housing investments       4,063          4,534          2,867
Other                                                       2,846          3,199          1,913
                                                          -------        -------        -------
Total long-term debt                                       12,009         32,483         19,480
  Less current portion                                      1,935          5,685          5,543
                                                          -------        -------        -------
Long-term portion                                         $10,074        $26,798        $13,937
                                                          =======        =======        =======

Aggregate   annual   scheduled   maturities   of   long-term   debt   for    the
next five years are as follows: 1996, $1,935,000; 1997, $1,781,000; 1998, $1,798,000; 1999, $3,433,000; 2000, $1,202,000.
Interest   paid   on   debt   during  1995,   1994,   and   1993
amounted   to $2,179,000,    $1,923,000,  and  $3,230,000,  respectively.    The
fair value of the Company's long-term debt at December 29, 1995, December 30, 1994, and December 31, 1993, is not materially different than its recorded value.

The Company has an interest rate swap agreement in place whereby it fixed the interest rate of the remaining principal amounts of the Company's previously variable interest rate revenue bond debt at 4.65 percent through 1997, at which time the debt will revert back to a variable interest rate. The cash flows related to the swap agreement are recorded as income when received and expense when paid. Market and credit risk are not significant.

On   December   29,   1995,  the  Company  had  lines  of   credit   with   U.S.
and foreign banks of $71,697,000, including a $25,000,000 revolving credit agreement. The unused portion of these credit lines was $67,521,000 at December 29, 1995. Borrowing rates under these facilities vary with the prime rate, rates on domestic certificates of deposit, and the London interbank market. The weighted short-term borrowing rates were 2.2 percent, 5.6 percent, and 4.4 percent at December 29, 1995, December 30, 1994, and December 31, 1993, respectively. The Company pays commitment fees of up to 3/16 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements. Under the most restrictive terms of the agreements, approximately $18,669,000 of retained earnings were available for payment of cash dividends at December 29, 1995.

F.  SHAREHOLDERS' EQUITY

During 1995, the Company redeemed all 14,740 outstanding shares of cumulative preferred stock at the call price of $105 per share, plus accrued and unpaid dividends. Prior to the redemption, the holders of the cumulative preferred stock were entitled to fixed cumulative dividends of 5 percent per annum on
the   par   value   before   cash   dividends   were   paid   or   declared   on
common stock. At December 29, 1995, the Company has 22,549 authorized, but not issued, cumulative preferred shares.

The   Company   has   authorized,  but  not  issued,   a   separate   class   of
3,000,000 shares of preferred stock, $1 par value.

The Company has a leveraged Employee Stock Ownership Plan (ESOP) under which outstanding debt was $600,000, $900,000, and $1,200,000 at December 29, 1995, December 30, 1994, and December 31, 1993, respectively. This is also the remaining balance of a concurrent loan to the ESOP Trust from the Company on the same terms. The Company's loan is included in long-term debt with the receivable from the ESOP in a like amount recorded as a reduction of shareholders' equity reflected in the Other, net category. The Company is obligated to make annual contributions to the ESOP Trust through 1997 sufficient to repay the loan and interest thereon.

The Board of Directors approved three-for-two stock splits on December 15, 1995, and on December 17, 1993, effected in the form of 50 percent stock dividends payable February 7, 1996 and
February 2, 1994, respectively, to shareholders of record on January 3, 1996 and January 5, 1994, respectively. Accordingly, December 29, 1995, and December 31, 1993 balances reflect the splits with an increase in common stock and reduction in retained earnings of $5,754,000 and $3,817,000, respectively. All stock
option,   share,   and   per   share  data  has   been   restated   to   reflect
the splits.

On   December   17,   1993,   the  Board  of  Directors   approved   a   special
one-time dividend of $1.80 per common share to be paid March 21, 1994, on post-split shares to shareholders of record on March 7, 1994. Dividends payable at December 31, 1993, reflect the special one-time dividend.

On May 3, 1994, the shareholders approved a Nonemployee Director Stock Plan which enables individual nonemployee directors of the
Company to elect to receive all or part of a director's annual retainer in the form of shares of the Company's common stock
instead    of   cash.   For   the   year   ended   December   29,   1995,    the
Company   has   issued   485   shares  under   this   plan.   No   shares   were
issued during 1994.

Under the Company's Employee Stock Purchase Plan, 3,150,000 common shares have been authorized for sale to employees, 478,219 of which remained unissued at the end of 1995. The purchase price of the shares under the plan is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year.

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

The   Company   has   a  Long  Term  Stock  Incentive  Plan,   under   which   a
total   of   2,475,000   common  shares  have  been   reserved   for   issuance,
with 1,158,167 shares remaining reserved at December 29, 1995. Grants under this plan are in the form of restrictive share awards and stock options. Restrictive share awards of 597,609 common shares have been made to certain key employees under the plan, with 48,551 shares still restricted for disposition, such restrictions lapse in 1996 and 1997. Unearned compensation expense relating to the remaining restricted shares is $256,000 at December 29, 1995, and is included as a reduction of shareholders' equity in the Other, net category.

Stock options for 1,349,577 common shares have also been granted under the plan. The option price is the market price at the date
of   grant.   Options   become   exercisable  at   such   time   and   in   such
installments as set by the Company, and expire in five to ten years from the date of grant.

In 1993, the Company granted Stock Appreciation Rights (SARs) to certain key employees, utilizing a portion of the above options. Upon exercise of the SARs, the employee will surrender the unexercised related option and will receive a cash payment equal to the excess of the fair market value at the time of exercise over the price of the related option. Compensation expense related to the SARs is not significant.

Shares   and   options   on   common  shares   granted   and   exercisable,   as
well   as   the  exercise  price,  are  shown  for  the  last  three  years   in
the table below:

                                           Number Of Shares
                               ---------------------------------------
                                                                             Option Price
                                  Reserved       Granted   Exercisable         Per Share
                               -----------   -----------   -----------      --------------
Balance at December 25, 1992     1,413,417       476,132       261,931      $ 7.73 - 10.73
 Granted                                 -       124,200        38,813       10.33 - 13.28
 Exercised                        (195,948)     (195,948)     (195,948)       7.73 - 12.61
 Canceled                           34,983        (5,175)        7,425        8.44 - 11.83
                               -----------   -----------   -----------      --------------
Balance at December 31, 1993     1,252,452       399,209       112,221        7.73 - 13.28
 Granted                                 -       387,555        80,753        7.72 - 15.09
 Exercised                         (78,315)      (78,315)      (78,315)       7.72 - 12.61
 Canceled                           12,081       (23,906)       (3,885)       7.72 - 12.61
                               -----------   -----------   -----------      --------------
Balance at December 30, 1994     1,186,218       684,543       110,774        7.72 - 15.09
 Granted                                         147,144        78,266       10.33 - 22.00
 Exercised                         (38,985)      (38,985)      (38,985)       7.72 - 10.72
 Canceled                           10,934       (88,839)      (10,813)      11.58 - 20.63
                               -----------   -----------   -----------      --------------
Balance at December 29, 1995     1,158,167       703,863       139,242      $ 7.72 - 22.00
                               ===========   ===========   ===========      ==============

The changes in shareholders' equity accounts are as follows:

(In thousands)                                1995                1994                1993
--------------------------                --------            --------            --------
Preferred stock
Balance, beginning of year                $  1,474            $  1,485            $  1,487
Shares repurchased                          (1,474)                (11)                 (2)
                                          --------            --------            --------
Balance, end of year                             -               1,474               1,485
                                          --------            --------            --------
Common stock
Balance, beginning of year                  11,377              11,449               7,547
Stock split                                  5,754                   -               3,817
Shares issued                                  143                 188                 157
Shares repurchased                              (9)               (260)                (72)
                                          --------            --------            --------
Balance, end of year                        17,265              11,377              11,449
                                          --------            --------            --------
Additional paid-in capital
Balance, beginning of year                  18,289              19,813              18,569
Shares issued                                2,342               2,914               3,198
Shares repurchased                            (234)             (4,438)             (1,954)
                                          --------            --------            --------
Balance, end of year                        20,397              18,289              19,813
                                          --------            --------            --------
Retained earnings
Balance, beginning of year                  50,702              42,430              73,697
Net Income                                  27,706              15,326               9,493
Cash Dividends                              (7,705)             (7,054)            (36,943)
Stock split                                 (5,754)                  -              (3,817)
                                          --------            --------            --------
Balance, end of year                        64,949              50,702              42,430
                                          --------            --------            --------
Cumulative translation adjustment
Balance, end of year                         1,816               1,654               1,958
                                          --------            --------            --------
Other, net
Balance, end of year                          (856)             (1,645)             (2,450)
                                          --------            --------            --------
Total Shareholders' Equity                $103,571            $ 81,851            $ 74,685
                                          ========            ========            ========

G.  RETIREMENT BENEFITS

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to
participate.       Currently,      the      Company       matches       employee
contributions   at   a   50   percent   rate,   up   to   3   percent   of   the
employee's compensation. Employer contributions were $852,000 in 1995, $850,000 in 1994, and $819,000 in 1993.

The Company has non-contributory defined benefit pension plans covering substantially all U.S. employees and directors and most
of   the   employees   of   the  Company's  non-U.S.  subsidiairies.   For   the
U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the plan's investment in the common stock of the Company was
$9,188,000,    $6,550,000,    and   $7,305,000    at    December    29,    1995,
December 30, 1994, and December 31, 1993, respectively. The expenses for these plans consist of the following components:

(In thousands)                                               1995           1994           1993
------------------------------------------------         --------       --------       --------
Service cost - benefits earned during the period         $  2,385       $  2,499       $  2,244
Interest cost on projected benefit obligation               4,561          4,301          4,115
Actual return on assets                                   (12,774)           579        (11,736)
Net amortization and deferral                               7,879         (5,583)         7,354
Cost of pension plans which are not significant
     and have not adopted SFAS No. 87                          65            312            190
                                                         --------       --------       --------
Net periodic pension cost                                $  2,116       $  2,108       $  2,167
                                                         ========       ========       ========

The   status   of   the   Company's  plans  and  the   amounts   recognized   in
the financial statements are:

(In thousands)                                               1995           1994          1993
--------------------------------------------------        -------        -------       -------
Actuarial present value:
  Vested benefit obligation                               $56,710        $49,429       $43,492
                                                          =======        =======       =======
  Accumulated benefit obligation                          $62,408        $54,884       $48,644
                                                          =======        =======       =======
  Projected benefit obligation                            $71,677        $66,093       $60,144
Plan assets at fair value                                  66,182         55,057        57,151
                                                          -------        -------       -------
Funded status                                              (5,495)       (11,036)       (2,993)
Unrecognized net gain                                     (10,607)        (3,787)      (10,910)
Unrecognized net liability being amortized                    113            204           249
Adjustment required to recognize minimum liability           (473)        (1,192)         (467)
                                                          -------        -------       -------
Accrued pension cost                                     ($16,462)      ($15,811)     ($14,121)
                                                          =======        =======       =======

Major assumptions at year-end:

                                                             1995           1994          1993
                                                        ----------     ----------    ----------
Discount rate                                               4 - 7%     4 - 7 1/2%    4 - 7 1/2%
Rate of increase in future compensation levels          2 1/2 - 7%         3 - 7%        3 - 7%
Expected long-term rate of return on plan assets                9%             9%            9%

In addition to providing pension benefits, the Company pays part of the health insurance costs for its retired U.S. employees and their dependents.

The cost of retiree health benefit expense for 1995, 1994 and 1993 was as follows:

(In thousands)                                                1995           1994          1993
-------------------                                         ------         ------        ------
Service cost                                                $  496         $  503        $  454
Interest cost                                                  890            947           976
                                                            ------         ------        ------
Net benefit expense                                         $1,386         $1,450        $1,430
                                                            ======         ======        ======

The Company's policy is to fund these benefits on a pay-as-you-go basis. The actuarial present value of these health benefit obligations and the amounts recognized in the consolidated balance sheets were as follows:

(In thousands)                                                1995           1994          1993
----------------------------------------------            --------       --------       --------
Accumulated postretirement benefit obligation:
  Retirees and beneficiaries                             ($  4,684)     ($  5,502)     ($  5,387)
  Fully eligible active plan participants                   (2,657)        (2,168)        (2,010)
  Other active plan participants                            (6,067)        (6,104)        (6,090)
                                                          --------       --------       --------
Accumulated benefit obligations                            (13,408)       (13,774)       (13,487)
  Unrecognized net loss                                        114          1,069          1,504
                                                          --------       --------       --------
Accrued postretirement benefit cost                      ($ 13,294)     ($ 12,705)     ($ 11,983)
                                                          ========       ========       ========

The Company's retirement medical benefit plan limits the annual cost increase that will be paid by the Company. In measuring the Accumulated postretirement benefit obligation (APBO), a 6 percent maximum annual trend rate for healthcare costs was assumed for the year ended December 29, 1995. This rate is assumed to remain
constant   through   the   year  2001,  decline  by   1/2   percent   for   each
of the following three years to 4.5 percent and remain at that level thereafter. The discount rate assumption at year-end for
1995,    1994,   and   1993   was   7.0   percent,   7.5   percent,   and    7.5
percent, respectively. If the assumed healthcare cost trend rate changed by 1 percent, the APBO as of December 29, 1995 would change by 8.6 percent. The effect of a 1 percent change in the cost trend rate on the service and interest cost components of the net periodic postretirement benefits expense would be a change of 10.3 percent.

H.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS:

Aggregate   annual   rental   commitments   at   December   29,   1995,    under
operating   leases   with   noncancelable  terms  of   more   than   one   year,
were $10,051,000, payable as follows:

                                                            Vehicles &
(In thousands)                               Buildings       Equipment          Total
--------------                               ---------      ----------        -------
1996                                           $ 3,121         $   738        $ 3,859
1997                                             2,130             428          2,558
1998                                             1,606             150          1,756
1999                                               833              13            846
2000                                               461               3            464
Thereafter                                         568               -            568
                                               -------         -------        -------
                                               $ 8,719         $ 1,332        $10,051
                                               =======         =======        =======

Total    rental    expense   was   $4,722,000   for   1995,    $4,103,000    for
1994, and $4,276,000 for 1993.

CONTINGENCIES:

In 1993, the U.S. District Court for the Southern District of Texas awarded the Company $2,750,000 in a patent infringement judgment. A subsequent ruling has disallowed treble damages and attorneys' fees, significantly reducing the potential recovery. The Company no longer considers this event material.

Item    9.    Changes    in    and    Disagreements    With    Accountants    on
Accounting and Financial Disclosure

None.

PART III

Part III, Items 10, 11, 12 and 13, except for certain information relating to Executive Officers included in Part I, is omitted as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 1995, a definitive proxy statement containing such
information   pursuant   to   Regulation  14A   of   the   Securities   Exchange
Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

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

     (3)  Management Contract, Compensatory Plan or Arrangement.     30
          (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

(b)       Reports on Form 8-K
          There were no reports on Form 8-K for the thirteen weeks ended December 29, 1995.

(c)       Exhibit Index.                                             30

Schedule II - Valuation and Qualifying Accounts

GRACO INC. & Subsidiaries

(In thousands)
--------------------------------------------------
                                                                 Additions
                                                    Balance at  charged to   Deductions
                                                     beginning   costs and         from       Balance at
Description                                            of year    expenses     reserves      end of year
--------------------------------------------------  ----------  ----------   ----------      -----------
Year ended December 29, 1995:
     Allowance for doubtful accounts                   $ 2,700     $   700      $   600<F1>      $ 2,800
     Allowance for obsolete and overstock inventory      6,400       1,400        1,900<F2>        5,900
     Allowance for returns and credits                   2,000       3,400        3,400<F3>        2,000
     Valuation allowance for tax benefits                6,900           -        1,880            5,020
                                                    ----------  ----------   ----------       ----------
                                                       $18,000     $ 5,500      $ 7,780          $15,720
                                                    ==========  ==========   ==========       ==========
Year ended December 30, 1994:
     Allowance for doubtful accounts                   $ 2,200     $ 1,200      $   700<F1>      $ 2,700
     Allowance for obsolete and overstock inventory      5,500       3,100        2,200<F2>        6,400
     Allowance for returns and credits                   1,900       2,000        1,900<F3>        2,000
     Valuation allowance for tax benefits                2,740       4,160            -            6,900
                                                    ----------  ----------   ----------       ----------
                                                       $12,340     $10,460      $ 4,800          $18,000
                                                    ==========  ==========   ==========       ==========
Year ended December 31, 1993:
     Allowance for doubtful accounts                   $ 2,700     $   500      $ 1,000<F1>      $ 2,200
     Allowance for obsolete and overstock inventory      6,100       1,300        1,900<F2>        5,500
     Allowance for returns and credits                   1,800       1,900        1,800<F3>        1,900
     Valuation allowance for tax benefits                    -       2,740            -            2,740
                                                    ----------  ----------   ----------       ----------
                                                       $10,600     $ 6,440      $ 4,700          $12,340
                                                    ==========  ==========   ==========       ==========

<F1>
1 Accounts    determined    to    be   uncollectible    and    charged    against
  reserve, net of collections on accounts previously charged against reserves.

<F2>
2 Items scrapped or otherwise disposed of during the year.

<F3>
3 Credits issued and returns processed, related to prior years.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.


 \George Aristides                                March 18, 1996
 -------------------------------------            --------------
 George Aristides
 President and Chief Executive Officer





Pursuant   to   the   requirements   of   the   Securities   Exchange   Act   of
1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 \George Aristides                                March 18, 1996
 -------------------------------------            --------------
 George Aristides
 President and Chief Executive Officer
 (Principal Executive Officer)

 \David M. Lowe                                   March 18, 1996
 -------------------------------------            --------------
 David M. Lowe
 Treasurer
 (Principal Financial Officer)

 \James A. Graner                                 March 18, 1996
 -------------------------------------            --------------
 James A. Graner
 Vice President and Controller
 (Principal Accounting Officer)




D. A. Koch        Director, Chairman of the Board
G. Aristides      Director, President and Chief Executive Officer
R. O. Baukol      Director
J. R. Lee         Director
R. D. McFarland   Director
L. R. Mitau       Director
M. A.M. Morfitt   Director
D. R. Olseth      Director
C. M. Osborne     Director
G. C. Planchon    Director
W. G. Van Dyke    Director

George Aristides, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

 \George Aristides                                March 18, 1996
 -------------------------------------            --------------
 George Aristides
 (For himself and as attorney-in-fact)

Exhibit Index

     Exhibit
     Number    Description

      3.1      Restated    Articles   of   Incorporation.    See    also
               Exhibit 4.3.

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

       4.2     Amendment   1   dated   June   12,   1992,   to    Credit
               Agreement     dated    October    1,    1990,     between     the
               Company and First Bank National Association; and Amendment 2 dated December 31, 1992, to the same Agreement. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March
               11,   1993.)   Amendment   3  dated   November   8,   1993,   and
               Amendment    4,    dated   February   8,   1994.    (Incorporated
               by reference to Exhibit 4.2 to the Company's 1993 Annual Report on Form 10-K.) Amendment 5, dated April 10, 1995.

                       Pursuant    to   Item   601(b)(4)(iii)   of    Regulation
               S-K,    copies    of    certain    instruments    defining    the
               rights of holders of certain long-term debt of the Company and its subsidiaries are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries. The Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

       4.3     Rights   Agreement   dated   as   of   March   9,   1990,
               between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A
               Junior          Participating          Preferred          Shares.
               (Incorporated    by    reference   to   Exhibit    1    to    the
               Company's    Report    on    Form    8-K    dated    March    19,
               1990.)

     *10.1     1995    Corporate   and   Business    Unit    Annual
               Bonus    Plan.    (Incorporated   by   reference    to    Exhibit
               10   to   the   Company's   Report   on   Form   10-Q   for   the
               twenty-six weeks ended June 30, 1995.)

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

     *10.10    Deferred     Compensation     Plan     for     Non-
               Employee    Directors.    (Incorporated    by    reference     to
               Exhibit    2    to   the   Company's   Report   on    Form    8-K
               dated March 7, 1988.)

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

      *10.14   Nonemployee       Director       Stock       Plan
               (Incorporated   by   reference   to   Exhibit   10.1    to    the
               Company's    Report   on   Form   10-Q   for    the    twenty-six
               weeks ended July 1, 1994.)

      *10.15   Stock      Option     Agreement.      Form      of
               agreement    used    for    award    of    non-incentive    stock
               options    to   executive   officers,   dated   May   2,    1994.
               (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

      *10.16   Stock      Option     Agreement.      Form      of
               agreement used for award of non-incentive stock options to selected officers, dated December 15,
               1994,    December    27,    1994   and   February    23,    1995.
               (Incorporated by reference to Exhibit 10.16 to the Company's 1994 Annual Report on Form 10-K.)

      *10.17   Stock      Option     Agreement.      Form      of
               agreement used for award of non-incentive stock options to executive officers, dated March 1, 1995. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 1995.)

      *10.18   Stock      Option     Agreement.      Form      of
               agreement    used    for    award    of    non-incentive    stock
               option    to    one    executive    officer,    dated    December
               15, 1995.

      *10.19   Stock      Option     Agreement.      Form      of
               agreement    used    for    award    of    non-incentive    stock
               options     to    executive    officers,    dated    March     1,
               1996.

      *10.20   Salary    protection    arrangement    with     one
               executive officer.

      *10.21   Form     of    salary    protection     arrangement
               between the Company and executive officers.

       11      Statement    of    Computation    of    Earnings     per
               share included herein on page 33.

       21      Subsidiaries     of     the     Registrant     included
               herein on page 34.

       23      Independent    Auditor's    Consent    included    herein
               on page 34.

       24      Power of Attorney included herein on page 35.

       27      Financial Data Schedule (EDGAR filing only).

  *Management Contracts, Compensatory Plans or Arrangements.