Form 10-Q
period 1996-03-29
GRACO INC
filed 1996-05-13
CIK 42888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



For the quarterly period ended March 29, 1996

Commission File Number:  1-9249


                                  GRACO INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



     Minnesota                                    41-0285640
 ------------------------               ---------------------------------------
 (State of incorporation)               (I.R.S. Employer Identification Number)


 4050 Olson Memorial Highway
   Golden Valley, Minnesota                                               55422
 ----------------------------------------                            ----------
 (Address of principal executive offices)                            (Zip Code)


                                (612) 623-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X         No
                                 -----     ------

         17,327,862 common shares were outstanding as of May 9, 1996.
                          GRACO INC. AND SUBSIDIARIES

                                     INDEX



                                                                 Page Number
                                                                 -----------
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

       Computation of Net Earnings per Common Share               Exhibit 11
       Financial Data Schedule                                    Exhibit 27

                                    PART I

                          GRACO INC. AND SUBSIDIARIES

Item I.        CONSOLIDATED STATEMENTS OF EARNINGS

                                  (Unaudited)

                                              Thirteen Weeks Ended
                                              --------------------
                                       March 29, 1996       March 31, 1995
                                       --------------       --------------
                                     (In thousands except per share amounts)

Net Sales                                     $90,153              $95,527

     Cost of products sold                     45,316               49,000
                                              -------              -------

Gross Profit                                   44,837               46,527

     Product development                        4,229                3,921
     Selling                                   19,850               21,690
     General and administrative                11,675               11,100
                                              -------              -------

Operating Profit                                9,083                9,816

     Interest expense                             232                  684
     Other expense, net                           566                  396
                                              -------              -------

Earnings Before Income Taxes                    8,285                8,736

     Income taxes                               2,700                3,300
                                              -------              -------

Net Earnings                                   $5,585               $5,436
                                              =======              =======

Net Earnings Per Common and
     Common Equivalent Share                     $.32                 $.31
                                              =======              =======

Cash Dividend Per Common Share                   $.12                 $.11
                                              =======              =======


                See notes to consolidated financial statements.


                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             March 29, 1996    December 29, 1995
                                                             --------------    -----------------
            ASSETS                                              (Unaudited)

Current Assets:
     Cash and cash equivalents                                       $2,103               $1,643
     Accounts receivable, less allowances
       of $4,977 and $4,856                                          72,211               73,205
     Inventories                                                     44,915               41,693
     Deferred income taxes                                           10,783               10,608
     Other current assets                                             2,560                1,333
                                                                   --------             --------
          Total current assets                                      132,572              128,482

Property, Plant and Equipment:
     Cost                                                           160,162              156,168
     Accumulated depreciation                                       (82,152)             (79,310)
                                                                   --------             --------
                                                                     78,010               76,858

Other Assets                                                         12,642               12,493
                                                                   --------             --------

                                                                   $223,224             $217,833
                                                                   ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes payable to banks                                          $5,164               $5,051
     Current portion of long-term debt                                1,857                1,935
     Trade accounts payable                                          13,329               13,849
     Dividends payable                                                2,092                2,072
     Income taxes payable                                             8,869                4,229
     Other current liabilities                                       40,336               44,447
                                                                   --------             --------
          Total current liabilities                                  71,647               71,583

Long-term Debt, less current portion                                 10,103               10,074

Retirement Benefits and Deferred Compensation                        32,575               32,605

Shareholders' Equity:
     Common stock                                                    17,414               17,265
     Additional paid-in capital                                      22,073               20,397
     Retained earnings                                               68,388               64,949
     Other, net                                                       1,024                  960
                                                                   --------             --------
                                                                    108,899              103,571
                                                                   --------             --------

                                                                   $223,224             $217,833
                                                                   ========             ========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Thirteen Weeks
                                                                       --------------
                                                             March 29, 1996       March 31, 1995
                                                             --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (In thousands)

Net Earnings                                                         $5,585               $5,436
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                    3,299                3,282
     Deferred income taxes                                             (605)                (292)
     Change in:
      Accounts receivable                                                52               (3,044)
      Inventories                                                    (3,355)              (3,848)
      Trade accounts payable                                           (367)              (2,405)
      Retirement benefits and deferred
      compensation                                                       89                1,342
      Other accrued liabilities                                         887               (3,185)
      Other                                                          (1,084)               1,383
                                                                     ------               ------

                                                                      4,501               (1,331)
                                                                     ------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property, plant and equipment additions                            (4,485)              (7,526)
  Proceeds from sale of property, plant,
    and equipment                                                         5                  322
                                                                     ------               ------

                                                                     (4,480)              (7,204)
                                                                     ------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowing on notes payable and lines of credit                      1,937               33,557
  Payments on notes payable and lines of credit                      (1,662)             (23,739)
  Payments on long-term debt                                              -               (2,210)
  Common stock issued                                                 2,271                2,071
  Retirement of common and preferred stock                             (446)                   -
  Cash dividends paid                                                (2,126)              (1,905)
                                                                     ------               ------

                                                                        (26)               7,774
                                                                     ------               ------

Effect of exchange rate changes on cash                                 465                 (874)
                                                                     ------               ------

Net increase (decrease) in cash and cash equivalents                    460               (1,635)

Cash and cash equivalents:

  Beginning of year                                                   1,643                2,444
                                                                     ------               ------

  End of period                                                      $2,103                 $809
                                                                     ======               ======

                 See notes to consolidated financial statements.

                          GRACO INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 29, 1996 and the related statements of earnings and cash flows for the thirteen weeks ended March 29, 1996, and March 31, 1995, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 29, 1996, and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.

     The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.   Major components of inventories were as follows (in thousands):

                                              March 29, 1996    Dec. 29, 1995
                                              --------------    -------------

     Finished products and components                $44,604          $40,335
     Products and components in various
         stages of completion                         23,291           22,597
     Raw materials                                    11,890           13,152
                                              --------------    -------------
                                                      79,785           76,084
     Reduction to LIFO cost                          (34,870)         (34,391)
                                              --------------    -------------
                                                     $44,915          $41,693
                                              ==============    =============

Item 2.                GRACO INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings in the first quarter of $5.6 million increased $0.1 million from the same period a year ago despite a decrease in sales. Sales were lower in all geographic regions. The earnings improvement came primarily as a result of a lower effective tax rate and lower interest expense in the first quarter of 1996 compared to 1995. Also contributing to the Company's improved earnings was a one percentage point increase in gross margin from 1995 as the result of price increases.

Sales in the first quarter of $90.2 million decreased $5.4 million, or 6 percent, from the same period in 1995. First quarter sales in the Americas decreased 5 percent to $61.8 million and European sales declined 2 percent to $15.8 million (a 6 percent volume decrease, and a 4 percent gain due to exchange rates). In Asia Pacific, sales decreased 12 percent to $12.5 million (a volume decrease of 10 percent and a loss of 2 percent on exchange rates).

Operating expenses in the first quarter of $35.8 million decreased $1.0 million or 3 percent from the first quarter of 1995. Product development expense increased 8 percent over 1995 due to increased occupancy costs associated with the Company's Russell J. Gray Technical Center which opened in
1995.   Selling expenses were 8 percent lower than the same period last year, largely due to lower headcount. General and administrative costs were up 5 percent, due primarily to expense items related to consolidating the Company's Franklin Park, Illinois operations. By relocating Franklin Park's industrial systems application engineering and sales expertise to Minneapolis, the Company will be well-suited to leverage its systems skills throughout the Company's entire technical group.

The effective income tax rate for the quarter was 33 percent compared to 38 percent for the same period in 1995. The decrease was due primarily to foreign earnings effectively taxed at lower rates.

While harsh winter conditions in North America and economic softness in many markets contributed to a slow first quarter of 1996, the Company is encouraged by recent positive trends. Incoming orders in the first quarter exceeded sales by $10 million, increasing backlog to $30 million. Toyota Motor Corporation in Cambridge, Ontario recently awarded an $11 million contract to the Company to install a paint circulating system during the second half of 1996. Excluding subcontract work, the Company will recognize approximately $4 million of sales from this project. The Company will continue to make further improvements to manufacturing efficiency and investments in new product development, while closely controlling expenses throughout the organization.

Financial Condition

Cash was provided by earnings and operating activities and used principally to fund property additions. Accounts receivable decreased $1.0 million from the prior year-end due primarily to collection efforts in Europe and Japan, and property, plant and equipment purchases total $4.5 million year-to-date.

The Company has unused lines of credit available at March 29, 1996 totaling $66 million.

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










                                     GRACO INC.


Date:  May 13, 1996                By:/S/ George Aristides
                                      George Aristides
                                      President and Chief Executive Officer





Date:  May 13, 1996                By:/S/ David M. Lowe
                                      David  M. Lowe
                                      Treasurer
                                      (Principal Financial Officer)