Form 10-Q
period 1996-06-28
GRACO INC
filed 1996-08-12
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 28, 1996

Commission File Number:  1-9249


                                   GRACO INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



Minnesota                                                             41-0285640
- - ------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


4050 Olson Memorial Highway
Golden Valley, Minnesota                                                   55422
- - ----------------------------------------                              ----------
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


                                    Yes  X           No
                                       -----           -----

              17,261,240 common shares were outstanding as of July 26, 1996.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I   FINANCIAL INFORMATION


         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                       3
                     Consolidated Balance Sheets                               4
                     Consolidated Statements of Cash Flows                     5
                     Notes to Consolidated Financial Statements                6


         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                   7-8



PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders          9

         Item 6.  Exhibits and Reports on Form 8-K                            10


         SIGNATURES                                                           11

         1996 Corporate and Business Unit Annual Bonus Plan         Exhibit 10.1
         Long Term Stock Incentive Plan, as amended through
           May 7, 1996                                              Exhibit 10.2
         Nonemployee Director Stock Option Plan                     Exhibit 10.3
         Form of agreement used for award of nonstatutory stock
           options to nonemployee directors, dated May 7, 1996      Exhibit 10.4
         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule                                      Exhibit 27



                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                             Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                             --------------------                  ----------------------
                                                        June 28, 1996     June 30, 1995        June 28, 1996      June 30,1995
                                                        -------------     -------------        -------------      ------------
                                                                        (In thousands except per share amounts)

Net Sales .......................................           $  97,099         $ 103,402            $ 187,252         $ 198,929

 Cost of products sold ..........................              47,677            51,987               92,993           100,987
                                                            ---------         ---------            ---------         ---------

Gross Profit ....................................              49,422            51,415               94,259            97,942

 Product development ............................               4,623             3,941                8,852             7,862
 Selling ........................................              21,240            22,068               41,090            43,758
 General and administrative .....................              10,005            10,982               21,680            22,082
                                                            ---------         ---------            ---------         ---------

Operating Profit ................................              13,554            14,424               22,637            24,240

 Interest expense ...............................                 345               745                  577             1,429
 Other (income) expense, net ....................              (1,323)              (53)                (757)              343
                                                            ---------         ---------            ---------         ---------

Earnings Before Income Taxes ....................              14,532            13,732               22,817            22,468

 Income taxes ...................................               4,500             5,200                7,200             8,500
                                                            ---------         ---------            ---------         ---------

Net Earnings ....................................           $  10,032         $   8,532            $  15,617         $  13,968
                                                            =========         =========            =========         =========

Net Earnings Per Common and
 Common Equivalent Share ........................           $     .57         $     .49            $     .89         $     .80
                                                            =========         =========            =========         =========

Cash Dividend Per Common Share ..................           $     .12         $     .11            $     .24         $     .22
                                                            =========         =========            =========         =========



                    See notes to consolidated financial statements.

                                         3


                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                                         June 28, 1996    December 29, 1995
                                                                                         -------------    -----------------
             ASSETS                                                                        (Unaudited)
Current Assets:
      Cash and cash equivalents ................................................             $   2,340            $   1,643
      Accounts receivable, less allowances
         of $5,036 and $4,856 ..................................................                74,357               73,205
      Inventories ..............................................................                47,024               41,693
      Deferred income taxes ....................................................                10,634               10,608
      Other current assets .....................................................                 2,019                1,333
                                                                                             ---------            ---------
            Total current assets ...............................................               136,374              128,482

Property, Plant and Equipment:
      Cost .....................................................................               165,026              156,168
      Accumulated depreciation .................................................               (85,175)             (79,310)
                                                                                             ---------            ---------
                                                                                                79,851               76,858

Other Assets ...................................................................                11,264               12,493
                                                                                             ---------            ---------

                                                                                             $ 227,489            $ 217,833
                                                                                             =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks ...................................................             $   5,734            $   5,051
      Current portion of long-term debt ........................................                 1,865                1,935
      Trade accounts payable ...................................................                12,490               13,849
      Dividends payable ........................................................                 2,071                2,072
      Income taxes payable .....................................................                 3,612                4,229
      Other current liabilities ................................................                45,763               44,447
                                                                                             ---------            ---------
            Total current liabilities ..........................................                71,535               71,583

Long-term Debt, less current portion ...........................................                 9,117               10,074

Retirement Benefits and Deferred Compensation ..................................                32,971               32,605

Shareholders' Equity:
      Common stock .............................................................                17,261               17,265
      Additional paid-in capital ...............................................                19,170               20,397
      Retained earnings ........................................................                76,346               64,949
      Other, net ...............................................................                 1,089                  960
                                                                                             ---------            ---------
                                                                                               113,866              103,571
                                                                                             ---------            ---------

                                                                                             $ 227,489            $ 217,833
                                                                                             =========            =========

                    See notes to consolidated financial statements.


                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           Twenty-Six Weeks
                                                                                                           ----------------
                                                                                                  June 28, 1996       June 30, 1995
                                                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                       (In thousands)

Net Earnings ...............................................................................           $ 15,617            $ 13,968
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization ........................................................              6,563               6,381
      Deferred income taxes ................................................................                841                 321
      Change in:
        Accounts receivable ................................................................             (3,358)             (2,623)
        Inventories ........................................................................             (5,779)             (1,542)
        Trade accounts payable .............................................................             (1,025)             (2,125)
        Retirement benefits and deferred
         compensation ......................................................................                628               1,950
        Other accrued liabilities ..........................................................              4,096              (5,438)
        Other ..............................................................................             (3,084)               (121)
                                                                                                       --------            --------

                                                                                                         14,499              10,771
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions .................................................             (9,600)            (11,189)
   Proceeds from sale of property, plant,
      and equipment ........................................................................                  6                 260
                                                                                                       --------            --------

                                                                                                         (9,594)            (10,929)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit ..........................................              2,907              92,331
   Payments on notes payable and lines of credit ...........................................             (1,901)            (89,041)
   Borrowing on long-term debt .............................................................              9,892                --
   Payments on long-term debt ..............................................................            (10,778)               (410)
   Common stock issued .....................................................................              2,309               2,157
   Retirement of common and preferred stock ................................................             (3,540)                  0
   Cash dividends paid .....................................................................             (4,221)             (3,765)
                                                                                                       --------            --------

                                                                                                         (5,331)              1,272
                                                                                                       --------            --------

Effect of exchange rate changes on cash ....................................................              1,123              (2,421)
                                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents .......................................                697              (1,307)

Cash and cash equivalents:

   Beginning of year .......................................................................              1,643               2,444
                                                                                                       --------            --------

   End of period ...........................................................................           $  2,340            $  1,137
                                                                                                       ========            ========
                    See notes to consolidated financial statements

                                       5

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 28, 1996 and the related statements of earnings and cash flows for the twenty-six weeks ended June 28, 1996, and June 30, 1995, have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 28, 1996, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                  June 28, 1996    Dec 29, 1995
                                                  -------------    ------------

      Finished products and components .........       $ 45,081        $ 40,335
      Products and components in various
          stages of completion .................         25,691          22,597
      Raw materials ............................         11,858          13,152
                                                       --------        --------
                                                         82,630          76,084

      Reduction to LIFO cost ...................        (35,606)        (34,391)
                                                       --------        --------
                                                       $ 47,024        $ 41,693
                                                       ========        ========

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

Net earnings of $10.0 million for the quarter ended June 28, 1996 increased $1.5 million, or 18 percent, over the same period last year. Net earnings of $15.6 million for the six months ended June 28, 1996 increased $1.6 million, or 12 percent, over the first six months of 1995. The earnings improvement came primarily as a result of reduced operating expenses, a $1.5 million pretax settlement of a lawsuit involving an escrow deposit dating back to 1986, lower interest expense resulting from lower debt balances, and a lower effective tax rate, partially offset by a decrease in sales.

Sales for the quarter of $97.1 million were $6.3 million, or 6 percent, lower than the second quarter of 1995. Year-to-date sales of $187.3 million were $11.7 million, or 6 percent, lower than 1995. The decline in sales can be attributed primarily to economic softness in the European markets and currency fluctuations.

Sales in the Americas were at the 1995 level for the quarter at $64.0 million and slightly lower than the 1995 six month level at $125.8 million. European sales continue to lag behind last year with quarterly and year-to-date sales of $17.0 million and $32.8 million, respectively. Europe's second quarter sales performance is 19 percent lower than the same period of 1995 (a 16 percent volume decrease, and a 3 percent loss due to exchange rates) and is 12 percent lower than 1995 for the first six months (entirely a volume decrease). In Asia Pacific, sales decreased 13 percent from last year's second quarter to $16.1 million (a 3 percent volume decrease, and a 10 percent loss due to exchange rates). For the six month period ended June 28, 1996, Asia Pacific sales of $28.6 million were 12 percent lower than 1995 (a 6 percent volume decrease and a 6 percent loss due to exchange rates).

Worldwide, Industrial/Automotive Equipment sales declined 11 percent to $52.6 million from last year's second quarter of $59.4 million, Contractor Equipment sales declined 1 percent to $33.2 million from $33.6 million, and Lubrication Equipment sales increased 9 percent to $11.3 million from $10.4 million. For 1996's first six months, Industrial/Automotive Equipment sales of $99.9 million were 11 percent lower than the same period last year, Contractor Equipment sales of $66.0 million were 1 percent lower, and Lubrication Equipment sales of $21.3 million were 6 percent higher. The Company believes that increased levels of automotive activity should provide opportunities for top line growth in the second half of the year.

The gross profit margin percentage for the quarter increased 1 percentage point over a year ago to 51 percent. The year-to-date gross profit margin of 50 percent is also 1 percentage point over last year. The improvement in gross profit margins is due to manufacturing efficiencies, favorable product sourcing in Japan, pricing and product mix.

Operating expenses of $35.9 million for the quarter and $71.6 million for the first six months are both 3 percent lower than the same periods last year. While investments in product development increased substantially, close control of selling and general and administrative costs have kept operating expenses below 1995 levels.

Interest expense of $0.3 million is $0.4 million, or 54 percent, lower than the second quarter of 1995. Year-to-date interest expense of $0.6 million is $0.9 million, or 60 percent lower. The decreases in interest expense result from lower debt balances at June 28, 1996 as compared to June 30, 1995.

The effective tax rates for the quarter and for the six month period are 31.0 percent and 31.5 percent, respectively. These rates are lower than 1995's quarterly and six month effective rates of 37.9 percent and 37.8 percent, respectively. The decline in the effective tax rate in 1996 results from lower effective tax rates on foreign earnings.

Liquidity and Capital Resources
- - -------------------------------

The Company generated cash from operations of $14.5 million for the first six months of 1996 as compared to $10.8 million for the same period last year. Significant uses of cash include purchases of property, plant and equipment, payments of cash dividends and repurchases of common stock. Working capital increased $7.9 million, or 14 percent, to $64.8 million at June 28, 1996 from $56.9 million at December 29, 1995. The Company plans on spending approximately $17.0 million in 1996 for the construction of a 325,000 square foot world-class manufacturing facility and global distribution center in Rogers, Minnesota (approximately 20 miles northwest of Minneapolis). This expenditure will be funded primarily with cash generated through operations. The Company has unused lines of credit available at June 28, 1996 totaling $70.2 million.

                                        PART II

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 7, 1996, David A. Koch, Richard D. McFarland, Lee R. Mitau, and Martha A. M. Morfitt were elected to the Office of Director with the following votes:

                                                   FOR             WITHHELD
                                            ----------             --------
David A. Koch                               15,160,399              124,918
Richard D. McFarland                        15,247,269               38,048
Lee R. Mitau                                15,157,343              127,974
Martha A. M. Morfitt                        15,251,335               33,982

At the same meeting, the following matters were also voted upon with the votes as indicated:

An amendment to the Employee Stock Purchase Plan to authorize the sale of an additional 750,000 common shares pursuant to the Plan was approved, with the following votes:

   For              Against               Abstentions            Broker Non-Vote
   ---              -------               -----------            ---------------

12,947,200        1,446,348                  53,841                     837,928

An amendment to the Long Term Stock Incentive Plan to authorize the issuance of an additional 1,000,000 common shares pursuant to the Plan was approved, with the following votes:

   For              Against               Abstentions            Broker Non-Vote
   ---              -------               -----------            ---------------

12,042,788        2,138,843                  64,260                   1,239,426

The Graco Inc. Nonemployee Director Stock Option Plan was approved, with the following votes:

   For              Against               Abstentions            Broker Non-Vote
   ---              -------               -----------            ---------------

13,387,592          750,522                 107,777                   1,039,426

The selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

   For              Against               Abstentions            Broker Non-Vote
   ---              -------               -----------            ---------------

15,186,565           27,721                  71,031                           0

No other matters were voted on at the meeting.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  1996 Corporate and Business Unit
                  Annual Bonus Plan                                Exhibit 10.1

                  Long Term Stock Incentive Plan, as               Exhibit 10.2
                  amended through May 7, 1996

                  Nonemployee Director Stock Option Plan           Exhibit 10.3

                  Form of Agreement used for award of              Exhibit 10.4
                  nonstatutory stock options to nonemployee directors, dated May 7, 1996

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










                                             GRACO INC.


Date: August 9, 1996                      By:/S/James A. Graner
                                             ---------------------------
                                             James A. Graner
                                             Vice President & Controller
                                             ("duly authorized officer")





Date: August 9, 1996                      By:/S/David M. Lowe
                                             ----------------------------
                                             David  M. Lowe
                                             Treasurer
                                             (Principal Financial Officer)