Form 10-Q
period 1996-09-27
GRACO INC
filed 1996-11-07
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 27, 1996

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


                                    Yes     X         No
                                         -------          -------

            17,099,116 common shares were outstanding as of October 25, 1996.

                               GRACO INC. AND SUBSIDIARIES

                                          INDEX



                                                                    Page Number
                                                                    -----------

PART I   FINANCIAL INFORMATION


         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                      3
                     Consolidated Balance Sheets                              4
                     Consolidated Statements of Cash Flows                    5
                     Notes to Consolidated Financial Statements               6


         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                  7-8



PART II  OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                            9


         SIGNATURES  10

         Sixth Amendment dated September 27, 1996
            to Credit Agreement between the Company and
            First Bank National Association                          Exhibit  4
         Computation of Net Earnings per Common Share                Exhibit 11
         Financial Data Schedule                                     Exhibit 27


                                     PART I

                           GRACO INC. AND SUBSIDIARIES

                  Item I. CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                              Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                              --------------------                    -----------------------
                                                      Sept. 27, 1996       Sept. 29, 1995       Sept. 27, 1996        Sept. 29, 1995
                                                      --------------       --------------       --------------        --------------
                                                                         (In thousands except per share amounts)

Net sales .....................................            $  97,680            $  94,797            $ 284,932             $ 293,726

      Cost of products sold ...................               47,704               48,510              140,697               149,497
                                                           ---------            ---------            ---------             ---------

Gross profit ..................................               49,976               46,287              144,235               144,229

      Product development .....................                4,714                3,557               13,566                11,419
      Selling .................................               21,624               21,982               62,714                65,740
      General and administrative ..............                8,316               10,263               29,996                32,345
                                                           ---------            ---------            ---------             ---------

Operating profit ..............................               15,322               10,485               37,959                34,725

      Interest expense ........................                  155                  596                  732                 2,025
      Other expense, net ......................                  310                  220                 (447)                  563
                                                           ---------            ---------            ---------             ---------

Earnings before income taxes ..................               14,857                9,669               37,674                32,137

      Income taxes ............................                4,700                3,100               11,900                11,600
                                                           ---------            ---------            ---------             ---------

Net earnings ..................................            $  10,157            $   6,569            $  25,774             $  20,537
                                                           =========            =========            =========             =========

Net earnings per common and
      common equivalent share .................            $     .58            $     .37            $    1.47             $    1.18
                                                           =========            =========            =========             =========

Cash dividend declared per
      common share ............................            $     .12            $     .11            $     .36             $     .32
                                                           =========            =========            =========             =========


                 See notes to consolidated financial statements.




                           GRACO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                 September 27, 1996      December 29, 1995
                                                                                 ------------------      -----------------
                                                                                        (Unaudited)
ASSETS

Current Assets:
      Cash and cash equivalents ............................................              $   7,401              $   1,643
      Accounts receivable, less allowances
         of $5,181 and $4,856 ..............................................                 76,744                 73,205
      Inventories ..........................................................                 48,319                 41,693
      Deferred income taxes ................................................                 10,609                 10,608
      Other current assets .................................................                  1,946                  1,333
                                                                                          ---------              ---------
            Total current assets ...........................................                145,019                128,482

Property, plant and equipment:
      Cost .................................................................                173,423                156,168
      Less Accumulated Depreciation ........................................                (87,586)               (79,310)
                                                                                          ---------              ---------
                                                                                             85,837                 76,858

Other assets ...............................................................                  8,883                 12,493
                                                                                          ---------              ---------

                                                                                          $ 239,739              $ 217,833
                                                                                          =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable to banks ...............................................              $   4,712              $   5,051
      Current portion of long-term debt ....................................                  1,865                  1,935
      Trade accounts payable ...............................................                 13,164                 13,849
      Customer advances ....................................................                  4,963                    803
      Dividends payable ....................................................                  2,053                  2,072
      Income taxes payable .................................................                  3,797                  4,229
      Other current liabilities ............................................                 48,559                 43,644
                                                                                          ---------              ---------
            Total current liabilities ......................................                 79,113                 71,583

Long-term debt, less current portion above .................................                  8,911                 10,074

Retirement benefits and deferred compensation ..............................                 32,917                 32,605

Shareholders' equity:
      Common stock .........................................................                 17,092                 17,265
      Additional paid-in capital ...........................................                 16,102                 20,397
      Retained earnings ....................................................                 84,451                 64,949
      Other, net ...........................................................                  1,153                    960
                                                                                          ---------              ---------

                                                                                          $ 239,739              $ 217,833
                                                                                          =========              =========

                 See notes to consolidated financial statements.




                           GRACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Thirty-Nine Weeks
                                                                                                -----------------
                                                                                      Sept. 27, 1996       Sept. 29, 1995
                                                                                      --------------       --------------
                                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings .................................................................             $  25,774            $  20,537
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization ..........................................                 9,633                9,251
      Deferred income taxes ..................................................                 2,318                1,186
      Change in:
        Accounts receivable ..................................................                (3,182)               2,733
        Inventories ..........................................................                (7,147)               1,241
        Trade accounts payable ...............................................                  (380)              (4,954)
        Retirement benefits and deferred
         compensation ........................................................                   564                2,659
        Other accrued liabilities ............................................                 6,813               (3,191)
        Other ................................................................                   350                  821
                                                                                           ---------            ---------

                                                                                              34,743               30,283
                                                                                           ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions ...................................               (18,681)             (16,546)
   Proceeds from sale of property, plant,
        and equipment ........................................................                    62                  151
                                                                                           ---------            ---------

                                                                                             (18,619)             (16,395)
                                                                                           ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit ............................                13,932              111,279
   Payments on notes payable and lines of credit .............................               (13,957)            (120,794)
   Borrowing on long-term debt ...............................................                   198                 --
   Payments on long-term debt ................................................                (1,347)                (613)
   Common stock issued .......................................................                 2,352                2,234
   Retirement of common and preferred stock ..................................                (6,819)                --
   Cash dividends paid .......................................................                (6,293)              (5,625)
                                                                                           ---------            ---------

                                                                                             (11,934)             (13,519)
                                                                                           ---------            ---------

Effect of exchange rate changes on cash ......................................                 1,568               (2,164)
                                                                                           ---------            ---------

Net increase(decrease)in cash and cash equivalents ...........................                 5,758               (1,795)

Cash and cash equivalents:

   Beginning of year .........................................................                 1,643                2,444
                                                                                           ---------            ---------

   End of period .............................................................             $   7,401            $     649
                                                                                           =========            =========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 27, 1996 and the related statements of earnings and cash flows for the thirty-nine weeks ended September 27, 1996, and September 29, 1995, have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 27, 1996, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                 Sept. 27, 1996   Dec. 29, 1995
                                                 --------------   -------------

      Finished products and components                  $45,497         $40,335
      Products and components in various
          stages of completion                           27,248          22,597
      Raw materials                                      12,188          13,152
                                                   ------------    ------------
                                                         84,933          76,084
      Reduction to LIFO cost                            (36,614)        (34,391)
                                                   ------------    ------------
                                                        $48,319         $41,693
                                                   ============    ============

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings of $10.2 million for the quarter ended September 27, 1996 increased $3.6 million, or 55 percent, over the same period last year. Net earnings of $25.8 million for the nine months ended September 27, 1996 increased $5.2 million, or 26 percent, over the first nine months of 1995. The earnings improvement came primarily as a result of improved gross margin, reduced operating expenses, a $1.5 million pretax settlement of a lawsuit involving an escrow deposit dating back to 1986, lower interest expense resulting from lower debt balances, and a lower effective tax rate.

Sales for the quarter of $97.7 million were $2.9 million, or 3 percent higher, than the third quarter of 1995. The increase in quarterly sales occurred primarily in the Americas. Year-to-date sales of $284.9 million were $8.8 million, or 3 percent, lower than 1995. The decline in year-to-date sales can be attributed primarily to economic softness in the international markets and currency fluctuations.

Sales in the Americas of $62.0 million for the quarter were 8 percent higher than 1995. Year-to-date sales of $187.9 million were 1 percent higher. European sales continue to lag behind last year with quarterly and year-to-date sales of $21.7 million and $54.6 million, respectively. Europe's third quarter sales were equal to 1995's level (a 4 percent volume increase, offset by a 4 percent loss due to exchange rates). Year-to-date European sales are 7 percent lower than 1995 (a 6 percent volume decease, and a 1 percent loss due to exchange rates). In Asia Pacific, sales decreased 12 percent from last year's third quarter to $13.9 million (a 2 percent volume decease, and a 10 percent loss due to exchange rates). For the nine month period ended September 27, 1996, Asia Pacific sales of $42.4 million were 12 percent lower than 1995 (a 5 percent volume decrease, and a 7 percent loss due to exchange rates).

While many of the markets the Company serves were slow in the first half of 1996, the Company is encouraged by the somewhat improved levels of business activity during the third quarter. Worldwide, Industrial/Automotive Equipment sales improved 3 percent to $56.2 million from last year's third quarter, Contractor Equipment sales improved 4 percent to $30.6 million, and Lubrication Equipment sales improved 2 percent to $10.9 million. For 1996's first nine months, Industrial/Automotive Equipment sales of $156.1 million were 6 percent lower than the same period last year, Contractor Equipment sales of $96.6 million were at the 1995 level, and Lubrication Equipment sales of $32.2 million were 5 percent higher than 1995.

The gross profit margin percentage for both the quarter and year-to-date increased 2 percentage points over a year ago to 51 percent. The increase can be attributed to improved pricing in the Americas and Europe, manufacturing volume and efficiencies.

Operating expenses of $34.7 million for the quarter and $106.3 million for the first nine months are both 3 percent lower than the same periods last year. While investments in product development and marketing reached record levels, close control of selling and general and administrative costs have kept operating expenses below 1995 levels.

Interest expense of $0.2 million is $0.4 million, or 74 percent, lower than the third quarter of 1995. Year-to-date interest expense of $0.7 million is $1.3 million, or 64 percent lower. The decreases in interest expense result from lower debt balances at September 27, 1996 as compared to September 29, 1995.

The effective tax rate for both the quarter and the nine month period ended September 27, 1996 of 32 percent is 4 percentage points lower than the year-to-date rate for 1995. The decline in the effective tax rate in 1996 results from lower effective tax rates on foreign earnings. The Company expects a higher effective tax rate in 1997.

The Company's backlog of $33.0 million is nearly $10.0 million higher than the level a year ago and the current rate of incoming orders provides the Company with reason to be cautiously optimistic about a solid fourth quarter. The earnings momentum and modestly improved sales activity achieved by the Company across all divisions gives it added confidence that its investments in new products, technology, globalization, and world-class manufacturing are having a significant impact on the Company's long-term ability to grow profitably.


Liquidity and Capital Resources
-------------------------------

The Company generated cash from operations of $34.7 million for the first nine months of 1996 as compared to $30.3 million for the same period last year. Significant uses of cash include increases in inventory balances in anticipation of a November factory move to a new facility as discussed below, purchases of property, plant and equipment, payments of cash dividends, and repurchases of common stock. Working capital increased $9.0 million to $65.9 million from $56.9 million at December 29, 1995. The Company plans on spending approximately $17.0 million in 1996 ($8.5 million to date) for the construction of a 325,000 square foot world-class manufacturing facility and global distribution center in Rogers, Minnesota (approximately 20 miles northwest of Minneapolis). This expenditure will be funded primarily with cash generated through operations. The Company has unused lines of credit available at September 27, 1996 totaling $70.1 million.

                                     PART II

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Sixth Amendment dated September 27, 1996
                  to Credit Agreement between the Company and
                  First Bank National Association                     Exhibit  4

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










                                         GRACO INC.


Date: November 4, 1996                By:/S/George Aristides
                                         -------------------
                                         George Aristides
                                         President and Chief Executive Officer





Date: November 4, 1996                By:/S/David M. Lowe
                                         -------------------
                                         David  M. Lowe
                                         Treasurer
                                        (Principal Financial Officer)