Form 10-K
period 1996-12-27
GRACO INC
filed 1997-03-20
CIK 42888

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________.

                           Commission File No. 1-9249

                                   Graco Inc.
             (Exact name of Registrant as specified in its charter)

Minnesota                                                             41-0285640
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

As of March 7, 1997, 17,217,589 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The  aggregate  market  value  of  approximately   11,059,977   shares  held  by
non-affiliates of the registrant was approximately $344 million on March 7, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 6, 1997, are incorporated by reference into Part III, as specifically set forth in said Part III.

================================================================================

                                   GRACO INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


================================================================================

================================================================================
                                                                           Page
Part I
  Item 1   Business...........................................................3
  Item 2   Properties.........................................................5
  Item 3   Legal Proceedings..................................................6
  Item 4   Submission of Matters to a Vote of Security Holders................6
           Executive Officers of the Company..................................6


Part II
  Item 5   Market for the Company's Common Stock and
               Related Stockholder Matters....................................8
  Item 6   Selected Financial Data............................................8
  Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................9
  Item 8   Financial Statements and Supplementary Data.......................13
  Item 9   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure .......................26


Part III
 Item 10   Directors and Executive Officers of the Company...................27
 Item 11   Executive Compensation............................................27
 Item 12   Security Ownership of Certain Beneficial Owners and Management....27
 Item 13   Certain Relationships and Related Transactions....................27


Part IV
 Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K...27

Signatures ..................................................................29






================================================================================
      NOTE: Certain exhibits listed in the Index to Exhibits beginning on page 27, and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained upon written request directed to:

                                   Treasurer
                                   Graco Inc.
                                 P.O. Box 1441
                             Minneapolis, Minnesota
                                   55440-1441

================================================================================

PART I


Item 1. Business

General Information. Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in both industrial and commercial settings. Based in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, processing, construction and maintenance industries. It designs, manufactures and markets systems, products and technology to move, measure, control, dispense and apply a wide variety of fluids and viscous materials. The Company helps customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Primary uses of the Company's equipment include the application of coatings and finishes to various industrial and commercial products; the mixing, metering, dispensing and application of adhesive, sealant and chemical bonding materials; the application of paint and other materials to architectural structures; the lubrication and maintenance of vehicles and industrial machinery; and the transferring and dispensing of various fluids. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of auto lubrication equipment, and became a public company in 1969.

It is Graco's goal to become the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve these goals to become a world class manufacturer, Graco continues to organize its manufacturing operations around focused factories which contain product-based cells. Substantial investments in new manufacturing technology have reduced cycle time and improved quality.

The Company operates in one industry segment, namely the design, manufacture, marketing, sale and installation of systems and equipment for the handling of fluids. Financial information concerning geographic operations and export sales for the last three fiscal years is set forth in Note B Consolidated Financial Statements.

Recent Developments. The David A. Koch Center, a world-class manufacturing and global distribution facility, was opened in November 1996 in Rogers, Minnesota. The Koch Center provides additional production capacity and enhanced build-to-order capability for projected growth. All distribution operations conducted by the Company at its distribution center in Brooklyn Center, Minnesota were transferred to the new facility, together with the engineering and manufacturing groups for the Contractor Equipment Division ("CED") and final assembly operations for Industrial pumps. During 1996, the Company's product development efforts resulted in the introduction of approximately 130 new products and packages. To enhance product development efficiencies, the CED Advanced Product Development Group headquartered in Denver, Colorado, was consolidated with the CED Engineering Group in Minneapolis, Minnesota and the Denver facility was closed. The application engineering, manufacturing and customer service functions formerly performed in Franklin Park, Illinois were moved to Minneapolis, Minnesota, in order to realize process improvements in manufacturing and distribution and to take advantage of the enhanced technical capabilities available at the recently expanded Russell J. Gray Technical Center and the Franklin Park facility has closed. Graco is currently constructing a laboratory in its Riverside facility to support the consolidation of product development activities in Minneapolis and to provide world-class demonstration, training, test and display capabilities. This laboratory is expected to be completed during the second quarter of 1997.

Products. Graco manufactures a wide array of specialized pumps, applicators, regulators, valves, meters, atomizing devices, replacement parts, and accessories, which are used in industrial and commercial applications in the movement, measurement, control, dispensing and application of many fluids and semi-solids, including paints, adhesives, sealants, and lubricants. In addition, it offers an extensive line of portable equipment which is used in construction and maintenance businesses for the application of paint and other materials. Graco fluid systems incorporate sophisticated paint circulating and fluid application technology.

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

Sales of replacement parts and accessories have averaged 45.6 percent of the Company's consolidated net sales and approximately 51.3 percent of gross profits during the last three years. The following table summarizes the consolidated net sales and gross profits (net sales less cost of products sold) by the Company's principal product groups for that same period.

Product Group Sales and Gross Profit
(In thousands)                                    1996                      1995                      1994
                                          -------------------       -------------------       -------------------
                                              $           %             $           %             $           %
                                          --------      -----       --------      -----       --------      -----
NET SALES
  Commercial and industrial equipment     $207,327       52.9%      $206,558       53.5%      $204,584       56.8%
  Accessories and replacement parts        184,429       47.1        179,756       46.5        155,429       43.2
                                          --------      -----       --------      -----       --------      -----
                                          $391,756      100.0%      $386,314      100.0%      $360,013      100.0%
                                          ========      =====       ========      =====       ========      =====

GROSS PROFIT
  Commercial and industrial equipment     $ 92,480       47.2%      $ 90,526       47.7%      $ 89,262       51.3%
  Accessories and replacement parts        103,501       52.8         99,101       52.3         84,749       48.7
                                          --------      -----       --------      -----       --------      -----
                                          $195,981      100.0%      $189,627      100.0%      $174,011      100.0%
                                          ========      =====       ========      =====       ========      =====

Marketing and Distribution. Graco's operations are organized to allow its full line of products and systems to be offered in each of its major geographic markets: the Americas, Europe and Asia Pacific. The Industrial Equipment Division, the Automotive Equipment Division, the Contractor Equipment Division, and the Lubrication Equipment Division provide worldwide marketing direction and product design and application assistance to each of these geographic markets.

Graco sells its equipment worldwide principally through independent distributors. In Canada, Japan, Korea, and Europe, Graco equipment is sold to distribution through sales subsidiaries. In the Americas and Europe, the Company maintains a specialized direct sales force, which handles sales of large systems and sales to certain corporate accounts. Manufacturers' representatives are used with some product lines.

In 1996, Graco's net sales in the Americas were $252,615,000 or approximately 65 percent of the Company's consolidated net sales; in Europe (including the Middle East and Africa) net sales were $78,666,000 or approximately 20 percent; and in the Asia Pacific region, net sales were $60,475,000 or approximately 15 percent.

Consolidated backlog at December 27, 1996, was $19 million compared to $20 million at the end of 1995.

Research, Product Development and Technical Services. Graco's research, development and engineering activities focus on new product design, product improvements, applied engineering and strategic technologies. A dedicated support group of application engineers and technicians also provides specialized technical assistance to customers in the design and evaluation of fluid transfer and application systems. It is one of Graco's financial goals to generate 30 percent of each year's sales from products introduced in the prior three years. To achieve this goal, Graco increased its new product design and application engineering staff, and more than doubled the size of the Russell J. Gray Technical Center in 1995 to provide space for engineering, testing and laboratory activities. During 1996, the CED Advanced Product Development Group, formerly located in Denver, Colorado, was merged with the CED Engineering Group in Minneapolis, and the Engineered Application Solutions Group from Franklin Park, Illinois was consolidated with the Industrial Application Engineering Group in Minneapolis to realize efficiencies in the product development and application engineering processes. Total research and development expenditures were $17,909,000, $15,715,000 and $14,591,000 for the 1996, 1995 and 1994 fiscal years, respectively.

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

Environmental Protection. During the fiscal year ending December 27, 1996, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Employees. As of December 27, 1996, the Company employed approximately 1,997 persons on a full-time basis. Of this total, approximately 332 were employees based outside the United States, and 800 were hourly factory workers in the United States.

Item 2. Properties

As of December 31, 1996, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:


     Type of Facility                                                  Location                         Square Footage
     ----------------                                                  --------                         --------------

     Owned
     -----

     Distribution/Manufacturing/Office                                 Rogers, Minnesota                    324,000
     Manufacturing/Office                                              Minneapolis, Minnesota               237,600
     Manufacturing/Office                                              Minneapolis, Minnesota               207,000
     Engineering/Research & Development                                Minneapolis, Minnesota               138,200
     Engineering/Manufacturing/Office                                  Plymouth, Michigan                   106,000
     Engineering/Manufacturing/Office                                  Franklin Park, Illinois               82,000
     Assembly/European Headquarters/Warehouse                          Maasmechelen, Belgium                 75,800
     Corporate Headquarters                                            Golden Valley, Minnesota              68,000
     Manufacturing/Office                                              Sioux Falls, South Dakota             55,000
     Sales Office/Warehouse                                            Los Angeles, California               21,000
     Office/Warehouse                                                  Mississauga, Ontario, Canada          20,000

     Leased
     ------

     Engineering/Office/Warehouse                                      Yokohama, Japan (3 facilities)        48,724
     Sales Office                                                      Rungis, France                        46,600
     Assembly/Engineering/Office/Warehouse                             Neuss, Germany                        41,765
     Technical Publications                                            Minneapolis, Minnesota                18,200
     Sales Office                                                      West Midlands, United Kingdom         16,320
     Warehouse                                                         Gwangju-Gun, Korea                    10,549

The David A. Koch Center, a new manufacturing and global distribution center located in Rogers, Minnesota, was completed and occupied during the last quarter of 1996. The facility has 324,000 square feet of space and includes office, engineering, research and development, manufacturing, customer service and distribution functions. Functions formerly performed in the Distribution Center (123,800 square feet) in Brooklyn Center, Minnesota, and the Communications
Center (18,200 square feet) in Minneapolis, Minnesota, were transferred to the Koch Center, and the leases of these facilities were terminated on December 31, 1996 and February 28, 1997, respectively.

A 21,700 square foot building in Atlanta, Georgia was sold during the last quarter of 1996. The sale of the 82,000 square foot building in Franklin Park, Illinois was completed February 18, 1997. The lease on the Colorado facility (11,600 square feet) terminated on November 30, 1996, and the operations were transferred to Minneapolis, Minnesota. The sales office in Rungis, France will be moved to a smaller facility during the first quarter of 1997.

The Company leases space for subsidiary sales or liaison offices around the world, some of which have demonstration areas and/or warehouse space.

Graco's facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs, with the recent and planned expansions. Manufacturing capacity met business demand in 1996. Future production requirements are expected to be met through existing production capabilities, efficiency and productivity improvement and the use of available subcontract services.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 7, 1997. There are no family relationships between any of the officers named.

David A. Koch, 66, is Chairman of the Board, a position he has held since 1985. Prior to January 1, 1996, he was also the Chief Executive Officer of the Company, a position he had held since 1962. He joined the Company in 1956 and held various sales and marketing positions with the Company prior to assuming the office of President in 1962. He has served as a director of the Company since 1962.

George Aristides, 61, was elected President and Chief Executive Officer effective January 1, 1996. He became President and Chief Operating Officer in June 1993. From March 1993 to June 1993, he was Executive Vice President, Industrial/Automotive Equipment Division, Manufacturing, Distribution and
Eurafrican   Operations.   From  1985  until  1993,   he  was  Vice   President,
Manufacturing Operations and Controller. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980. He has served as a director of the Company since 1993.

Clayton R. Carter, 58, was elected Vice President, Worldwide Industrial Equipment Division, effective December 17, 1996. From January 1, 1995, he was Vice President, Worldwide Lubrication Equipment Division. He became Director, Vehicle Services Division, in February 1994. He joined the Company in 1962 and has held various sales management positions.

James A. Graner, 52, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974.

Clyde W. Hansen, 64, was elected Vice President, Human Resources and Quality Management Systems, in December 1993. He joined the Company in 1984 as Employee Relations Director, a position he held until his election.

John L. Heller, 60, was elected Vice President, Latin America & Developing Markets, effective January 4, 1996. From July 1993 to December 1995, he was Senior Vice President and General Manager - Contractor Equipment Division. He became Vice President, Far East Operations and Latin America, in 1992. Prior to becoming Vice President, Far East Operations in 1984, he held various management and staff positions in sales and human resources. He joined the Company in 1972.

Roger L. King, 51, was named Vice President & General Manager, European Operations, effective January 4, 1996. From July 1993 to December 1995, he was Senior Vice President and General Manager - International Operations. He became Senior Vice President and Chief Financial Officer in March 1993, and Vice President and Treasurer in 1987. Prior to becoming Vice President, Treasurer and Secretary in 1980, he held the position of Treasurer and Secretary and various treasury management positions with Graco. He joined the Company in 1970.

David M. Lowe, 41, was elected to the position of Vice President, Worldwide Lubrication Equipment Division, in December 1996. From February 1995 to December 1996, he was Treasurer. Prior to joining the Company, he was employed by Ecolab Inc., where he held various positions in the Treasury Department, including Manager-Corporate Finance; Director, Corporate Finance and most recently Director, Corporate Development.

Robert M. Mattison, 49, was elected Vice President, General Counsel and Secretary, in January 1992, a position which he holds today. Prior to joining the Company, he held various legal positions with Honeywell Inc., most recently as Associate General Counsel.

Mark W. Sheahan, 32, was elected Treasurer, effective December 17, 1996. He joined the Company as Treasury Operations Manager in September 1995. Prior to joining the Company, he held various positions in public accounting with KPMG Peat Marwick LLP and Coopers & Lybrand.

Robert A. Wagner, 46, was elected Vice President, Asia Pacific, of Graco Inc. and President, Graco K.K. effective January 1995. He became Vice President and Treasurer, Graco Inc., in February 1994. He joined the Company in December 1991, as Vice President, Corporate Development and Planning. Prior to joining the Company, he was employed by Texas Instruments for nearly five years, where he held various managerial positions, most recently as Vice President and Manager, Corporate Development.

Thomas J. Fay, 46, was appointed to the position of Vice President, Worldwide Automotive Equipment Division, effective January 4, 1996. During 1995, he was Vice President, European Operations. Prior to becoming General Manager of European Operations in March 1994, he held the position of General Manager, Region III, in Europe. Mr. Fay joined the Company in 1984 and held various sales management positions before moving to Europe in 1990.

Dale D. Johnson, 42, was appointed Vice President, Worldwide Contractor Equipment Division, on December 17, 1996. Prior to becoming the Director of Marketing in June 1996, he held various marketing and sales positions in CED. He joined the Company in 1976.

Charles L. Rescorla, 45, is Vice President, Manufacturing & Distribution Operations, a position to which he was appointed on January 1, 1995. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial Division, a position which he assumed in 1988 when he joined the Company.

The Board of Directors elected Messrs. Koch, Aristides, Graner, Hansen, Heller, King, Mattison and Wagner on May 7, 1996, and Messrs. Carter, Lowe and Sheahan on December 17, 1996, all to hold office until the next annual meeting of directors or until their successors are elected and qualify. Messrs. Fay, Johnson and Rescorla were appointed to their positions by management effective January 4, 1996, December 17, 1996 and January 1, 1995, respectively.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 7, 1997, there were 17,217,589 shares outstanding and 1,984 common shareholders of record, with another estimated 3,100 shareholders whose stock is held by nominees or broker dealers.

Quarterly Financial Information.
(In thousands, except per share amounts)

                           First           Second          Third         Fourth
1996                       Quarter        Quarter        Quarter        Quarter
----                      --------       --------       --------       --------
Net Sales                 $ 90,153       $ 97,099       $ 97,680       $106,824
Gross Profit                44,837         49,422         49,976         51,746
Net Earnings                 5,585         10,032         10,157         10,395
Per Common Share:
   Net Earnings               0.32           0.57           0.58           0.60
   Dividends Declared         0.12           0.12           0.12           0.14
                          --------       --------       --------       --------
Stock Price (per share)
   High                   $  20.75       $  21.63       $  20.38       $  26.00
   Low                       17.75          17.88          18.25          18.50
Volume (# of shares)       1,795.1        1,888.2        1,513.1        1,512.8
                          --------       --------       --------       --------

1995
----

Net Sales                 $ 95,527       $103,402       $ 94,797       $ 92,588
Gross Profit                46,527         51,415         46,287         45,398
Net Earnings                 5,436          8,532          6,569          7,169
Per Common Share:
   Net Earnings               0.31           0.49           0.37           0.41
   Dividends Declared         0.11           0.11           0.11           0.12
                          --------       --------       --------       --------
Stock Price (per share)
   High                   $  16.17       $  19.50       $  23.17       $  25.50
   Low                       13.17          16.00          17.42          20.00
Volume (# of shares)         686.9          854.1        1,530.6        1,395.0
                          --------       --------       --------       --------


Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)                   1996           1995           1994           1993           1992<F2>
                                                       --------       --------       --------       --------       --------
Net Sales                                              $391,756       $386,314       $360,013       $322,602       $320,334
Earnings Before Change in Accounting Principles          36,169         27,706         15,326          9,493         11,145
Net Earnings                                             36,169         27,706         15,326          9,493          5,301
                                                       --------       --------       --------       --------       --------
Per Common Share:
 Earnings Before Change in Accounting Principles       $   2.07       $   1.59       $    .88       $    .55       $    .65
 Net Earnings                                              2.07           1.59            .88            .55            .31
                                                       --------       --------       --------       --------       --------
Total Assets                                           $247,814       $217,833       $228,385       $216,365       $220,418
Long-term Debt (including current portion)                9,920         12,009         32,483         19,480         22,762
Redeemable Preferred Stock                                   --             --          1,474          1,485          1,487
                                                       --------       --------       --------       --------       --------
Cash Dividends Declared per Common Share               $   0.50       $   0.45       $   0.39       $   2.15<F1>   $   0.33
                                                       ========       ========       ========       ========       ========

<F1>
1 Includes the special one-time dividend of $1.80 per post-split share declared December 17, 1993.
<F2>
2 Includes Lockwood Technical, Inc. (LTI), a former wholly-owned subsidiary, sold in 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

The following is Management's Review and Discussion and is not covered by the Independent Auditors' Report.

Graco's net earnings of $36.2 million in 1996 are 31 percent higher than the $27.7 million earned in 1995 and are significantly higher than the $15.3 million recorded in 1994. The large increases in 1996 and 1995 primarily reflect a reduced effective tax rate, enhanced profit margins, and higher sales. Operating costs include increased product development expenditures.

The table below indicates the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three most recent fiscal years and the percentage changes in those items for such years.



                                     Revenue & Expense Item                  Revenue & Expense Item
                                  As a Percentage of Net Sales           Percentage Increase (Decrease)
                                  ----------------------------           ------------------------------
                                      1996    1995    1994                     1996/95     1995/94
                                     -----   -----   -----                     -------     -------

Net Sales                            100.0   100.0   100.0                        1           7
                                     -----   -----   -----                     -------     -------
Cost of Products Sold                 50.0    50.9    51.7                       --           6
Product Development                    4.6     4.1     4.0                       14           8
Selling                               21.8    22.4    25.8                       (2)         (7)
General & Administrative              10.1    10.9    11.2                       (5)          4
                                     -----   -----   -----                     -------     -------
Operating Profit                      13.5    11.7     7.3                       17          71
                                     -----   -----   -----                     -------     -------
Interest Expense                      (0.2)   (0.6)   (0.5)                     (64)         21
Other Income (Expense), Net            0.1     0.2    (0.3)                       *           *
                                     -----   -----   -----                     -------     -------
Earnings Before Income Taxes          13.4    11.3     6.5                       21          86
Income Taxes                           4.2     4.1     2.2                        5          96
                                     -----   -----   -----                     -------     -------
Net Earnings                           9.2     7.2     4.3                       31          81
                                     =====   =====   =====                     =======     =======

* Not a Meaningful Figure


NET SALES

In 1996, Graco recorded its fourth consecutive year of record net sales, posting a 1 percent increase over 1995 to $392 million. The 1996 increase was principally due to an increase in North American sales. Geographically, net sales in the Americas of $253 million in 1996 increased by 6 percent when compared to 1995. With slow economies and weak currencies during most of the year, European sales declined 5 percent in 1996 to $79 million (a 3 percent volume decrease and a 2 percent decline due to exchange rates). Sales in Asia Pacific declined 7 percent in 1996 to $60 million. (Volume was flat and the decline was due to exchange rates.)

In 1995, sales increased 7 percent over 1994, due primarily to higher worldwide sales in all divisions except Contractor Equipment.

Periodic price increases have contributed to net sales. The Company's most recent U.S. price increase was effective in January 1996 and represented an average 2.5 percent increase from its January 1995 price lists. The January 1995 price change was an average 2 percent increase from April 1994 prices.

Consolidated backlog at December 27, 1996 was $19 million compared to $20 million at the end of 1995, and $25 million at the end of 1994.

                                                           % Increase (Decrease)
                                                           ---------------------
(In thousands)                 1996      1995      1994     1996/95     1995/94
------------------------   --------  --------  --------     -------     -------
Division Sales:
   Industrial Equipment    $154,866  $151,016  $136,995          3          10
   Automotive Equipment      69,910    75,637    67,457         (8)         12
   Contractor Equipment     124,392   118,818   121,478          5          (2)
   Lubrication Equipment     42,588    40,843    34,083          4          20
                           --------  --------  --------     -------     -------
Consolidated               $391,756  $386,314  $360,013          1           7
                           ========  ========  ========     =======     =======

Geographic Sales:
    Americas               $252,615  $238,874  $241,169          6          (1)
    Europe                   78,666    82,552    65,888         (5)         25
    Asia Pacific             60,475    64,888    52,956         (7)         23
                           --------  --------  --------     -------     -------
Consolidated               $391,756  $386,314  $360,013          1           7
                           ========  ========  ========     =======     =======

COST OF PRODUCTS SOLD

The cost of products  sold,  as a percentage  of net sales,  declined in 1996 to
50.0 percent from 50.9 percent in 1995. This decrease was the result of a combination of factors, including modest price increases and improved manufacturing efficiencies, partially offset by material and manufacturing cost increases. In 1995, cost of products sold as a percent of net sales declined from 51.7 percent in 1994, due to a combination of factors including modest price increases.

OPERATING EXPENSES

Operating expenses in 1996 declined 1.0 percent from 1995, due to the impact of lower selling and general and administrative expenses. The lower expense level is also the result of lower non-recurring charges in 1996 when compared to 1995. Operating expenses in 1995 declined 2.2 percent from 1994, due primarily to the impact of Graco's worldwide cost restructuring initiatives, and reduced restructuring charges.

Product development expenses in 1996 increased 14.0 percent over 1995 to $17.9 million. In 1995, product development costs were 7.7 percent higher than 1994 expenditures. These increases reflect Graco's commitment to expanding sales through the development of new products.

FOREIGN CURRENCY EFFECTS

The costs of the Company's products are generally denominated in U.S. dollars, with approximately 11 percent sourced in non-U.S. currencies. A greater proportion of its sales, approximately 35 percent, are denominated in currencies other than the U.S. dollar. As a result, a strengthening of the U.S. dollar decreases sales more than costs and expenses, reducing the Company's gross and operating profits. A weakening of the U.S. dollar has the reverse impact on the Company's gross and operating profits. During 1996, the U.S. dollar was generally stronger against other major currencies, and during 1995, the U.S. dollar was generally weaker against other major currencies. Gains and losses attributable to translating the financial statements for all non-U.S. subsidiaries, and the gains and losses on the forward and option contracts used to hedge these exposures, are included in Other income (expense).

The total effect of exchange rate changes on operating profits plus translation gains and losses included in Other income (expense) decreased earnings before income taxes by $2.7 million in 1996 when compared to 1995 and increased earnings before income taxes by $3.5 million in 1995 when compared to 1994.

OTHER INCOME (EXPENSE)

The Company's interest expense fell in 1996, primarily reflecting a decline in the average levels of debt during the year. This decrease in debt levels is due to the reduction in short-term debt as operating cash flows exceeded working capital and capital investment requirements.

Other income of $0.5 million in 1996 and $0.7 million in 1995, and other expenses of $1.0 million for 1994, respectively, include, among other things, the foreign currency translation gains and losses discussed above, a $1.5 million favorable settlement of an escrow dispute in 1996, and a $0.9 million gain from the sale of unutilized real estate in 1995.

INCOME TAXES

The Company's net effective tax rate of 31 percent in 1996 is four percentage points lower than the 1996 U.S. federal tax rate of 35 percent. The decrease from the 36 percent rate in 1995 is due primarily to foreign earnings being taxed at effective rates lower than the U.S. rate from the utilization of prior net operating losses. The effective tax rate of 36 percent in 1995 was higher than the 1994 rate of 35 percent principally due to the reduced relative effect of U.S. business tax credits. Detailed reconciliations of the U.S. federal tax rate to the effective rates for 1996, 1995, and 1994 are discussed in Note D to the Consolidated Financial Statements.

EARNINGS

In 1996, earnings increased by 31 percent to $36.2 million, or $2.07 per share as compared to 1995, when earnings increased by 81 percent to $27.7 million or $1.59 per share as compared to 1994.

ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" in 1996. Refer to Notes A and H to the Consolidated Financial Statements for more detailed information.

OUTLOOK

Graco anticipates higher sales in 1997, driven primarily by continued new product introductions, an improved worldwide distribution network, satisfactory economic conditions in North America and Europe, and robust growth in the Asia Pacific region other than Japan, which remains stagnant.

Graco has undertaken a number of restructuring efforts in recent years that have improved operating margins and net profit. It is anticipated that these efforts will continue to have a favorable impact on margins and profits in 1997. The Company is looking for additional opportunities to improve operating efficiency.

Currency fluctuations, especially the strength of the U.S. dollar relative to other major currencies, may have an impact on operating margins. In 1997, Graco anticipates a higher effective tax rate.







SAFE HARBOR CAUTIONARY STATEMENT

This annual report on Form 10-K contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1996.

SHAREHOLDER ACTIONS

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares, and effectively managing its cash balances. A summary of recent actions follows:
-  a three-for-two stock split paid in 1996;
-  repurchase of 406,000 shares in 1996;
-  a 17 percent increase in the regular dividend in 1996;
-  a 13 percent increase in the regular dividend in 1995;
-  a 14 percent increase in the regular dividend in 1994.

ASSETS

The following table highlights several key measures of asset performance.

(in thousands)                                         1996               1995
------------------------------------                -------            -------
Cash and Cash Equivalents                           $ 6,535            $ 1,643
Working Capital                                     $63,884            $56,899
Current Ratio                                           1.8                1.8
Average Days Receivables Outstanding                     75                 73
Inventory Turnover                                      4.7                4.3

Average inventory balances decreased during 1996 when compared to 1995; however, year-end inventory was flat at $41.5 million. Accounts receivable increased 14.0 percent to $83.5 million. The increase is primarily due to a combination of factors, including higher fourth quarter consolidated sales.

LIABILITIES

At the end of 1996, the Company's long-term debt (including the current portion thereof) was 7.3 percent of total capital (long-term debt plus shareholders' equity) compared to 10.4 percent in 1995. The Company's total debt (notes payable to banks plus long-term debt including the current portion thereof) as a percentage of capital fell to 9.8 percent at the end of 1996, down from 14.1 percent in 1995. The Company had $66.7 million in unused credit lines available at December 27, 1996. The Company believes that available lines plus operating cash flows are adequate to fund its short and long-term initiatives.

SHAREHOLDERS' EQUITY

Shareholders' equity totaled $126.1 million on December 27, 1996, $22.5 million higher than 1995.

CASH FLOWS FROM OPERATING ACTIVITIES

During 1996, the Company's operating cash flow of $48.6 million was slightly lower than 1995 due to changes in working capital requirements. Cash flow from operating activities in 1995 was $51.7 million, $43.1 million higher than the $8.6 million recorded in 1994.

Cash flows from operating activities have been, and are expected to be, the principal source of funds required for future additions to property, plant, and equipment, and working capital, as well as for other corporate purposes.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures were $30.0 million in 1996, $19.8 million in 1995, and $23.1 million in 1994. These expenditures have enhanced the Company's engineering and manufacturing capabilities, improved product quality, increased capacity, and lowered costs. Substantial expenditures in 1996 included the construction of the David A. Koch Center located in Rogers, Minnesota, and the addition of manufacturing equipment.

The Company expects to spend in excess of $20 million on capital improvements in 1997. Capital expenditures in 1997 will include manufacturing equipment, and cellular manufacturing and information systems initiatives.

CASH FLOWS FROM FINANCING ACTIVITIES

The amount of common stock issued represents the funds received for shares sold through the Company's Dividend Reinvestment Plan, its Employee Stock Purchase Plan, and the distribution of shares pursuant to its Long Term Stock Incentive Plan, more fully described in Note H to the Consolidated Financial Statements.

Graco offers an Automatic Dividend Reinvestment Plan, which gives shareholders a simple and convenient way to reinvest quarterly cash dividends in additional shares of Graco common stock. Brokerage and service charges are paid by the Company.

All Graco employees in the U.S. participate in the Graco Employee Stock Ownership Plan (ESOP). The final distribution of common shares from the ESOP will be made to eligible U.S. employees in 1997. Eligible employees may also purchase Graco common stock through the Company's Employee Stock Purchase Plan.

From time to time, the Company may make open market purchases of its common shares. On February 23, 1996, the Company's Board of Directors authorized management to repurchase up to 800,000 shares for a period ending on February 28, 1998. In 1996, under this repurchase program, the Company repurchased 406,000 shares at an average price per share of $19.99.

Graco is currently paying 14 cents per share as its regular quarterly dividend. Annual cash dividends paid on the Company's common and preferred stock, were $8.3 million in 1996, $7.5 million in 1995, and $37.7 million in 1994 (including a special one-time dividend of $31.2 million paid on March 21, 1994). The Company expects to continue paying regular quarterly dividends to its common shareholders at amounts which will be adjusted periodically to reflect earnings performance and management expectations.

During 1996, debt was reduced by $2.4 million. Debt was reduced by $27.1 million in 1995, reflecting strong cash flows from operations attributable to higher net income and lower working capital requirements.

In 1995, the Company redeemed all of its 5 percent cumulative preferred stock for approximately $1.5 million.

Item 8.  Financial Statements and Supplementary Data
                                                                            Page
    o  Responsibility for Financial Reporting                                 14
    o  Independent Auditors' Report                                           14
    o  Consolidated Statements of Earnings for fiscal years 1996, 1995,
       and 1994                                                               15
    o  Consolidated Statements of Changes in Shareholders' Equity Accounts
       (See Footnote F, Notes to Consolidated Financial Statements)           22
    o  Consolidated Balance Sheets for fiscal years 1996 and 1995             16
    o  Consolidated Statements of Cash Flows for fiscal years 1996, 1995,
       and 1994                                                               17
    o  Notes to Consolidated Financial Statements                             18
    o  Selected Quarterly Financial Data (See Part II, Item 5, Market
       for the Company's Common Stock and Related Stockholder Matters)         8

RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the accuracy, consistency, and integrity of the information presented in this annual report on Form 10-K. The consolidated financial statements and financial statement schedule have been prepared in accordance with generally accepted accounting principles and, where necessary, include estimates based upon management's informed judgment.

In meeting this responsibility, management believes that its comprehensive systems of internal controls provide reasonable assurance that the Company's assets are safeguarded and transactions are executed and recorded by qualified personnel in accordance with approved procedures. Internal auditors periodically review these accounting and control systems. Deloitte & Touche LLP, independent certified public accountants, are retained to audit the consolidated financial statements, and express an opinion thereon. Their opinion is included below.

The Board of Directors pursues its oversight role through its Audit Committee. The Audit Committee, composed of directors who are not employees, meets twice a year with management, internal auditors, and Deloitte & Touche LLP to review the systems of internal control, accounting practices, financial reporting, and the results of auditing activities.


INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the "Company") as of December 27, 1996 and December 29, 1995, and the related statements of earnings and cash flows for each of the three years in the period ended December 27, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Minneapolis, Minnesota
January 20, 1997


CONSOLIDATED STATEMENTS OF EARNINGS                                                                        GRACO INC. & Subsidiaries

                                                                                                Years Ended
                                                                                                -----------

                                                                       December 27,            December 29,            December 30,
(In thousands, except per share amounts)                                       1996                    1995                    1994
----------------------------------------                               ------------            ------------            ------------
Net Sales ..................................................              $ 391,756               $ 386,314               $ 360,013

  Cost of products sold ....................................                195,775                 196,687                 186,002
                                                                       ------------            ------------            ------------

Gross Profit ...............................................                195,981                 189,627                 174,011


  Product development ......................................                 17,909                  15,715                  14,591

  Selling ..................................................                 85,281                  86,634                  92,752

  General and administrative ...............................                 39,734                  42,044                  40,279
                                                                       ------------            ------------            ------------


Operating Profit ...........................................                 53,057                  45,234                  26,389

  Interest expense .........................................                   (831)                 (2,335)                 (1,923)

  Other income (expense), net ..............................                    543                     657                  (1,040)
                                                                       ------------            ------------            ------------


Earnings before Income Taxes ...............................                 52,769                  43,556                  23,426

  Income taxes .............................................                 16,600                  15,850                   8,100
                                                                       ------------            ------------            ------------


Net Earnings ...............................................              $  36,169               $  27,706               $  15,326
                                                                       ============            ============            ============


Net Earnings Per Common Share ..............................              $    2.07               $    1.59               $     .88
                                                                       ============            ============            ============

See Notes to Consolidated Financial Statements

                                       15

CONSOLIDATED BALANCE SHEETS                                                                               GRACO INC. & Subsidiaries

                                                                                                December 27,           December 29,
(In thousands, except share amounts)                                                                    1996                   1995
------------------------------------                                                            ------------           ------------
Assets
Current Assets:
  Cash and cash equivalents ..........................................................              $  6,535               $  1,643
  Accounts receivable, less allowances of $4,700 in 1996 and $4,800 in 1995...........                83,474                 73,205
  Inventories ........................................................................                41,531                 41,693
  Deferred income taxes, net .........................................................                11,633                 10,608
  Other current assets ...............................................................                 1,321                  1,333
                                                                                                ------------           ------------
   Total current assets ..............................................................               144,494                128,482
Property, Plant and Equipment, at Cost:
  Land ...............................................................................                 5,227                  3,502
  Buildings and improvements .........................................................                63,213                 50,534
  Manufacturing equipment ............................................................                82,544                 71,437
  Office, warehouse and automotive equipment .........................................                31,049                 28,578
  Construction in progress ...........................................................                 1,052                  2,117
                                                                                                ------------           ------------
   Total property, plant and equipment, at cost ......................................               183,085                156,168
  Accumulated depreciation ...........................................................               (88,913)               (79,310)
                                                                                                ------------           ------------
   Net property, plant and equipment .................................................                94,172                 76,858
Other Assets .........................................................................                 9,148                 12,493

                                                                                                    $247,814               $217,833
                                                                                                ============           ============


Liabilities and Shareholders' Equity
Current Liabilities:
  Notes payable to banks .............................................................              $  3,813               $  5,051
  Current portion of long-term debt ..................................................                 1,845                  1,935
  Trade accounts payable .............................................................                13,854                 13,849
  Salaries, wages and commissions ....................................................                14,808                 14,260
  Accrued insurance liabilities ......................................................                10,925                 10,792
  Income taxes payable ...............................................................                 4,647                  4,229
  Other current liabilities ..........................................................                30,718                 21,467
                                                                                                ------------           ------------
   Total current liabilities .........................................................                80,610                 71,583
Long-term Debt, less current portion .................................................                 8,075                 10,074
Retirement Benefits and Deferred Compensation ........................................                33,079                 32,605
Commitments and Contingencies (Note J)
Shareholders' Equity
  Common stock, $1 par value; 22,500,000 shares authorized;
   shares outstanding, 17,047,166 and 17,264,509, in 1996
   and 1995, respectively ............................................................                17,047                 17,265
  Additional paid-in capital .........................................................                22,254                 20,397
  Retained earnings ..................................................................                85,232                 64,949
  Other, net .........................................................................                 1,517                    960
                                                                                                ------------           ------------
   Total shareholders' equity ........................................................               126,050                103,571
                                                                                                ------------           ------------
                                                                                                    $247,814               $217,833
                                                                                                ============           ============

See Notes to Consolidated Financial Statements.

                                       16

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     GRACO INC. & Subsidiaries

                                                                                                    Years Ended
                                                                                 --------------------------------------------------
                                                                                 December 27,       December 29,       December 30,
(In thousands)                                                                           1996               1995               1994
---------------------------------------------------------------------------      ------------       ------------       ------------
Cash Flows from Operating Activities:
  Net earnings ............................................................          $ 36,169           $ 27,706           $ 15,326
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization .......................................            12,658             11,082             10,447
      Deferred income taxes ...............................................               781              1,938             (4,042)
      Change in:
        Accounts receivable ...............................................           (10,192)             4,499            (10,806)
        Inventories .......................................................              (394)             9,693            (13,967)
        Trade accounts payable ............................................               459             (6,193)             2,358
        Salaries, wages and commissions ...................................             1,081                999              1,439
        Retirement benefits and deferred compensation .....................               928              2,448
                                                                                                                              1,670
        Other accrued liabilities .........................................             6,963             (3,417)             6,858
        Other .............................................................               148              2,955               (696)
                                                                                 ------------       ------------       ------------
                                                                                       48,601             51,710              8,587
                                                                                 ------------       ------------       ------------
Cash Flows from Investing Activities:
  Property, plant and equipment additions .................................           (30,038)           (19,848)           (23,100)
  Proceeds from sale of property, plant and equipment .....................             1,058              3,036                693
  Purchases of marketable securities ......................................                --                 --             (5,464)
  Proceeds from sales of marketable securities ............................                --                 --             31,809
                                                                                 ------------       ------------       ------------
                                                                                      (28,980)           (16,812)             3,938
                                                                                 ------------       ------------       ------------
Cash Flows from Financing Activities:
  Borrowing on notes payable and lines of credit...........................            15,890             44,248             10,411
  Payments on notes payable and lines of credit............................           (16,657)           (50,927)            (2,395)
  Proceeds from long-term debt ............................................                --                 --             16,632
  Payments on long-term debt ..............................................            (1,652)           (20,333)            (5,380)
  Common stock issued .....................................................             2,525              2,485              3,102
  Retirement of common and preferred stock ................................            (8,115)            (1,547)            (4,564)
  Cash dividends paid .....................................................            (8,344)            (7,490)           (37,732)
                                                                                 ------------       ------------       ------------
                                                                                      (16,353)           (33,564)           (19,926)
                                                                                 ------------       ------------       ------------
Effect of exchange rate changes on cash ...................................             1,624             (2,135)            (1,250)
                                                                                 ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents ......................             4,892               (801)            (8,651)
Cash and cash equivalents
  Beginning of year .......................................................             1,643              2,444             11,095
                                                                                 ------------       ------------       ------------
  End of year .............................................................          $  6,535           $  1,643           $  2,444
                                                                                 ============       ============       ============

See Notes to Consolidated Financial Statements.

                                       17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GRACO INC. & Subsidiaries
Years Ended December 27, 1996, December 29, 1995, and December 30, 1994

A. Summary of Significant Accounting Policies

Fiscal Year. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December.

Basis of Statement Presentation. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 27, 1996, all subsidiaries are 100 percent owned. Subsidiaries outside North America have been included principally on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting. The U.S. dollar is the functional currency for all foreign subsidiaries.

Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing all U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out
(FIFO) cost method.

Currenty Hedges. The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts, borrowings in various currencies or options, in order to hedge its net monetary positions. Consistent with financial reporting requirements, these hedges and net monetary positions are recorded at current market values and the gains and losses are included in Other income (expense). The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant. The notional amounts (which may not be indictative of credit or market risk) of such contracts were (in U.S. dollars) $9,322,000 and $10,226,000 at December 27, 1996 and December 29, 1995, respectively.

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows: Buildings and improvements 10 to 30 years Leasehold improvements 3 to 10 years Manufacturing equipment and tooling 3 to 10 years Office, warehouse and automotive equipment4 to 10 years

Revenue Recognition. Revenue is recognized on large contracted systems using the percentage-of-completion method of accounting. The Company recognizes revenue on other products when title passes, which is usually upon shipment.

Earnings Per Common Share. Earnings per common share are computed on earnings reduced by dividend requirements on preferred stock and based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each year. Earnings per common share assuming full dilution are substantially the same.

Stock Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company adopted SFAS No. 123 in 1996 and elected the continued use of APB No. 25.

B.  Industry Segment and Foreign Operations

The Company operates in one industry segment, namely, the design, manufacture, marketing, sale and installation of systems and equipment for the management of fluids.

The Company's operations by geographical area for the last three years are shown below.


(In thousands)                                                                        1996             1995             1994
-----------------------------------------------------                            ---------        ---------        ---------
Sales to unaffiliated customers:<F1>
     Americas                                                                    $ 252,615        $ 238,874        $ 241,169
     Europe                                                                         78,666           82,552           65,888
     Asia Pacific                                                                   60,475           64,888           52,956
                                                                                 ---------        ---------        ---------
                                                                                   391,756          386,314          360,013
Intercompany sales between geographic areas:<F2>
     Americas                                                                       54,615           56,703           51,939
     Europe                                                                             57               32               14
     Asia Pacific                                                                      433            1,398              450
     Eliminations                                                                  (55,105)         (58,133)         (52,403)
                                                                                 ---------        ---------        ---------
Total sales                                                                      $ 391,756        $ 386,314        $ 360,013
                                                                                 =========        =========        =========
Operating profit:
     Americas                                                                    $  71,909        $  70,037        $  62,650
     Europe                                                                          9,153            1,916           (5,463)
     Asia Pacific                                                                    6,312            4,384            1,639
     Eliminations                                                                    1,203            1,139           (2,205)
                                                                                 ---------        ---------        ---------
                                                                                    88,577           77,476           56,621
General corporate expenses and corporate initiatives                               (34,977)         (31,585)         (31,272)
Interest expense                                                                      (831)          (2,335)          (1,923)
                                                                                 ---------        ---------        ---------
Earnings before income taxes                                                     $  52,769        $  43,556        $  23,426
                                                                                 =========        =========        =========
Assets:
     Americas                                                                    $ 180,467        $ 152,831        $ 163,201
     Europe                                                                         40,938           46,618           50,503
     Asia Pacific                                                                   26,492           26,985           26,605
     Corporate                                                                       6,536            1,643            2,444
     Eliminations                                                                   (6,619)         (10,244)         (14,368)
                                                                                 ---------        ---------        ---------
Total assets                                                                     $ 247,814        $ 217,833        $ 228,385
                                                                                 =========        =========        =========

<F1>
1 Included are U.S. export sales to unaffiliated customers of $27,989, $29,549, and $23,408, in 1996, 1995, and 1994, respectively.
<F2>
2 Transfers between entities are made at prices which allow appropriate markups to the manufacturing and selling unit.

Net  earnings  (loss)  for   subsidiaries   operating   outside  the  U.S.  were
$10,468,000,   $12,506,000,   and   ($5,624,000)   for  1996,  1995,  and  1994,
respectively.

Retained earnings for subsidiaries operating outside the U.S. were $8,872,000 and $4,373,000 for 1996 and 1995, respectively.

Net transaction and translation gains or losses, included in Other income (expense), were ($617,000), $528,000, and $366,000 for 1996, 1995, and 1994,
respectively.

C.  Inventories

Major components of inventories for the last two years were as follows:

(In thousands)                                                 1996       1995
-------------------------------------------------------    --------    --------
Finished products and components                           $ 38,707    $ 40,335
Products and components in various stages of completion      24,691      22,597
Raw materials                                                15,192      13,152
                                                           --------    --------
                                                             78,590      76,084
Reduction to LIFO cost                                      (37,059)    (34,391)
                                                          $  41,531    $ 41,693
                                                           --------    --------

Inventories valued under the LIFO method were $26,303,000 and $23,783,000 for 1996 and 1995, respectively. All other inventory was valued on the FIFO method.

In 1995, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect was to decrease net earnings in 1995 by approximately $100,000.

D.  Income Taxes

Earnings before income tax expense consist of:

(In thousands)                                                             1996               1995               1994
--------------                                                         --------           --------           --------
Domestic                                                               $ 33,844           $ 27,247           $ 28,168
Foreign                                                                  18,925             16,309             (4,742)
                                                                       --------           --------           --------
Total                                                                  $ 52,769           $ 43,556           $ 23,426
                                                                       ========           ========           ========

Income tax expense consists of:

(In thousands)                                                             1996               1995               1994
---------------------                                                  --------           --------           --------
Current:
   Domestic:
      Federal                                                          $ 10,518           $  9,629           $  9,383
      State and local                                                     1,201              1,591              1,030
   Foreign                                                                4,638              3,479              2,596
                                                                       --------           --------           --------
                                                                         16,357             14,699             13,009
                                                                       --------           --------           --------
Deferred:
   Domestic                                                                (227)               227             (3,617)
   Foreign                                                                  470                924             (1,292)
                                                                       --------           --------           --------
                                                                            243              1,151             (4,909)
                                                                       --------           --------           --------
Total                                                                  $ 16,600           $ 15,850           $  8,100
                                                                       ========           ========           ========

Income taxes paid were $14,967,000,  $16,019,000, and $12,136,000 in 1996, 1995,
and 1994, respectively.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

                                                                         1996              1995              1994
                                                                         ----              ----              ----
Statutory tax rate                                                        35%               35%               35%
   Foreign earnings with (lower) higher tax rates                         (4)               (1)                2
   State taxes, net of federal effect                                      2                 2                 3
   U.S. general business tax credits                                      (1)               (1)               (3)
   Other                                                                  (1)                1                (2)
                                                                         ----              ----              ----
Effective tax rate                                                        31%               36%               35%
                                                                         ====              ====              ====

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:


(In thousands)                                                                           1996                   1995
-----------------------------------------------------------                          --------               --------
Inventory valuations                                                                 $  3,307               $  3,726
Cost reductions and severance accruals                                                    922                  1,115
Insurance accruals                                                                      3,669                  3,505
Vacation accruals                                                                       1,417                  1,378
Bad debt reserves                                                                       1,281                    961
Other                                                                                   1,037                    (77)
                                                                                     --------               --------
   Current                                                                             11,633                 10,608
                                                                                     --------               --------
Unremitted earnings of consolidated foreign subsidiaries<F1>                           (3,800)                (3,529)
Excess of tax over book depreciation                                                   (4,906)                (3,896)
Postretirement benefits                                                                 4,891                  4,653
Pension and deferred compensation                                                       5,352                  5,666
Net operating loss carryforward                                                         1,272                  4,404
Other                                                                                     594                  1,207
Valuation allowance                                                                    (1,995)                (5,015)
                                                                                     --------               --------
   Non-current                                                                          1,408                  3,490
                                                                                     --------               --------
Net deferred tax assets                                                              $ 13,041               $ 14,098
                                                                                     ========               ========

<F1>
1  Payable at the time these earnings are distributed to the parent.

Net non-current deferred tax assets above are included in Other Assets. Total deferred tax assets were $22,247,000 and $23,040,000, and total deferred tax liabilities were $9,206,000 and $8,942,000 on December 27, 1996 and December 29, 1995, respectively. A valuation allowance of $1,995,000 and $5,015,000, has been recorded as of December 27, 1996 and December 29, 1995, respectively, primarily related to the uncertainty of obtaining tax benefits for subsidiary operating losses. The effect of these allowances has been considered in "Foreign earnings with (lower) higher tax rates" in the Company's tax rate reconciliation.


E.  Debt

(In thousands)                                                                                           1996           1995
----------------------------------------------------------------------------------------              -------        -------
Term debt, 5.05% at December 27, 1996, payable in equal annual installments through 1997              $   300        $   600
Industrial development refunding revenue bonds, 4.65% at December 27, 1996,
   payable through 2002 (property carried at $3,056 pledged as collateral)                              4,000          4,500
Obligations related to low-income housing investments                                                   3,205          4,063
Other                                                                                                   2,415          2,846
                                                                                                      -------        -------
Total long-term debt                                                                                    9,920         12,009
   Less current portion                                                                                 1,845          1,935
                                                                                                      -------        -------
Long-term portion                                                                                     $ 8,075        $10,074
                                                                                                      =======        =======


Aggregate annual scheduled maturities of long-term debt for the next five years are as follows: 1997-$1,845,000; 1998-$1,796,000; 1999-$3,295,000;
2000-$1,123,000;  2001-$1,310,000.  Interest paid on debt during 1996, 1995, and
1994 amounted to $841,000,  $2,179,000, and $1,923,000,  respectively.  The fair value of the Company's long-term debt at December 27, 1996 and December 29, 1995, is not materially different than its recorded value.

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

On December 27, 1996, the Company had lines of credit with U.S. and foreign banks of $70,379,000, including a $25,000,000 revolving credit agreement. The unused portion of these credit lines was $66,666,000 at December 27, 1996. Borrowing rates under these facilities vary with the prime rate, rates on domestic certificates of deposit, and the London interbank market. The weighted short-term borrowing rates were 3.6 percent and 2.2 percent, at December 27, 1996 and December 29, 1995, respectively. The Company pays commitment fees of up to 3/16 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the covenants of its debt agreements. Under the most restrictive terms of the agreements, approximately $19,710,000 of retained earnings were available for payment of cash dividends at December 27, 1996.

F.  Shareholders' Equity

Changes in shareholders' equity accounts are as follows:


(In thousands)                                                               1996                     1995                     1994
--------------------------                                              ---------                ---------                ---------
Preferred Stock
Balance, beginning of year                                              $      --                $   1,474                $   1,485
Shares repurchased                                                             --                   (1,474)                     (11)
                                                                        ---------                ---------                ---------
Balance, end of year                                                           --                       --                    1,474
                                                                        ---------                ---------                ---------
Common Stock
Balance, beginning of year                                                 17,265                   11,377                   11,449
Stock split                                                                    --                    5,754                       --
Shares issued                                                                 188                      143                      188
Shares repurchased                                                           (406)                      (9)                    (260)
                                                                        ---------                ---------                ---------
Balance, end of year                                                       17,047                   17,265                   11,377
                                                                        ---------                ---------                ---------
Additional Paid-In Capital
Balance, beginning of year                                                 20,397                   18,289                   19,813
Shares issued                                                               2,337                    2,342                    2,914
Shares repurchased                                                           (480)                    (234)                  (4,438)
                                                                        ---------                ---------                ---------
Balance, end of year                                                       22,254                   20,397                   18,289
                                                                        ---------                ---------                ---------
Retained Earnings
Balance, beginning of year                                                 64,949                   50,702                   42,430
Net income                                                                 36,169                   27,706                   15,326
Cash dividends declared                                                    (8,657)                  (7,705)                  (7,054)
Stock split                                                                    --                   (5,754)                      --
Shares repurchased                                                         (7,229)                      --                       --
                                                                        ---------                ---------                ---------
Balance, end of year                                                       85,232                   64,949                   50,702
                                                                        ---------                ---------                ---------
Other, Net
Balance, end of year                                                        1,517                      960                        9
                                                                        ---------                ---------                ---------
Total Shareholders' Equity                                              $ 126,050                $ 103,571                $  81,851
                                                                        =========                =========                =========


At December 27, 1996, the Company had 22,549 authorized, but not issued, cumulative preferred shares. The Company also has authorized, but not issued, a separate class of 3,000,000 shares of preferred stock, $1 par value.

During 1995, the Company redeemed all 14,740 outstanding shares of cumulative preferred stock at the call price of $105 per share plus accrued and unpaid dividends. Prior to the redemption, the holders of the cumulative preferred stock were entitled to fixed cumulative dividends of 5 percent per annum on the par value before cash dividends were paid or declared on common stock.

The Board of Directors approved a three-for-two stock split on December 15, 1995, effected in the form of a 50 percent stock dividend payable February 7, 1996, to shareholders of record on January 3, 1996. Accordingly, December 29, 1995 balances reflect the split with an increase in common stock and reduction in retained earnings of $5,754,000. All stock option, share, and per share data has been restated to reflect the split.

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

G.  Employee Stock Ownership Plan

The Company has a leveraged Employee Stock Ownership Plan (ESOP) under which outstanding debt was $300,000 and $600,000, at December 27, 1996 and December 29, 1995, respectively. This is also the remaining balance of a concurrent loan to the ESOP Trust from the Company on the same terms. The Company's loan is included in long-term debt with the receivable from the ESOP in a like amount recorded as a reduction of shareholders' equity reflected in the Other, net category. The Company is obligated to make annual contributions to the ESOP Trust through 1997 sufficient to repay the loan and interest thereon.

H.  Stock Option and Purchase Plans

Stock Option Plans. The Company has a Long Term Stock Incentive Plan, under which a total of 3,475,000 common shares have been reserved for issuance, with 2,129,047 shares remaining reserved at December 27, 1996. Grants under this Plan are in the form of restrictive share awards and stock options. Restrictive share awards of 597,609 common shares have been made to certain key employees under the Plan, such restrictions lapsing in 1997. Compensation cost charged to operations for the restricted share awards was $256,000, $319,000, and $361,000 in 1996, 1995, and 1994, respectively. Stock options for 1,419,603 common shares have also been granted under the Plan. The option price is the market price at the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant.

In 1996, the shareholders approved a Nonemployee Director Stock Option Plan, under which the Company makes initial and annual grants to the nonemployee directors of the Company. There are 200,000 common shares authorized for issuance under the Plan, 182,000 of which remained reserved at the end of 1996. Nonemployee directors receive an initial option grant of 2,000 shares upon first appointment or election and an annual option grant of 1,500 shares. The exercise price of each option is the fair market value at the date of grant. The options have a ten-year duration and may be exercised in equal installments over four years, beginning one year from the date of grant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

                                                               Weighted Average
                                                  Shares         Exercise Price
                                                 -------                 ------
Outstanding, December 31, 1993                   399,209                 $10.43
   Granted                                       387,555                  13.06
   Exercised                                     (78,315)                  9.37
   Canceled                                      (23,906)                 10.17
                                                 -------                 ------
Outstanding, December 30, 1994                   684,543                  12.00
   Granted                                       147,144                  18.90
   Exercised                                     (38,985)                  8.94
   Canceled                                      (88,839)                 11.49
                                                 -------                 ------
Outstanding, December 29, 1995                   703,863                  13.70
   Granted                                        70,026                  19.65
   Exercised                                     (29,120)                 12.03
   Canceled                                      (36,241)                 12.14
                                                 -------                 ------
Outstanding, December 27, 1996                   708,528                 $14.34
                                                 =======                 ======

The number of stock options exercisable was 232,729, 139,242, and 110,774 at December 27, 1996, December 29, 1995, and December 30, 1994, respectively. These stock options had a weighted average exercise price per share of $11.96, $11.43, and $10.24 at December 27, 1996, December 29, 1995, and December 30, 1994, respectively.

Stock Purchase Plans. Under the Company's Employee Stock Purchase Plan, 3,900,000 common shares have been authorized for sale to employees, 1,064,568 of which remained unissued at the end of 1996. The purchase price of the shares under the Plan is the lesser of 85 percent of the fair market value on the first day or the last day of the Plan year.

In 1994, the shareholders approved a Nonemployee Director Stock Plan which enables individual nonemployee directors of the Company to elect to receive all or part of a director's annual retainer in the form of shares of the Company's common stock instead of cash. The company issued 1,521 and 485 shares under this plan during 1996 and 1995, respectively. No shares were issued during 1994. The expense related to this plan is not significant.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the Long Term Incentive Plan and the Nonemployee Director Stock Option Plan. Compensation cost for these plans determined on the basis of fair value pursuant to SFAS No. 123 is not significant.

I.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. Currently, the Company matches employee contributions at a 50 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $841,000, $852,000 and $850,000 in 1996, 1995, and 1994, respectively.

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees and directors and most of the employees of the Company's non-U.S. subsidiairies. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the plans' investment in the common stock of the Company was $11,070,000 and $9,188,000 at December 27, 1996 and December 29, 1995, respectively. The expenses for these plans consist of the following components:


(In thousands)                                                       1996              1995              1994
-----------------------------------------------------            --------          --------          --------
Service cost - benefits earned during the period                 $  2,366          $  2,385          $  2,499
Interest cost on projected benefit obligation                       4,699             4,561             4,301
Actual return on assets                                           (12,228)          (12,774)              579
Net amortization and deferral                                       6,254             7,879            (5,583)
Cost of pension plans which are not significant
  and have not adopted SFAS No. 87                                    171                65               312
                                                                 --------          --------          --------
Net periodic pension cost                                        $  1,262          $  2,116          $  2,108
                                                                 ========          ========          ========


The plans' funded status and the amounts recognized in the Company's financial statements are summarized below:

                                                                            1996                                 1995
                                                             --------------------------------      --------------------------------
                                                               Plans Whose        Plans Whose        Plans Whose        Plans Whose
                                                             Assets Exceed        Accumulated      Assets Exceed        Accumulated
                                                               Accumulated           Benefits        Accumulated           Benefits
(In thousands)                                                    Benefits      Exceed Assets           Benefits      Exceed Assets
-----------------------------------                          -------------      -------------      -------------      -------------

Actuarial present value:
   Vested benefit obligation                                      $ 55,688           $  4,340           $ 51,266           $  5,444
   Accumulated benefit obligation                                 $ 60,609           $  4,772           $ 56,461           $  5,947
                                                             =============      =============      =============      =============
   Projected benefit obligation                                   $ 67,921           $  6,258           $ 64,240           $  7,437
Plan assets at fair value                                           76,797                 --             66,182                 --
                                                             -------------      -------------      -------------      -------------

Projected benefit obligation (in
   excess of) less than plan assets                                  8,876             (6,258)             1,942             (7,437)
Unrecognized net (gain) loss                                       (18,553)                43            (11,263)               656
Unrecognized net (asset) liability
    being amortized                                                   (128)               144               (142)               255
Adjustment required to recognize
    minimum liability                                                   --               (327)                --               (473)
                                                             -------------      -------------      -------------      -------------
Accrued pension cost                                             ($  9,805)         ($  6,398)         ($  9,463)         ($  6,999)
                                                             =============      =============      =============      =============


Major assumptions at year-end:


                                                                                     1996                 1995                  1994
                                                                                ----------           ----------           ----------
Discount rate                                                                       4 - 7%               4 - 7%           4 - 7 1/2%
Rate of increase in future compensation levels                                  2 1/2 - 7%           2 1/2 - 7%               3 - 7%
Expected long-term rate of return on plan assets                                        9%                   9%                   9%
                                                                                ----------           ----------           ----------

In addition to providing pension benefits, the Company pays part of the health insurance costs for its retired U.S. employees and their dependents.

The Company's retiree health benefit expense for 1996, 1995, and 1994 was as follows:

(In thousands)                                 1996          1995          1994
-------------------                         -------       -------       -------


Service cost                                $   457      $    496      $    503
Interest cost                                   924           890           947
                                            -------       -------       -------
Net benefit expense                         $ 1,381       $ 1,386       $ 1,450
                                            =======       =======       =======

The Company's policy is to fund these benefits on a pay-as-you-go basis. The actuarial present value of these health benefit obligations and the amount recognized in the consolidated balance sheets were as follows:

(In thousands)                                               1996         1995
----------------------------------------------          ----------   ----------
Accumulated postretirement benefit obligation:
   Retirees and beneficiaries                           ($  6,000)   ($  4,684)
   Fully eligible active plan participants                 (2,531)      (2,657)
   Other active plan participants                          (5,738)      (6,067)
                                                        ----------   ----------
Accumulated benefit obligations                           (14,269)     (13,408)
   Unrecognized net loss                                      415          114
                                                        ----------   ----------
Accrued postretirement benefit cost                     ($ 13,854)   ($ 13,294)
                                                        ==========   ==========

The Company's retirement medical benefit plan limits the annual cost increase that will be paid by the Company. In measuring the Accumulated Postretirement Benefit Obligation (APBO), a 6 percent maximum annual trend rate for healthcare costs was assumed for the year ending December 27, 1996. This rate is assumed to remain constant through the year 2001, decline by 1/2 percent for each of the following three years to 4.5 percent and remain at that level thereafter. The discount rate assumption at year-end for 1996, 1995, and 1994 was 7.0 percent,
7.0 percent, and 7.5 percent, respectively. If the assumed healthcare cost trend rate changed by 1 percent, the APBO as of December 27, 1996 would change by 14.4 percent. The effect of a 1 percent change in the cost trend rate on the service and interest cost components of the net periodic postretirement benefits expense would be a change of 16.5 percent.

J.  Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments at December 27, 1996, under operating leases with noncancelable terms of more than one year, were $7,031,000, payable as follows:

                                                   Vehicles &
(In thousands)                     Buildings        Equipment           Total
--------------                     ---------       ----------         -------
 1997                                $ 1,993         $    751         $ 2,744
 1998                                  1,630              434           2,064
 1999                                    844              187           1,031
 2000                                    492               66             558
 2001                                    182               15             197
 Thereafter                              437               --             437
                                   ---------       ----------         -------
                                     $ 5,578          $ 1,453         $ 7,031
                                   =========       ==========         =======

Total rental expense was $3,815,000 for 1996, $4,722,000 for 1995, and $4,103,000 for 1994.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Part III, Items 10, 11, 12 and 13, except for certain information relating to Executive Officers included in Part I, is omitted as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 27, 1996, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.


PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements See Part II

     (2)  Financial  Statement  Schedule                                    Page
          -  Schedule II - Valuation and Qualifying Accounts..................28

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)  Management Contract, Compensatory Plan or Arrangement.
     (See Exhibit Index.).....................................................30
     Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements

(b)  Reports  on Form 8-K
     There were no reports on Form 8-K for the thirteen weeks ended December 27, 1996.

(c)  Exhibit Index............................................................30

Schedule II - Valuation and Qualifying Accounts
GRACO INC. & Subsidiaries


(In thousands)
                                                                                Additions
                                                               Balance at      charged to     Deductions
                                                                beginning       costs and           from       Balance at
Description                                                       of year        expenses       reserves      end of year
                                                               ----------      ----------     ----------      -----------
Year ended December 27, 1996:
   Allowance for doubtful accounts                                $ 2,800         $   900       $  1,300 <F1>     $ 2,400
   Allowance for obsolete and overstock inventory                   5,900           2,500          3,300 <F2>       5,100
   Allowance for returns and credits                                2,000           4,100          3,800 <F3>       2,300
   Valuation allowance for tax benefits                             5,020              --          3,025            1,995
                                                                  -------         -------       --------          -------
                                                                  $15,720         $ 7,500       $ 11,425          $11,795
                                                                  =======         =======       ========          =======
Year ended December 29, 1995:
   Allowance for doubtful accounts                                $ 2,700         $   700         $  600 <F1>     $ 2,800
   Allowance for obsolete and overstock inventory                   6,400           1,400          1,900 <F2>       5,900
   Allowance for returns and credits                                2,000           3,400          3,400 <F3>       2,000
   Valuation allowance for tax benefits                             6,900              --          1,880            5,020
                                                                  -------         -------       --------          -------
                                                                  $18,000         $ 5,500       $  7,780          $15,720
                                                                  =======         =======       ========          =======
Year ended December 30, 1994:
   Allowance for doubtful accounts                                $ 2,200         $ 1,200        $   700 <F1>     $ 2,700
   Allowance for obsolete and overstock inventory                   5,500           3,100          2,200 <F2>       6,400
   Allowance for returns and credits                                1,900           2,000          1,900 <F3>       2,000
   Valuation allowance for tax benefits                             2,740           4,160             --            6,900
                                                                  -------         -------       --------          -------
                                                                  $12,340         $10,460       $  4,800          $18,000
                                                                  =======         =======       ========          =======

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


  /s/GEORGE ARISTIDES                                 March 19, 1997
  -------------------------------------               --------------
  George Aristides
  President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/GEORGE ARISTIDES                                 March 19, 1997
  -------------------------------------               --------------
  George Aristides
  President and Chief Executive Officer
  (Principal Executive Officer)


  /s/MARK W. SHEAHAN                                  March 19, 1997
  -------------------------------------               --------------
  Mark W. Sheahan
  Treasurer
  (Principal Financial Officer)


  /s/JAMES A. GRANER                                  March 19, 1997
  -------------------------------------               --------------
  James A. Graner
  Vice President and Controller
  (Principal Accounting Officer)




D. A. Koch             Director, Chairman of the Board
G. Aristides           Director, President and Chief Executive Officer
R. O. Baukol           Director
R. D. McFarland        Director
L. R. Mitau            Director
M. A.M. Morfitt        Director
D. R. Olseth           Director
C. M. Osborne          Director
W. G. Van Dyke         Director

George Aristides, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


  /s/GEORGE ARISTIDES                                 March 19, 1997
  -------------------------------------               --------------
  George Aristides
  (For himself and as attorney-in-fact)

Exhibit Index

       Exhibit
        Number      Description
       -------      ------------------------------------------------------------
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

          4.2 Amendment 1 dated June 12, 1992, to Credit Agreement dated October 1, 1990, between the Company and First Bank National Association; and Amendment 2 dated December 31, 1992, to the same Agreement. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 3 dated November 8, 1993, and Amendment 4, dated February 8, 1994. (Incorporated by reference to Exhibit 4.2 to the Company's 1993 Annual Report on Form 10-K.) Amendment 5, dated April 10, 1995. (Incorporated by reference to
                    Exhibit 4.2 to the Company's 1995 Annual Report on Form 10-K.) Amendment 6, dated September 27, 1996. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 27, 1996.)

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

          *10.1 1996 Corporate and Business Unit Annual Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

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

          *10.8 Long Term Stock Incentive Plan as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

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

          *10.18 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to one executive officer, dated December 15, 1995. (Incorporated by reference to Exhibit
                    10.18 to the Company's 1995 Annual Report on Form 10-K.)

          *10.19 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated March 1, 1996. (Incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K.)

          *10.20 Salary protection arrangement with one executive officer. (Incorporated by reference to Exhibit 10.20 to the Company's 1995 Annual Report on Form 10-K.)

          *10.21    Form of salary  protection  arrangement  between the Company
                    and  executive  officers.   (Incorporated  by  reference  to
                    Exhibit  10.21  the  Company's  1995  Annual  Report on form
                    10-K.)

          *10.22 Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

          *10.23 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors, dated May 7, 1996. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

          *10.24 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated February 28, 1997.

          *10.25 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from incentive stock option agreement dated February 25, 1993, for selected officers.

          *10.26 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from non-incentive stock option agreement dated May 4, 1993, for selected officers.

          11 Statement of Computation of Earnings per share included herein on page 33.

          21        Subsidiaries of the Registrant included herein on page 34.

          23        Independent Auditor's Consent included herein on page 34.

          24        Power of Attorney included herein on page 35.

          27        Financial Data Schedule (EDGAR filing only).

          99        Cautionary Statement Regarding Forward-Looking Statements.

   *Management Contracts, Compensatory Plans or Arrangements.