Form 10-Q
period 1997-03-28
GRACO INC
filed 1997-05-09
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended March 28, 1997

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


                                    Yes     X         No
                                        --------         --------

         17,124,485 common shares were outstanding as of April 30, 1997.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I   FINANCIAL INFORMATION


         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                      3
                     Consolidated Balance Sheets                              4
                     Consolidated Statements of Cash Flows                    5
                     Notes to Consolidated Financial Statements               6


         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                    7



PART II  OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                           10


         SIGNATURES  11

         1997 Corporate and Business Unit Annual Bonus Plan          Exhibit 10
         Computation of Net Earnings per Common Share                Exhibit 11
         Financial Data Schedule (EDGAR filing only)                 Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

 Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                   Thirteen Weeks Ended
                                                   --------------------
                                           March 28, 1997       March 29, 1996
                                           --------------       --------------
                                         (In thousands except per share amounts)

Net Sales                                         $92,099              $90,153

      Cost of products sold                        47,566               45,316
                                            -------------        -------------

Gross Profit                                       44,533               44,837

      Product development                           4,825                4,229
      Selling                                      21,633               19,850
      General and administrative                    8,555               11,675
                                            -------------        -------------

Operating Profit                                    9,520                9,083

      Interest expense                               (207)                (232)
      Other income (expense), net                     368                 (566)
                                            -------------        -------------

Earnings Before Income Taxes                        9,681                8,285

      Income taxes                                  3,500                2,700
                                            -------------        -------------

Net Earnings                                       $6,181               $5,585
                                            =============        =============

Net Earnings Per Common and
      Common Equivalent Share                        $.35                 $.32
                                            =============        =============

Cash Dividend Per Common Share                       $.14                 $.12
                                            =============        =============



                 See notes to consolidated financial statements.

                               GRACO INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)


                                               March 28, 1997 December 27, 1996
                                               -------------- -----------------
ASSETS                                                  (In thousands)

Current Assets:
      Cash and cash equivalents                        $1,378            $6,535
      Accounts receivable, less allowances
         of $4,614 and $4,700                          81,061            83,474
      Inventories                                      47,609            41,531
      Deferred income taxes                            12,107            11,633
      Other current assets                              1,653             1,321
                                                  -----------       -----------
            Total current assets                      143,808           144,494

Property, Plant and Equipment:
      Cost                                            185,782           183,085
      Accumulated depreciation                        (89,138)          (88,913)
                                                  ------------      -----------
                                                       96,644            94,172

Other Assets                                            8,624             9,148
                                                  -----------       -----------

                                                     $249,076          $247,814
                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                           $7,302            $3,813
      Current portion of long-term debt                 1,827             1,845
      Trade accounts payable                           13,132            13,854
      Salaries, wages & commissions                    10,753            14,808
      Accrued insurance liabilities                    11,624            10,925
      Income taxes payable                              7,622             4,647
      Other current liabilities                        23,325            30,718
                                                  -----------       -----------
            Total current liabilities                  75,585            80,610

Long-term Debt, less current portion                    7,618             8,075

Retirement Benefits and Deferred Compensation          33,271            33,079

Shareholders' Equity:
      Common stock                                     17,218            17,047
      Additional paid-in capital                       24,873            22,254
      Retained earnings                                88,994            85,232
      Other, net                                        1,517             1,517
                                                  -----------       -----------
            Total Stockholder's Equity                132,602           126,050
                                                  -----------       -----------

                                                     $249,076          $247,814
                                                  ===========       ===========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Thirteen Weeks
                                                         --------------
                                                March 28, 1997   March 29, 1996
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                    (In thousands)

Net Earnings                                            $6,181           $5,585
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                      3,548            3,299
      Deferred income taxes                               (481)            (605)
      Change in:
        Accounts receivable                                (61)              52
        Inventories                                     (6,688)          (3,355)
        Trade accounts payable                            (419)            (367)
        Retirement benefits and deferred
         compensation                                      571               89
        Other accrued liabilities                       (7,029)             887
        Other                                           (1,453)          (1,084)
                                                    -----------     -----------

                                                        (5,831)           4,501
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions              (6,340)          (4,485)
   Proceeds from sale of property, plant,
      and equipment                                      1,578                5
                                                    ----------      -----------

                                                        (4,762)          (4,480)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit        5,335            1,937
   Payments on notes payable and lines of credit        (1,528)          (1,662)
   Payments on long-term debt                             (326)              -
   Common stock issued                                   2,790            2,271
   Retirement of common and preferred stock                  -             (446)
   Cash dividends paid                                  (2,420)          (2,126)
                                                    -----------     -----------

                                                         3,851              (26)
                                                    ----------      -----------

Effect of exchange rate changes on cash                  1,585              465
                                                    ----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                     (5,157)             460

Cash and cash equivalents:

   Beginning of year                                     6,535            1,643
                                                    ----------      -----------

   End of period                                        $1,378           $2,103
                                                    ==========      ===========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 28, 1997 and the related statements of earnings and cash flows for the thirteen weeks ended March 28, 1997, and March 29, 1996, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 28, 1997, and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

     The  results  of  operations  for  interim   periods  are  not  necessarily
     indicative of results which will be realized for the full fiscal year.

2.   Major components of inventories were as follows (in thousands):

                                               March 28, 1997     Dec. 28, 1996
                                               --------------     -------------

     Finished products and components                 $44,595           $38,707
     Products and components in various
         stages of completion                          28,289            24,691
     Raw materials                                     12,334            15,192
                                                 ------------       -----------
                                                       85,218            78,590
     Reduction to LIFO cost                           (37,609)          (37,059)
                                                 ------------       ------------
                                                      $47,609           $41,531
                                                 ============       ============



3. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997 and requires adoption for annual periods ending after December 15, 1997. Earnings per Share determined in accordance with SFAS No. 128 are not materially different than the current disclosure under APB Opinion No. 15.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings in the first quarter increased 11% over the same period last year. The earnings improvement was driven by reduced operating expenses, a gain on the sale of the Company's Franklin Park, Illinois facility and higher sales. A reduced gross margin rate, foreign currency translation losses and a higher effective tax rate had a negative impact on earnings for the quarter.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:


                                               First Quarter (13 weeks) Ended
                                               ------------------------------
                                                    1996           1997
                                                  ------         ------

Net Sales                                          100.0%         100.0%
                                                  ------         ------

Cost of Products Sold                               51.6           50.3
Product Development                                  5.2            4.7
Selling                                             23.6           22.0
General and Administrative                           9.3           12.9
                                                  ------         ------

Operating Profit                                    10.3           10.1
                                                  ------         ------

Interest Expense                                     (.2)           (.3)
                                                  ------         ------

Other Income(Expense), Net                            .4            (.6)
                                                  ------         ------

Earnings Before Income Taxes                        10.5            9.2
Income Taxes                                         3.8            3.0
                                                  ------         ------

Net Earnings                                         6.7%           6.2%
                                                  ======         ======


Net Sales

Net sales in the first quarter of $92.1 million were 2 percent higher than last year. The increased sales level was achieved despite a negative currency impact, which reduced sales by 2 percent.

Industrial/Automotive Division sales improved 6 percent to $50.2 million, driven by strong demand for industrial products across all three geographic regions, the Americas, Europe and Asia Pacific. Contractor Division sales of $31.3 million were 4 percent lower than last year due in part to the introduction of an upgraded product line in North America. The late quarter introduction held down sales early in the quarter as customers anticipated the new product release. Additionally, a new pricing structure in the Contractor Division was implemented in 1997 which is expected to result in a seasonal change in demand, versus price promotions in 1996 which forced more activity into the first quarter. Lubrication Division sales increased 6 percent to $10.6 million, reflecting a healthy North American economy, an increased key distributor base and the benefit of new product introductions late in 1996.

Geographically, sales in the Americas increased 1 percent to $62.6 million primarily due to strong Industrial activity, partially offset by the soft start in the Contractor Division and sluggish automotive system's activity. European sales of $16.9 million were 7 percent higher than last year (including a 5 percent decline due to exchange rates). Asia Pacific sales of $12.6 million were 1 percent higher than last year (including a 8 percent decline due to exchange rates). The growth in Europe and Asia Pacific was attributable primarily to strong automotive system's activity and improved results in the Contractor Division.


Gross Profit

Gross profit as a percentage of net sales declined to 48.4 percent in the first quarter, compared with 49.7 percent for the same period last year. The decrease was primarily the result of a shift in the product mix within the Contractor Division to an upgraded product line which generates a lower margin than other products. The strengthening of the U.S. dollar also reduced the gross margin as a greater proportion of the Company's sales are denominated in currencies other than the U.S. dollar than are costs.


Operating Expenses

Operating expenses in the first quarter of $35.0 million decreased 2 percent from the first quarter of 1996. Product development expense increased 14 percent over 1996, reflecting the Company's commitment to expanding sales through the development of new products. Selling expenses were 9 percent higher than the same period last year, largely due to increased information systems development costs and distributor training programs, as well as the increased sales level. General and administrative costs declined 27 percent, as the first quarter of 1996 included expenses related to the relocation of the Company's Franklin Park, Illinois operations to Minneapolis.


Other Income (Expense)

Other income was $.4 million in the first quarter, compared with $.6 million of expense for the same period last year. The first quarter of 1997 was favorably impacted by a gain from the sale of the Company's Franklin Park, Illinois facility, which was partially offset by foreign currency translation losses.


Income Taxes

The effective income tax rate increased to 36 percent in the quarter compared with 33 percent last year. The higher rate in 1997 was principally due to higher effective rates on foreign earnings.

Liquidity and Capital Resources
-------------------------------

The Company used $5.8 million of cash flow for operating activities in the first quarter of 1997 compared with generating cash from operations of $4.5 million in the first quarter of last year. Significant uses of operating cash flow in 1997 resulted from the reduction in other accrued liabilities, most significantly the reserve established in the prior year for the relocation of the Company's Franklin Park, Illinois operations. Operating cash flow was also used to fund an increase in inventory levels which was driven by higher engineered systems activity in the foreign operations and anticipated demand for the upgraded product line in the Contractor Division. Available cash and borrowing on lines of credit of $5.3 million were used to fund short-term operating needs, finance capital expenditures of $6.3 million and pay dividends of $2.4 million. The Company has unused lines of credit available at March 28, 1997 totaling $69.6 million. The available credit facilities and internally-generated funds provide the Company with the financial flexibility to meet liquidity needs.


Outlook

The Company is cautiously optimistic about the level of activity during the first quarter. Incoming orders in the first quarter exceeded sales by $7.3 million, increasing backlog to $26.4 million. The Company also expects to introduce a number of new products in 1997 and believes that the continued investments in product development, marketing and manufacturing should have a positive impact on the Company in 1997 and the long-term ability to grow profitably.

















SAFE HARBOR CAUTIONARY STATEMENT

The information in this 10Q contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1996.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              1997 Corporate and Business Unit Annual                Exhibit 10
              Bonus Plan

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










                                   GRACO INC.


Date:  May 9, 1997               By: /s/ James A. Graner
                                    James A. Graner
                                    Vice President and Controller
                                    ("duly authorized officer")




Date:  May 9, 1997               By: /s/ Mark W. Sheahan
                                    Mark W. Sheahan
                                    Treasurer
                                    (Principal Financial Officer)