Form 10-Q
period 1997-06-27
GRACO INC
filed 1997-08-11
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 27, 1997

Commission File Number:  1-9249


                                   GRACO INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



       Minnesota                                        41-0285640
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


   4050 Olson Memorial Highway
    Golden Valley, Minnesota                                             (55422)
----------------------------------------                              ----------
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


                        Yes      X          No
                              ------             ------

         17,063,799 common shares were outstanding as of July 31, 1997.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX



                                                                    Page Number
                                                                    -----------

PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statements of Earnings                                  4
         Consolidated Balance Sheets                                          5
         Consolidated Statements of Cash Flows                                6
         Notes to Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations                                             8-11



PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 6.  Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                   14

Restated Bylaws                                                       Exhibit 3

Seventh Amendment to Credit Agreement dated May 27, 1997              Exhibit 4
between the Company and First Bank National Association.

Key Employee Agreement.  Form of agreement with officers           Exhibit 10.1
and other key employees, dated April 2, 1997.

First Amendment of Graco Inc. Deferred Compensation                Exhibit 10.2
Plan Restated, effective September 1, 1996.

Long Term Stock Incentive Plan as amended May 6, 1997.             Exhibit 10.3

Nonemployee Director Stock Plan as amended May 6, 1997.            Exhibit 10.4

Nonemployee Director Stock Option Plan as amended May 6, 1997.     Exhibit 10.5

Stock Option Agreement  Amendment.  Form of amendment,             Exhibit 10.6
dated April 14, 1997, used to add change of control provision to non-incentive stock options to executive officers dated May 2, 1994, March 1, 1995 and March 1, 1996.

Stock Option Agreement  Amendment.  Form of amendment,             Exhibit 10.7
dated April 14, 1997, used to add change of control provision to non-incentive stock options to selected officers dated December 15, 1994.

Stock Option Agreement  Amendment.  Form of amendment,             Exhibit 10.8
dated April 14, 1997, used to add change of control provision to non-incentive stock options to one executive officer dated December 15, 1995.

Stock Option Agreement.  Form of agreement used for                Exhibit 10.9
award of non-incentive stock option to one executive officer, dated April 23, 1997.

Stock Option Agreement.  Form of agreement used for               Exhibit 10.10
award of nonstatutory stock options to nonemployee directors, dated May 6, 1997.

Executive Long Term Incentive Agreement.  Form of                 Exhibit 10.11
restricted stock award agreement used for award to one executive officer, dated May 6, 1997.

Stock Option Agreement. Form of agreement used for                Exhibit 10.12
non-incentive stock option to two executive officers, dated May 6, 1997.

Computation of Net Earnings per Common Share                         Exhibit 11
Financial Data Schedule                                              Exhibit 27



                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                                                                 Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                                 --------------------             ----------------------
                                                            June 27, 1997    June 28, 1996     June 27, 1997    June 28,1996
                                                            -------------    -------------     -------------    ------------
                                                                            (In thousands except per share amounts)

Net Sales .............................................         $ 111,721        $  97,099         $ 203,820        $ 187,252

   Cost of products sold ..............................            58,322           47,677           105,888           92,993
                                                            -------------    -------------     -------------     ------------
Gross Profit ..........................................            53,399           49,422            97,932           94,259

   Product development ................................             4,828            4,623             9,653            8,852
   Selling ............................................            23,764           21,240            45,397           41,090
   General and administrative .........................             8,284           10,005            16,839           21,680
                                                            -------------    -------------     -------------     ------------
Operating Profit ......................................            16,523           13,554            26,043           22,637

   Interest expense ...................................               240              345               447              577
   Other (income) expense, net ........................               615           (1,323)              247             (757)
                                                            -------------    -------------     -------------     ------------
Earnings Before Income Taxes ..........................            15,668           14,532            25,349           22,817

   Income taxes .......................................             5,250            4,500             8,750            7,200
                                                            -------------    -------------     -------------     ------------
Net Earnings ..........................................         $  10,418        $  10,032         $  16,599        $  15,617
                                                            =============    =============     =============     ============

Net Earnings Per Common and
   Common Equivalent Share ............................         $     .60        $     .57         $     .95        $     .89
                                                            =============    =============     =============     ============

Cash Dividend Per Common Share ........................         $     .14        $     .12         $     .28        $     .24
                                                            =============    =============     =============     ============


                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                June 27, 1997  December 27, 1996
                                                -------------  -----------------
          ASSETS                                 (Unaudited)


Current Assets:
      Cash and cash equivalents                        $2,258            $6,535
      Accounts receivable, less allowances
         of $4,224 and $4,700                          89,903            83,474
      Inventories                                      43,405            41,531
      Deferred income taxes                            12,306            11,633
      Other current assets                              1,536             1,321
                                                    ---------         ---------
            Total current assets                      149,408           144,494

Property, Plant and Equipment:
      Cost                                            191,600           183,085
      Accumulated depreciation                        (92,078)          (88,913)
                                                   ----------         ---------
                                                       99,522            94,172

Other Assets                                            9,398             9,148
                                                    ---------         ---------

                                                     $258,328          $247,814
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                          $12,321            $3,813
      Current portion of long-term debt                 1,827             1,845
      Trade accounts payable                           14,589            13,854
      Salaries, wages & commissions                    12,990            14,808
      Accrued insurance liabilities                    11,692            10,925
      Income taxes payable                              7,086             4,647
      Other current liabilities                        20,897            30,718
                                                    ---------         ---------
            Total current liabilities                  81,402            80,610

Long-term Debt, less current portion                    7,222             8,075

Retirement Benefits and Deferred Compensation          34,161            33,079

Shareholders' Equity:
      Common stock                                     17,064            17,047
      Additional paid-in capital                       21,106            22,254
      Retained earnings                                95,856            85,232
      Other, net                                        1,517             1,517
                                                    ---------         ---------
                                                      135,543           126,050
                                                    ---------         ---------

                                                     $258,328          $247,814
                                                    =========         =========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Twenty-Six Weeks
                                                         ----------------
                                                  June 27, 1997   June 28, 1996
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (In thousands)

Net Earnings                                            $16,599         $15,617
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                       7,284           6,563
      Deferred income taxes                              (1,715)            841
      Change in:
        Accounts receivable                              (8,832)         (3,358)
        Inventories                                      (3,042)         (5,779)
        Trade accounts payable                              950          (1,025)
        Retirement benefits and deferred
         compensation                                     1,286             628
        Other accrued liabilities                        (7,633)          1,786
        Other                                            (1,055)           (774)
                                                      ---------       ---------

                                                          3,842          14,499
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions              (12,881)         (9,600)
   Proceeds from sale of property, plant,
      and equipment                                       1,555               6
                                                      ---------       ---------

                                                        (11,326)         (9,594)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit        37,420          12,657
   Payments on notes payable and lines of credit        (28,805)        (11,650)
   Borrowing on long-term debt                                -             142
   Payments on long-term debt                              (714)         (1,028)
   Common stock issued                                    2,850           2,309
   Retirement of common stock                            (5,145)         (3,540)
   Cash dividends paid                                   (4,836)         (4,221)
                                                      ---------       ---------

                                                            770          (5,331)
                                                      ---------       ---------

Effect of exchange rate changes on cash                   2,437           1,123
                                                      ---------       ---------


Net increase (decrease) in cash and cash equivalents     (4,277)            697

Cash and cash equivalents:

   Beginning of year                                      6,535           1,643
                                                      ---------       ---------

   End of period                                         $2,258          $2,340
                                                      =========       =========
                 See notes to consolidated financial statements.
                                        6

                           GRACO INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 27, 1997 and the related statements of earnings for the thirteen and twenty-six weeks ended June 27, 1997, and June 28, 1996, and cash flows for the twenty-six weeks ended June 27, 1997, and June 28, 1996, have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 27, 1997, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                              June 27, 1997    Dec 28, 1996
                                              -------------    ------------
Finished products and components                    $43,349         $38,707
Products and components in various
       stages of completion                          25,708          24,691
Raw materials                                        12,382          15,192
                                              -------------    ------------
                                                     81,439          78,590
Reduction to LIFO cost                              (38,034)        (37,059)
                                              -------------    ------------
                                                    $43,405         $41,531
                                              =============    ============

3. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February, 1997 and requires adoption for annual periods ending after December 15, 1997. Earnings per Share determined in accordance with SFAS No. 128 are not materially different than the current disclosure under APB Opinion No. 15.

Item 2.                   GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net earnings of $10.4 million for the quarter ended June 27, 1997 increased 4 percent over the second quarter of 1996 earnings of $10.0 million. For the six months ended June 27, 1997, net earnings of $16.6 million were 6 percent over 1996 earnings of $15.6 million. The quarterly earnings improvement was driven by higher sales. A decrease in gross profit margins, a slight increase in operating expenses, exchange losses due to currency fluctuations and a higher effective tax rate partially offset the enhanced sales results. Also, the second quarter of 1996 includes the receipt of a $1.5 million pretax settlement of a lawsuit.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                      Second Quarter              Six Months
                                     (13 weeks) Ended          (26 weeks) Ended
                                   -------------------       -------------------
                                   June 27     June 28       June 27     June 28
                                      1997        1996          1997        1996
                                   -------     -------       -------     -------
Net Sales                           100.0%      100.0%        100.0%      100.0%
                                   -------     -------       -------     -------
Cost of Products Sold                 52.2        49.1          52.0        49.7

Product Development                    4.3         4.8           4.7         4.7

Selling                               21.3        21.8          22.3        21.9

General and Administrative             7.4        10.3           8.3        11.6
                                   -------     -------       -------     -------
Operating Profit                      14.8        14.0          12.7        12.1
                                   -------     -------       -------     -------
Interest Expense                      (.2)        (.4)          (.2)        (.3)
                                   -------     -------       -------     -------

Other Income(Expense), Net            (.6)         1.4          (.1)          .4
                                   -------     -------       -------     -------
Earnings Before Income Taxes          14.0        15.0          12.4        12.2

Income Taxes                           4.7         4.7           4.3         3.9
                                   -------     -------       -------     -------
Net Earnings                          9.3%       10.3%          8.1%        8.3%
                                   =======     =======       =======     =======


Net Sales

Net sales in the second quarter of $111.7 million were 15 percent higher than the same period last year. Year-to-date sales of $203.8 million were 9 percent higher than the first six months of 1996. The improved sales level was achieved despite a negative currency impact, which reduced sales by 3 percent for the quarter and 2 percent for the six month period.

Industrial/Automotive Division sales improved 9 percent to $57.2 million, driven by strong demand for industrial products in the Americas and Europe as well as automotive systems in Europe. Sales for the six month period ended June 27, 1997 in Industrial/Automotive of $107.4 million were 7 percent higher than 1996. Second quarter Contractor Division sales of $42.1 million were 27 percent higher than last year due primarily to new product introductions. Additionally, a new pricing structure in the Contractor Division implemented in 1997 is resulting in a seasonal change in demand from 1996 when price promotions forced more activity into the first quarter. Year-to-date sales in the Contractor division were up 11 percent to $73.4 million. Lubrication Division quarterly sales increased 9 percent to $12.4 million, reflecting a healthy North American economy and an increased key distributor base. Sales of $23.0 million for the first six months in Lubrication were up 8 percent over the same period last year.

Geographically, sales in the Americas (North, South and Central) increased 19 percent to $75.9 million for the quarter primarily due to strong Contractor activity, partially offset by sluggish automotive systems activity. Year-to-date sales in the Americas of $138.5 million are up 10 percent over the same period last year. European quarterly sales of $21.9 million were 29 percent higher than last year (including a 10 percent decline due to exchange rates). European sales for the six months ended June 27, 1997 of $38.8 million improved 18 percent from the same period last year (including an 8 percent decline due to exchange rates). The growth in Europe was attributable primarily to strong automotive systems activity and improved results in the Contractor Division. Asia Pacific sales of $13.9 million were 13 percent lower than last year's second quarter (including an 8 percent decline due to exchange rates). Poor sales performance in Japan contributed to the decline. Sales in Asia Pacific for six months of $26.5 million were 7 percent lower than last year (a 1 percent volume increase, offset by an 8 percent decline due to exchange rates).

Gross Profit

Gross profit as a percentage of net sales declined to 47.8 percent in the second quarter, compared to 50.9 percent for the same period last year. Gross profit margin for six months of 48.0 percent dropped 2.3 percentage points from the 1996 rate. The decreases for the quarter and six months were primarily the result of a shift in the product mix within the Contractor Division to an upgraded product line which generates a lower margin than other products and an increase in automotive systems activity. The strengthening of the U.S. dollar also reduced the gross margin as a greater proportion of the Company's sales are denominated in currencies other than the U.S. dollar than are costs.

Operating Expenses

Second quarter operating expenses of $36.9 million increased 3 percent from the second quarter of 1996. Operating expenses of $71.9 million for the first six months were at the 1996 level. Quarterly product development expense increased 4 percent over 1996, reflecting the Company's commitment to expanding sales through the development of new products. Selling expenses were 12 percent higher than the same quarter last year, largely due to increased sales levels, distributor training programs and sales force automation costs. General and administrative costs declined 17 percent from the second quarter of 1996 as a result of lower compensation and benefit accruals and reduced information system development costs.

Other Income (Expense)

Other expense was $.6 million in the second quarter, compared to $1.3 million of income for the same period last year. The second quarter of 1997 was unfavorably affected by foreign exchange rate changes, while 1996 was favorably impacted by the receipt of a $1.5 million pretax lawsuit settlement. Other expense for the six months ended June 27, 1997 was $.2 million, compared to $.8 million of income in the same period of 1996.

Income Taxes

The quarterly and six month effective income tax rates increased to 33.5 percent and 34.5 percent, respectively compared to 31.0 percent and 31.5 percent for the same periods last year. The higher rates in 1997 were principally due to higher effective rates on foreign earnings.

Liquidity and Capital Resources
-------------------------------

The Company generated $3.8 million of cash flow from operating activities in the first six months of 1997, compared to $14.5 million for the same period last year. Significant uses of operating cash flow in 1997 resulted from an increase in accounts receivable balances, attributable to higher sales levels, and a reduction in other accrued liabilities, most significantly the reserve established in the prior year for the relocation of the Company's Franklin Park, Illinois operations. Operating cash flow was also used to fund an increase in inventory levels which was driven by higher engineered systems activity in the foreign operations and anticipated demand for the upgraded product line in the Contractor Division. Available cash and borrowing on lines of credit of $37.4 million were used to fund short-term operating needs, finance capital expenditures of $12.9 million and pay dividends of $4.8 million. The Company had unused lines of credit available at June 27, 1997 totaling $65.0 million. The available credit facilities and internally-generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook

The Company is optimistic about the balance of the year, but does not expect to record double digit sales increases in the third and fourth quarters. Backlog at June 27, 1997 stands at $25.3 million, up $6.1 million since the beginning of the year. The Company has introduced a number of new products in 1997 and believes that its marketing strategies and continued investments in product development and manufacturing should have a positive impact on the Company in 1997 and its long-term ability to grow profitably.

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

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 6, 1997, George Aristides and Ronald O. Baukol were elected to the Office of Director with the following votes:
                                     FOR               WITHHELD
                                  ----------           --------
George Aristides                  15,872,873             35,497
Ronald O. Baukol                  15,885,568             22,802

At the same meeting, the following matters were also voted upon with the votes as indicated:

An amendment to the Long Term Stock Incentive Plan to include an annual per person aggregate limit was approved, with the following votes:

   For            Against           Abstentions          Broker Non-Vote
----------        -------           -----------          ---------------
15,697,160        152,531                58,679                  0

The selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

   For            Against           Abstentions          Broker Non-Vote
----------        -------           -----------          ---------------
15,838,196         25,831                44,343                  0

No other matters were voted on at the meeting.

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

Restated Bylaws                                                        Exhibit 3

Seventh Amendment to Credit Agreement dated May 27,                    Exhibit 4
1997 between the Company and First Bank National
Association.

Key Employee Agreement.  Form of agreement with                     Exhibit 10.1
officers and other key employees, dated April 2, 1997.

First Amendment of Graco Inc. Deferred Compensation                 Exhibit 10.2
Plan Restated, effective September 1, 1996.

Long Term Stock Incentive Plan as amended May 6, 1997.              Exhibit 10.3

Nonemployee Director Stock Plan as amended May 6, 1997.             Exhibit 10.4

Nonemployee Director Stock Option Plan as amended May 6, 1997.      Exhibit 10.5

Stock Option Agreement  Amendment.  Form of amendment,              Exhibit 10.6
dated April 14, 1997, used to add change of control provision to non-incentive stock options to executive officers dated May 2, 1994, March 1, 1995 and March 1, 1996.

Stock Option Agreement  Amendment.  Form of amendment,              Exhibit 10.7
dated April 14, 1997, used to add change of control provision to non-incentive stock options to selected officers dated December 15, 1994.

Stock Option Agreement  Amendment.  Form of amendment,              Exhibit 10.8
dated April 14, 1997, used to add change of control provision to non-incentive stock options to one executive officer dated December 15, 1995.

Stock Option Agreement.  Form of agreement used for                 Exhibit 10.9
award of non-incentive stock option to one executive officer, dated April 23, 1997.

Stock Option Agreement.  Form of agreement used for                Exhibit 10.10
award of nonstatutory stock options to nonemployee directors, dated May 6, 1997.

Executive Long Term Incentive Agreement.  Form of                  Exhibit 10.11
restricted stock award agreement used for award to one executive officer, dated May 6, 1997.

Stock Option Agreement. Form of agreement used for                 Exhibit 10.12
award of non-incentive stock option to two executive officers, dated May 6, 1997

Statement of Computation of Per Share Earnings                        Exhibit 11

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










                                             GRACO INC.


Date: August 7, 1997                         By:/s/George Aristides
                                             George Aristides
                                             Chief Executive Officer






Date: August 7, 1997                         By:/s/James A. Graner
                                             James A. Graner
                                             Vice President & Controller
                                             ("duly authorized officer")