Form 10-Q
period 1997-09-26
GRACO INC
filed 1997-11-10
CIK 42888

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of the
                          Securities Exchange Act of 1934



For the quarterly period ended September 26, 1997

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


                                    Yes     X         No
                                        ---------         --------

            16,979,650 common shares were outstanding as of October 23, 1997.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX



                                                                    Page Number
                                                                    -----------

PART I  FINANCIAL INFORMATION


        Item 1.  Financial Statements

                    Consolidated Statements of Earnings                       3
                    Consolidated Balance Sheets                               4
                    Consolidated Statements of Cash Flows                     5
                    Notes to Consolidated Financial Statements              6-7


        Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                  8-11



PART II OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K                            12


        SIGNATURES                                                           13

        Stock Option Agreement.  Form of agreement used for
             award of nonstatutory stock options to nonemployee
             director, dated September 5, 1997                    Exhibit  10.1
        Trust Agreement dated September 30, 1997,
             between the Company and Norwest Bank
             Minnesota, N.A.                                       Exhibit 10.2
        Computation of Net Earnings per Common Share                 Exhibit 11
        Financial Data Schedule (EDGAR filing only)                  Exhibit 27



                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                  Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                  --------------------                 -----------------------
                                              Sept. 26, 1997  Sept. 27, 1996       Sept. 26, 1997  Sept. 27, 1996
                                              --------------  --------------       --------------  --------------
                                                            (In thousands except per share amounts)

Net sales ...................................      $ 101,920       $  97,680            $ 305,740       $ 284,932

      Cost of products sold .................         50,558          47,704              156,446         140,697
                                              --------------  --------------       --------------  --------------

Gross profit ...............................          51,362          49,976              149,294         144,235

      Product development ..................           4,167           4,714               13,820          13,566
      Selling ..............................          21,051          21,624               66,448          62,714
      General and administrative ...........           8,425           8,316               25,264          29,996
                                              --------------  --------------       --------------  --------------

Operating profit ...........................          17,719          15,322               43,762          37,959

      Interest expense .....................             216             155                  663             732
      Other expense, net ...................             124             310                  371            (447)
                                              --------------  --------------       --------------  --------------

Earnings before income taxes ...............          17,379          14,857               42,728          37,674

      Income taxes .........................           4,500           4,700               13,250          11,900
                                              --------------  --------------       --------------  --------------

Net earnings ...............................       $  12,879       $  10,157            $  29,478       $  25,774
                                              ==============  ==============       ==============  ===============

Net earnings per common and
      common equivalent share ..............       $     .74       $     .58            $    1.69       $    1.47
                                              ==============  ==============       ==============  ===============

Cash dividend declared per common share ....       $     .14       $     .12            $     .42       $     .36
                                              ==============  ==============       ==============  ===============


                 See notes to consolidated financial statements.



                           GRACO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 26, 1997    December 27, 1996
                                                                   ------------------    -----------------
                                                                       (Unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents ...............................             $   7,382            $   6,535
      Accounts receivable, less allowances
         of $4,196 and $4,723 .................................                82,566               83,474
      Inventories .............................................                44,768               41,531
      Deferred income taxes ...................................                12,459               11,633
      Other current assets ....................................                 1,387                1,321
                                                                   ------------------    -----------------
            Total current assets ..............................               148,562              144,494

Property, plant and equipment:
      Cost ....................................................               194,343              183,085
      Less Accumulated Depreciation ...........................               (94,310)             (88,913)
                                                                   ------------------    -----------------
                                                                              100,033               94,172

Other assets ..................................................                 9,066                9,148
                                                                   ------------------    -----------------

                                                                            $ 257,661            $ 247,814
                                                                   ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable to banks ..................................             $   2,444            $   3,813
      Current portion of long-term debt .......................                 1,620                1,845
      Trade accounts payable ..................................                14,191               13,854
      Salaries, wages and commissions .........................                13,639               14,808
      Accrued insurance liabilities ...........................                12,157               10,925
      Income taxes payable ....................................                 7,453                4,647
      Other current liabilities ...............................                20,810               30,718
                                                                   ------------------    -----------------
            Total current liabilities .........................                72,314               80,610

Long-term debt, less current portion ..........................                 7,145                8,075

Retirement benefits and deferred compensation .................                33,795               33,079

Shareholders' equity:
      Common stock ............................................                17,020               17,047
      Additional paid-in capital ..............................                19,399               22,254
      Retained earnings .......................................               106,471               85,232
      Other, net ..............................................                 1,517                1,517
                                                                   ------------------    -----------------
            Total shareholders' equity ........................               144,407              126,050
                                                                   ------------------    -----------------

                                                                            $ 257,661            $ 247,814
                                                                   ==================    =================

                     See notes to consolidated financial statements



                           GRACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           Thirty-Nine Weeks
                                                                           -----------------
                                                                   Sept. 26, 1997   Sept. 27, 1996
                                                                   --------------   --------------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings ......................................................      $ 29,478         $ 25,774
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization ...............................        10,507            9,633
      Deferred income taxes .......................................        (2,137)           2,318
      Change in:
        Accounts receivable .......................................        (2,665)          (3,182)
        Inventories ...............................................        (4,972)          (7,147)
        Trade accounts payable ....................................           655             (380)
        Retirement benefits and deferred
         compensation .............................................         1,036              564
        Other accrued liabilities .................................        (5,743)           6,813
        Other .....................................................          (240)             350
                                                                   --------------   --------------

                                                                           25,919           34,743
                                                                   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions ........................       (16,793)         (18,681)
   Proceeds from sale of property, plant,
        and equipment .............................................         1,642               62
                                                                   --------------   --------------

                                                                          (15,151)         (18,619)
                                                                   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit .............            40,289           13,932
   Payments on notes payable and lines of credit ..............           (41,470)         (13,957)
   Borrowing on long-term debt ................................                --              198
   Payments on long-term debt .................................              (922)          (1,347)
   Common stock issued ........................................             2,926            2,352
   Retirement of common and preferred stock ...................            (6,971)          (6,819)
   Cash dividends paid ........................................            (7,219)          (6,293)
                                                                   --------------   --------------

                                                                          (13,367)         (11,934)
                                                                   --------------   --------------

Effect of exchange rate changes on cash .......................             3,446            1,568
                                                                   --------------   --------------

Net increase in cash and cash equivalents .....................               847            5,758

Cash and cash equivalents:

   Beginning of year ..........................................             6,535            1,643
                                                                   --------------   --------------

   End of period ..............................................          $  7,382         $  7,401
                                                                   ==============   ==============

                 See notes to consolidated financial statements

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 26, 1997 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 26, 1997 and September 27, 1996 and cash flows for the thirty-nine weeks ended September 26, 1997, and September 27, 1996, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary (consisting of only normal recurring adjustments) to present fairly the financial position of Graco Inc. and Subsidiaries as of September 26, 1997, and the results of operations and cash flows for all periods presented.

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

2.   Major components of inventories were as follows (in thousands):

                                                Sept. 26, 1997    Dec. 27, 1996
                                                --------------    -------------

      Finished products and components                 $43,148          $38,707
      Products and components in various
          stages of completion                          26,943           24,691
      Raw materials                                     12,387           15,192
                                                --------------    -------------
                                                        82,478           78,590
      Reduction to LIFO cost                           (37,710)         (37,059)
                                                --------------    -------------
                                                       $44,768          $41,531
                                                ==============    =============

3. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", was issued in February 1997 and requires adoption for annual periods ending after December 15, 1997. Earnings per Share determined in accordance with SFAS No. 128 are not materially different than the current disclosure under APB Opinion No. 15.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning with the 1998 fiscal year. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and description information about a company's operating segments. The Company has not yet determined the nature of its segments, nor has it determined how adoption of SFAS No. 131 will impact its future disclosures.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net earnings of $12.9 million for the quarter ended September 26, 1997 increased 27 percent over the third quarter of 1996 earnings of $10.2 million. For the nine months ended September 26, 1997, net earnings of $29.5 million were 14 percent over 1996 earnings of $25.8 million. The quarterly earnings improvement results primarily from a 4 percent increase in sales, coupled with a 3 percent decline in operating expenses. A lower effective tax rate and income of approximately $450,000, net of tax, related to the settlement of a lawsuit, also contributed to the net earnings improvement. Partially offsetting the improvements were a lower gross profit margin on product sales and losses resulting from unfavorable exchange rate changes.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                   Third Quarter                     Nine Months
                                                 (13 weeks) Ended                 (39 weeks) Ended
                                                 ----------------                 ----------------
                                               September      September      September      September
                                               26, 1997       27, 1996       26, 1997       27, 1996
                                               ---------      ---------      ---------      ---------
Net Sales ...................................     100.0%         100.0%         100.0%         100.0%
                                               ---------      ---------      ---------      ---------
Cost of Products Sold .......................      49.6           48.8           51.2           49.4

Product Development .........................       4.1            4.8            4.5            4.8

Selling .....................................      20.7           22.1           21.7           22.0

General and Administrative ..................       8.2            8.6            8.3           10.5
                                               ---------      ---------      ---------      ---------
Operating Profit ............................      17.4           15.7           14.3           13.3
                                               ---------      ---------      ---------      ---------
Interest Expense ............................        .2             .2             .2             .3
                                               ---------      ---------      ---------      ---------
Other Income(Expense), Net ..................       (.1)           (.3)           (.1)            .2
                                               ---------      ---------      ---------      ---------
Earnings Before Income Taxes ................      17.1           15.2           14.0           13.2

Income Taxes ................................       4.5            4.8            4.4            4.2
                                               ---------      ---------      ---------      ---------
Net Earnings ................................      12.6%          10.4%           9.6%           9.0%
                                               =========      =========      =========      =========

Net Sales

Net sales during the third quarter of $101.9 million were 4 percent higher than 1996's third quarter. Year-to-date sales of $305.7 million were 7 percent higher than the first nine months of 1996. Improved sales levels were achieved despite a negative currency impact, which reduced sales by 4 percent for the quarter and 3 percent for the nine month period.

Industrial/Automotive Equipment sales worldwide fell 5 percent to $53.5 million from last year's third quarter, 4 percent due to exchange and most of the remainder due to a decline in automotive systems demand in Europe. Sales for the nine month period ended September 26, 1997 in Industrial/Automotive of $160.9 million were 3 percent higher than 1996. Third quarter Contractor Equipment sales of $37.2 million were 22 percent higher than last year due primarily to new products and price repositioning. Year-to-date Contractor Equipment sales were up 15 percent to $110.7 million. Lubrication Equipment quarterly sales increased 3 percent to $11.2 million. Sales of $34.1 million for the first nine months in Lubrication were up 6 percent over the same period last year reflecting a healthy North American economy and an increased key distributor base.

Sales in the Americas (North, South and Central) increased 12 percent to $69.3 million for the quarter primarily due to strong sales performance in Contractor Equipment, partially offset by a decline in North American automotive systems sales. Year-to-date sales in the Americas of $207.8 million were up 11 percent compared to the same period last year. Quarterly sales in Europe of $18.5 million were 15 percent lower than last year. Much of the decline (9 percent) can be attributed to changes in exchange rates. The remainder is due primarily to a shift in timing of automotive systems sales between quarters. Year-to-date automotive system sales remain ahead of last year. Sales in Europe for the nine months ended September 26, 1997 of $57.3 million improved 5 percent from the same period last year (a 13 percent volume increase, and an 8 percent decline due to exchange rates). Asia Pacific sales of $14.1 million were 2 percent higher than last year's third quarter (a 7 percent volume increase, and a 5 percent decline due to exchange rates). Sales in Asia Pacific for nine months of $40.7 million were 4 percent lower than last year (a 3 percent volume increase, and a 7 percent decline due to exchange rates).

Gross Profit

Gross profit as a percentage of quarterly and year-to-date net sales has risen to 50.4 and 48.8 percent respectively from the second quarter of 1997. These rates, however, are .8 and 1.8 percentage points lower than the 1996 third quarter and year-to-date rates, respectively. The decreases for the quarter and nine months were primarily the result of a shift in the product mix within Contractor Equipment to an upgraded product line which generates a lower margin than other products. The strengthening of the U.S. dollar also reduced the gross margin as a greater proportion of the Company's sales, relative to costs, are denominated in currencies other than the U.S. dollar.

Operating Expenses

Operating expenses for the quarter ended September 26, 1997 of $33.6 million decreased 3 percent from the same quarter of 1996. Operating expenses of $105.5 million for the first nine months were 1 percent below the 1996 level. Quarterly product development expense decreased 12 percent from 1996 and selling expense decreased 3 percent. The decline in both product development and selling can be attributed to lower employee benefit costs. General and administrative costs remained relatively flat in comparison to the third quarter of 1996.

Other Income (Expense)

Other expense was $.1 million in the third quarter, compared to expense of $.3 million for the same period last year. The third quarter of 1997 includes proceeds from the settlement of a lawsuit. This income was partially offset by losses due to exchange rate fluctuations. Other expense for the nine months ended September 26, 1997 was $.4 million, compared to income of $.4 million in the same period of 1996.

Income Taxes

The quarterly and year-to-date effective income tax rates decreased to 25.9 percent and 31.0 percent, respectively compared to 31.6 percent for both periods last year. The lower rates in 1997 were principally due to previously unrecognized foreign tax benefits.


Liquidity and Capital Resources
-------------------------------

The Company generated $25.9 million of cash flow from operating activities in the first nine months of 1997 compared to $34.7 million for the same period last year. Significant uses of operating cash flow in 1997 resulted from an increase in accounts receivable balances attributable to higher sales levels and from a reduction in other accrued liabilities, most significantly the reserve established in the prior year for the relocation of the Company's Franklin Park, Illinois operations. Operating cash was also used to fund an increase in inventory levels which was driven by higher engineered systems activity in the foreign operations. Available cash, borrowing on lines of credit of $40.3 million, and proceeds from issuances of common stock were used to fund short-term operating needs, finance capital expenditures of $16.8 million, repurchase $7.0 million in common stock and pay dividends of $7.2 million. The Company had unused lines of credit available at September 26, 1997 totaling $68.7 million. The available credit facilities and internally-generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook

The Company is optimistic about performance for the remainder of the year. With the exception of North American Automotive, the Company is experiencing strong demand for its products. Sales backlog has grown by $11 million since the beginning of the year to $30 million. Also, despite continuing unfavorable exchange rate changes, the Company's profitability has improved.

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

                                         PART II

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Stock Option Agreement. Form of agreement used
               for award of nonstatutory stock options to
               nonemployee director, dated September 5, 1997        Exhibit 10.1

          Trust agreement dated September 30, 1997, between
               the Company and Norwest Bank, Minnesota N.A.         Exhibit 10.2

          Statement on Computation                                    Exhibit 11
          of Per Share Earnings

          Financial Data Schedule (EDGAR filing only)                 Exhibit 27

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                          GRACO INC.


Date: 11/6/97                             By:/s/George Aristides
                                          George Aristides
                                          Chief Executive Officer





Date: 11/6/97                             By:/s/Mark W. Sheahan
                                          Mark W. Sheahan
                                          Treasurer
                                          (Principal Financial Officer)