Form 10-K
period 1997-12-26
GRACO INC
filed 1998-03-26
CIK 42888

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 1997 or

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

                           4050 Olson Memorial Highway
                       Golden Valley, Minnesota 55422-2332
               (Address of principal executive offices) (Zip Code)

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

As of March 6, 1998, 25,790,412 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The  aggregate  market  value  of  approximately   16,506,833   shares  held  by
non-affiliates of the registrant was approximately $492 million on March 6, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 1998, are incorporated by reference into Part III, as specifically set forth in said Part III.
================================================================================

                                   GRACO INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


================================================================================

================================================================================
                                                                            Page
Part I
  Item 1   Business ...........................................................3
  Item 2   Properties .........................................................5
  Item 3   Legal Proceedings ..................................................6
  Item 4   Submission of Matters to a Vote of Security Holders ................6
           Executive Officers of the Company ..................................6


Part II
  Item 5   Market for the Company's Common Stock and
              Related Stockholder Matters......................................8
  Item 6   Selected Financial Data.............................................9
  Item 7   Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9
  Item 8   Financial Statements and Supplementary Data........................14
  Item 9   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure .........................29


Part III
 Item 10   Directors and Executive Officers of the Company....................29
 Item 11   Executive Compensation.............................................29
 Item 12   Security Ownership of Certain Beneficial Owners and Management.....29
 Item 13   Certain Relationships and Related Transactions.....................29


Part IV
 Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K....29

Signatures ...................................................................31






================================================================================
      NOTE: Certain exhibits listed in the Index to Exhibits beginning on page 32, and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained upon written request directed to:

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

It is Graco's strategic objective to be the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve its goal to be a world-class manufacturer, Graco has organized its manufacturing operations around focused factories which contain product-based cells. The Company continues to refine these cells as new products are introduced and new equipment is purchased with the ultimate goal of creating cells which function independently of each other. Substantial investments in new manufacturing technology have reduced cycle time and improved quality.

The Company operates in one industry segment, namely the design, manufacture, marketing, sale and installation of systems and equipment for the handling of fluids. Financial information concerning geographic operations and export sales for the last three fiscal years is set forth in Note B of the Notes to Consolidated Financial Statements.

Recent Developments.  The David A. Koch Center, a world-class  manufacturing and global distribution facility, which opened in November 1996 in Rogers, Minnesota, finished its first full year of operation in 1997. The Koch Center provides additional production capacity, enhanced build-to-order capability for projected growth and expanded space for warehousing and distribution. During 1997, the Company's product development efforts resulted in the introduction of approximately 250 new products and pre-engineered system packages. During 1997, Graco completed construction of a laboratory in its Riverside facility to support the consolidation of product development activities in Minneapolis and to provide world-class demonstration, training, test and display capabilities.

Products. Graco manufactures a wide array of specialized pumps, applicators, regulators, valves, meters, atomizing devices, replacement parts, and accessories, both individually and in system configurations which are used in industrial and commercial applications in the movement, measurement, control, dispensing and application of many fluids and semi-solids, including paints, adhesives, sealants, and lubricants. In addition, it offers an extensive line of portable equipment which is used in construction and maintenance businesses for the application of paint and other materials.

Commercial and industrial equipment offered by Graco includes specialized pumps, air and airless spray units, manual finishing equipment and fluid handling systems. A variety of pumps provide fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 275 gallons per minute.

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

Graco introduced a family of sophisticated plural component electronic proportioners in 1996 and 1997. These proportioners, which provide high ratio accuracy, on-line diagnostics and an electronic display panel, proportion, mix and apply two-component materials. One of these proportioners is targeted at the application of hem flange adhesive by automotive customers. The first in a line of sealant and adhesive devices for manual bead dispense applications in the automotive industry was introduced in 1997. These application devices possess substantially reduced size, weight and trigger pull. In 1997, the Company launched the Delta Spray"(TM)" family of air and high volume low pressure spray guns designed for the application of paints and coatings. Two electronic meters for automotive service applications were introduced in 1997. These streamlined meters have a digital display and dispense up to five gallons per minute.

Sales of replacement parts and accessories have averaged 46 percent of the Company's consolidated net sales and approximately 52 percent of gross profits during the last three years. The following table summarizes the consolidated net sales and gross profits (net sales less cost of products sold) by the Company's principal product groups for that same period.

Product Group Sales and Gross Profit
(In thousands)                                  1997                  1996                 1995
                                          ----------------      ----------------     ---------------
                                             $         %            $         %          $        %
                                          --------   -----      --------   -----     --------  -----
NET SALES
  Commercial and industrial equipment     $226,198    54.7%     $207,327    52.9%    $206,558   53.5%
  Accessories and replacement parts        187,699    45.3       184,429    47.1      179,756   46.5
                                          --------   -----      --------   -----     --------  -----
                                          $413,897   100.0%     $391,756   100.0%    $386,314  100.0%
                                          ========   =====      ========   =====     ========  =====

GROSS PROFIT
  Commercial and industrial equipment     $ 99,063    48.8%     $ 92,480    47.2%    $ 90,526  47.7%
  Accessories and replacement parts        103,925    51.2       103,501    52.8       99,101  52.3
                                          --------   -----      --------   -----     --------  -----
                                          $202,988   100.0%     $195,981   100.0%    $189,627  100.0%
                                          ========   =====      ========   =====     ========  =====


Marketing and Distribution. Graco's operations are organized to allow its full line of products and systems to be offered in each of its major geographic markets: the Americas (North, Central and South America), Europe (includes the Middle East and Africa), and Asia Pacific. The Industrial Equipment Division, the Automotive Equipment Division, the Contractor Equipment Division, and the Lubrication Equipment Division provide worldwide marketing direction and product design and application assistance to each of these geographic markets.

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

In 1997, Graco's net sales in the Americas were $276,410,000 or approximately 67 percent of the Company's consolidated net sales; in Europe net sales were $82,028,000 or approximately 20 percent; and in the Asia Pacific region, net sales were $55,459,000 or approximately 13 percent.

Consolidated backlog at December 26, 1997, was $22 million compared to $19 million at the end of 1996.

Research, Product Development and Technical Services. Graco's research, development and engineering activities focus on new product design, product improvements, applied engineering and strategic technologies. A dedicated support group of application engineers and technicians also provides specialized technical assistance to customers in the design and evaluation of fluid transfer and application systems. It is one of Graco's goals to generate 30 percent of each year's sales from products introduced in the prior three years. With the exception of an automotive design group based at the Plymouth, Michigan facility, all major research and development activities are now conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $17,817,000, $17,909,000, and $15,715,000 for the 1997, 1996, and 1995 fiscal years, respectively.

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

Competition. Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the diversity of the Company's products. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment and systems. It is impossible, because of the absence of reliable industry-wide third-party data, to determine its exact relative market position.

Environmental Protection. During the fiscal year ending December 26, 1997, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Employees. As of December 26, 1997, the Company employed approximately 2,086 persons on a full-time basis. Of this total, approximately 352 were employees based outside the United States, and 843 were hourly factory workers in the United States.

Item 2. Properties

As of December 31, 1997, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

                                                                                       Gross
Type of Facility                                      Location                     Square Footage
----------------                                      --------                     --------------

Owned
-----

Distribution/Manufacturing/Office                     Rogers, Minnesota                   333,000
Manufacturing/Office                                  Minneapolis, Minnesota              242,300
Manufacturing/Office                                  Minneapolis, Minnesota              202,300
Engineering/Research & Development                    Minneapolis, Minnesota              138,700
Engineering/Manufacturing/Office                      Plymouth, Michigan                  106,000
Assembly/European Headquarters/Warehouse              Maasmechelen, Belgium                75,800
Corporate Headquarters                                Golden Valley, Minnesota             73,800
Manufacturing/Office                                  Sioux Falls, South Dakota            55,100
Sales Office/Warehouse                                Los Angeles, California              21,000
Office/Warehouse                                      Mississauga, Ontario, Canada         20,000

Leased
------

Engineering/Office/Warehouse                          Yokohama, Japan (4 facilities)       48,724
Sales Office                                          Rungis, France                       12,626
Assembly/Engineering/Office/Warehouse                 Neuss, Germany                       41,765
Sales Office                                          West Midlands, United Kingdom        16,320
Warehouse                                             Gwangju-Gun, Korea                   10,549

The lease of the Graco Communications Center, (18,200 square foot facility in Minneapolis, Minnesota) where technical publication, mail and literature operations were previously performed, was terminated on February 28, 1997. These operations were transferred to the David A. Koch Center in Rogers, Minnesota and the Riverside facility in Minneapolis, Minnesota.

The sales office in Rungis, France was moved in February, 1997, to a smaller facility within the same industrial park. The previous lease was terminated effective March 31, 1997.

Manufacturing operations previously conducted in the facility in Franklin Park, Illinois (82,000 square feet) were relocated to the Riverside facility and the facility was sold.

A world-class demonstration laboratory in the Riverside facility was completed during the second quarter of 1997. This laboratory is used for product training and product demonstrations to customers.

The Company leases space for subsidiary sales or liaison offices around the world, some of which have demonstration areas and/or warehouse space.

Graco's facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs, with the recent expansions. Manufacturing capacity met business demand in 1997. Future production requirements are expected to be met through existing production capabilities, efficiency and productivity improvement and the use of available subcontract services.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 6, 1998.

George Aristides, 62, was elected Chief Executive Officer on January 1, 1996. From 1993 to 1997 he was President. From 1993 to 1996 he was Chief Operating Officer. From March 1993 to June 1993, he was Executive Vice President, Industrial/Automotive Equipment Division, Manufacturing, Distribution and
Eurafrican   Operations.   From  1985  until  1993,   he  was  Vice   President,
Manufacturing Operations and Controller. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980. He has served as a director of the Company since 1993.

Charles M. Osborne, 44, was elected President and Chief Operating Officer on May 6, 1997. From 1989 to 1997, he was Senior Vice President and Chief Financial Officer, Deluxe Corporation, a printer of checks and business forms and a supplier of electronic processing services to the financial payments industry. He has been a director of Graco since 1995. Dale Johnson, a Vice President of the Company, is a brother-in-law to Mr. Osborne.

Clayton  R.  Carter,  59,  was  elected  Vice  President,  Industrial  Equipment
Division, effective December 17, 1996. From January 1, 1995, he was Vice President, Lubrication Equipment Division. He became Director, Vehicle Services Division, in February 1994. He joined the Company in 1962 and has held various sales management positions.

James A. Graner, 53, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974.

Clyde W. Hansen, 65, was elected Vice President, Human Resources and Quality Management Systems, in December 1993. He joined the Company in 1984 as Employee Relations Director, a position he held until December 1993.

John L. Heller, 61, was elected Vice President, Asia Pacific, Latin America & Developing Markets in 1997. From 1996 to 1997 he was Vice President, Latin America & Developing Markets. From July 1993 to December 1995, he was Senior Vice President and General Manager - Contractor Equipment Division. He became Vice President, Far East Operations and Latin America, in 1992. Prior to becoming Vice President, Far East Operations in 1984, he held various management and staff positions in sales and human resources. He joined the Company in 1972.

Dale D. Johnson, 43, was appointed Vice President, Contractor Equipment Division, on December 17, 1996. Prior to becoming the Director of Marketing in June 1996, he held various marketing and sales positions in the Contractor Equipment Division. He joined the Company in 1976. Charles Osborne, President and Chief Operating Officer of the Company, is a brother-in-law to Mr. Johnson.

Roger L. King, 52, was named Vice President & General Manager, European Operations, effective January 4, 1996. From July 1993 to December 1995, he was Senior Vice President and General Manager - International Operations. He was Senior Vice President and Chief Financial Officer from March 1993 to July 1993, and Vice President and Treasurer from 1987 to March 1993. Prior to becoming Vice President, Treasurer and Secretary in 1980, he held the position of Treasurer and Secretary and various treasury management positions with Graco. He joined the Company in 1970.

David M. Lowe, 42, was elected to the position of Vice President, Lubrication Equipment Division, in December 1996. From February 1995 to December 1996, he was Treasurer. Prior to joining the Company, he was employed by Ecolab Inc., where he held various positions in the Treasury Department, including Manager-Corporate Finance; Director, Corporate Finance and most recently Director, Corporate Development.

Robert M. Mattison, 50, was elected Vice President, General Counsel and Secretary, in January 1992, a position which he holds today. Prior to joining the Company, he held various legal positions with Honeywell Inc., most recently as Associate General Counsel.

Charles L. Rescorla, 46, is Vice President, Manufacturing & Distribution Operations, a position to which he was appointed on January 1, 1995. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 33, was elected Treasurer, effective December 17, 1996. He joined the Company as Treasury Operations Manager in 1995. Prior to joining the Company, he was a Senior Manager with KPMG Peat Marwick llp.


The Board of Directors elected Messrs. Aristides, Osborne, Carter, Graner, Hansen, Heller, King, Lowe, Mattison and Sheahan on May 6, 1997, all to hold office until the next annual meeting of directors or until their successors are elected and qualify. Messrs. Johnson and Rescorla were appointed to their positions by management effective December 17, 1996 and January 1, 1995, respectively.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 6, 1998, there were 25,790,412 shares outstanding and 2,426 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 3,950 beneficial owners.

Quarterly Financial Information.<F1>
(In thousands, except per share amounts)

                           First           Second          Third         Fourth
1997                       Quarter        Quarter        Quarter        Quarter
--------------------------------------------------------------------------------
Net Sales                  $92,099       $111,721       $101,920       $108,157
Gross Profit                44,533         53,399         51,362         53,694
Net Earnings                 6,181         10,418         12,879         15,238
Per Common Share:<F1>
   Basic Net Earnings         0.24           0.41           0.50           0.60
   Diluted Net Earnings       0.24           0.40           0.49           0.58
   Dividends Declared         0.09           0.09           0.09           0.11
--------------------------------------------------------------------------------
Stock Price (per share)
   High                    $ 24.08       $  21.25       $  23.25       $  26.46
   Low                       16.17          15.67          19.42          22.17
   Close*                    19.17          20.08          23.83          24.87
--------------------------------------------------------------------------------
Volume (# of shares)         2,958          4,030          1,577          2,307
--------------------------------------------------------------------------------

1996
--------------------------------------------------------------------------------
Net Sales                  $90,153       $ 97,099       $ 97,680       $106,824
Gross Profit                44,837         49,422         49,976         51,746
Net Earnings                 5,585         10,032         10,157         10,395
Per Common Share:<F1>
   Basic Net Earnings         0.22           0.39           0.39           0.41
   Diluted Net Earnings       0.21           0.38           0.39           0.40
   Dividends Declared         0.08           0.08           0.08           0.09
--------------------------------------------------------------------------------
Stock Price (per share)
   High                    $ 13.83       $  14.42       $  13.59       $  17.33
   Low                       11.83          11.92          12.17          12.33
   Close*                    13.00          13.42          12.50          16.33
--------------------------------------------------------------------------------
Volume (# of shares)         2,693          2,832          2,270          2,269
--------------------------------------------------------------------------------

<F1>
(1) All share and per share data has been restated for the three-for-two stock split declared on December 12, 1997 and paid February 4, 1998.

*As of the last trading day of the calendar quarter.

Item 6. Selected Financial Data <F2>

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)        1997      1996      1995       1994      1993
---------------------------------------------------------------------------------------------
Net Sales                                   $413,897  $391,756  $386,314   $360,013  $322,602
Net Earnings                                  44,716    36,169    27,706     15,326     9,493
---------------------------------------------------------------------------------------------
Per Common Share:
  Basic Net Earnings                        $   1.75  $   1.40  $   1.07   $    .59  $    .37
  Diluted Net Earnings                          1.71      1.38      1.06        .59       .37
---------------------------------------------------------------------------------------------
Total Assets                                $264,532  $247,814  $217,833   $228,385  $216,365
Long-term Debt (including current portion)     7,959     9,920    12,009     32,483    19,480
Redeemable Preferred Stock                        --        --        --      1,474     1,485
---------------------------------------------------------------------------------------------
Cash Dividends Declared
  per Common Share                          $   0.38  $   0.33  $   0.30   $   0.26  $   1.43<F1>
=============================================================================================

<F1>
(1) Includes the special one-time dividend of $1.20 per share declared December 17, 1993.
<F2>
(2) All per share data has been restated for the three-for-two stock split declared on December 12, 1997 and paid February 4, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

The following is Management's Review and Discussion and is not covered by the Independent Auditors' Report.

Graco's net earnings of $44.7 million in 1997 are 24 percent higher than the $36.2 million earned in 1996 and are significantly higher than the $27.7 million recorded in 1995. The large increases in 1997 and 1996 are due largely to enhanced profit margins, lower effective tax rates and higher net sales.

The table below indicates the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three most recent fiscal years and the percentage changes in those items for such years.

                                     Revenue & Expense Item           Revenue & Expense Item
                                  As a Percentage of Net Sales    Percentage Increase (Decrease)
                                      1997    1996   1995               1997/96     1996/95
------------------------------------------------------------------------------------------------
Net Sales                             100.0  100.0   100.0                 6           1
------------------------------------------------------------------------------------------------
Cost of Products Sold                  51.0   50.0    50.9                 8          --
Product Development                     4.3    4.6     4.1                --          14
Selling                                21.1   21.8    22.4                 3          (2)
General & Administrative                7.8   10.1    10.9               (19)         (5)
------------------------------------------------------------------------------------------------
Operating Profit                       15.8   13.5    11.7                23          17
------------------------------------------------------------------------------------------------
Interest Expense                       (0.2)  (0.2)   (0.6)                4         (64)
Other (Expense) Income, Net            (0.3)   0.1     0.2                 *           *
------------------------------------------------------------------------------------------------
Earnings Before Income Taxes           15.3   13.4    11.3                20          21
Income Taxes                            4.5    4.2     4.1                13           5
------------------------------------------------------------------------------------------------
Net Earnings                           10.8    9.2     7.2                24          31
================================================================================================
* Not a Meaningful Figure

NET SALES

In 1997, Graco recorded its fifth consecutive year of record net sales, posting a 6 percent increase over 1996 to $413.9 million. The 1997 increase was due to higher sales in all regions except Asia Pacific. Geographically, net sales in the Americas of $276.4 million in 1997 increased by 9 percent when compared to 1996. European sales increased 4 percent in 1997 to $82.0 million, a 13 percent increase, offset by a 9 percent decline due to exchange rates. Sales in Asia Pacific declined 8 percent in 1997 to $55.5 million, a 1 percent decrease and a 7 percent decline due to exchange rates. For the past two years, declines in Asia Pacific have been primarily due to exchange rates.

In 1996, sales increased 1 percent over 1995, due primarily to higher sales in North America, somewhat offset by declines in Europe and Asia Pacific.

Periodic price increases have contributed to net sales increases. The Company's most recent U.S. price increase was effective in March 1997 and represented an average 0.4 percent increase from its January 1996 price lists. The January 1996 U.S. price change was an average 2.5 percent increase from January 1995 prices.

Consolidated backlog at December 26, 1997, was $22 million compared to $19 million at the end of 1996, and $20 million at the end of 1995.

                                                               % Increase (Decrease)
                                                               ---------------------
(In thousands)                  1997     1996     1995           1997/96     1996/95
------------------------    -------- -------- --------           -------     -------
Division Sales:
   Industrial Equipment     $162,557 $154,866 $151,016              5           3
   Automotive Equipment       63,557   69,910   75,637             (9)         (8)
   Contractor Equipment      142,400  124,392  118,818             15           5
   Lubrication Equipment      45,383   42,588   40,843              7           4
                            -------- -------- --------           -------     -------
Consolidated                $413,897 $391,756 $386,314              6           1
                            ======== ======== ========           =======     =======

Geographic Sales:
    Americas                $276,410 $252,615 $238,874              9           6
    Europe                    82,028   78,666   82,552              4          (5)
    Asia Pacific              55,459   60,475   64,888             (8)         (7)
                            -------- -------- --------           -------     -------
Consolidated                $413,897 $391,756 $386,314              6           1
                            ======== ======== ========           =======     =======


COST OF PRODUCTS SOLD

The cost of products  sold, as a percentage  of net sales,  increased in 1997 to
51.0 percent from 50.0 percent in 1996. This increase was the result of several factors, including material cost increases and exchange rates, partially offset by improved manufacturing efficiencies. The cost of products sold as a percentage of net sales of 50.0 percent in 1996 decreased from 50.9 percent in 1995, due to a combination of factors including modest price increases and improved manufacturing efficiencies, partially offset by material and manufacturing cost increases.

OPERATING EXPENSES

Operating expenses in 1997 declined 4 percent from 1996, primarily due to the impact of lower general and administrative expenses, partially offset by higher selling expenses resulting from increased net sales. The lower expense level is the result of the ongoing benefits of restructuring, exchange rates, higher investment returns on employee retirement plan assets, and elimination of discretionary contributions. Operating expenses in 1996 declined 1 percent from 1995, due primarily to lower selling and general and administrative expenses as well as lower non-recurring charges in 1996 when compared to 1995.

Product development expenses in 1997 were virtually unchanged from 1996 levels. In 1996, product development costs were 14 percent higher than 1995 expenditures. Graco is committed to expanding its sales by making significant investments in product development.

FOREIGN CURRENCY EFFECTS

Foreign currency translations negatively impacted 1997 earnings before income taxes by $6.2 million when compared to 1996, and decreased earnings before income taxes by $2.7 million in 1996 when compared to 1995. The reduced profits in both years were due to a strong U.S. dollar versus other foreign currencies. Since approximately 34 percent of the Company's sales and 12 percent of its product costs are in currencies other than the U.S. dollar, a strong U.S. dollar reduces the Company's profits. A weakening of the U.S. dollar has the reverse impact on the Company's profits. Gains and losses attributable to translating the financial statements for all non-U.S. subsidiaries, and the gains and losses on the forward and option contracts used to hedge these exposures, which are non-speculative, are in Other (expense) income.

OTHER (EXPENSE) INCOME

The Company's interest expense rose 4 percent in 1997, primarily reflecting an increase in the average levels of debt during the year. This increase in debt levels resulted from higher short-term debt during portions of 1997.

Other expense of $1.1 million in 1997, other income of $0.5 million in 1996, and $0.7 million for 1995, include, among other things, the foreign currency translation gains and losses discussed above, a $1.2 million gain from the sale of real estate in 1997, a $0.8 million favorable settlement of a legal dispute in 1997, a $1.5 million favorable settlement of a legal dispute in 1996, and a $0.9 million gain from the sale of real estate in 1995.

INCOME TAXES

The Company's net effective tax rate of 30 percent in 1997 is five percentage points lower than the 1997 U.S. federal tax rate of 35 percent. The decrease from the 31 percent rate in 1996 is due primarily to foreign earnings being taxed at effective rates lower than the U.S. rate as foreign subsidiary earnings permitted recognition of previously reserved deferred tax benefits and previous tax filings were validated. The effective tax rate of 31 percent in 1996 was lower than the 1995 rate of 36 percent principally due to foreign earnings being taxed at lower effective rates than the U.S. rate from the utilization of previously reserved net operating losses. Detailed reconciliations of the U.S. federal tax rate to the effective rates for 1997, 1996, and 1995 are included in Note D to the Consolidated Financial Statements.

EARNINGS

In 1997, earnings increased by 24 percent to $44.7 million, or $1.71 per diluted share as compared to 1996, when earnings increased by 31 percent to $36.2 million or $1.38 per diluted share as compared to 1995.

ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in 1997. Refer to notes A and K to the Consolidated Financial Statements for more detailed information.

YEAR 2000 INFORMATION SYSTEMS DISCLOSURES

The Year 2000 issue is the result of a computer program being written using two digits rather than four to define the applicable year, which could cause potential failure or miscalculation in date-sensitive software that recognizes "00" as 1900, rather than 2000.

The Company is continuing its program, begun in 1996, to ensure that all hardware and software will be year 2000 compliant. A dedicated project team is expected to complete the conversion of core business applications in 1998. Additional teams have initiated year 2000 compliance projects on the Company's network, operating system software, and distributed systems.

The Company has incurred costs totaling $1 million during 1997, and estimates a total of an additional $5 to $8 million to be spent in 1998 and 1999 to resolve year 2000 issues. These costs are charged to expense as incurred and include software license fees and allocation of internal staff time. Incremental costs associated with year 2000 compliance are not anticipated to result in significant increases in future operating expenses and will not have a material adverse effect on the results of operations, liquidity and capital resources. Rather, existing resources are being redeployed and other projects are being delayed to accommodate year 2000 related projects. A contingency plan is being developed in 1998 for critical business applications to mitigate potential problems or delays associated with either new system replacements or established vendor delivery dates. Additionally, the Company is working with customers and suppliers to assess the potential impact of their year 2000 compliance issues on Graco. Although all companies have risks associated with the year 2000, management believes that sufficient resources have been allocated and project plans are in place which will result in uninterrupted business activity with no material impact on operations or operating results.

OUTLOOK

Overall we expect improved financial results in 1998. We anticipate higher sales, driven by continued new product introductions, an improved and expanding worldwide distribution network and good economic conditions in North America and Europe, despite weakness in Asia Pacific, including Japan, South Korea and Southeast Asia.

Graco has undertaken a number of restructuring efforts in recent years that have improved its effectiveness in the markets it serves, and have increased the Company's operating margins and net profits. These efforts will continue to favorably impact margins and profits in 1998. We are implementing additional measures to improve operating efficiency.

We anticipate that the strength of the U.S. dollar relative to other major currency will negatively impact operating margins in 1998. We also anticipate a higher tax rate in 1998.


SAFE  HARBOR  CAUTIONARY  STATEMENT

This annual report on Form 10-K contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. Risk factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1997.


SHAREHOLDER ACTIONS

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares, and effectively managing its cash balances. A summary of recent actions follows:

     o    three-for-two stock splits paid in 1998 and in 1996;
     o share repurchases of approximately 1 million shares over the last two years;
     o    a 18 percent increase in the regular dividend in 1997;
     o    a 17 percent increase in the regular dividend in 1996;
     o    a 13 percent increase in the regular dividend in 1995.

ASSETS

The following table highlights several key measures of asset performance.

(In thousands)                                           1997               1996
------------------------------------                  -------            -------
Cash and Cash Equivalents                             $13,523            $ 6,535
Working Capital                                       $87,312            $63,884
Current Ratio                                             2.3                1.8
Average Days Receivables Outstanding                       75                 75
Inventory Turnover                                        4.9                4.7


Average inventory balances and inventory turnover increased during 1997 when compared to 1996, and year-end inventory was higher at $43.9 million to accommodate increased sales activity. Accounts receivable at year end increased 3 percent to $86.1 million.

LIABILITIES

At the end of 1997, the Company's long-term debt (including the current portion thereof) was 5 percent of total capital (long-term debt plus shareholders' equity) compared to 7 percent in 1996. The Company's total debt (notes payable to banks plus long-term debt including the current portion thereof) as a percentage of total capital fell to 7 percent at the end of 1997, down from 10 percent in 1996. The Company had $67.7 million in unused credit lines available at December 26, 1997. The Company believes that available credit lines plus operating cash flows are adequate to fund its short and long-term initiatives.

SHAREHOLDERS' EQUITY

Shareholders' equity totaled $157.5 million on December 26, 1997, $31.5 million higher than 1996.

CASH FLOWS FROM OPERATING ACTIVITIES

During 1997, the Company's operating cash flow of $36.3 million was lower than 1996 due to changes in working capital requirements. Cash flow from operating activities in 1996 was $48.6 million, slightly lower than the $51.7 million recorded in 1995.

The Company's operating cash flows have been, and are expected to be, the principal source of funds required for future additions to property, plant, and equipment, and working capital, as well as for other corporate purposes.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures were $20.1 million in 1997, $30.0 million in 1996, and $19.8 million in 1995. These expenditures have enhanced the Company's engineering and manufacturing capabilities, improved product quality, increased capacity, and lowered costs. Substantial expenditures in 1997 included the addition of manufacturing equipment and the construction of a demonstration laboratory in the Riverside facility.

The Company expects to spend in excess of $20 million on capital improvements in 1998. Capital expenditures in 1998 will include manufacturing equipment, and cellular manufacturing and information systems initiatives.

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

From time to time, the Company may make open market purchases of its common shares. On February 20, 1998, the Company's Board of Directors authorized management to repurchase up to 1,200,000 shares for a period ending on February 28, 2000. In 1997, the Company repurchased 389,550 split-adjusted shares at an average split-adjusted price per share of $17.90.

Graco is currently paying 11 cents per share as its regular quarterly dividend. Annual cash dividends paid on the Company's common and preferred stock were $9.6 million in 1997, $8.3 million in 1996, and $7.5 million in 1995. The Company expects to continue paying regular quarterly dividends to its common shareholders at amounts that will adjust periodically to reflect earning performance and management expectations.

Debt  was  reduced  by  $1.9   million  and  $2.4  million  in  1997  and  1996,
respectively, reflecting strong cash flows from operations attributable to higher net income and lower working capital requirements.

Item 8.  Financial Statements and Supplementary Data
                                                                            Page
      o  Responsibility for Financial Reporting                               15
      o  Independent Auditors' Report                                         15
      o  Consolidated Statements of Earnings for fiscal years
         1997, 1996, and 1995                                                 16
      o  Consolidated Statements of Changes in Shareholders' Equity
         Accounts (See Footnote F, Notes to Consolidated Financial
         Statements)                                                          23
      o  Consolidated Balance Sheets for fiscal years 1997 and 1996           17
      o  Consolidated Statements of Cash Flows for fiscal years
         1997, 1996, and 1995                                                 18
      o  Notes to Consolidated Financial Statements                           19
      o  Selected Quarterly Financial Data (See Part II, Item 5, Market
         for the Company's Common Stock and Related Stockholder Matters)       8

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


INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the "Company") as of December 26, 1997 and December 27, 1996, and the related statements of earnings and cash flows for each of the three years in the period ended December 26, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche llp
Minneapolis, Minnesota
January 19, 1998


CONSOLIDATED STATEMENTS OF EARNINGS                                                      GRACO INC. & Subsidiaries

                                                                                     Years Ended
                                                                      --------------------------------------------
                                                                      December 26,   December 27,     December 29,
(In thousands, except per share amounts) .....................                1997           1996             1995
                                                                      ------------    -----------     ------------

Net Sales ....................................................           $ 413,897      $ 391,756        $ 386,314

  Cost of products sold ......................................             210,909        195,775          196,687
                                                                      ------------    -----------     ------------

Gross Profit .................................................             202,988        195,981          189,627

  Product development ........................................              17,817         17,909           15,715

  Selling ....................................................              87,479         85,281           86,634

  General and administrative .................................              32,219         39,734           42,044
                                                                      ------------    -----------     ------------

Operating Profit .............................................              65,473         53,057           45,234

  Interest expense ...........................................                (866)          (831)          (2,335)

  Other (expense) income, net ................................              (1,091)           543              657
                                                                      ------------    -----------     ------------

Earnings before Income Taxes .................................              63,516         52,769           43,556

  Income taxes ...............................................              18,800         16,600           15,850
                                                                      ------------    -----------     ------------

Net Earnings .................................................           $  44,716      $  36,169        $  27,706
                                                                      ============    ===========     ============

Basic Net Earnings per Common Share ..........................           $    1.75      $    1.40        $    1.07
                                                                      ============    ===========     ============

Diluted Net Earnings per Common Share ........................           $    1.71      $    1.38        $    1.06
                                                                      ============    ===========     ============

All per share data has been restated for the three-for-two stock split declared on December 12, 1997, paid February 4, 1998.


See Notes to Consolidated Financial Statement.

CONSOLIDATED BALANCE SHEETS                               GRACO INC. & Subsidiaries

                                                      December 26,     December 27,
(In thousands, except share amounts)                          1997             1996
------------------------------------                  ------------     ------------
Assets
Current Assets:
  Cash and cash equivalents.......................        $ 13,523         $  6,535
  Accounts receivable, less allowances of
     $4,100 in 1997 and $4,700 in 1996............          86,148           83,474
  Inventories.....................................          43,942           41,531
  Deferred income taxes, net......................          11,140           11,633
  Other current assets............................           1,539            1,321
                                                      ------------     ------------
   Total current assets...........................         156,292          144,494
Property, Plant and Equipment, at Cost:
  Land............................................           5,083            5,227
  Buildings and improvements......................          63,981           63,213
  Manufacturing equipment.........................          91,161           82,544
  Office, warehouse and automotive equipment......          30,497           31,049
  Construction in progress........................           6,218            1,052
                                                      ------------     ------------
   Total property, plant and equipment, at cost...         196,940          183,085
  Accumulated depreciation........................         (96,760)         (88,913)
                                                      ------------     ------------
   Net property, plant and equipment..............         100,180           94,172
Other Assets......................................           8,060            9,148
                                                      ------------     ------------
                                                          $264,532         $247,814
                                                      ============     ============

Liabilities and Shareholders' Equity
Current Liabilities:
  Notes payable to banks..........................        $  2,911         $  3,813
  Current portion of long-term debt...............           1,796            1,845
  Trade accounts payable..........................          12,542           13,854
  Salaries, wages and commissions.................          14,903           14,808
  Accrued insurance liabilities...................          10,227           10,925
  Income taxes payable............................           5,546            4,647
  Other current liabilities.......................          21,055           30,718
                                                      ------------     ------------
   Total current liabilities......................          68,980           80,610
Long-term Debt, less current portion..............           6,163            8,075
Retirement Benefits and Deferred Compensation.....          31,880           33,079
Commitments and Contingencies (Note J)
Shareholders' Equity
  Common stock, $1 par value; 33,750,000 shares
     authorized; shares outstanding, 25,552,694
     and 17,047,166, in 1997 and 1996,
     respectively.................................          25,553           17,047
  Additional paid-in capital......................          26,085           22,254
  Retained earnings...............................         105,030           85,232
  Other, net......................................             841            1,517
                                                      ------------     ------------
   Total shareholders' equity.....................         157,509          126,050
                                                      ------------     ------------
                                                          $264,532         $247,814
                                                      ============     ============

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                  GRACO INC. & Subsidiaries

                                                                       Years Ended
                                                      ------------------------------------------
                                                      December 26,   December 27,   December 29,
(In thousands)                                                1997           1996           1995
----------------------------------------------------  ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net earnings .....................................      $ 44,716       $ 36,169       $ 27,706
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization ................        13,494         12,658         11,082
      Deferred income taxes ........................          (358)           781          1,938
      Change in:
        Accounts receivable ........................        (7,804)       (10,192)         4,499
        Inventories ................................        (3,860)          (394)         9,693
        Trade accounts payable .....................          (839)           459         (6,193)
        Salaries, wages and commissions ............           437          1,081            999
        Retirement benefits and deferred
           compensation ............................          (626)           928          2,448
        Other accrued liabilities ..................        (8,549)         6,963         (3,417)
        Other ......................................          (330)           148          2,955
                                                      ------------   ------------   ------------
                                                            36,281         48,601         51,710
                                                      ------------   ------------   ------------
Cash Flows from Investing Activities:
  Property, plant and equipment additions ..........       (20,109)       (30,038)       (19,848)
  Proceeds from sale of property, plant and
      equipment.....................................         1,990          1,058          3,036
                                                      ------------   ------------   ------------
                                                           (18,119)       (28,980)       (16,812)
                                                      ------------   ------------   ------------
Cash Flows from (for) Financing Activities:
  Borrowing on notes payable and lines of credit....        44,033         15,890         44,248
  Payments on notes payable and lines of credit.....       (44,460)       (16,657)       (50,927)
  Payments on long-term debt .......................        (1,455)        (1,652)       (20,333)
  Common stock issued ..............................         3,260          2,525          2,485
  Retirement of common and preferred stock .........        (6,971)        (8,115)        (1,547)
  Cash dividends paid ..............................        (9,608)        (8,344)        (7,490)
                                                      ------------   ------------   ------------
                                                           (15,201)       (16,353)       (33,564)
                                                      ------------   ------------   ------------
Effect of exchange rate changes on cash ............         4,027          1,624         (2,135)
                                                      ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents         6,988          4,892           (801)
Cash and cash equivalents
  Beginning of year ................................         6,535          1,643          2,444
                                                      ------------   ------------   ------------
  End of year ......................................      $ 13,523       $  6,535       $  1,643
                                                      ============   ============   ============

See Notes to Consolidated Financial Statements.

                                       18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GRACO INC. & Subsidiaries
Years Ended December 26, 1997, December 27, 1996, and December 29, 1995

A.  Summary of Significant Accounting Policies

Fiscal Year. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December.

Basis of Statement Presentation. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 26, 1997, all subsidiaries are 100 percent owned. Subsidiaries outside North America have been included principally on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting. The U.S. dollar is the functional currency for all foreign subsidiaries.

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

Currency Hedges. The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts, borrowings in various currencies or options, in order to hedge its net monetary positions. Consistent with financial reporting requirements, these hedges and net monetary positions are recorded at current market values and the gains and losses are included in Other (expense) income. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant. The notional amounts (which may not be indicative of credit or market risk) of such contracts were (in U.S. dollars) $28,271,000 and $9,322,000 at December 26, 1997 and December 27, 1996, respectively.

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

Earnings Per Common Share. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and requires the presentation of earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed after giving effect to the exercise of all dilutive outstanding options grants. The Company adopted SFAS No. 128 in 1997.

Stock Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share
determined   as  if  the  fair  value  method  had  been  applied  in  measuring compensation cost. The Company adopted SFAS No. 123 in 1996 and elected the continued use of APB No. 25.

Segment Reporting. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

B.  Industry Segment and Foreign Operations

The Company operates in one industry segment, namely, the design, manufacture, marketing, sale and installation of systems and equipment for the management of fluids.

The Company's operations by geographical area for the last three years are shown below.

(In thousands)                                                      1997         1996         1995
--------------------------------------------------------       ---------    ---------    ---------
Sales to unaffiliated customers: <F1>
     Americas                                                  $ 276,410    $ 252,615    $ 238,874
     Europe                                                       82,028       78,666       82,552
     Asia Pacific                                                 55,459       60,475       64,888
                                                               ---------    ---------    ---------
                                                                 413,897      391,756      386,314
Intercompany sales between geographic areas:<F2>
     Americas                                                     74,633       54,615       56,703
     Europe                                                            5           57           32
     Asia Pacific                                                    997          433        1,398
     Eliminations                                                (75,635)     (55,105)     (58,133)
                                                               ---------    ---------    ---------
Total sales                                                    $ 413,897    $ 391,756    $ 386,314
                                                               =========    =========    =========

Operating profit:
     Americas                                                  $  86,858    $  71,909    $  70,037
     Europe                                                        7,480        9,153        1,916
     Asia Pacific                                                  3,195        6,312        4,384
     Eliminations                                                 (1,167)       1,203        1,139
                                                               ---------    ---------    ---------
                                                                  96,366       88,577       77,476
General corporate expenses and corporate initiatives             (31,984)     (34,977)     (31,585)
Interest expense                                                    (866)        (831)      (2,335)
                                                               ---------    ---------    ---------
Earnings before income taxes                                   $  63,516    $  52,769    $  43,556
                                                               =========    =========    =========
Assets:
     Americas                                                  $ 193,310    $ 180,467    $ 152,831
     Europe                                                       39,722       40,938       46,618
     Asia Pacific                                                 22,499       26,492       26,985
     Corporate                                                    13,526        6,536        1,643
     Eliminations                                                 (4,525)      (6,619)     (10,244)
                                                               ---------    ---------    ---------
Total assets                                                   $ 264,532    $ 247,814    $ 217,833
                                                               =========    =========    =========

<F1>
1 Included are U.S. export sales to unaffiliated customers of $37,477, $27,989, and $29,549, in 1997, 1996, and 1995, respectively.
<F2>
2 Transfers between entities are made at prices which allow appropriate markups to the manufacturing and selling unit.

Net earnings for subsidiaries operating outside the U.S. were $6,500,000, $10,468,000, and $12,506,000 for 1997, 1996, and 1995, respectively.

Retained earnings for subsidiaries operating outside the U.S. were $8,889,000 and $8,872,000 for 1997 and 1996, respectively.

Net transaction and translation gains or losses, included in Other (expense) income, were $(2,825,000), $(617,000), and $528,000 for 1997, 1996, and 1995,
respectively.

C.  Inventories

Major components of inventories for the last two years were as follows:

 (In thousands)                                                 1997           1996
-------------------------------------------------------      -------        -------
Finished products and components                             $38,290        $38,707
Products and components in various stages of completion       25,320         24,691
Raw materials                                                 16,715         15,192
                                                             -------        -------
                                                              80,325         78,590
Reduction to LIFO cost                                       (36,383)       (37,059)
                                                             -------        -------
                                                             $43,942        $41,531
                                                             -------        -------

Inventories valued under the LIFO method were $26,593,000 and $26,303,000 for 1997 and 1996, respectively. All other inventory was valued on the FIFO method.

In 1997, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings in 1997 was not significant.

D.  Income Taxes

Earnings before income tax expense consist of:

(In thousands)                          1997        1996         1995
--------------                       -------     -------      -------
Domestic                             $53,139     $33,844      $27,247
Foreign                               10,377      18,925       16,309
                                     -------     -------      -------
Total                                $63,516     $52,769      $43,556
                                     =======     =======      =======

Income tax expense consists of:

(In thousands)                          1997        1996         1995
--------------                       -------     -------      -------
Current:
   Domestic:
      Federal                        $11,729     $10,518      $ 9,629
      State and local                  1,709       1,201        1,591
   Foreign                             5,281       4,638        3,479
                                     -------     -------      -------
                                      18,719      16,357       14,699
                                     -------     -------      -------
Deferred:
   Domestic                            1,994        (227)         227
   Foreign                            (1,913)        470          924
                                     -------     -------      -------
                                          81         243        1,151
                                     -------     -------      -------
Total                                $18,800     $16,600      $15,850
                                     -------     -------      -------

Income taxes paid were $17,148,000,  $14,967,000, and $16,019,000 in 1997, 1996,
and 1995, respectively.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

                                                      1997          1996        1995
                                                      ----          ----        ----
Statutory tax rate                                     35%           35%         35%
   Foreign earnings with (lower) higher tax rates      (3)           (2)          3
   Reduction of valuation allowance                    (3)           (6)         (4)
   State taxes, net of federal effect                   2             2           2
   U.S. general business tax credits                   (1)           (1)         (1)
   Other                                               --            (1)          1
                                                      ----          ----        ----
Effective tax rate                                     30%           31%         36%
                                                      ====          ====        ====

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)                                                         1997        1996
------------------------------------------------------------       --------    --------
Inventory valuations                                               $  3,299    $  3,307
Insurance accruals                                                    3,445       3,669
Vacation accruals                                                     1,343       1,417
Bad debt reserves                                                     1,109       1,281
Other                                                                 1,944       1,959
                                                                   --------    --------
   Current                                                           11,140      11,633
                                                                   --------    --------
Unremitted earnings of consolidated foreign subsidiaries<F1>         (3,500)     (3,800)
Excess of tax over book depreciation                                 (5,594)     (4,906)
Postretirement benefits                                               5,149       4,891
Pension and deferred compensation                                     5,397       5,352
Net operating loss carryforward                                          --       1,272
Other                                                                   480         594
Valuation allowance                                                      --      (1,995)
                                                                   --------    --------
   Non-current                                                        1,932       1,408
                                                                   --------    --------
Net deferred tax assets                                            $ 13,072    $ 13,041
                                                                   ========    ========

<F1>
1 Payable at the time these earnings are distributed to the parent, however, tax planning strategies may mitigate this liability.

Net non-current deferred tax assets above are included in Other Assets. Total deferred tax assets were $22,522,000 and $22,247,000, and total deferred tax liabilities were $9,450,000 and $9,206,000 on December 26, 1997 and December 27, 1996, respectively. A valuation allowance of $1,995,000 has been recorded as of December 27, 1996, primarily related to the uncertainty of obtaining tax benefits for subsidiary operating losses.

E.  Debt

(In thousands)                                                  1997           1996
------------------------------------------------------         -----         ------
Term debt, 5.08% at October 1, 1997, final
   equal annual installment paid in 1997                      $   --         $  300
Industrial development refunding revenue
   bonds, 4.38% at December 26, 1997,
   payable through 2002 (property carried at
   $2,852 pledged as collateral)                               3,500          4,000
Obligations related to low-income housing investments          2,508          3,205
Other                                                          1,951          2,415
                                                              ------         ------
Total long-term debt                                           7,959          9,920
   Less current portion                                        1,796          1,845
                                                              ------         ------
Long-term portion                                             $6,163         $8,075
                                                              ======         ======

Aggregate annual scheduled maturities of long-term debt for the next five years are as follows: 1998-$1,796,000; 1999-$3,088,000; 2000-$1,215,000;
2001-$1,310,000;  2002-$550,000.  Interest paid on debt during 1997,  1996,  and
1995 amounted to $856,000,  $841,000,  and  $2,179,000,  respectively.  The fair value of the Company's long-term debt at December 26, 1997 and December 27, 1996, is not materially different than its recorded value.

The Company has an interest rate swap agreement in place whereby it fixed the interest rate of the remaining principal amounts of the Company's previously variable interest rate revenue bond debt at 4.38 percent through 2002. At December 26, 1997, the contractual variable interest rate under the revenue bonds was Bankers Trust reference rate plus 0.62 percent, or 4.78 percent. The cash flows related to the swap agreement are recorded as income when received and expense when paid. Market and credit risk are not significant.

On December 26, 1997, the Company had lines of credit with U.S. and foreign banks of $70,082,000, including a $25,000,000 revolving credit agreement. The unused portion of these credit lines was $67,734,000 at December 26, 1997. Borrowing rates under these facilities vary with the prime rate, rates on domestic certificates of deposit, and the London interbank market. The weighted short-term borrowing rates were 5.8 percent, 3.6 percent, and 2.2 percent at December 26, 1997, December 27, 1996, and December 29, 1995, respectively. The Company pays commitment fees of up to 3/16 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements. Under the most restrictive terms of the agreements, approximately $28,137,000 of retained earnings were available for payment of cash dividends at December 26, 1997.

F.  Shareholders' Equity

Changes in shareholders' equity accounts are as follows:
(In thousands)                            1997                  1996                 1995
-----------------------------------  ---------             ---------            ---------
Preferred Stock
Balance, beginning of year           $      --             $      --            $   1,474
Shares repurchased                          --                    --               (1,474)
                                     ---------             ---------            ---------
Balance, end of year                        --                    --                   --
                                     ---------             ---------            ---------
Common Stock
Balance, beginning of year              17,047                17,265               11,377
Stock split                              8,516                    --                5,754
Shares issued                              250                   188                  143
Shares repurchased                        (260)                 (406)                  (9)
                                     ---------             ---------            ---------
Balance, end of year                    25,553                17,047               17,265
                                     ---------             ---------            ---------
Additional Paid-In Capital
Balance, beginning of year              22,254                20,397               18,289
Shares issued                            4,171                 2,337                2,342
Shares repurchased                        (340)                 (480)                (234)
                                     ---------             ---------            ---------
Balance, end of year                    26,085                22,254               20,397
                                     ---------             ---------            ---------
Retained Earnings
Balance, beginning of year              85,232                64,949               50,702
Net income                              44,716                36,169               27,706
Cash dividends declared                (10,033)               (8,657)              (7,705)
Stock split                             (8,516)                   --               (5,754)
Shares repurchased                      (6,369)               (7,229)                  --
                                     ---------             ---------            ---------
Balance, end of year                   105,030                85,232               64,949
                                     ---------             ---------            ---------
Other, Net
Balance, end of year                       841                 1,517                  960
                                     ---------             ---------            ---------
Total Shareholders' Equity           $ 157,509             $ 126,050            $ 103,571
                                     =========             =========            =========

The Board of Directors declared three-for-two stock splits on December 12, 1997 and December 15, 1995, respectively; effected in the form of 50 percent stock dividends payable February 4, 1998 and February 7, 1996, respectively; to shareholders of record on January 7, 1998, and January 3, 1996, respectively. Accordingly, December 26, 1997 and December 29, 1995 balances reflect the splits with an increase in common stock and reduction in retained earnings of $8,516,000 and $5,754,000, respectively. All stock option, share, and per share data has been restated to reflect the splits.

At December 26, 1997, the Company had 22,549 authorized, but not issued, cumulative preferred shares. The Company also has authorized, but not issued, a separate class of 3,000,000 shares of preferred stock, $1 par value.

During 1995, the Company redeemed all 14,740 outstanding shares of cumulative preferred stock at the call price of $105 per share plus accrued and unpaid dividends. Prior to redemption, the holders of the cumulative preferred stock were entitled to fixed cumulative dividends of 5 percent per annum on the par value before cash dividends were paid or declared on common stock.

The Company maintains a Plan in which one preferred share purchase right ("Right") exists for each common share of the Company. Each Right will entitle its holder to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $80, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock. The Rights expire in March 2000 and may be redeemed earlier by the Board of Directors for $.01 per Right.

G. Employee  Stock  Ownership  Plan

The Company has a leveraged Employee Stock Ownership Plan (ESOP) under which there was an outstanding debt of $300,000 at December 27, 1996. The remaining balance of a concurrent loan to the ESOP Trust from the Company was paid in 1997. The Company's loan was included in long-term debt with the receivable from the ESOP in a like amount recorded as a reduction of shareholders' equity reflected in the Other, net category. The Company has made an annual contribution to the ESOP Trust through 1997 which was sufficient to repay the loan and interest thereon.

H.  Stock Option and Purchase Plans

Stock Option Plans. The Company has a Long Term Stock Incentive Plan, under which a total of 5,212,500 common shares have been reserved for issuance, with 2,029,073 shares remaining reserved at December 26, 1997. Grants under this Plan are in the form of restrictive share awards and stock options. Restrictive share awards of 963,914 common shares have been made to certain key employees under the Plan, with 67,500 shares still restricted for disposition, such restrictions will lapse on 15,000, 22,500, and 30,000 common shares in 1998, 1999, and 2000, respectively. Compensation cost charged to operations for the restricted share awards was $188,000, $256,000, and $319,000, in 1997, 1996, and 1995,
respectively. In 1997, certain officers of the Company agreed to forfeit certain stock appreciation rights under an agreement which had been granted in prior years. The net impact on earnings before income taxes in 1997 was $898,000. Unearned compensation expense relating to the remaining restricted shares is $976,000 at December 26, 1997 and is included as a reduction of shareholders' equity in the Other, net category.

Stock options for 2,366,405 common shares have also been granted under the Plan. The option price is the market price at the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant.

In 1996, the shareholders approved a Nonemployee Director Stock Option Plan, under which the Company makes initial and annual grants to the nonemployee directors of the Company. There are 300,000 common shares authorized for issuance under the Plan, all of which remained reserved at the end of 1997. Nonemployee directors receive an initial option grant of 3,000 shares upon first appointment or election and an annual option grant of 2,250 shares. The exercise price of each option is the fair market value at the date of grant. The options have a ten-year duration and may be exercised in equal installments over four years, beginning one year from the date of grant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:
                                                               Weighted Average
                                                  Shares         Exercise Price
                                               ---------       ----------------
Outstanding, December 30, 1994                 1,026,815                $  8.00
   Granted                                       220,716                  12.60
   Exercised                                     (58,478)                  5.96
   Canceled                                     (133,258)                  7.66
                                               ---------       ----------------
Outstanding, December 29, 1995                 1,055,795                   9.13
   Granted                                       105,039                  13.10
   Exercised                                     (43,680)                  8.02
   Canceled                                      (54,362)                  8.09
                                               ---------       ----------------
Outstanding, December 27, 1996                 1,062,792                   9.56
   Granted                                       237,000                  19.51
   Exercised                                     (80,961)                 21.46
   Canceled                                     (115,113)                 10.92
                                               ---------       ----------------
Outstanding, December 26, 1997                 1,103,718                $ 11.65
                                               =========       ================

The number of stock options exercisable was 460,146, 349,094, and 208,863, at December 26, 1997, December 27, 1996, and December 29, 1995, respectively. These stock options had a weighted average exercise price per share of $8.73, $7.97, and $7.62, at December 26, 1997, December 27, 1996, and December 29, 1995, respectively.

The outstanding options at December 26, 1997 expire from 2002 to 2007, with a weighted average contractual life remaining of 7.2 years, at exercise prices ranging from $6.89 to $22.75.

Stock Purchase Plans. Under the Company's Employee Stock Purchase Plan, 3,900,000 common shares have been reserved for sale to employees, 914,174 of which remained unissued at the end of 1997. The purchase price of the shares under the Plan is the lesser of 85 percent of the fair market value on the first day or the last day of the Plan year.

In 1994, the shareholders approved a Nonemployee Director Stock Plan which enable individual nonemployee directors of the Company to elect to receive or defer all or part of a director's annual retainer in the form of shares of the Company's common stock instead of cash. The Company issued 2,725, 2,282, and 728 shares under this plan during 1997, 1996, and 1995, respectively. The expense related to this plan is not significant.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the Long Term Incentive Plan and the Nonemployee Director Stock Option Plan. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 - "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced as follows:

                                              1997           1996           1995
                                           -------        -------        -------
Net earnings
  As reported                              $44,716        $36,169        $27,706
  Pro forma                                 43,358         35,276         27,075

Net earnings per common share
  Basic as reported                          $1.75          $1.40          $1.07
  Diluted as reported                         1.71           1.38           1.06

  Pro forma Basic                            $1.70          $1.36          $1.05
  Pro forma Diluted                           1.66           1.34           1.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yields of 2.0%, 2.9%, and 2.6%, expected volatility of 32.0%, 25.1%, and 21.8%, risk-free interest rates of 6.6%, 6.3%, and 6.5% and expected lives of an average of 8 years. Based upon these assumptions, the weighted average fair value at grant date of options granted during 1997, 1996, and 1995 was $10.47, $5.25, and $5.02, respectively.

The FAS No. 123 weighted average fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996, and 1995, respectively: dividend yields of 1.7%, 2.4%, and 2.7%, expected volatility of 31.7%, 25.1%, and 20.5%, risk-free interest rate of 6.5%, 6.1%, and 7.7% and expected lives of 1 year. The benefit of the 15% discount from the lesser of the fair market value per common share on the first day and the last day of the Plan year was added to the fair value of the employees' purchase rights determined using Black-Scholes. The weighted average fair value per common share was $8.05, $4.67, and $3.51 in 1997, 1996, and 1995, respectively.

I.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. The Company matched employee contributions at a 50 percent rate, up to 3 percent of the employee's compensation prior to 1998. Currently, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $941,000, $841,000, and $852,000 in 1997, 1996, and 1995, respectively.

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees and directors and certain of the employees of the Company's non-U.S. subsidiaries. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the plans' investment in the common stock of the Company was $16,860,000 and $11,070,000 at December 26, 1997 and December 27, 1996, respectively. The expenses for these plans consist of the following components:

(In thousands)                                          1997        1996        1995
------------------------------------------------    --------    --------    --------
Service cost - benefits earned during the period    $  2,366    $  2,366    $  2,385
Interest cost on projected benefit obligation          5,031       4,699       4,561
Actual return on assets                              (14,557)    (12,228)    (12,774)
Net amortization and deferral                          5,339       6,254       7,879
Cost of pension plans which are not significant
     and have not adopted SFAS No. 87                    233         171          65
                                                    --------    --------    --------
Net periodic pension cost                          ($  1,588)   $  1,262    $  2,116
                                                    ========    ========    ========

The plans' funded status and the amounts recognized in the Company's financial statements are summarized below:

                                                     1997                               1996
                                        -----------------------------      -----------------------------
                                          Plans Whose     Plans Whose        Plans Whose     Plans Whose
                                        Assets Exceed     Accumulated      Assets Exceed     Accumulated
                                          Accumulated        Benefits        Accumulated        Benefits
(In thousands)                               Benefits   Exceed Assets           Benefits   Exceed Assets
-----------------------------------     -------------   -------------      -------------   -------------
Actuarial present value:
   Vested benefit obligation                 $ 60,181        $  4,348           $ 55,688        $  4,340
   Accumulated benefit obligation            $ 65,262        $  4,783           $ 60,609        $  4,772
                                        -------------   -------------      -------------   -------------
   Projected benefit obligation              $ 72,963        $  6,086           $ 67,921        $  6,258
Plan assets at fair value                      89,460              --             76,797              --
                                        -------------   -------------      -------------   -------------
Projected benefit obligation (in
   excess of) less than plan assets            16,497          (6,086)             8,876          (6,258)
Unrecognized net (gain) loss                  (23,824)           (404)           (18,553)             43
Unrecognized net (asset) liability
    being amortized                              (113)             53               (128)            144
Adjustment required to recognize
    minimum liability                              --            (210)                --            (327)
                                        -------------   -------------      -------------   -------------
Accrued pension cost                        ($  7,440)      ($  6,647)         ($  9,805)      ($  6,398)
                                        -------------   -------------      -------------   -------------

Major assumptions at year-end:

                                                                   1997             1996         1995
                                                             ----------       ----------   ----------
Discount rate                                                     4 - 7%           4 - 7%       4 - 7%
Rate of increase in future compensation levels                2 1/2 - 7%       2 1/2 - 7%   2 1/2 - 7%
Expected long-term rate of return on plan assets                     11%<F1>           9%           9%

<F1>
1 The estimated impact in 1997, of the change in the expected long-term rate of return on plan assets, was a reduction of employee benefit cost of approximately $1,700.

In addition to providing pension benefits, the Company pays part of the health insurance costs for its retired U.S. employees and their dependents.

The Company's retiree health benefit expense for 1997, 1996, and 1995 was as follows:

(In thousands)                                   1997          1996         1995
--------------------                         --------      --------     --------
Service cost                                 $    484      $    457     $    496
Interest cost                                     979           924          890
                                             --------      --------     --------
Net benefit expense                          $  1,463      $  1,381     $  1,386
                                             ========      ========     ========

The Company's policy is to fund these benefits on a pay-as-you-go basis. The actuarial present value of these health benefit obligations and the amount recognized in the consolidated balance sheets were as follows:

(In thousands)                                                1997         1996
----------------------------------------------          ----------   ----------
Accumulated postretirement benefit obligation:
   Retirees and beneficiaries                            ($  6,444)   ($  6,000)
   Fully eligible active plan participants                  (2,456)      (2,531)
   Other active plan participants                           (6,165)      (5,738)
                                                        ----------    ---------
Accumulated benefit obligations                            (15,065)     (14,269)
   Unrecognized net loss                                       353          415
                                                        ----------    ---------
Accrued postretirement benefit cost                      ($ 14,712)   ($ 13,854)
                                                        ==========    =========

The Company's retirement medical benefit plan limits the annual cost increase that will be paid by the Company. In measuring the Accumulated Postretirement Benefit Obligation (APBO), a 6 percent maximum annual trend rate for healthcare costs was assumed for the year ending December 26, 1997. This rate is assumed to remain constant through the year 2001, decline by 1/2 percent for each of the following three years to 4.5 percent and remain at that level thereafter. The discount rate assumption at year-end for 1997, 1996, and 1995 was 7.0 percent. If the assumed healthcare cost trend rate changed by 1 percent, the APBO as of December 26, 1997 would change by 14.1 percent. The effect of a 1 percent change in the cost trend rate on the service and interest cost components of the net periodic postretirement benefits expense would be a change of 16.3 percent.

J.  Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments at December 26, 1997, under operating leases with noncancelable terms of more than one year, were $6,101,000, payable as follows:

                                                      Vehicles &
 (In thousands)                       Buildings        Equipment           Total
---------------                       ---------       ----------         -------
 1998                                   $ 1,716          $   779         $ 2,495
 1999                                     1,032              459           1,491
 2000                                       582              154             736
 2001                                       389               11             400
 2002                                       264                2             266
 Thereafter                                 713                -             713
                                      ---------       ----------         -------
                                        $ 4,696          $ 1,405         $ 6,101
                                      =========       ==========         =======

Total rental expense was $3,339,000 for 1997, $3,815,000 for 1996, and $4,722,000 for 1995.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

K.  Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securitities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, where appropriate, restated to conform to the Statement 128 requirements.

Earnings per share for all years presented, has been calculated to reflect the 3 for 2 stock splits declared on December 12, 1997 and December 15, 1995, respectively. The following table set forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                                               1997      1996      1995
-------------------------------------------------------------------------           -------   -------   -------
Numerator:
   Net earnings                                                                     $44,716   $36,169   $27,706
   Less dividends on preferred stock                                                     --        --        61
                                                                                    -------   -------   -------
   Numerator for basic and diluted earnings per share
     -earnings available to common shareholders                                     $44,716   $36,169   $27,645
                                                                                    =======   =======   =======
Denominator
   Denominator for basic earnings per share - weighted average shares                25,575    25,908    25,774
   Dilutive effect of stock options computed based on the treasury
     stock method using the average market price                                        591       394       239
                                                                                    -------   -------   -------
   Denominator for diluted earnings per share                                        26,166    26,302    26,013
                                                                                    =======   =======   =======
Basic earnings per share                                                            $  1.75   $  1.40   $  1.07
                                                                                    =======   =======   =======
Diluted earnings per share                                                          $  1.71   $  1.38   $  1.06
                                                                                    =======   =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading "Executive Officers of the Company" in Part I of this 1997 Annual Report on Form 10-K and the information under the headings "Election of Directors, Nominees and Other Directors" on pages 2 through 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance on page 13, of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held on May 5, 1998 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" on pages 5 through 12 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of the Management Organization and Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Beneficial Ownership of Shares" on pages 12 through 13 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The  Company  knows  of  no  relationships   or  transactions   which  meet  the
requirements of this Item 13.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements
            See Part II

      (2)   Financial Statement Schedule
               Page
              o  Schedule II - Valuation and Qualifying Accounts..............30

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (3)   Management  Contract,  Compensatory  Plan  or
            Arrangement.  (See  Exhibit Index)................................32

            Those entries marked  by  an  asterisk  are  Management   Contracts,
            Compensatory Plans or Arrangements.

(b)         Reports on Form 8-K

            There were no reports on Form 8-K for the thirteen weeks ended December 26, 1997.

(c)         Exhibit Index.....................................................32


Schedule II - Valuation and Qualifying Accounts                                GRACO INC. & Subsidiaries

(In thousands)
                                                               Additions
                                                Balance       charged to    Deductions
                                                     at        costs and          from        Balance at
Description                                   beginning         expenses      reserves       end of year
                                              ---------       ----------    ----------       -----------
Year ended December 26, 1997:
    Allowance for doubtful accounts             $ 2,400          $   500       $   700<F1>       $ 2,200
    Allowance    for   obsolete   and
       overstock inventory                        5,100            1,500         1,900<F2>         4,700
    Allowance for returns and credits             2,300            3,700         4,100<F3>         1,900
    Valuation   allowance   for   tax
       benefits                                   1,995               --         1,995                --
                                              ---------       ----------    ----------       -----------
                                                $11,795          $ 5,700       $ 8,695           $ 8,800
                                              =========       ==========    ==========       ===========

Year ended December 27, 1996:
    Allowance for doubtful accounts             $ 2,800          $   900       $ 1,300<F1>       $ 2,400
    Allowance    for   obsolete   and
       overstock inventory                        5,900            2,500         3,300<F2>         5,100
    Allowance for returns and credits             2,000            4,100         3,800<F3>         2,300
    Valuation   allowance   for   tax
       benefits                                   5,020               --         3,025             1,995
                                              ---------       ----------    ----------       -----------
                                                $15,720          $ 7,500       $11,425           $11,795
                                              =========       ==========    ==========       ===========

Year ended December 29, 1995:
    Allowance for doubtful accounts             $ 2,700          $   700       $   600<F1>       $ 2,800
    Allowance    for   obsolete   and
       overstock inventory                        6,400            1,400         1,900<F2>         5,900
    Allowance for returns and credits             2,000            3,400         3,400<F3>         2,000
    Valuation   allowance   for   tax
       benefits                                   6,900               --         1,880             5,020
                                              ---------       ----------    ----------       -----------
                                                $18,000          $ 5,500       $ 7,780           $15,720
                                              =========       ==========    ==========       ===========

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

Graco Inc.


  /s/George Aristides                                 March 17, 1998
  -----------------------------                       --------------
  George Aristides
  Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/George Aristides                                 March 17, 1998
  -----------------------------                       --------------
  George Aristides
  Chief Executive Officer
  (Principal Executive Officer)


  /s/Mark W. Sheahan                                  March 17, 1998
  -----------------------------                       --------------
  Mark W. Sheahan
  Treasurer
  (Principal Financial Officer)


  /s/James A. Graner                                  March 17, 1998
  -----------------------------                       --------------
  James A. Graner
  Vice President and Controller
  (Principal Accounting Officer)




D. A. Koch             Director, Chairman of the Board
G. Aristides           Director, and Chief Executive Officer
C. M. Osborne          Director, President and Chief Operating Officer
R. O. Baukol           Director
R. D. McFarland        Director
L. R. Mitau            Director
M. A.M. Morfitt        Director
D. R. Olseth           Director
J. L. Scott            Director
W. G. Van Dyke         Director

George Aristides, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


  /s/George Aristides                                 March 17, 1998
  -----------------------------                       --------------
  George Aristides
  (For himself and as attorney-in-fact)

Exhibit Index

      Exhibit
       Number  Description
       ------  -----------------------------------------------------------------

          3.1 Restated Articles of Incorporation as amended December 12, 1997. See also Exhibit 4.3.

          3.2 Restated Bylaws. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

          4.1 Credit Agreement dated October 1, 1990, between the Company and First Bank National Association. (Incorporated by reference to
               Exhibit 5 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 28, 1990.)

          4.2 Amendment 1 dated June 12, 1992, to Credit Agreement dated October 1, 1990, between the Company and First Bank National Association; and Amendment 2 dated December 31, 1992, to the same Agreement. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 3 dated November 8, 1993, and Amendment 4, dated February 8, 1994. (Incorporated by reference to Exhibit 4.2 to the Company's 1993 Annual Report on Form 10-K.) Amendment 5, dated April 10, 1995. (Incorporated by reference to Exhibit 4.2 to the Company's 1995 Annual Report on Form 10-K.) Amendment 6, dated September 27, 1996. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 27, 1996.) Amendment 7 dated May 27, 1997. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

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

        *10.1  1997   Corporate   and   Business   Unit   Annual   Bonus   Plan.
               (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 28, 1997.)

        *10.2 Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

        *10.3 Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to
               Exhibit 3 to the Company's Report on Form 8-K dated March 11, 1993.)

        *10.4 Chairman's Award Plan. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 7, 1988.)

        *10.5  Long Term Stock Incentive Plan, as amended December 12, 1997.

        *10.6 Retirement Plan for Non-Employee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

        *10.7  Deferred   Compensation   Plan   for   Non-Employee    Directors.
               (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 7, 1988.)

        *10.8  Restoration Plan (1998 Restatement).

        *10.9 Stock Option Agreement. Form of agreement used for incentive stock option/alternative stock appreciation right award to selected officers, dated February 25, 1993. (Incorporated by reference to Exhibit 10.14 to the Company's 1993 Annual Report on Form 10-K.)

       *10.10 Stock Option Agreement. Form of agreement used for non-incentive stock option/alternative stock appreciation right award to selected officers, dated May 4, 1993. (Incorporated by reference to Exhibit 10.15 to the Company's 1993 Annual Report on Form 10-K.)

       *10.11  Nonemployee Director Stock Plan, as amended November 6, 1997.

       *10.12 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated May 2, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

       *10.13 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to selected officers, dated December 15, 1994, December 27, 1994 and February 23, 1995. (Incorporated by reference to Exhibit 10.16 to the Company's 1994 Annual Report on Form 10-K.)

       *10.14 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated March 1, 1995. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 1995.)

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

       *10.17 Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K.)

       *10.18  Nonemployee  Director Stock  Option Plan,  as amended November 6,
               1997.

       *10.19 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors, dated May 7, 1996. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

       *10.20 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated February 28, 1997.(Incorporated by reference to Exhibit 10.24 to the Company's 1996 Annual Report on Form 10-K.)

       *10.21 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from incentive stock option agreement dated February 25, 1993, for selected officers. (Incorporated by reference to Exhibit 10.25 to the Company's 1996 Annual Report on Form 10-K.)

       *10.22 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from non-incentive stock option agreement dated May 4, 1993, for selected officers. (Incorporated by reference to Exhibit 10.26 to the Company's 1996 Annual Report on Form 10-K.)

       *10.23 Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control, dated April 2, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.24 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to executive officer dated May 2, 1994, March 1, 1995 and March 1, 1996. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.25 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to selected officers dated December 15, 1994. (Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.26 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to one executive officer dated December 15, 1995. (Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.27 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to one executive officer, dated April 23, 1997. (Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.28 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors, dated May 6, 1997. (Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.29 Executive Long Term Incentive Agreement. Form of restricted stock award agreement used for award to one executive officer, dated May 6, 1997. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.30 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to two executive officers, dated May 6, 1997. (Incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.31 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee director, dated September 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.32 Trust Agreement dated September 30, 1997, between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference to
               Exhibit 10.2 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.33  Key  Employee  Agreement  Amendment.  Form   of  amendment  dated
               January 9, 1998, revising payment reduction provisions.

           11 Statement of Computation of Earnings per share included in footnote K on page 28.

           21  Subsidiaries of the Registrant included herein on page 36.

           23  Independent Auditor's Consent included herein on page 36.

           24  Power of Attorney included herein on page 37.

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