Form 10-Q
period 1998-03-27
GRACO INC
filed 1998-05-11
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended March 27, 1998

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



                                 (612-623-6000)
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes     X         No

         25,814,967 common shares were outstanding as of April 30, 1998.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page Number
                                                                     -----------
PART I   FINANCIAL INFORMATION


     Item 1.  Financial Statements

               Consolidated Statements of Earnings                             3
               Consolidated Balance Sheets                                     4
               Consolidated Statements of Cash Flows                           5
               Notes to Consolidated Financial Statements                    6-7


     Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                                      8-10



PART II  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                                11


     SIGNATURES                                                               12

     1998 Corporate and Business Unit Annual Bonus Plan               Exhibit 10

     Stock Option Agreement.  Form of agreement used for
     award of non-incentive stock options to executive
     officers, dated February 27, 1998                              Exhibit 10.1

     Computation of Net Earnings per Common Share                     Exhibit 11
     Financial Data Schedule                                          Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item 1.                CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    Thirteen Weeks Ended
                                                    --------------------
                                         March 27, 1998          March 28, 1997
                                         --------------          --------------
                                         (In thousands except per share amounts)

Net Sales                                $      105,717          $       92,099

      Cost of products sold                      53,772                  47,566
                                         --------------          --------------
Gross Profit                                     51,945                  44,533

      Product development                         4,782                   4,825
      Selling                                    22,647                  21,633
      General and administrative                 10,165                   8,555
                                         --------------          --------------
Operating Profit                                 14,351                   9,520

      Interest expense                              225                     207
      Other expense, net                            279                    (368)
                                         --------------          --------------
Earnings Before Income Taxes                     13,847                   9,681

      Income taxes                                4,900                   3,500
                                         --------------          --------------
Net Earnings                             $        8,947          $        6,181
                                         ==============          ==============

Basic Net Earnings Per Common Share*     $          .35          $          .24
                                         ==============          ==============
Diluted Net Earnings Per Common*         $          .34          $          .24
                                         ==============          ==============
Basic Weighted Average Number
   of Common Shares*                             25,635                  25,659

Diluted Weighted Average Number
   of Common Shares*                             26,239                  26,248


*All 1997 per share data has been restated for the three-for-two stock split paid February 4, 1998.

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                              March 27, 1998  December 26, 1997
                                              --------------  -----------------
ASSETS                                                   (In thousands)
Current Assets:
      Cash and cash equivalents               $       28,383  $          13,523
      Accounts receivable, less allowances
         of $4,600 and $4,100                         83,699             86,148
      Inventories                                     46,170             43,942
      Deferred income taxes                           10,949             11,140
      Prepaid expenses                                 1,282              1,539
                                              --------------  -----------------
            Total current assets                     170,483            156,292

Property, Plant and Equipment:
      Cost                                           197,284            196,940
      Accumulated depreciation                       (98,176)           (96,760)
                                              --------------  -----------------
                                                      99,108            100,180

Other Assets                                           7,586              8,060
                                              --------------  -----------------

                                              $      277,177  $         264,532
                                              ==============  =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                  $        4,996  $           2,911
      Current portion of long-term debt                1,796              1,796
      Trade accounts payable                          14,562             12,542
      Salaries, wages & commissions                   10,753             14,903
      Accrued insurance liabilities                   10,571             10,227
      Income taxes payable                             7,399              5,546
      Other current liabilities                       21,853             21,055
                                              --------------  -----------------

            Total current liabilities                 71,930             68,980

Long-term debt, less current portion                   5,809              6,163

Retirement benefits and deferred compensation         31,594             31,880

Shareholders' equity:
      Common stock                                    25,792             25,553
      Additional paid-in capital                      29,670             26,085
      Retained earnings                              112,382            105,030
      Other, net                                           0                841
                                              --------------  -----------------
            Total Shareholders' Equity               167,844            157,509
                                              --------------  -----------------

                                              $      277,177  $         264,532
                                              ==============  =================
                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Thirteen Weeks
                                                          --------------
                                                 March 27, 1998  March 28, 1997
                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (In thousands)

Net Earnings                                           $  8,947        $  6,181
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation                                        3,994           3,548
      Deferred income taxes                                 158            (481)
      Change in:
        Accounts receivable                                 952             (61)
        Inventories                                      (2,531)         (6,688)
        Trade accounts payable                            1,999            (419)
        Retirement benefits and deferred
         compensation                                      (200)            571
        Other accrued liabilities                        (1,125)         (7,029)
        Other                                               839          (1,453)
                                                 --------------  --------------

                                                         13,033          (5,831)
                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions               (2,995)         (6,340)
   Proceeds from sale of property, plant,
      and equipment                                         170           1,578
                                                 --------------  --------------

                                                         (2,825)         (4,762)
                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit         5,037           5,335
   Payments on notes payable and lines of credit         (2,772)         (1,528)
   Payments on long-term debt                              (310)           (326)
   Common stock issued                                    3,822           2,790
   Repurchase of common stock                               (12)             --
   Cash dividends paid                                   (2,811)         (2,420)
                                                 --------------  --------------

                                                          2,954           3,851
                                                 --------------  --------------

Effect of exchange rate changes on cash                   1,698           1,585
                                                 --------------  --------------

Net increase (decrease) in cash and cash
   equivalents                                           14,860          (5,157)

Cash and cash equivalents:

   Beginning of year                                     13,523           6,535
                                                 --------------  --------------

   End of period                                  $      28,383  $        1,378
                                                 ==============  ==============

                     See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 27, 1998 and the related statements of earnings for the thirteen weeks ended March 27, 1998 and March 28, 1997 and cash flows for the thirteen weeks ended March 27, 1998, and March 28, 1997, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 27, 1998, and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

     The  results  of  operations  for  interim   periods  are  not  necessarily
     indicative of results which will be realized for the full fiscal year.

2.   Major components of inventories were as follows (in thousands):

                                           March 27, 1998     December 26, 1997
                                           --------------     -----------------

     Finished products and components      $       39,170     $          38,290
     Products and components in various
          stages of completion                     24,375                25,320
     Raw materials                                 19,171                16,715
                                           --------------     -----------------

                                                   82,716                80,325

     Reduction to LIFO cost                       (36,546)              (36,383)
                                           --------------     -----------------
                                           $       46,170     $          43,942
                                           ==============     =================

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


( Continued)


3. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company at the end of the 1998 fiscal year. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet determined the nature of its segments, nor has it determined how adoption of SFAS No. 131 will impact its future disclosures.


4. Europe's December 1997 operating results were recorded as an adjustment to equity. Those results included sales of $3,836,000 and net earnings of $300,000. The results of operations for Graco Inc., (the Company) for the quarter ended March 27, 1998 include Europe's operations for the months of January, February and March. First quarter 1997 results included the months of December, 1996 and January and February, 1997. Had the company included the months of January, February and March in its operating results for Europe in the first quarter of 1997, net sales would have been $94,099,000, net earnings would have been $6,854,000 and diluted earnings per share would have been $0.26.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net earnings of $8.9 million for the quarter ended March 27, 1998 increased 45 percent over the first quarter of 1997 earnings of $6.2 million. The quarterly earnings improvement was driven by higher sales and improved gross margin rates. First quarter operating earnings include charges related to restructuring Graco's Automotive operation in Plymouth, Michigan. Many of the functions that were performed in Plymouth will be relocated to Graco's Minneapolis facilities. Most of the restructuring charges have been recognized, and it is expected that the transition will be completed by the end of the second quarter of 1998. First quarter operating results also include charges for restructuring operations in Asia Pacific.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                        First Quarter
                                                      (13 weeks) Ended
                                                      ----------------

                                              March 27, 1998     March 28, 1997
                                              --------------     --------------

Net Sales                                              100.0%             100.0%
                                              --------------     --------------
Cost of Products Sold                                   50.9               51.6

Product Development                                      4.5                5.2

Selling                                                 21.4               23.6

General and Administrative                               9.6                9.3
                                              --------------     --------------

Operating Profit                                        13.6               10.3
                                              --------------     --------------

Interest Expense                                         (.2)               (.2)
                                              --------------     --------------

Other Income(Expense), Net                               (.3)                .4
                                              --------------     --------------

Earnings Before Income Taxes                            13.1               10.5
                                              --------------     --------------

Income Taxes                                             4.6                3.8
                                              --------------     --------------

Net Earnings                                             8.5%               6.7%
                                              ==============     ==============

                           GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net Sales

Net sales in the first quarter of $105.7 million were 15 percent higher than the same period last year. The improved sales level was achieved despite a negative currency impact, which had a 3 percent impact on sales for the quarter.

The Contractor Equipment Division sales of $37.4 million increased from last year's first quarter due to new product introductions and stronger demand for existing products. Industrial Equipment Division sales of $40.5 million improved 10 percent, driven by strong demand for industrial products in Europe and the Americas. Automotive sales of $17.0 million increased 26 percent due to strong sales in North America, improved system sales in Europe and the change in calendar months reported in Europe. Lubrication Equipment Division quarterly sales increased 2 percent to $10.9 million.

Geographically, sales in the Americas (North, South and Central) increased 15 percent to $71.9 million for the quarter primarily due to strong Contractor and Industrial activity. European sales, on a comparable basis, of $20.4 million were 21 percent higher than last year, and would have been 29% higher with constant exchange rates The growth in Europe was attributable primarily to strong Industrial and Automotive sales. Asia Pacific sales of $10.5 million were 17 percent lower than last year's first quarter (including an 11 percent decline due to exchange rates) due to the instability in the economies of Japan, Korea and Southeast Asia.

Gross Profit

Gross profit as a percentage of net sales increased to 49.1 percent in the first quarter, compared to 48.4 percent for the same period last year. The increases were primarily due to manufacturing efficiencies and price increases.


Operating Expenses

Operating expenses in the first quarter of $37.6 million increased 7 percent from the first quarter of 1997, but decreased from 38.1% to 35.5% of net sales. General and administrative expenses were 19 percent higher than the same quarter last year, largely due to restructuring charges related to operations in Plymouth, Michigan and South East Asia. Selling expenses increased 5 percent compared to the first quarter last year due to increased sales levels and increased warranty costs. Product development costs remained relatively flat in comparison to the first quarter of 1997.

                           GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Other Income (Expense)

Other expense was $0.3 million in the first quarter, compared to $0.4 million of income for the same period last year. The first quarter of 1998 was affected more unfavorably by foreign exchange rate changes, while 1997 was favorably impacted by a gain on the sale of the Company's Franklin Park, Illinois facility.


Income Taxes

The effective tax rate decreased to 35 percent in the quarter compared to 36 percent last year.


Liquidity and Capital Resources

The Company generated $13.0 million of cash flow from operating activities in the first three months of 1998 compared to using cash of $5.8 million for the same period last year. Significant uses of operating cash flow in 1998 resulted from a planned increase in inventory levels primarily in Europe. Available cash and borrowing on lines of credit of $5.0 million were used to fund short-term operating needs, finance capital expenditures of $3.0 million and pay dividends of $2.8 million. The Company had unused lines of credit available at March 27, 1998 totaling $70.1 million. The available credit facilities and internally-generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook

The Company is cautiously optimistic about the outlook for 1998 based on the level of activity during the first quarter. Overall we expect improved financial results in 1998. We anticipate higher sales, driven by continued new product introductions, an improved and expanding worldwide distribution network and good economic conditions in North America and Europe, despite weakness in Asia Pacific, including Japan, South Korea and Southeast Asia.

Graco has undertaken a number of restructuring efforts recently to improve its effectiveness in the markets it serves, and have increased the Company's operating margins and net profits. These efforts will continue to favorably impact margins and profits in 1998. We are implementing additional measures to improve operating efficiency.

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

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               1998 Corporate and Business Unit
               Annual Bonus Plan                                      Exhibit 10

               Stock Option Agreement.  Form of agreement
               used for award of non-incentive stock options
               to executive officers, dated February 28, 1998.      Exhibit 10.1

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


                                             GRACO INC.


Date: May 8, 1998                         By:/s/George Aristides
                                             George Aristides
                                             Chief Executive Officer





Date: May 8, 1998                         By:/s/Mark W. Sheahan
                                             Mark W. Sheahan
                                             Treasurer
                                             (Principal Financial Officer)