Form 10-Q
period 1998-06-26
GRACO INC
filed 1998-08-10
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 26, 1998

Commission File Number:  001-9249


                                   GRACO INC.
                                   ----------
             (Exact name of Registrant as specified in its charter)



Minnesota                                             41-0285640
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)



4050 Olson Memorial Highway
Golden Valley, Minnesota                                                 (55422)
----------------------------------------                              ----------
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


                               Yes   X          No
                                  ------          -----------

         20,039,793 common shares were outstanding as of July 24, 1998.

                              GRACO INC. AND SUBSIDIARIES

                                         INDEX


                                                                     Page Number

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Earnings                                   3
         Consolidated Balance Sheets                                           4
         Consolidated Statements of Cash Flows                                 5
         Notes to Consolidated Financial Statements                          6-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations                                              9-12

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15

Eighth Amendment to Credit Agreement dated May 28, 1998
between the Company and U.S. Bank National Association,
formerly First Bank National Association                               Exhibit 4

Stock Repurchase Agreement dated May 18, 1998 between
Graco Inc. and David A. Koch, Paul M. Torgerson and U.S. Bank
Trust National Association SD, as Trustees of the Trust
administered pursuant to Article V of the Last Will and
Testament and Codicil thereto of Clarissa L. Gray.
(Incorporated by reference to Exhibit 10.1 to the Company's
Report on Form 8-K dated June 5, 1998.)                               Exhibit 10

Computation of Net Earnings per Common Share                          Exhibit 11
Financial Data Schedule (EDGAR filing only)                           Exhibit 27


                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item 1.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                            Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                            --------------------             ----------------------
                                        June 26, 1998   June 27, 1997    June 26, 1998   June 27, 1997
                                                  (In thousands except per share amounts)

Net Sales                               $     115,153   $     111,721    $     220,870   $     203,820

   Cost of products sold                       57,066          58,322          110,838         105,888
                                        -------------   -------------    -------------   -------------

Gross Profit                                   58,087          53,399          110,032          97,932

   Product development                          4,716           4,828            9,498           9,653
   Selling                                     21,550          23,764           44,197          45,397
   General and administrative                  12,254           8,284           22,419          16,839
                                        -------------   -------------    -------------   -------------
Operating Profit                               19,567          16,523           33,918          26,043

   Interest expense                               173             240              398             447
   Other (income) expense, net                   (171)            615              108             247
                                        -------------   -------------    -------------   -------------
Earnings Before Income Taxes                   19,565          15,668           33,412          25,349

Income taxes                                    6,800           5,250           11,700           8,750
                                        -------------   -------------    -------------   -------------
Net Earnings                            $      12,765   $      10,418    $      21,712   $      16,599
                                        =============   =============    =============   =============

Basic Net Earnings Per Common Share*    $         .49   $         .41    $         .84   $         .65
                                        =============   =============    =============   =============
Diluted Net Earnings Per Common Share*            .48   $         .40    $         .82   $         .64
                                        =============   =============    =============   =============
Basic Weighted Average Number
of Common Shares*                              25,817          25,701           25,644          25,680

Diluted Weighted Average Number
of Common Shares*                              26,755          26,208           26,497          26,243

*All 1997 per share data has been restated for the three-for-two stock split paid February 4, 1998.

                 See notes to consolidated financial statements.

                                       3

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             June 26, 1998    December 26, 1997
                                             -------------    -----------------
ASSETS (Unaudited)

Current Assets:
      Cash and cash equivalents              $      34,226    $          13,523
      Accounts receivable, less allowances
         of $5,200 and $4,100                       86,499               86,148
      Inventories                                   43,822               43,942
      Deferred income taxes                         11,322               11,140
      Other current assets                           1,526                1,539
                                             -------------    -----------------
            Total current assets                   177,395              156,292

Property, Plant and Equipment:
      Cost                                         199,671              196,940
      Accumulated depreciation                    (101,065)             (96,760)
                                             -------------    -----------------
                                                    98,606              100,180

Other Assets                                         7,797                8,060
                                             -------------    -----------------
                                             $     283,798    $         264,532
                                             =============    =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                 $       4,472    $           2,911
      Current portion of long-term debt              1,788                1,796
      Trade accounts payable                        12,731               12,542
      Salaries, wages & commissions                 12,586               14,903
      Accrued insurance liabilities                 10,887               10,227
      Income taxes payable                           6,089                5,546
      Other current liabilities                     21,526               21,055
                                             -------------    -----------------
           Total current liabilities                68,874               68,980

Long-term Debt, less current portion                 5,422                6,163

Retirement Benefits and Deferred Compensation       31,301               31,880

Shareholders' Equity:
      Common stock                                  25,833               25,553
      Additional paid-in capital                    29,970               26,085
      Retained earnings                            121,376              105,030
      Other, net                                     1,022                  841
                                             -------------    -----------------
             Total shareholders' equity            178,201              157,509
                                             -------------    -----------------
                                             $     283,798    $         264,532
                                             =============    =================

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Twenty-Six Weeks
                                                          ----------------

                                                   June 26, 1998  June 27, 1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      (In thousands)

Net Earnings                                       $      21,712  $      16,599
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                        7,864          7,284
      Deferred income taxes                                 (436)        (1,715)
      Change in:
        Accounts receivable                               (2,063)        (8,832)
        Inventories                                           45         (3,042)
        Trade accounts payable                               236            950
        Retirement benefits and deferred
         compensation                                       (348)         1,286
        Other accrued liabilities                         (1,816)        (7,633)
        Other                                                538         (1,055)
                                                   -------------  -------------
                                                          25,732          3,842
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions                (6,492)       (12,881)
   Proceeds from sale of property, plant
      and equipment                                          386          1,555
                                                   -------------  -------------

                                                          (6,106)       (11,326)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit          5,789         37,420
   Payments on notes payable and lines of credit          (3,960)       (28,805)
   Payments on long-term debt                               (722)          (714)
   Common stock issued                                     4,164          2,850
   Retirement of common stock                                (12)        (5,145)
   Cash dividends paid                                    (5,649)        (4,836)
                                                   -------------  -------------
                                                            (390)           770
                                                   -------------  -------------
Effect of exchange rate changes on cash                    1,467          2,437
                                                   -------------  -------------
Net increase (decrease) in cash and cash equivalents      20,703         (4,277)

Cash and cash equivalents:

   Beginning of year                                      13,523          6,535
                                                   -------------  -------------
   End of period                                   $      34,226  $       2,258
                                                   =============  =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 26, 1998 and the related statements of earnings for the thirteen and twenty-six weeks ended June 26, 1998, and June 27, 1997, and cash flows for the twenty-six weeks ended June 26, 1998, and June 27, 1997, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 26, 1998, and the results of operations and cash flows for all periods presented.

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

2.   Major components of inventories were as follows (in thousands):

                                                 June 26, 1998     Dec 26, 1997
                                                 -------------     ------------
     Finished products and components            $      35,897     $     38,290
     Products and components in various
        stages of completion                            25,527           25,320
     Raw materials                                      18,846           16,715
                                                 -------------     ------------
                                                        80,270           80,325
     Reduction to LIFO cost                            (36,448)         (36,383)

                                                 -------------     ------------
                                                  $     43,822      $    43,942

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
 (Continued)

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

4. To match North American and European fiscal years, Europe's December 1997 operating results were recorded as an adjustment to equity. Those results included sales of $3,836,000 and net earnings of $300,000. The results of operations for Graco Inc. for the quarter ended June 26, 1998 include Europe's operations for the months of April, May and June. Second quarter 1997 results included the months of March, April and May, 1997. The inclusion of the months of April, May, and June in the operating results for Europe in the second quarter of 1997 would have had an immaterial impact on sales, net earnings, and diluted earnings per share.

5. On July 2, 1998, the Company repurchased 5,800,000 shares of common stock, for $190,887,000, from its largest shareholder, the Trust under the Will of Clarissa L. Gray, pursuant to an agreement executed in May, 1998. The stock repurchase was funded with cash of $32,887,000 and $158,000,000 from the credit facility discussed below.

     On July 2, 1998 the Company entered into a five-year $190,000,000 reducing revolving credit facility (the Revolver) with a syndicate of ten banks including the lead bank, US Bank National Association. The Company's initial borrowing of $158,000,000 financed a portion of the stock repurchase discussed above. $135,500,000 of the outstanding balance bears interest at the London Interbank Offered Rate ("LIBOR") plus 0.625%. The remaining $22,500,000 balance bears interest at Prime. The Revolver requires quarterly reductions of the maximum amount of the credit line, and requires the Company to maintain certain financial covenants as to net worth, cash flow leverage and fixed charge coverage.

     In conjunction with the aforementioned Revolver, the Company entered into a two-year, $75,000,000 interest rate swap agreement on July 2, 1998 with Wachovia Bank, National Association to manage its exposure to interest rate changes.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
 (Continued)


5.   (cont.)

     The pro forma net income of the Company, assuming the stock repurchase and related signing of the Revolver had occurred on December 27, 1997, would have been $18.3 million for the six months ended June 26, 1998, including the impact of increased interest expense net of related income taxes. For the six months then ended, the pro forma basic and diluted earnings per share are $.92 and $.88. The pro forma condensed balance sheet of the Company as of June 26, 1998 is shown below.



                                             June 26, 1998        June 26, 1998
                                              As Reported           Pro Forma
                                             -------------        -------------

     Cash                                    $      34,226        $       1,226
     Current Assets                                177,395              144,395
     Total Assets                                  283,798              250,798



     Current Liabilities                            68,874               68,874
     Long-term Debt                                  5,422              163,422
     Total Liabilities                             105,597              263,597



     Shareholders' Equity                    $     178,201        $     (12,799)




     Common Shares Outstanding                      25,836               20,036

Item 2.                   GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net earnings of $12.8 million for the quarter ended June 26, 1998 increased 23 percent over the second quarter of 1997 earnings of $10.4 million. For the six months ended June 26, 1998, net earnings of $21.7 million were 31 percent over 1997 earnings of $16.6 million. The quarterly earnings improvement was driven by higher sales and improved gross margins.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                  Second Quarter               Six Months
                                 (13 weeks) Ended           (26 weeks) Ended
                               ---------------------      ---------------------
                               June 26       June 27      June 26       June 27
                                  1998          1997         1998          1997
                               -------       -------      -------       -------
Net Sales                        100.0%        100.0%       100.0%        100.0%
                               -------       -------      -------       -------
Cost of Products Sold             49.6          52.2         50.2          52.0
Product Development                4.1           4.3          4.3           4.7
Selling                           18.7          21.3         20.0          22.3
General and Administrative        10.6           7.4         10.2           8.3
                               -------       -------      -------       -------
Operating Profit                  17.0          14.8         15.4          12.7
                               -------       -------      -------       -------
Interest Expense                   (.2)          (.2)         (.2)          (.2)
                               -------       -------      -------       -------
Other Income(Expense), Net          .2           (.6)         (.1)          (.1)
                               -------       -------      -------       -------
Earnings Before Income Taxes      17.0          14.0         15.1          12.4
Income Taxes                       5.9           4.7          5.3           4.3
                               -------       -------      -------       -------
Net Earnings                      11.1%          9.3%         9.8%          8.1%
                               =======       =======      =======       =======

Net Sales

Net sales in the second quarter of $115.2 million were 3 percent higher than the same period last year. Year-to-date sales of $220.9 million were 8 percent higher than the first six months of 1997. The improved sales level was achieved despite a negative currency impact, which reduced the sales increase by 2 percent for the quarter and 3 percent for the six month period.

Industrial/Automotive Equipment Division sales improved 4 percent to $59.3 million for the quarter, driven by increased sales in the Americas and Europe. Sales for the six month period ended June 26, 1998 in Industrial/Automotive of $116.7 million were 9 percent higher than 1997. Second quarter Contractor Equipment Division sales of $44.3 million were 5 percent higher than last year due primarily strong demand in North America and Europe. Year-to-date sales in the Contractor Equipment Division were up 11 percent to $81.6 million. Lubrication Equipment Division quarterly sales decreased 6 percent to $11.6 million. Sales of $22.7 million for the first six months in the Lubrication Equipment Division were down 2 percent over the same period last year.

Geographically, sales in the Americas (North, South and Central) increased 7 percent to $81.2 million for the quarter primarily due to strong Contractor and Industrial/Automotive activity. Year-to-date sales in the Americas of $153.1 million are up 11 percent over the same period last year. Sales in Europe for the quarter of $24.4 million were 12 percent higher than last year (including a 4 percent decline due to exchange rates). European sales for the six months ended June 26, 1998 of $47.8 million improved 23 percent from the same period last year (including an 6 percent decline due to exchange rates). The growth in Europe was attributable primarily to strong Industrial/Automotive and Contractor activity. Asia Pacific sales of $9.5 million were 32 percent lower than last year's second quarter (including a 10 percent decline due to exchange rates) due primarily to the instability in the economies of Japan, Korea, and Southeast Asia.

Gross Profit

Gross profit as a percentage of net sales improved to 50.4 percent in the second quarter, compared to 47.8 percent for the same period last year. Gross profit margin for six months of 49.8 percent increased 1.8 percentage points from the 1997 rate. The increases for the quarter and six months were primarily the result of improvements in manufacturing processes, disciplined purchasing, increased sales volumes, and price increases. The strengthening of the U.S. dollar has reduced gross margins as a greater proportion of the Company's sales than costs are denominated in currencies other than the U.S. dollar.

Operating Expenses

Second quarter operating expenses of $38.5 million increased 4 percent from the second quarter of 1997. Operating expenses of $76.1 million for the first six months were 6% above the 1997 level. General and administrative expenses increased $4.0 million for the quarter due primarily to information systems expenses related to the Year 2000 conversion and non-recurring charges for restructuring Graco's operations in Japan. Selling expenses were 9 percent lower than the same quarter last year. Current year headcount reductions have partially contributed to the decreased expenses. Product development costs were relatively flat in comparison to the second quarter of 1997.

Other Income (Expense)

Other income was $.2 million in the second quarter, compared to $.6 million of expense for the same period last year. The second quarter of 1998 included higher interest income while the second quarter of 1997 included foreign exchange losses. Other expense for the six months ended June 26, 1998 was $.1 million, compared to $.2 million in the same period of 1997.

Income Taxes

The  quarterly  and six month  effective  income tax rates were 34.8 percent and
34.5 percent, respectively compared to 35.0 percent for the six month period last year.

Liquidity and Capital Resources

The Company generated $25.7 million of cash flow from operating activities in the first six months of 1998, compared to $3.8 million for the same period last year. Significant uses of operating cash flow in 1998 included an increase in accounts receivable balances and a reduction in other accrued liabilities, most significantly advances from customers related to custom system orders which are being replaced by packaged solutions. Available cash and borrowing on lines of credit of $5.8 million were used to fund short-term operating needs, finance capital expenditures of $6.5 million and pay dividends of $5.6 million. The Company had unused lines of credit available at June 26, 1998 totaling $65.7 million. On July 2, 1998 the Company repurchased 5.8 million shares of its stock and entered into $190,000,000 reducing revolving credit facility to fund a portion of the repurchase. See Note 5 of the Consolidated Financial Statements for further discussion. The credit facility discussed in Note 5 of the Consolidated Financial Statements and other existing credit facilities and internally-generated funds provide the Company with the financial flexibility to meet liquidity needs.

Year 2000 Information System Disclosures

The Company is continuing its program, begun in 1996, to ensure that all hardware and software will be year 2000 compliant. A dedicated project team is expected to complete the conversion of core business applications in 1998. Additional teams have initiated year 2000 compliance projects on the Company's network, operating system software, and distributed systems.

The Company has incurred costs totaling $2 million during 1998, and estimates a total of an additional $3 to $6 million to be spent in the remainder of 1998 and 1999 to resolve year 2000 issues. These costs are charged to expense as incurred and include software license fees and allocation of internal staff time. Incremental costs associated with year 2000 compliance are not anticipated to result in significant increases in future operating expenses and are not expected to have a material adverse effect on the results of operations, liquidity and capital resources. Rather, existing resources are being redeployed and other projects are being delayed to accommodate year 2000 related projects.

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

Outlook

The Company is optimistic about the balance of the year with strong order levels in the Contractor and Industrial/Automotive Equipment Divisions as the third quarter begins. Backlog at June 26, 1998 stands at $25 million, up $4 million since the beginning of the year driven by a strong economy in North America.

The Company has undertaken a number of restructuring efforts to improve its effectiveness in the markets it serves, and increase the company's operating margins and net profits. These efforts will continue in 1998.


                           SAFE HARBOR CAUTIONARY STATEMENT

The information in this 10-Q contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1997.

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 4, 1998, Dale R. Olseth, Charles M. Osborne, Jerald L. Scott, and William G. VanDyke were elected to the Office of Director with the following votes:

                                            FOR                      WITHHELD
                                        ----------                   --------
Dale R. Olseth                          24,361,361                    136,171
Charles M. Osborne                      24,365,691                    131,841
Jerald L. Scott                         24,396,545                    100,987
William G. VanDyke                      24,392,962                    104,571

At the same meeting, the following matter was also voted upon with the votes as indicated:


The selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

   For              Against              Abstentions             Broker Non-Vote
   ---              -------              -----------             ---------------

24,405,829          28,600                  63,104                      0

No other matters were voted on at the meeting.

Item 6.  Exhibits and Reports on Form 8-K.


         (a)   Exhibits

               Eighth Amendment to Credit Agreement dated
               May 28, 1998 between the Company and U.S.
               Bank National Association, formerly First Bank
               National Association.                                  Exhibit 4

               Computation of Net Earnings per Common Share.         Exhibit 11

               Financial Data Schedule (EDGAR filing only).          Exhibit 27

         (b)   Reports on Form 8-K

               Stock Repurchase Agreement dated May 18, 1998
               between Graco Inc. and David A. Koch,
               Paul M. Torgerson and U.S. Bank Trust National
               Association SD, as Trustees of the Trust administered
               pursuant to Article V of the Last Will and Testament
               and Codicil thereto of Clarissa L. Gray.
               (Incorporated by reference to Exhibit 10.1 to the
               Company's Report on Form 8-K dated June 5, 1998.)     Exhibit 10

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             GRACO INC.


Date: August 3, 1998                      By:/s/George Aristides
                                             George Aristides
                                             Chief Executive Officer






Date: August 3, 1998                      By:/s/James A. Graner
                                             James A. Graner
                                             Vice President & Controller
                                             ("duly authorized officer")