Form 10-Q/A
period 1998-06-26
GRACO INC
filed 1998-08-14
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                       2

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             June 26, 1998    December 26, 1997
                                             -------------    -----------------
ASSETS (Unaudited)

Current Assets:
      Cash and cash equivalents              $      34,226    $          13,523
      Accounts receivable, less allowances
         of $5,200 and $4,100                       86,499               86,148
      Inventories                                   43,822               43,942
      Deferred income taxes                         11,322               11,140
      Other current assets                           1,526                1,539
                                             -------------    -----------------
            Total current assets                   177,395              156,292

Property, Plant and Equipment:
      Cost                                         199,671              196,940
      Accumulated depreciation                    (101,065)             (96,760)
                                             -------------    -----------------
                                                    98,606              100,180

Other Assets                                         7,797                8,060
                                             -------------    -----------------
                                             $     283,798    $         264,532
                                             =============    =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                 $       4,472    $           2,911
      Current portion of long-term debt              1,788                1,796
      Trade accounts payable                        12,731               12,542
      Salaries, wages & commissions                 12,586               14,903
      Accrued insurance liabilities                 10,887               10,227
      Income taxes payable                           6,089                5,546
      Other current liabilities                     20,321               21,055
                                             -------------    -----------------
           Total current liabilities                68,874               68,980

Long-term Debt, less current portion                 5,422                6,163

Retirement Benefits and Deferred Compensation       31,301               31,880

Shareholders' Equity:
      Common stock                                  25,833               25,553
      Additional paid-in capital                    29,970               26,085
      Retained earnings                            121,376              105,030
      Other, net                                     1,022                  841
                                             -------------    -----------------
             Total shareholders' equity            178,201              157,509
                                             -------------    -----------------
                                             $     283,798    $         264,532
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




                                             GRACO INC.


Date:  August 14, 1998              By:/s/Mark W. Sheahan
                                    Title: Treasurer