Form 10-Q
period 1998-09-25
GRACO INC
filed 1998-11-09
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 25, 1998

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


                                Yes     X         No
                                   -----------      ----------
        20,091,027 common shares were outstanding as of October 22, 1998.

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

Credit Agreement dated July 2, 1998, between the Company
   and U.S. Bank National Association                                 Exhibit  4

Computation of Net Earnings per Common Share                          Exhibit 11

Financial Data Schedule (EDGAR filing only)                           Exhibit 27


                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                 CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                            Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                            --------------------            -----------------------
                                        Sept 25, 1998   Sept 26, 1997      Sept 25, 1998   Sept 26, 1997
                                        -------------   -------------      -------------   -------------
                                                     (In thousands except per share amounts)

Net Sales                               $     106,202   $     101,920      $     327,072   $     305,740

   Cost of products sold                       52,221          50,558            163,059         156,446
                                        -------------   -------------      -------------   -------------

Gross Profit                                   53,981          51,362            164,013         149,294

   Product development                          4,369           4,167             13,867          13,820
   Selling                                     19,725          21,051             63,922          66,448
   General and administrative                   9,920           8,425             32,339          25,264
                                        -------------   -------------      -------------   -------------

Operating Profit                               19,967          17,719             53,885          43,762

   Interest expense                             2,569             216              2,967             663
   Other (income) expense, net                    675             124                783             371
                                        -------------   -------------      -------------   -------------

Earnings Before Income Taxes                   16,723          17,379             50,135          42,728

Income taxes                                    5,650           4,500             17,350          13,250
                                        -------------   -------------      -------------   -------------

Net Earnings                            $      11,073   $      12,879      $      32,785   $      29,478
                                        =============   =============      =============   =============

Basic Net Earnings Per Common Share*    $         .54   $         .50      $        1.38   $        1.15
                                        =============   =============      =============   =============

Diluted Net Earnings Per Common Share*  $         .53   $         .49      $        1.35   $        1.13
                                        =============   =============      =============   =============


*All 1997 per share data has been restated for the three-for-two stock split paid February 4, 1998.







                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                          September 25, 1998  December 26, 1997

ASSETS (Unaudited)


Current Assets:
   Cash and cash equivalents              $            3,642   $         13,523
   Accounts receivable, less allowances
      of $4,800 and $4,100                            83,677             86,148
   Inventories                                        40,075             43,942
   Deferred income taxes                              11,238             11,140
   Other current assets                                1,036              1,539
                                          ------------------   -----------------
         Total current assets                        139,668            156,292

Property, Plant and Equipment:
   Cost                                              200,338            196,940
   Accumulated depreciation                         (102,953)           (96,760)
                                          ------------------   -----------------
                                                      97,385            100,180

Other Assets                                           7,774              8,060
                                          ------------------   -----------------
                                          $          244,827   $        264,532
                                          ==================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                 $            9,387   $          2,911
   Current portion of long-term debt                   2,671              1,796
   Trade accounts payable                             10,740             12,542
   Salaries, wages & commissions                      13,632             14,903
   Accrued insurance liabilities                      11,240             10,227
   Income taxes payable                                6,988              5,546
   Other current liabilities                          22,952             21,055
                                          ------------------   -----------------
         Total current liabilities                    77,610             68,980

Long-term Debt, less current portion                 140,444              6,163

Retirement Benefits and Deferred Compensation         29,985             31,880

Shareholders' Equity:
   Common stock                                       20,088             25,553
   Additional paid-in capital                         23,734             26,085
   Retained earnings                                 (48,146)           105,030
   Other, net                                          1,112                841
                                          ------------------   -----------------
         Total shareholders' equity                   (3,212)           157,509

                                          $          244,827   $        264,532
                                          ==================   =================

                 See notes to consolidated financial statements.


             GRACO INC. AND SUBSIDIARIES GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Thirty-Nine Weeks
                                                               -----------------

                                                      Sept. 25, 1998     Sept. 26, 1997
                                                      --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:                            (In thousands)
Net Earnings                                           $      32,785     $       29,478
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                           10,975             10,507
      Deferred income taxes                                   (1,052)            (2,137)
      Change in:
        Accounts receivable                                    2,100             (2,665)
        Inventories                                            3,949             (4,972)
        Trade accounts payable                                (1,703)               655
        Retirement benefits and deferred
         compensation                                         (1,705)             1,036
        Other accrued liabilities                              3,155             (5,743)
        Other                                                  2,117               (240)
                                                       -------------      -------------
                                                              50,621             25,919
                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions                    (8,486)           (16,793)
   Proceeds from sale of property, plant
      and equipment                                              112              1,642
                                                       -------------      -------------
                                                              (8,374)           (15,151)
                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing on notes payable and lines of credit             39,407             40,289
   Payments on notes payable and lines of credit             (32,591)           (41,470)
   Borrowings on long-term debt                              176,200                  -
   Payments on long-term debt                                (41,045)              (922)
   Common stock issued                                         4,709              2,926
   Retirement of common stock                               (190,899)            (6,971)
   Cash dividends paid                                        (8,491)            (7,219)
                                                       -------------      -------------
                                                             (52,710)           (13,367)
                                                       -------------      -------------

Effect of exchange rate changes on cash                          582              3,446
                                                       -------------      -------------
Net increase (decrease) in cash and cash equivalents          (9,881)               847

Cash and cash equivalents:

   Beginning of year                                          13,523              6,535
                                                       -------------      -------------

   End of period                                       $       3,642      $       7,382
                                                       =============      =============



                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 25, 1998 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 25, 1998 and September 26, 1997 and cash flows for the thirty-nine weeks ended September 25, 1998, and September 26, 1997, have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 25, 1998, and the results of operations and cash flows for all periods presented.

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

2.   Major components of inventories were as follows (in thousands):

                                                 Sept 25, 1998     Dec 26, 1997
                                                 -------------     ------------
     Finished products and components            $      33,316      $    38,290
     Products and components in various
       stages of completion                             24,645           25,320
     Raw materials                                      18,522           16,715
                                                 -------------      -----------
                                                        76,483           80,325

     Reduction to LIFO cost                            (36,408)         (36,383)
                                                 -------------      -----------
                                                 $      40,075      $    43,942
                                                 =============      ============

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company beginning with the fiscal year 2000. SFAS No. 133 requires that all derivatives be recognized in the financial statements as either assets or liabilities measured at fair value and also specifies new methods of accounting for hedging transactions. The Company has not yet determined the impact of FAS 133, if any.

4. To match North American and European fiscal years, Europe's December 1997 operating results were recorded as an adjustment to equity. Those results included sales of $3,836,000 and net earnings of $300,000. The results of operations for Graco Inc. for the quarter ended September 25, 1998 include Europe's operations for July, August and September 1998. Had the Company included the months of July, August and September in the third quarter of 1997, net sales would have been $100,720,000. Net earnings would have been $12,379,000 and diluted earnings per share would have been $0.47.

5. On July 2, 1998, the Company repurchased 5,800,000 shares of common stock, for $190,887,000, from its largest shareholder, the Trust under the Will of Clarissa L. Gray, pursuant to an agreement executed in May 1998. The stock repurchase was funded with cash of $32,887,000 and $158,000,000 from the credit facility discussed below.

     On July 2, 1998, the Company entered into a five-year $190,000,000 reducing revolving credit facility (the Revolver) with a syndicate of ten banks including the lead bank, U.S. Bank National Association. The Company's initial borrowing of $158,000,000 financed a portion of the stock repurchase discussed above. The $137,000,000 outstanding balance bears interest at the London Interbank Offered Rate ("LIBOR") plus 0.625%. The Revolver specifies quarterly reductions of the maximum amount of the credit line, and requires the Company to maintain certain financial covenants as to net worth, cash flow leverage and fixed charge coverage.

     In conjunction with the aforementioned Revolver, the Company entered into a two-year $75,000,000 interest rate swap agreement on July 2, 1998 with Wachovia Bank, National Association to manage its exposure to interest rate changes.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings of $11.1 million for the quarter ended September 25, 1998 decreased 14 percent from third quarter 1997 earnings of $12.9 million. Diluted earnings per share of $0.53 for the quarter were up 8 percent over diluted earnings per share of $0.49 in the third quarter of 1997. The quarterly performance was driven by higher sales, improved gross margins and reduced expenses offset by increased interest expense and higher income taxes. Diluted earnings per share were higher due to the repurchase of 5.8 million common shares of stock during the third quarter of 1998. See Note 5 of the Consolidated Financial Statements for further discussion. For the nine months ended September 25, 1998, net earnings of $32.8 million were 11 percent higher than the $29.5 million earned during the same period a year ago.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                      Third Quarter             Nine Months
                                    (13 weeks) Ended         (39 weeks) Ended
                                 ---------------------    ---------------------
                                 September   September    September   September
                                  25, 1998    26, 1997     25, 1998    26, 1997
                                 ---------   ---------    ---------   ---------
Net Sales                            100.0%      100.0%       100.0%      100.0%
                                 ---------   ---------    ---------   ---------
Cost of Products Sold
                                      49.2        49.6         49.9        51.2
Product Development
                                       4.1         4.1          4.2         4.5
Selling
                                      18.6        20.7         19.5        21.7
General and Administrative
                                       9.3         8.2          9.9         8.3
                                 ---------   ---------    ---------   ---------
Operating Profit
                                      18.8        17.4         16.5        14.3
                                 ---------   ---------    ---------   ---------
Interest Expense
                                       2.5          .2          1.0          .2
                                 ---------   ---------    ---------   ---------
Other Income(Expense), Net              .6         (.1)          .2         (.1)
                                 ---------   ---------    ---------   ---------
Earnings Before Income Taxes          15.7        17.1         15.3        14.0
Income Taxes                           5.3         4.5          5.3         4.4
                                 ---------   ---------    ---------   ---------
Net Earnings                          10.4%       12.6%        10.0%        9.6%
                                 =========   =========    =========   =========

Net Sales

Net sales in the third quarter of $106.2 million were 4 percent higher than the same period last year. Year-to-date sales of $327.1 million were 7 percent higher than the first nine months of 1997. The improved sales level was achieved despite a negative currency impact, which reduced the sales increase by 3 percent for the quarter and 3 percent for the nine month period.

Industrial/Automotive Equipment Division sales improved 3 percent to $55.3 million, driven by strong demand for industrial products in the Americas and Europe as well as automotive system sales in Europe. Sales for the nine month period ended September 25, 1998 in Industrial/Automotive of $172.1 million were 7 percent higher than 1997. Third quarter Contractor Equipment Division sales of $39.8 million were 7 percent higher than last year due primarily to strong demand in North America and Europe. Year-to-date sales in the Contractor Division were up 9 percent to $121.4 million. Lubrication Equipment Division quarterly sales decreased 1 percent to $11.1 million. Sales of $33.6 million for the first nine months in the Lubrication Division were down 2 percent over the same period last year.

Geographically, sales in the Americas (North, South and Central) increased 9 percent to $75.6 million for the quarter primarily due to strong Contractor and Industrial/Automotive sales. Year-to-date sales in the Americas of $228.7 million are up 10 percent over the same period last year. European quarterly sales of $21.4 million were 16 percent higher than last year. Year to date European sales of $69.2 million improved 21 percent from the same period last year, and would have been 26 percent higher with consistent exchange rates. The growth in Europe was attributable primarily to strong Industrial/Automotive and Contractor Division sales. Asia Pacific sales of $9.2 million were 35 percent lower than last year's third quarter, including an 11 percent decline due to exchange rates, due to the instability of the economies in Japan, Korea, and Southeast Asia.

Gross Profit

Gross profit as a percentage of net sales improved to 50.8 percent in the third quarter, compared to 50.4 percent for the same period last year. The gross profit margin for nine months of 50.1 percent increased 1.3 percentage points from the same period a year ago. The increases are primarily the result of improvements in manufacturing, disciplined purchasing, increased sales volumes, and price increases. The strengthening of the US dollar has reduced gross margins as a greater proportion of the Company's sales are denominated in currencies other than the US dollar than are costs.

Operating Expenses

Third quarter operating expenses of $34.0 million decreased 1 percent from the third quarter of 1997. Operating expenses of $110.1 million for the first nine months were 4 percent above the 1997 level. Third quarter general and administrative expenses increased $1.5 million due primarily to information systems' expenses related to the Year 2000 conversion and non-recurring charges for restructuring Graco's operations in North America and Europe. Selling expenses were 6 percent lower than the same quarter last year. Current year restructuring initiatives have resulted in the lower expenses. Product development costs increased 5 percent in comparison to the third quarter of 1997.

Other Income (Expense)

Other expense was $0.7 million in the third quarter, compared to $0.1 million of expense for the same period last year. The third quarter of 1998 was unfavorably affected by the settlement of a lawsuit. Other expense for the nine months ended September 25, 1998 was $0.8 million, compared to $0.4 million in the same period of 1997.

Income Taxes

The quarterly and nine month effective income tax rates increased to 33.8 percent and 34.6 percent respectively, compared to 25.9 percent and 31.0 percent for the same periods last year. The lower rates in 1997 were principally due to foreign earnings being taxed at lower effective rates than the U.S. rate as foreign subsidiary earnings permitted recognition of previously reserved deferred tax benefits and previous tax filings were validated.

Liquidity and Capital Resources

The Company generated $50.6 million of cash flow from operating activities in the first nine months of 1998, compared to $25.9 million for the same period last year. Significant uses of operating cash flow in 1998 included a decrease in trade accounts payable balances and a reduction in deferred compensation liabilities. On July 2, 1998 the company repurchased 5.8 million shares of its stock and entered into a $190 million reducing revolving credit facility to fund a portion of the repurchase. See Note 5 of the Consolidated Financial Statements for further discussion. Available cash and net borrowing on lines of credit of $6.8 million were used to fund short-term operating needs, finance capital expenditures of $8.5 million, pay dividends of $8.5 million and pay interest of $2.0 million. The Company had unused lines of credit available at September 25, 1998 totaling $59.5 million. The available credit facilities and internally-generated funds provide the Company with the financial flexibility to meet liquidity needs.

Year 2000 Disclosures

The Company is continuing its program, begun in 1996, to ensure that all information technology systems and non-information technology (non-IT) systems will be Year 2000 compliant. The assessment phase of the Year 2000 project has been completed. It was determined the Company needed to modify or upgrade most of its mainframe applications, operating systems, network hardware and software, and desktop hardware and software. In addition, many non-IT systems needed to be upgraded or replaced in order insure proper functioning beyond the year 1999.

The mainframe modification phase involving the conversion of core business applications was completed in July 1998 and it is anticipated the operating system upgrades will be successfully completed in November 1998. The network and desktop upgrades involving the replacement of certain hardware and software is scheduled to be completed by April of 1999. Further testing of all mainframe applications and databases is scheduled to continue through July 1999.

Approximately 200 non-IT applications were identified at the Company with approximately 45 percent being Year 2000 compliant as of October 1998. Non-IT applications are primarily microprocessors and other electronic controls embedded in equipment, other than computers, used by the Company. Additional teams have been assembled to ensure the successful conversion of the remaining systems. These conversions will continue into 1999.

The Company has incurred costs totaling $3.5 million, including $2.5 million in the first nine months of 1998, and estimates a total of an additional $3 million to be spent in the remainder of 1998 and 1999 to resolve year 2000 issues. These costs are charged to expense as incurred and include software license fees and cost of all persons assigned to the project. Incremental costs associated with Year 2000 compliance are not anticipated to result in significant increases in future operating expenses and are not expected to have a material adverse effect on the results of operations, liquidity and capital resources. Existing resources are being redeployed and other projects are being delayed to accommodate Year 2000 related projects. These delays are not expected to have a material adverse impact on future results of operations.

Business continuation plans for critical business applications are being developed. These plans include adequate staffing on site during the year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems the Company would follow its current computer outage business continuation plans until such problems are corrected.

The Company is having discussions with, and has sent questionnaires to, its suppliers to assess their Year 2000 readiness. Information will continue to be gathered until January 1999. Alternative suppliers will be identified for those suppliers it appears will not be able to supply materials due to Year 2000 issues. The Company has very few customers whose loss of business would be material to the Company. It is not aware of any Year 2000 issues at these customers that would have a material adverse impact on the Company's results.

Management believes that sufficient resources have been allocated and project plans are in place to avoid any adverse material impact on operations or operating results. However, there can be no guarantee that the Company's systems will be timely converted and Year 2000 problems would not have an adverse effect on the Company. The Year 2000 efforts of third parties are not within the Company's control and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating cost to the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential impact they may have on the Company's future results of operations and financial condition.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's disclosures under the heading: "SAFE HARBOR CAUTIONARY STATEMENT" below.

Outlook

The Company expects its business in North America to remain strong for the balance of the year. Management expects continued weak sales in the Asia Pacific region. The Company has undertaken a number of restructuring efforts to improve its effectiveness and profitability in the markets it serves. Management believes these restructuring efforts will help Graco withstand the uncertainty of the global economies while reducing costs by approximately $10 million dollars on an annualized basis.




SAFE HARBOR CAUTIONARY STATEMENT

The information in this 10-Q contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, the results of the efforts of the Company, its suppliers and customers, to avoid any adverse effect as a result of the Year 2000 issue, and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1997.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Credit Agreement dated July 2, 1998, between the
                 Company and U.S. Bank National Association            Exhibit 4

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










                                              GRACO INC.


Date:  November 6, 1998                    By:/s/George Aristides
                                              George Aristides
                                              Chief Executive Officer





Date:  November 5, 1998                    By:/s/James A. Graner
                                              James A. Graner
                                              Vice President & Controller
                                              ("duly authorized officer")