Form 10-K
period 1998-12-25
GRACO INC
filed 1999-03-25
CIK 42888

================================================================================

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from ___________ to _____________.

                          Commission File No. 001-9249

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

As of March 5, 1999, 20,290,698 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The  aggregate  market  value  of  approximately   16,809,038   shares  held  by
non-affiliates of the registrant was approximately $368 million on March 5, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 4, 1999, are incorporated by reference into Part III, as specifically set forth in said Part III.
================================================================================

                                   GRACO INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


================================================================================


                                                                            Page
Part I
  Item 1   Business............................................................3
  Item 2   Properties..........................................................6
  Item 3   Legal Proceedings...................................................6
  Item 4   Submission of Matters to a Vote of Security Holders.................6
           Executive Officers of the Company...................................7


Part II
  Item 5   Market for the Company's Common Stock and
               Related Stockholder Matters.....................................8
  Item 6   Selected Financial Data.............................................9
  Item 7   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................9
  Item 8   Financial Statements and Supplementary Data........................14
  Item 9   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure ........................29


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

                                   Treasurer
                                   Graco Inc.
                                  P.O. Box 1441
                             Minneapolis, Minnesota
                                   55440-1441

Part I

Item 1. Business

General Information

Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in both industrial/automotive and commercial settings. The Company helps customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of auto lubrication equipment, and became a public company in 1969.

Based in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, processing, construction and maintenance industries. It designs, manufactures and markets systems, products and technology to move, measure, control, dispense and apply a wide variety of fluids and viscous materials.

It is Graco's strategic objective to be the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve  its goal to be a  world-class  manufacturer,  Graco has  organized  its manufacturing operations around product focused factories which contain product-based cells. The Company continues to refine these factories as new products are introduced and new equipment is purchased with the ultimate goal of creating factories which function independently. Substantial investments in new manufacturing technology have reduced cycle time and improved quality.

Operating Segment Information

Graco's businesses are classified by management into three primary operating segments: (1) Industrial/Automotive Equipment, (2) Contractor Equipment, and (3) Lubrication Equipment. Financial information concerning these operating segments is set forth in Part II, Item 7, at page 10.

Industrial/Automotive Equipment
Graco's Industrial/Automotive Equipment segment designs and markets fluid application systems, primarily for paints, coatings, sealants and adhesives. The markets served include automotive assembly and components plants, wood products, rail, marine, aerospace, farm and construction equipment, truck, bus and recreational vehicles and approximately thirty other industries, including sanitary processing, chemical processing and printing.

Worldwide, Industrial/Automotive Equipment is sold through general and specialized distribution and integrators. These distributors promote and sell the equipment, provide expertise to customers in its application, and offer integration capabilities, on-site service and technical support.

Products for the industrial/automotive markets are manufactured by product focused factories in Rogers and Minneapolis, Minnesota, and Sioux Falls, South Dakota. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Recent Developments. In order to strengthen the sales and profitability, Graco has recently modified the way in which it markets its products to the automotive industry. It has shifted from custom-designed systems sold directly, to pre-engineered packages and modules sold through independent distributors, integrators and robot companies. As part of these changes, the automotive engineering, manufacturing and marketing functions, previously headquartered in Plymouth, Michigan, moved to Minneapolis, Minnesota in 1998. Specialized automotive marketing personnel will continue to be responsible for identifying and developing new products for automotive plants. Since integrators, line builders and robotic companies remain key channel partners in serving the automotive market despite the move to distribution, Graco will continue to field an experienced specialized sales force to serve them.

Graco is implementing a similar shift to pre-engineered packages for other targeted industries, such as wood furniture, marine and rail, where product packages will offer increased reliability and convenience to end users. In the international arena, Graco is expanding its specialized distribution to achieve maximum coverage in these industries.

In 1998, Graco introduced the PrecisionFlo Plus(TM) in the United States and expect to expand its distribution of this product worldwide in 1999. The PrecisionFlo Plus is a sophisticated electronic control device for use in sealant and adhesive dispensing systems. It maintains a uniform volume output and the desired flow rate regardless of changes in the operating environment. Process information can be stored and later analyzed. Graco also introduced a new line of variable ratio high-pressure proportioners known as Supercats(TM), designed specifically for corrosion control in the marine industry.

Products. Products offered by the segment include high and low pressure hydraulic, electric, and air-powered pumps that pressurize and transfer paints, stains, chemicals, sealants, adhesives, food, and other viscous materials through various application devices such as air, airless, electrostatic, and high-volume-low-pressure ("HVLP") spray guns. Fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 275 gallons per minute are available. Sealant and adhesive, paint circulating packages and modules, and a complete line of parts and accessories are also offered.

Contractor Equipment
Graco's Contractor Equipment segment designs and markets professional sprayers for the application of paint, and other architectural coatings and for the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors selling to professional contractors in the painting, roofing, texture, corrosion control and line striping markets.

The equipment is sold primarily through retail stores which also sell paint and other coatings, and secondarily through general equipment distributors. Manufacturers' representatives are used to sell the Company's contractor equipment to the rental market.

Products for the contractor equipment markets are manufactured by product focused factories in Rogers, Minnesota, and Sioux Falls, South Dakota. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Recent Developments. The Ultra(R) Max electronic airless sprayers introduced in 1998 provide a higher output and more consistent spraying pressure, convenient features such as loading handles, hose racks and built-in toolboxes, and simple maintenance through easy access to the pump and intake valve. The GMax(TM) sprayers, a new line of gas-powered airless sprayers, also introduced during 1998, have similar features. In 1999, a new line of line striping equipment, LineLazer II(TM), will be offered with higher pressure, more flow and the same ease of use.

Products. The segment's primary product lines are airless paint sprayers and associated accessories such as spray guns, filters, valves and tips, high-pressure washing sprayers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch and flow rates up to 4 gallons per minute are available. Pumps are available in gas, hydraulic and air-powered models in addition to electric, increasing the flexibility of contractors in areas where electricity is not readily available. High-volume-low-pressure ("HVLP") equipment has become increasingly popular as regulation of volatile emissions has increased. Replacement and maintenance parts, such as packings, seals and hoses, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

Lubrication Equipment
The Lubrication Equipment segment designs, and markets products for the lubrication and maintenance of vehicles and other equipment. Equipment which dispenses, recycles and recovers lubricants in industrial/automotive settings is also offered. The markets for the segment's products include fast oil change facilities, fleet service centers, automobile dealerships and the mining industry. The purchase of vehicle lubrication equipment is often funded by major oil companies for their lubrication product customers as a marketing tool.

Products are distributed primarily through independent distributors worldwide, which are serviced by a network of independent sales representatives. Efforts have been underway in recent years to increase the number and quality of distributors serving the mining industry.

Recent Developments. The segment has developed an automatic lubricating system which is being marketed to the mining industry where continuous operations require an on-site lubricating capability and cost pressures drive the effort to mechanize and automate the production processes.

Ongoing consolidation in the oil industry and low prices for petroleum products have caused the capital spending levels of major oil companies to decline.

Products. The Lubrication Equipment segment offers a full line of lubrication pumps (air and hydraulic-powered), meters, fluid and air pressure gauges, fluid management systems, hose reels and dispense valves. The segment sells a fluid management system for the vehicle services market, which tracks and records inventories of lubricants and the quantities dispensed. It is also developing its capability to service the mining industry with automatic lubrication systems. A complete line of parts and accessories is also offered.

Products for the Lubrication Equipment markets are manufactured by product focused factories in Minneapolis, Minnesota.

Marketing and Distribution

Graco's operations are organized to sell its full line of products in each of the major geographic markets: the Americas (North, Central and South America), Europe (includes the Middle East and Africa), and Asia Pacific. The Industrial/Automotive Equipment segment, Contractor Equipment segment, and the Lubrication Equipment segment provide worldwide marketing direction and product design and application assistance to each of these geographic markets.

Graco sells its equipment worldwide principally through independent distributors. In Japan, Korea, and Europe, Graco equipment is sold to distribution through sales subsidiaries. Manufacturers' representatives are used with the Lubrication Equipment product lines and in marketing to the rental market by the Contractor Equipment segment.

In 1998, Graco's net sales in the Americas were $299,799,000 or approximately 69 percent of the Company's consolidated net sales; in Europe net sales were $93,114,000 or approximately 22 percent; and in the Asia Pacific Region, net sales were $39,272,000 approximately 9 percent.

Consolidated backlog at December 25, 1998, was $13 million compared to $22 million at the end of 1997.

Research, Product Development and Technical Services

Graco's research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. A dedicated support group of application engineers and technicians also provides specialized technical assistance to customers in the design and evaluation of fluid transfer and application systems. It is one of Graco's goals to generate 30 percent of each year's sales from products introduced in the prior three years. With the move of the automotive engineering group to Minneapolis, Minnesota, in the summer of 1998 and its integration into the Industrial/Automotive Equipment segment, all major research and development activities are now conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $18,213,000, $17,817,000 and $17,909,000 for 1998, 1997, and 1996, respectively.

Intellectual Property

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

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the diversity of the Company's products. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment. It is impossible, because of the absence of reliable industry-wide third-party data, to determine its relative market position.

Environmental Protection

During the fiscal year ending December 25, 1998, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Employees

As of December 25, 1998, the Company employed approximately 1,864 persons on a full-time basis. Of this total, approximately 278 were employees based outside the United States, and 784 were hourly factory workers in the United States.

Item 2. Properties

As of December 31, 1998, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

                                                                                     Gross
     Type of Facility                           Location                    Square Footage
     ---------------------------------          --------                    --------------

     Owned
     -----

     Distribution/Manufacturing/Office          Rogers, Minnesota                  333,000
     Manufacturing/Office                       Minneapolis, Minnesota             242,300
     Manufacturing/Office                       Minneapolis, Minnesota             202,300
     Engineering/Research & Development         Minneapolis, Minnesota             138,700
     Office                                     Plymouth, Michigan                 106,000
     Assembly/European Headquarters/Warehouse   Maasmechelen, Belgium               75,175
     Corporate Headquarters                     Golden Valley, Minnesota            73,800
     Manufacturing/Office                       Sioux Falls, South Dakota           55,100



     Leased

     Office/Warehouse                           Yokohama, Japan (3 facilities)      42,525
     Office                                     Rungis, France                      12,626
     Office                                     Neuss, Germany                      41,765
     Office                                     West Midlands, United Kingdom       16,320
     Office/Warehouse                           Gwangju-Gun, Korea                  10,549

A 20,000 square foot building in Mississauga, Ontario, Canada was sold during the last quarter of 1998.

A 106,000 square foot building in Plymouth, Michigan and a 21,000 square foot building in Los Angeles, California are currently for sale.

The Company leases space for liaison offices in China.

Graco's facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs. Manufacturing capacity met business demand in 1998. Production requirements in the immediate future are expected to be met through existing production capabilities, efficiency and productivity improvements and the use of available subcontract services.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 1998.


Executive Officers of the Company

The following are all the executive officers of the Company as of March 5, 1999.

George Aristides, 63, was elected Vice Chairman effective March 1, 1999. From January 1, 1996 to March 1, 1999 he was Chief Executive Officer. From 1993 to 1997 he was President. From 1993 to 1996 he was Chief Operating Officer. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980. He has served as a director of the Company since 1993.

Clayton R. Carter, 60, was elected Vice President, Industrial/Automotive Equipment Division, effective December 17, 1996. From January 1, 1995, he was Vice President, Lubrication Equipment Division. He became Director, Vehicle Services Division, in February 1994. He joined the Company in 1962 and has held various sales management positions.

James A. Earnshaw, 50, was elected President and Chief Executive Officer effective March 1, 1999. From 1993 to March 1999, he was Vice President, General Manager - Worldwide Hydraulics Business, Eaton Corporation, a manufacturer and marketer of electrical and electromechanical components for a wide variety of industries and a maker of ion implanters used in manufacturing semiconductors.

James A. Graner, 54, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974.

John L. Heller, 62, announced his retirement effective May 3, 1999. Mr. Heller was elected Vice President, Asia Pacific, and Latin America in 1998. From 1996 to 1997 he was Vice President, Latin America and Developing Markets. From July 1993 to December 1995, he was Senior Vice President and General Manager - Contractor Equipment Division. He became Vice President, Far East Operations and Latin America, in 1992. Prior to becoming Vice President, Far East Operations in 1984, he held various management and staff positions in sales and human resources. He joined the Company in 1972.

Dale D. Johnson, 44, was elected Vice President, Contractor Equipment Division, on May 5, 1998. Mr. Johnson was previously appointed to that position on December 17, 1996. Prior to becoming the Director of Marketing in June 1996, he held various marketing and sales positions in the Contractor Equipment Division. He joined the Company in 1976.

Roger L. King, 53, was elected Vice President and General Manager, European Operations, effective January 4, 1996. From July 1993 to December 1995, he was Senior Vice President and General Manager - International Operations. He was Senior Vice President and Chief Financial Officer from March 1993 to July 1993, and Vice President and Treasurer from 1987 to March 1993. Prior to becoming Vice President, Treasurer and Secretary in 1980, he held the position of Treasurer and Secretary and various treasury management positions with Graco. He joined the Company in 1970.

David M. Lowe, 43, was elected to the position of Vice President, Lubrication Equipment Division, in December 1996. From February 1995 to December 1996, he was Treasurer. Prior to joining the Company in 1995, he was employed by Ecolab Inc., where he held various positions in the Treasury Department, including Manager - Corporate Finance; Director, Corporate Finance and most recently Director, Corporate Development.

Robert M. Mattison, 51, was elected Vice President, General Counsel and Secretary, in January 1992, a position which he holds today.

Charles L. Rescorla, 47, is Vice President, Manufacturing and Distribution Operations, a position to which he was elected on May 5, 1998. Mr. Rescorla was previously appointed to that position on January 1, 1995. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial/Automotive Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 34, was elected Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he was elected Treasurer. Prior to joining the Company as Treasury Operations Manager in 1995, he was a Senior Manager with KPMG Peat Marwick LLP.

Fred A. Sutter, 38, was recently appointed Vice President, Asia Pacific and Latin America. He will fully assume Mr. Heller's responsibilities effective March 1, 1999. From March 1995 to December 1998, he was Director of Marketing. Prior to joining the Company in 1995, he held various positions with Fisher-Rosemount, most recently as Director of Marketing.

The Board of Directors elected Messrs. Aristides, Carter, Graner, Heller, Johnson, King, Lowe, Mattison, Rescorla and Sheahan on May 5, 1998, all to hold office until the next annual meeting of directors or until their successors are elected and qualify.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 5, 1999, there were 20,290,698 shares outstanding and 6,928 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 4,462 beneficial owners.

Quarterly Financial Information.
(In thousands, except per share amounts)


                              First         Second          Third         Fourth
1998                        Quarter        Quarter        Quarter        Quarter
-----------------------    --------       --------       --------       --------
Net sales                  $105,717       $115,153       $106,202       $105,113
Gross profit                 51,945         58,087         53,981         55,388
Net earnings                  8,947         12,765         11,073         14,478
Per common share:
   Basic net earnings          0.35           0.49           0.54           0.72
   Diluted net earnings        0.34           0.48           0.53           0.70
   Dividends declared          0.11           0.11           0.11           0.11
                           --------       --------       --------       --------
Stock price (per share)
   High                    $  31.19       $  36.50       $  35.31       $  30.13
   Low                        22.83          29.25          24.13          19.88
   Close*                     30.31          34.88          23.25          29.50
                           --------       --------       --------       --------
Volume (# of shares)          2,499          3,478          3,350          2,756
                           ========       ========       ========       ========

1997
------------------------
Net sales                  $ 92,099       $111,721       $101,920       $108,157
Gross profit                 44,533         53,399         51,362         53,694
Net earnings                  6,181         10,418         12,879         15,238
Per common share:
   Basic net earnings          0.24           0.41           0.50           0.60
   Diluted net earnings        0.24           0.40           0.49           0.58
   Dividends declared          0.09           0.09           0.09           0.11
                           --------       --------       --------       --------
Stock price (per share)
   High                    $  24.08       $  21.25       $  23.25       $  26.46
   Low                        16.17          15.67          19.42          22.17
   Close*                     19.17          20.08          23.83          24.87
                           --------       --------       --------       --------
Volume (# of shares)          2,958          4,030          1,577          2,307
                           ========       ========       ========       ========

*As of the last trading day of the calendar quarter.


Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)        1998      1997      1996       1995      1994
-----------------------------------------   --------  --------  --------   --------  --------
Net sales                                   $432,185  $413,897  $391,756   $386,314  $360,013
Net earnings                                  47,263    44,716    36,169     27,706    15,326
                                            --------  --------  --------   --------  --------
Per common share:
  Basic net earnings                        $   2.06  $   1.75  $   1.40   $   1.07  $    .59
  Diluted net earnings                          2.01      1.71      1.38       1.06       .59
                                            --------  --------  --------   --------  --------

Total assets                                $233,702  $264,532  $247,814   $217,833  $228,385
Long-term debt (including current portion    115,739     7,959     9,920     12,009    32,483
Redeemable preferred stock                        --        --        --         --     1,474
                                            --------  --------  --------   --------  --------
Cash dividends declared per common share    $   0.44  $   0.38  $   0.33   $   0.30  $   0.26
                                            ========  ========  ========   ========  ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

Graco's net earnings of $47.3 million in 1998 are 6 percent higher than the $44.7 million earned in 1997 and are significantly higher than the $36.2 million recorded in 1996. The increases in 1998 and 1997 are primarily due to higher net sales and enhanced profit margins in both years and a lower effective tax rate in 1997.

The table below reflects the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three fiscal years and the percentage changes in those items for such years.

                                     Revenue & Expense Item         Revenue & Expense Item
                                  As a Percentage of Net Sales  Percentage Increase (Decrease)
                                  ----------------------------  ------------------------------
                                    1998     1997     1996          1998/97      1997/96
                                   -----    -----    -----          -------      -------
Net Sales                          100.0    100.0    100.0                4            6
                                   -----    -----    -----          -------      -------
Cost of products sold               49.2     51.0     50.0                1            8
Product development                  4.2      4.3      4.6                2           --
Selling                             19.2     21.1     21.8               (5)           3
General and administrative           9.6      7.8     10.1               28          (19)
                                   -----    -----    -----          -------       ------
Operating profit                    17.8     15.8     13.5               17           23
                                   -----    -----    -----          -------       ------
Interest expense                     1.3      0.2      0.2                *            4
Other expense (income), net           --      0.3     (0.1)             (82)           *
                                   -----    -----    -----          -------       ------
Earnings before income taxes        16.5     15.3     13.4               12           20
Income taxes                         5.6      4.5      4.2               28           13
                                   -----    -----    -----          -------       ------
Net Earnings                        10.9     10.8      9.2                6           24
                                   =====    =====    =====          =======       ======

* Not a meaningful figure.

NET SALES

Worldwide net sales in 1998 reached a record $432.2 million, a 4 percent increase over 1997 sales of $413.9 million. Advances in local volume and price increases accounted for a 7 percent increase in sales, but the impact of the strong U.S. dollar on currency translations reduced reported sales by 3 percent. By segment, 1998 net sales were up, versus 1997 in the Contractor and Industrial/Automotive segments by 10 percent and 3 percent, respectively, while sales in the Lubrication segment were 4 percent lower.

Geographically, sales outside of the Americas represented 31 percent of total sales in 1998, compared to 33 percent in 1997. The decline was due to poor economic conditions in the Asia Pacific Region. Volume gains were achieved in the Americas in 1998 with an increase of 8 percent for the year, primarily due to strong sales in the Company's Contractor Equipment and Industrial/Automotive Equipment business segments. In Europe, local sales volume advanced 16 percent and reported sales were 14 percent higher after currency translations, with double-digit sales increases in the Industrial/Automotive Equipment and
Contractor Equipment segments. In the Asia Pacific Region, sales volumes declined 20 percent primarily due to poor economic conditions in the region, and were 29 percent lower after currency translations.

Worldwide net sales in 1997 were $413.9 million, a 6 percent increase over 1996. Advances in local volume and price increases accounted for a 9 percent increase, but the impact of the strong U.S. dollar on currency translations reduced reported sales by 3 percent. The 1997 increase was due to higher sales in all regions except Asia Pacific. Sales volume in the Americas, which accounted for 67 percent of net sales, advanced 9 percent. Graco's sales outside the Americas accounted for 33 percent of total 1997 sales, and were down slightly from 1996.

Consolidated backlog at December 25, 1998, was $13 million compared to $22 million at the end of 1997 and $19 million at the end of 1996. The decline in backlog was primarily due to Graco's strategic decision to restructure its automotive business, which resulted in fewer large orders.

                                                                      % Increase (Decrease)
                                                                      ---------------------
(In thousands)                           1998      1997       1996     1998/97     1997/96
---------------------------------    --------  --------   --------     -------     -------
Segment Sales:
   Industrial/Automotive Equipment   $231,924  $226,114   $224,776           3           1
   Contractor Equipment               156,535   142,400    124,392          10          15
   Lubrication Equipment               43,726    45,383     42,588          (4)          7
                                     --------  --------   --------      ------     -------
   Consolidated                      $432,185  $413,897   $391,756           4           6
                                     ========  ========   ========      ======     =======
Geographic Sales:
    Americas                         $299,799  $276,410   $252,615           8           9
    Europe                             93,114    82,028     78,666          14           4
    Asia Pacific                       39,272    55,459     60,475         (29)         (8)
                                     --------  --------   --------      ------     -------
    Consolidated                     $432,185  $413,897   $391,756           4           6
                                     ========  ========   ========      ======     =======

GROSS MARGINS

Gross margins, expressed as a percentage of sales, were 51 percent in 1998, compared with 49 percent in 1997. The mix of products sold, pricing, improved manufacturing efficiencies and higher sales all contributed to the enhanced gross margin. 1997 gross margins of 49 percent were down from 1996 gross margins of 50 percent. This was a result of several factors, including the mix of products sold, material cost increases and exchange rates, partially offset by improved manufacturing efficiencies.

OPERATING EXPENSES

In 1998, product development expenses increased, versus 1997, to $18.2 million. In 1997, product development costs of $17.8 million were virtually unchanged from 1996. Graco is committed to expanding its sales by making significant investments in product development.

Selling, marketing, distribution and general and administrative expenses, expressed as a percentage of sales, were 29 percent in 1998 and 1997. In 1998, overall selling expenses were lower than in 1997 due to the results of corporate restructuring initiatives. Administrative expenses were higher than 1997 levels due to significant investments in information systems and restructuring charges. In 1998, operating expenses increased by 7 percent in the Contractor segment and decreased by 16 percent in the Lubrication segment. In all segments, operating expenses decreased as a percentage of net sales. In 1997, selling, marketing, distribution and general and administrative expenses, expressed as a percentage of sales, were 29 percent, versus 32 percent in 1996. The lower expense levels in 1997 were the result of the ongoing benefits of restructuring, exchange rates, higher investment returns on employee retirement plan assets and elimination of discretionary charitable contributions. In 1997, operating expenses increased by 4 percent and 3 percent in the Lubrication and Contractor segments, respectively, and decreased 3 percent in the Industrial/Automotive segment.

FOREIGN CURRENCY EFFECTS

Foreign currency translations negatively impacted 1998 earnings before income taxes by $4.5 million when compared to 1997, and decreased 1997 earnings before income taxes by $6.2 million when compared to 1996. The reduced profits in both years were due to a strong U.S. dollar, versus other foreign currencies. Since approximately 26 percent of the Company's sales and 10 percent of its product costs are in currencies other than the U.S. dollar, a strong U.S. dollar reduces the Company's profits. Gains and losses attributable to translating the financial statements of all non-U.S. subsidiaries and the gains and losses on the forward and option contracts used to hedge these exposures, which are non-speculative, are reported in Other expense (income).

OTHER EXPENSE (INCOME)

In 1998, interest expense, net of interest income, increased to $5.4 million due to the borrowing incurred to fund the repurchase of 5.8 million shares of Graco Inc. common stock from the Trust under the Will of Clarissa L. Gray.

Other expense, net of other income, was $0.2 million in 1998 compared to other expense in 1997 of $1.1 million and other income in 1996 of $0.5 million. Other expense (income) includes, among other things, the foreign currency translation gains and losses discussed above, a $1.2 million gain from the sale of real estate in 1997, a $0.8 million favorable settlement of a legal dispute in 1997 and a $1.5 million favorable settlement of a lawsuit in 1996.

INCOME TAXES

The Company's net effective tax rate of 34 percent in 1998 is one percentage point lower than the 1998 U.S. federal tax rate of 35 percent. The increase from the 30 percent rate in 1997 is due primarily to foreign earnings being taxed at higher effective rates and the full utilization in 1997 of tax benefits associated with previously reserved foreign subsidiary net operating losses. The effective tax rate of 30 percent in 1997 was lower than the 1996 rate of 31 percent principally due to foreign earnings being taxed at lower effective rates than the U.S. rate as foreign subsidiary earnings permitted the recognition of previously reserved deferred tax benefits and previous tax filings were validated. Reconciliations of the U.S. federal tax rate to the effective rates for 1998, 1997 and 1996 are included in Note D to the Consolidated Financial Statements.

ACCOUNTING CHANGES

The  one-month  reporting  lag  of  the  Company's  European   subsidiaries  was
eliminated in 1998 and resulted in Europe's December 1997 net earnings being recorded as an adjustment to equity.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed under Foreign Currency Effects, Graco sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements.

Graco uses foreign exchange contracts to reduce risks associated with foreign currency net balance sheet positions. These contracts typically have maturities of 90 days or less, and gains or losses from changes in market value of these contracts offset foreign exchange gains and losses on the underlying balance sheet items. At December 25, 1998, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the Canadian dollar, Spanish peseta, Japanese yen, Italian lira, British pound, German mark, Korean won, Belgian franc and French franc. The Company does not use derivative financial instruments for trading purposes.

To evaluate its currency exchange rate risks on its foreign exchange contracts, the Company uses sensitivity analysis, which measures the impact on earnings of hypothetical changes in the value of foreign currencies to which it has exposure. At December 25, 1998, due to the short-term nature of the Company's hedging instruments, reasonably likely fluctuations in foreign currency exchange rates in the near term would not materially affect Graco's consolidated operating results, financial position or cash flows.

The Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. At December 25, 1998, a 50 basis point increase or decrease in the market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

For further discussion of the Company's foreign currency and interest rate hedging strategy and position, see Note A to the Consolidated Financial Statements.

YEAR 2000

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year, which could cause potential failure or miscalculation in date-sensitive software that recognizes "00" as 1900 rather than 2000.

The Company is continuing its program, begun in 1996, to ensure that all information technology systems and non-information technology (non-IT) systems will be Year 2000-compliant. The assessment phase of the Year 2000 Project has been completed. It was determined that the Company needed to modify or upgrade most of its mainframe applications, operating systems, network hardware and software and desktop hardware and software. In addition, many non-IT systems required upgrading or replacement in order to ensure proper functioning beyond the year 1999.

The mainframe modification phase involving the conversion of core business applications was completed in July 1998 and the operating systems' upgrades were completed in November 1998. The network and desktop upgrades involving the replacement of certain hardware and software is scheduled to be completed by July 1999. Further testing of all mainframe applications and databases is scheduled to continue through July 1999.

Approximately 220 non-IT applications were identified at the Company with approximately 55 percent being Year 2000-compliant as of December 1998. Non-IT applications are primarily microprocessors and other electronic controls embedded in non-computer equipment used by the Company. Teams have been assembled to ensure the successful conversion of the remaining systems. These conversions will continue into 1999.

The Company has incurred costs totaling $4.5 million, including $3.2 million in 1998, and estimates a total of an additional $2.0 million to be spent in 1999 to resolve Year 2000 issues. These costs are charged to expense as incurred and include software license fees and cost of persons assigned to the project. Incremental costs associated with Year 2000 compliance are not anticipated to result in significant increases in future operating expenses and are not expected to have a material adverse effect on the results of operations, liquidity and capital resources. Existing resources are being redeployed and other projects are being delayed to accommodate Year 2000 related projects. These delays are not expected to have a material adverse impact on future results of operations or financial condition.

Business continuation plans for critical business processes and applications are being developed. These plans include adequate staffing on-site during the Year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems the Company will follow its current computer outage business continuation plans until such problems are corrected.

The Company is having discussions with, and has sent questionnaires to, its suppliers to assess their Year 2000 readiness. Information will continue to be gathered from key suppliers throughout 1999. The Company will identify alternative suppliers for those suppliers unable to supply materials due to Year 2000 issues. The Company has very few customers whose loss of business would be material to the Company. It is not aware of any Year 2000 issues with these customers that would have a material adverse impact on the Company's results.

Management believes that sufficient resources have been allocated and project plans are in place to avoid any adverse material impact on operations or operating results. However, there can be no guarantee that the Company's systems will be converted in a timely fashion and Year 2000 problems will not have an adverse effect on the Company. The Year 2000 efforts of third parties are not within the Company's control and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating costs to the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential impact they may have on the Company's future results of operations and financial condition.

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading Safe Harbor Cautionary Statement on the next page.

EURO CURRENCY

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro.

The Company has harmonized its price lists in the affected countries and has updated its system to allow for invoicing in the euro. Although difficult to predict, any competitive implications on the Company's pricing and marketing strategies and any impact on existing financial instruments resulting from the euro implementation are not expected to be material to the Company's financial position, liquidity or results of operations.

OUTLOOK

Overall, we expect that 1999 will be a difficult year. We anticipate that poor economic conditions will continue in the Asia Pacific Region and Latin America. In addition, we believe that the economic growth in Europe and North America will be slower than what we have experienced the last two years. Despite these conditions, we are determined to improve our earnings per share in 1999.

Graco has changed a number of business processes in recent years that have improved its effectiveness in the markets it serves, and have increased the Company's operating margins and net profits. These efforts will continue to favorably impact margins and profits in 1999. In 1998, we restructured our automotive operations, and anticipate some short-term volatility in these sales, but improved profitability as we transition to serving the automotive industry in a new and improved manner.

We anticipate that the weakness of the U.S. dollar relative to other major currencies will have a slightly positive impact on operating margins in 1999.

SAFE HARBOR CAUTIONARY STATEMENT

The information in this Annual Report on Form 10-K contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, the results of the efforts of the Company, its suppliers and customers to avoid any adverse effect as a result of the Year 2000 issue, and additional factors identified in Exhibit 99 to the Company's Annual Report on Form 10-K for fiscal year 1998.

SHAREHOLDER ACTIONS

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares and effectively managing its cash balances. A summary of recent actions follows:

o repurchase of 5.8 million shares in 1998 from Graco's largest shareholder, the Trust under the Will of Clarissa L. Gray;
o    three-for-two stock splits paid in 1998 and in 1996;
o    an 18 percent increase in the regular dividend in 1997; and
o    a 17 percent increase in the regular dividend in 1996.

LIQUIDITY AND SOURCES OF CAPITAL

The following table highlights several key measures of asset performance.

(In thousands)                                           1998               1997
------------------------------------                  -------            -------
Cash and cash equivalents                             $ 3,555            $13,523
Working capital                                       $48,354            $87,312
Current ratio                                             1.6                2.3
Average days receivables outstanding                       67                 75
Inventory turnover                                        6.3                4.9

In 1998, working capital decreased $39.0 million to $48.4 million. During the first half of 1998, Graco increased its cash balance by $20.7 million from the end of 1997. In July, the Company borrowed $158 million under a newly established $190 million five-year reducing revolving credit facility (the "Revolver") and combined the proceeds of the Revolver with available cash to repurchase 5.8 million shares from the Company's largest shareholder, the Trust under the Will of Clarissa L. Gray. As a result of strong cash flow, the amount outstanding under the Revolver was reduced to $109.5 million by the end of 1998. Receivables decreased $6 million as a result of lower sales in the fourth quarter of 1998 compared with the same period in 1997. Inventories decreased $9.9 million in 1998 as a result of several factors, including the restructuring of the Company's automotive business and branch closings in Los Angeles, California, and Toronto, Canada. Cash provided by operations was $77.1 million in 1998, versus $36.3 million in 1997 and $48.6 million in 1996. In 1998, additional cash needs were funded by bank borrowings. Significant uses of cash included the repurchase of 5.8 million shares of Graco common stock for $191 million in 1998 and capital expenditures and dividends in 1997 and 1996.


The majority of 1998 capital expenditures were for manufacturing operations and information systems.

At December 25, 1998, Graco had various lines of credit totaling $171.7 million, of which $51.9 million was unused. The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 1999.

Item 8.  Financial Statements and Supplementary Data
                                                                            Page
      o  Responsibility for Financial Reporting                               14
      o  Independent Auditors' Report                                         15
      o  Consolidated Statements of Earnings for fiscal years 1998,
         1997 and 1996                                                        16
      o  Consolidated Statements of Changes in Shareholders' Equity
         Accounts (See Note F, Notes to Consolidated Financial Statements)    24
      o  Consolidated Balance Sheets for fiscal years 1998 and 1997           17
      o  Consolidated Statements of Cash Flows for fiscal years 1998,
         1997 and 1996                                                        18
      o  Notes to Consolidated Financial Statements                           19
      o  Selected Quarterly Financial Data (See Part II, Item 5, Market
         for the Company's Common Stock and Related Stockholder Matters)       8

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

In meeting this responsibility, management believes that its comprehensive systems of internal control provide reasonable assurance that the Company's assets are safeguarded and transactions are executed and recorded by qualified personnel in accordance with approved procedures. Internal auditors periodically review these accounting and control systems. Deloitte & Touche LLP, independent certified public accountants, are retained to audit the consolidated financial statements, and express an opinion thereon. Their opinion is included below.

The Board of Directors pursues its oversight role through its Audit Committee. The Audit Committee, composed of directors who are not employees, meets twice a year with management, internal auditors, and Deloitte & Touche LLP to review the systems of internal control, accounting practices, financial reporting and the results of auditing activities.

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors, Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the "Company") as of December 25, 1998, and December 26, 1997, and the related statements of earnings and cash flows for each of the three years in the period ended December 25, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 25, 1998, and December 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
January 18, 1999


Consolidated Statements of Earnings                           GRACO Inc. & Subsidiaries

                                                             Years Ended
                                             ------------------------------------------
                                             December 25,   December 26,   December 27,
(In thousands, except per share amounts)             1998           1997           1996
----------------------------------------     ------------   ------------   ------------

Net Sales                                        $432,185       $413,897       $391,756

  Cost of products sold                           212,784        210,909        195,775
                                             ------------   ------------   ------------

Gross Profit                                      219,401        202,988        195,981

  Product development                              18,213         17,817         17,909

  Selling, marketing and distribution              83,169         87,479         85,281

  General and administrative                       41,146         32,219         39,734
                                             ------------   ------------   ------------

Operating Profit                                   76,873         65,473         53,057

  Interest expense                                  5,319            866            831

  Other expense (income), net                         191          1,091           (543)
                                             ------------   ------------   ------------

Earnings before Income Taxes                       71,363         63,516         52,769

  Income taxes                                     24,100         18,800         16,600
                                             ------------   ------------   ------------

Net Earnings                                     $ 47,263       $ 44,716       $ 36,169
                                             ============   ============   ============

Basic Net Earnings per Common Share              $   2.06       $   1.75       $   1.40
                                             ============   ============   ============

Diluted Net Earnings per Common Share            $   2.01       $   1.71       $   1.38
                                             ============   ============   ============


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets                                                       GRACO Inc. & Subsidiaries

                                                                              December 25,     December 26,
(In thousands, except share amounts)                                                  1998             1997
----------------------------------------------------------------------------  ------------     ------------
Assets
Current Assets:
  Cash and cash equivalents                                                   $      3,555     $     13,523
  Accounts receivable, less allowances of $4,400 in 1998 and $4,100 in 1997         80,146           86,148
  Inventories                                                                       34,018           43,942
  Deferred income taxes, net                                                        12,384           11,140
  Other current assets                                                               1,217            1,539
                                                                              ------------     ------------
   Total current assets                                                            131,320          156,292
Property, Plant and Equipment, at Cost:
  Land                                                                               5,343            5,083
  Buildings and improvements                                                        61,712           63,981
  Manufacturing equipment                                                           98,723           91,161
  Office, warehouse and automotive equipment                                        31,010           30,497
  Construction in progress                                                           2,334            6,218
                                                                              ------------     ------------
   Total property, plant and equipment, at cost                                    199,122          196,940
  Accumulated depreciation                                                        (102,756)         (96,760)
                                                                              ------------     ------------
   Net property, plant and equipment                                                96,366          100,180
Other Assets                                                                         6,016            8,060
                                                                              ------------     ------------
    Total Assets                                                              $    233,702     $    264,532
                                                                              ============     ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Notes payable to banks                                                      $     14,560     $      2,911
  Current portion of long-term debt                                                  3,157            1,796
  Trade accounts payable                                                            11,965           12,542
  Salaries, wages and commissions                                                   14,025           14,903
  Accrued insurance liabilities                                                     10,809           10,227
  Income taxes payable                                                               5,134            5,546
  Other current liabilities                                                         23,316           21,055
                                                                              ------------     ------------
   Total current liabilities                                                        82,966           68,980
Long-Term Debt, Less Current Portion                                               112,582            6,163
Retirement Benefits and Deferred Compensation                                       28,841           31,880
Commitments and Contingencies
Shareholders' Equity
  Common stock, $1 par value; 33,750,000 shares authorized;
   shares outstanding, 20,096,814 and 25,552,694 in 1998
   and 1997, respectively                                                           20,097           25,553
  Additional paid-in capital                                                        23,892           26,085
  Retained earnings (deficit)                                                      (35,878)         105,030
  Other, net                                                                         1,202              841
                                                                              ------------     ------------
   Total shareholders' equity                                                        9,313          157,509
                                                                              ------------     ------------
   Total liabilities and shareholders' equity                                 $    233,702     $    264,532
                                                                              ============     ============
See Notes to Consolidated Financial Statements.


Consolidated Statements of Cash Flows                                       GRACO Inc. & Subsidiaries


                                                                         Years Ended
                                                          -------------------------------------------
                                                          December 25,    December 26,   December 27,
(In thousands)                                                    1998            1997           1996
-----------------------------------------------------     ------------    ------------   ------------
Cash Flows from Operating Activities:
  Net earnings                                            $     47,263    $     44,716   $     36,169
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Depreciation and amortization                           13,736          13,494         12,658
        Deferred income taxes                                     (593)           (358)           781
        Change in:
          Accounts receivable                                    6,293          (7,804)       (10,192)
          Inventories                                           10,547          (3,860)          (394)
          Trade accounts payable                                  (761)           (839)           459
          Salaries, wages and commissions                         (934)            437          1,081
          Retirement benefits and deferred compensation         (3,255)           (626)           928
          Other accrued liabilities                              2,695          (8,549)         6,963
          Other                                                  2,118            (330)           148
                                                          ------------    ------------   ------------
Net cash provided by operating activities                       77,109          36,281         48,601
                                                          ------------    ------------   ------------
Cash Flows from Investing Activities:
  Property, plant and equipment additions                      (11,962)        (20,109)       (30,038)
  Proceeds from sale of property, plant and equipment            2,201           1,990          1,058
                                                          ------------    ------------   ------------
Net cash used in investing activities                           (9,761)        (18,119)       (28,980)
                                                          ------------    ------------   ------------
Cash Flows from (for) Financing Activities:
  Borrowing on notes payable and lines of credit                65,869          44,033         15,890
  Payments on notes payable and lines of credit                (54,376)        (44,460)       (16,657)
  Borrowings on long-term debt                                 180,985              --             --
  Payments on long-term debt                                   (73,273)         (1,455)        (1,652)
  Common stock issued                                            4,876           3,260          2,525
  Retirement of common stock                                  (190,899)         (6,971)        (8,115)
  Cash dividends paid                                          (10,701)         (9,608)        (8,344)
                                                          ------------    ------------   ------------
Net cash used in financing activities                          (77,519)        (15,201)       (16,353)
                                                          ------------    ------------   ------------
Effect of exchange rate changes on cash                            203           4,027          1,624
                                                          ------------    ------------   ------------
Net increase (decrease) in cash and cash equivalents            (9,968)          6,988          4,892
Cash and cash equivalents
  Beginning of year                                             13,523           6,535          1,643
                                                          ------------    ------------   ------------
  End of year                                             $      3,555    $     13,523   $      6,535
                                                          ============    ============   ============
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GRACO Inc. & Subsidiaries
Years Ended December 25, 1998, December 26, 1997 and December 27, 1996

A.  Summary of Significant Accounting Policies

Fiscal Year. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December.

Basis of Statement Presentation. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 25, 1998, all subsidiaries are 100 percent owned. The Company's European subsidiaries' fiscal years ended December 25, 1998, and November 30, 1997 and 1996. The European subsidiaries' one-month reporting lag was eliminated in 1998 with Europe's December 1997 net earnings being recorded as an adjustment to equity. All other subsidiaries outside North America have been included principally on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting. The U.S. dollar is the functional currency for all foreign subsidiaries.

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

Currency Hedges. The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts, borrowings in various currencies or options, in order to hedge its net monetary positions. Consistent with financial reporting requirements, these hedges and net monetary positions are recorded at current market values and the gains and losses are included in Other expense (income). The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant. The notional amounts (which may not be indicative of credit or market risk) of such contracts were (in U.S. dollars) $18,717,000 and $28,271,000, and their fair value was not materially different than the notional value at December 25, 1998, and December 26, 1997, respectively.

Interest Rate Hedges. The Company utilizes interest rate swaps to convert all or a portion of its underlying debt from a variable rate to a fixed rate. Consistent with financial reporting requirements, the gains and losses on these agreements are included in interest expense. The notional amounts of such contracts were $78 million and $3.5 million at December 25, 1998, and December 26, 1997, respectively.

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

Earnings Per Common Share. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in February 1997, which requires the presentation of earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed after giving effect to the exercise of all dilutive outstanding option grants.

Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APBO No. 25.

Comprehensive Earnings. Comprehensive earnings is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. In 1998, 1997 and 1996, comprehensive earnings for the Company was equivalent to net earnings as reported.

Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments. The statement requires recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value and will be effective in fiscal Year 2000. The Company has not yet completed its analysis of the impact SFAS No. 133 will have on its consolidated financial statements.

B.  Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

The Company has three reportable segments: Industrial/Automotive, Contractor and Lubrication. The Industrial/Automotive segment markets fluid application systems and equipment for paints, coatings, sealants and adhesives for automotive and truck assembly and feeder plants as well as the wood products, rail, marine, aerospace, farm, construction, bus and recreational vehicles, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, roofing, texture, corrosion control and line striping and also high-pressure washers. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, fleet service centers, automobile dealerships and mining. All segments market parts and accessories for their products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The cost of manufacturing for each segment is based on product cost, and expenses are based on actual costs incurred along with cost allocations of shared and centralized functions. Certain products are sold across segments, in which case the segment marketing the product is credited with the sale. Assets of the Company are not tracked along reportable segment lines.

Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and market channel. This allows for focused marketing and efficient product development. The segments share common purchasing, manufacturing and distribution.

(In thousands)                          Industrial/
Reportable Segments                      Automotive   Contractor   Lubrication      Total
-----------------------------------     -----------   ----------   -----------      -----
1998
Net sales to unaffiliated customers        $231,924     $156,535       $43,726   $432,185
Segment operating profit                     42,973       35,836         8,829     87,638

1997
Net sales to unaffiliated customers         226,114      142,400        45,383    413,897
Segment operating profit                     36,146       27,947         5,603     69,696

1996
Net sales to unaffiliated customers         224,776      124,392        42,588    391,756
Segment operating profit                     35,436       22,356         5,034     62,826

Profit Reconciliation                               1998        1997       1996
------------------------------------           ---------   ---------  ---------
Total profit for reportable segments            $ 87,638    $ 69,696   $ 62,826
Unallocated corporate expenses                   (10,765)     (4,223)    (9,769)
                                               ---------   ---------  ---------
Total operating profit                          $ 76,873    $ 65,473   $ 53,057
                                               =========   =========  =========


Geographic Information                              1998        1997       1996
------------------------------------           ---------   ---------  ---------
Sales
   United States                                $264,326    $243,197   $222,639
   Other countries                               167,859     170,700    169,117
                                               ---------   ---------  ---------
Total                                           $432,185    $413,897   $391,756
                                               =========   =========  =========

Long-lived assets
   United States                                $ 91,068    $ 94,599   $ 89,092
   Other countries                                10,123      11,709     12,820
                                               ---------   ---------  ---------
Total                                           $101,191    $106,308   $101,912
                                               =========   =========  =========

Sales to Major Customers

No customer represented 10 percent or more of consolidated sales in the years reported.

C. Inventories

Major components of inventories for the last two years were as follows:

(In thousands)                                               1998          1997
-------------------------------------------------------   -------      --------
Finished products and components                          $27,764       $38,290
Products and components in various stages of completion    23,024        25,320
Raw materials                                              18,970        16,715
                                                          -------      --------
                                                           69,758        80,325
Reduction to LIFO cost                                    (35,740)      (36,383)
                                                          -------      --------
Total                                                     $34,018       $43,942
                                                         ========      ========

Inventories valued under the LIFO method were $22,874,000 and $26,593,000 for 1998 and 1997, respectively. All other inventory was valued on the FIFO method.

In 1998 and 1997, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D.  Income Taxes

Earnings before income tax expense consist of:

(In thousands)                                   1998          1997        1996
--------------                                -------       -------     -------
Domestic                                      $61,709       $53,139     $33,844
Foreign                                         9,654        10,377      18,925
                                              -------       -------     -------
Total                                         $71,363       $63,516     $52,769
                                              =======       =======     =======
Income tax expense consists of:

(In thousands)                                   1998          1997        1996
---------------------                         -------       -------     -------
Current:
   Domestic:
      Federal                                 $17,374       $11,729     $10,518
      State and local                           1,600         1,709       1,201
   Foreign                                      5,628         5,281       4,638
                                              -------       -------     -------
                                               24,602        18,719      16,357
                                              =======       =======     =======
Deferred:
   Domestic                                      (423)        1,994        (227)
   Foreign                                        (79)       (1,913)         47
                                              -------       -------    --------
                                                 (502)           81         243
                                              -------       -------    --------
Total                                         $24,100       $18,800     $16,600
                                              =======       =======     =======

Income taxes paid were  $22,922,000,  $17,148,000  and $14,967,000 in 1998, 1997
and 1996, respectively.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

                                                      1998          1997        1996
                                                      ----          ----        ----
Statutory tax rate                                      35%           35%         35%
   Foreign earnings with (lower) higher tax rates       (1)           (3)          2
   Reduction of valuation allowance                     --            (3)         (6)
   State taxes, net of federal effect                    2             2           2
   U.S. general business tax credits                    (1)           (1)         (1)
   Other                                                (1)           --          (1)
                                                      ----          ----        ----
Effective tax rate                                      34%           30%         31%
                                                      ====          ====        ====

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)                                                            1998            1997
--------------------------------------------------------              --------         -------
Inventory valuations                                                  $  3,463         $ 3,299
Insurance accruals                                                       3,349           3,445
Vacation accruals                                                        1,258           1,343
Bad debt reserves                                                        1,243           1,109
Net operating loss carryforward                                            606              --
                                                                      --------         -------
Other                                                                    2,465           1,944
                                                                      --------         -------
  Current                                                               12,384          11,140
                                                                      --------         -------

Unremitted earnings of consolidated foreign subsidiaries<F1>            (2,827)         (3,500)
Excess of tax over book depreciation                                    (6,237)         (5,594)
Postretirement benefits                                                  5,230           5,149
Pension and deferred compensation                                        4,428           5,397
Other                                                                      597             480
                                                                      --------         -------
  Non-current                                                            1,191           1,932
                                                                      --------         -------
Net deferred tax assets                                               $ 13,575         $13,072
                                                                      ========         =======



<F1>
1 Payable at the time these earnings are distributed to the parent, however, tax planning strategies may mitigate this liability.


Net non-current deferred tax assets above are included in Other Assets. Total deferred tax assets were $22,993,000 and $22,522,000, and total deferred tax liabilities were $9,418,000 and $9,450,000 on December 25, 1998, and December
26, 1997, respectively.

E.  Debt

(In thousands)                                                            1998           1997
--------------------------------------------------------------        --------        -------
Reducing revolving credit facility, 6.28% at December 25, 1998        $109,509        $    --
Industrial development refunding revenue
   bonds, 4.15% at December 25, 1998,
   payable through 2002 (property carried at
   $2,681 pledged as collateral)                                         3,000          3,500
Other                                                                    3,230          4,459
                                                                      --------        -------
Total long-term debt                                                   115,739          7,959
   Less current portion                                                  3,157          1,796
                                                                      --------        -------
Long-term portion                                                     $112,582        $ 6,163
                                                                      ========        =======

Aggregate annual scheduled maturities of long-term debt for the next five years are as follows: 1999-$3,157,000; 2000-$1,215,000; 2001-$1,310,000;
2002-$2,550,000; 2003-$107,507,000. Interest paid on debt during 1998, 1997, and
1996 amounted to $4,742,000, $856,000 and $841,000, respectively. The fair value of the Company's long-term debt at December 25, 1998, and December 26, 1997, is not materially different than its recorded value.

In July 1998, the Company entered into a five-year $190 million reducing revolving credit facility (the "Revolver") with a syndicate of ten banks including the lead bank, U.S. Bank National Association. The Revolver was subsequently reduced to $147 million by December 25, 1998. The Company's initial borrowing of $158 million financed a portion of the stock repurchase discussed in Note F. The $109,509,000 outstanding balance bears underlying interest at the London Interbank Offered Rate plus a spread of 0.625 percent. This spread reduces as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The Revolver specifies quarterly reductions of the maximum amount of the credit line, and requires the Company to maintain certain financial ratios as to net worth, cash flow leverage and fixed charge coverage. The Revolver effectively restricts dividend payments that would cause a violation of the tangible net worth ratio covenant. The amount of the restriction was $18 million at December 25, 1998.

The Company has an interest rate swap agreement in place whereby it fixed the underlying interest rate on $75 million of the Revolver at 5.74 percent through 2000. At December 25, 1998, the contractual underlying variable interest rate under the Revolver was 5.66 percent. The cash flows related to the swap agreement are recorded as income when received and expense when paid. Market and credit risk are not significant.

The Company also has an interest rate swap agreement in place whereby it fixed the interest rate of the remaining principal amounts of the Company's previously variable interest rate revenue bond debt at 4.38 percent through 2002. At December 25, 1998, the contractual variable interest rate under the revenue bonds was Bankers Trust reference rate plus 0.30 percent, or 4.15 percent.

On December 25, 1998, the Company had lines of credit with U.S. and foreign banks of $171,655,000, including the $147,000,000 Revolver. The unused portion of these credit lines was $51,889,000 at December 25, 1998. Borrowing rates under these facilities vary with the prime rate, rates on domestic certificates of deposit and the London interbank market. The weighted short-term borrowing rates were 6.3 percent, 5.8 percent and 3.6 percent at December 25, 1998, December 26, 1997, and December 27, 1996, respectively. The Company pays commitment fees of up to 0.25 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the covenants of its debt agreements.

F.  Shareholders' Equity

Changes in shareholders' equity accounts are as follows:



(In thousands)                                   1998           1997           1996
--------------------------                   --------       --------        -------
Common Stock
Balance, beginning of year                   $ 25,553       $ 17,047       $ 17,265
Stock split                                        --          8,516             --
Shares issued                                     344            250            188
Shares repurchased                             (5,800)          (260)          (406)
                                             --------       --------       --------
Balance, end of year                           20,097         25,553         17,047
                                             --------       --------       --------
Additional Paid-In Capital
Balance, beginning of year                     26,085         22,254         20,397
Shares issued                                   4,535          4,171          2,337
Shares repurchased                             (6,728)          (340)          (480)
                                             --------       --------       --------
Balance, end of year                           23,892         26,085         22,254
                                             --------       --------       --------
Retained Earnings (deficit)
Balance, beginning of year                    105,030         85,232         64,949
Net income                                     47,263         44,716         36,169
Dividends declared                            (10,102)       (10,033)        (8,657)
Change in accounting period                       300             --             --
Stock split                                        --         (8,516)            --
Shares repurchased                           (178,369)        (6,369)        (7,229)
                                             --------       --------       --------
Balance, end of year                          (35,878)       105,030         85,232
                                             --------       --------       --------
Other, Net
Balance, end of year                            1,202            841          1,517
                                             --------       --------       --------
Total Shareholders' Equity                   $  9,313       $157,509       $126,050
                                             ========       ========       ========

In July 1998 the Company repurchased 5.8 million shares of common stock for $190,887,000 from its largest shareholder, the Trust under the Will of Clarissa
L. Gray. The stock repurchase was funded with cash of $32,887,000 and $158,000,000 from the Revolver discussed in Note E.

The Board of Directors declared a three-for-two stock split on December 12, 1997, in the form of a 50 percent stock dividend payable February 4, 1998; the dividend was payable to shareholders of record on January 7, 1998. Accordingly, the December 26, 1997, balance reflects the split with an increase in common stock and reduction in retained earnings of $8,516,000. All stock option, share and per share data has been restated to reflect the split.

At December 25, 1998, the Company had 22,549 authorized, but not issued, cumulative preferred shares. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

G. Stock  Option and  Purchase  Plans

Stock Option Plans. The Company has a Long-Term Stock Incentive Plan, under which a total of 5,212,500 common shares have been reserved for issuance, with 2,830,527 shares remaining reserved at December 25, 1998. Grants under this Plan are in the form of restrictive share awards and stock options. Restrictive share awards of 963,914 common shares have been made to certain key employees under the Plan, with 52,500 shares still restricted for disposition. Such restrictions will lapse in 1999. Compensation cost charged to operations for the restricted share awards was $362,000, $188,000 and $256,000 in 1998, 1997 and 1996,
respectively. In 1997, certain officers of the Company agreed to forfeit certain stock appreciation rights under an agreement which had been granted in prior years. The net impact on earnings before income taxes in 1997 was $898,000. Unearned compensation expense relating to the remaining restricted shares is $614,000 at December 25, 1998 and is included as a reduction of shareholders' equity in the Other, net category.

Stock options for 2,686,155 common shares have also been granted under the Plan. The option price is the market price at the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant.

In 1996, the shareholders approved a Nonemployee Director Stock Option Plan, under which the Company makes initial and annual grants to the nonemployee directors of the Company. There are 300,000 common shares authorized for issuance under the Plan, all of which remained reserved at the end of 1998. Nonemployee directors receive an initial option grant of 3,000 shares upon first appointment or election and an annual option grant of 2,250 shares. The exercise price of each option is the fair market value at the date of grant. The options have a ten-year duration and may be exercised in equal installments over four years, beginning one year from the date of grant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

                                                                Weighted Average
                                                  Shares          Exercise Price
                                               ---------        ----------------
Outstanding, December 29, 1995                 1,055,795                  $ 9.13
   Granted                                       105,039                   13.10
   Exercised                                     (43,680)                   8.02
   Canceled                                      (54,362)                   8.09
                                               ---------        ----------------
Outstanding, December 27, 1996                 1,062,792                    9.56
   Granted                                       237,000                   19.51
   Exercised                                     (80,961)                  21.46
   Canceled                                     (115,113)                  10.92
                                               ---------        ----------------
Outstanding, December 26, 1997                 1,103,718                   11.65
   Granted                                       319,750                   29.79
   Exercised                                    (142,055)                   8.60
   Canceled                                      (99,625)                  17.84
                                               ---------        ----------------
Outstanding, December 25, 1998                 1,181,788                  $16.29
                                               =========        ================

The number of stock options exercisable was 510,886, 460,146 and 349,094, at December 25, 1998, December 26, 1997 and December 27, 1996, respectively. These stock options had a weighted average exercise price per share of $9.88, $8.73 and $7.97 at December 25, 1998, December 26, 1997 and December 27, 1996, respectively.

The outstanding options at December 25, 1998, expire from 2002 to 2008, with a weighted average contractual life remaining of 7.0 years, at exercise prices ranging from $6.89 to $34.81.

Stock Purchase Plans. Under the Company's Employee Stock Purchase Plan, 5,850,000 common shares have been reserved for sale to employees, 1,069,769 of which remained unissued at the end of 1998. The purchase price of the shares under the Plan is the lesser of 85 percent of the fair market value on the first day or the last day of the Plan year.

In 1994, the shareholders approved a Nonemployee Director Stock Plan which enables individual nonemployee directors of the Company to elect to receive or defer all or part of a director's annual retainer in the form of shares of the Company's common stock instead of cash. The Company issued 3,357, 2,725 and 2,282 shares under this plan during 1998, 1997 and 1996, respectively. The expense related to this plan is not significant.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the Long-Term Incentive Plan and the Nonemployee Director Stock Option Plan. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced as follows:

                                              1998           1997           1996
                                           -------        -------        -------
Net earnings
  As reported                              $47,263        $44,716        $36,169
  Pro forma                                 45,144         43,358         35,276
Net earnings per common share
  Basic as reported                        $  2.06        $  1.75        $  1.40
  Diluted as reported                         2.01           1.71           1.38
  Pro forma basic                             1.97           1.70           1.36
  Pro forma diluted                           1.92           1.66           1.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yields of 1.5 percent, 2.0 percent and 2.9 percent; expected volatility of 40.2 percent, 32.0 percent and 25.1 percent; risk-free interest rates of 5.5 percent,
6.6 percent and 6.3 percent; and expected lives of an average of 8 years. Based upon these assumptions, the weighted average fair value at grant date of options granted during 1998, 1997 and 1996 was $12.37, $10.47 and $5.25, respectively.

The SFAS No. 123 weighted average fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively; dividend yields of 1.5 percent, 1.7 percent and 2.4 percent; expected volatility of 40.2 percent, 31.7 percent and 25.1 percent; risk-free interest rate of 5.5 percent, 6.5 percent and 6.1 percent; and expected lives of 1 year. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the Plan year was added to the fair value of the employees' purchase rights determined using Black-Scholes. The weighted average fair value per common share was $7.85, $8.05 and $4.67 in 1998, 1997 and 1996, respectively.

H.  Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments at December 25, 1998, under operating leases with noncancelable terms of more than one year, were $6,266,000, payable as follows:
                                                      Vehicles &
 (In thousands)                       Buildings        Equipment           Total
 --------------                       ---------        ---------          ------
 1999                                    $1,808           $1,277          $3,085
 2000                                     1,502              571           2,073
 2001                                       725              180             905
 2002                                        70               82             152
 2003                                        25               26              51
 Thereafter                                   -                -               -
                                      ---------        ---------          ------
 Total                                   $4,130           $2,136          $6,266
                                      =========        =========          ======

Total rental expense was $3,307,000 for 1998, $3,339,000 for 1997 and $3,815,000
for 1996.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

I.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee's compensation. Prior to 1998, the Company matched employee contributions at a 50 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $1,989,000, $941,000 and $841,000 in 1998, 1997 and 1996, respectively.

The Company's postretirement medical plan provides certain medical benefits for retired employees. U.S employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees and directors and most of the employees of the Company's non-U.S. subsidiaries. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. In 1998, the Company amended the plans to remove the 30-year limitation on benefit service. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the plan's investment in the common stock of the Company was $19,995,000 and $16,860,000 at December 25, 1998, and December 26, 1997, respectively. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the periods ending December 25, 1998 and December 26, 1997, and a statement of the funded status as of the same dates.

                                                   Pension Benefits            Other Benefits
                                               -----------------------     ---------------------
(In thousands)                                     1998          1997          1998        1997
-------------------------------------------    --------      --------      --------    --------
Reconciliation of benefit obligation
Obligation, beginning of year                  $ 79,049      $ 74,179      $ 15,065    $ 14,269
Service cost                                      2,959         2,366           442         484
Interest cost                                     5,595         5,031           954         979
Plan amendments                                   1,716            --            --          --
Actuarial (gain) loss                             9,443          (321)           54         249
Benefit payments                                 (3,621)       (2,206)         (892)       (916)
                                               --------      --------      --------    --------
Obligation, end of year                        $ 95,141      $ 79,049      $ 15,623    $ 15,065
                                               --------      --------      --------    --------

Reconciliation of fair value of plan assets
Fair value, beginning of year                  $ 89,460      $ 76,894      $     --    $     --
Actual return on assets                          15,855        14,557            --          --
Employer contribution                             1,412           215           892         916
Benefit payments                                 (3,621)       (2,206)         (892)       (916)
                                               --------      --------      --------    --------
Fair value, end of year                        $103,106      $ 89,460      $     --    $     --
                                               --------      --------      --------    --------

Funded status
Funded status over (under), end of year        $  7,965      $ 10,411      $(15,623)   $(15,065)
Unrecognized transition (asset) obligation          (74)          (60)           --          --
Unrecognized prior service cost                   2,184           698            --          --
Unrecognized (gain) loss                        (20,036)      (24,825)          680         353
                                               --------      --------      --------    --------
Net                                            $ (9,961)     $(13,776)     $(14,943)   $(14,712)
                                               ========      ========      ========    ========

The following table provides the amounts included in the Statement of Financial Position as of December 25, 1998, and December 26, 1997.

                              Pension Benefits                Other Benefits
                           ---------------------          ---------------------
(In thousands)                  1998        1997               1998        1997
-------------------------  ---------    --------          ---------   ---------


Accrued benefit liability  $ (10,272)   $(14,087)         $ (14,943)  $ (14,712)
Intangible asset                 311         311                 --          --
                           ---------    --------          ---------   ---------
Net                        $  (9,961)   $(13,776)         $ (14,943)  $ (14,712)
                           =========    ========          =========   =========

The components of net periodic benefit cost for the plans for 1998, 1997 and 1996 were as follows:

                                                          Pension Benefits               Other Benefits
                                                  ----------------------------     ---------------------------
(In thousands)                                        1998      1997      1996        1998      1997      1996
------------------------------------------------  --------   -------   -------     -------  --------  --------

Service cost - benefits earned during the period  $  2,959   $ 2,366   $ 2,366     $   442   $   484   $   457
Interest cost on projected benefit obligation        5,595     5,031     4,699         954       979       924
Expected return on assets                           (9,711)   (8,342)   (5,699)         --        --        --
Amortization of transition (asset) obligation           (3)       68        72          --        --        --
Amortization of prior service cost                     230        95        95          --        --        --
Amortization of net (gain) loss                     (1,067)     (944)     (442)         --        --        --
Cost of pension plans which are not significant
  and have not adopted SFAS No. 87                     371       233       171         N/A       N/A       N/A
                                                  --------   -------   -------    --------  --------  --------
Net periodic benefit (credit) cost                  (1,626)   (1,493)    1,262       1,396     1,463     1,381
                                                  --------   -------   -------    --------  --------  --------
Curtailment gain                                      (239)       --        --          --        --        --
Settlement gain                                       (271)       --        --          --        --        --
                                                  --------   -------   -------    --------  --------  --------
Net periodic benefit (credit) cost after
  curtailments and settlements                    $ (2,136)  $(1,493)  $ 1,262      $1,396    $1,463    $1,381
                                                  ========   =======   =======    ========  ========  ========

The Company's retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the Accumulated Postretirement Benefit Obligation (APBO), a 6 percent maximum annual trend rate for healthcare costs was assumed for the year ending December 25, 1998. This rate is assumed to remain constant through the year 2001, decline to 5.5 percent in 2002 and 4.5 percent 2003, and remain at that level thereafter. The other assumptions used in the measurement of the Company's benefit obligation are shown below:

                                                          Pension Benefits                 Other Benefits
                                                       ------------------------       ------------------------
Weighted average assumptions                           1998      1997      1996       1998      1997      1996
                                                       ----      ----      ----       ----      ----      ----
Discount rate                                           6.5%      7.0%      7.0%       7.0%      7.0%      7.0%
Expected return on assets                              11.0%     11.0%      9.0%       N/A       N/A       N/A
Rate of compensation increase                           3.3%      3.3%      3.3%       N/A       N/A       N/A
                                                       ====      ====      ====       ====      ====      ====

At December 25, 1998, a 1 percent change in assumed healthcare cost trend rates would have the following effects:


                                                      1% Increase    % Decrease
                                                      -----------    ----------
Effect on total of service and interest cost
  components of net periodic postretirement
  healthcare benefit cost                                  $  235       $  (189)

Effect on the healthcare component of the
  accumulated postretirement benefit obligation            $2,343       $(1,918)
                                                      -----------    ----------

J.  Earnings per Share

Earnings per share for all years presented has been calculated to reflect the three-for-two stock split declared on December 12, 1997. The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except per share amounts)                                        1998          1997         1996
---------------------------------------------------------------------        -------       -------      -------
Numerator:
   Net earnings available to common shareholders                             $47,263       $44,716      $36,169
                                                                             -------       -------      -------
Denominators:
   Denominator for basic earnings per share - weighted average shares         22,941        25,575       25,908
   Dilutive effect of stock options computed based on the treasury
     stock method using the average market price                                 606           591          394
                                                                             -------       -------      -------
   Denominator for diluted earnings per share                                 23,547        26,166       26,302
                                                                             =======       =======      =======
Basic earnings per share                                                     $  2.06       $  1.75      $  1.40
                                                                             =======       =======      =======
Diluted earnings per share                                                   $  2.01       $  1.71      $  1.38
                                                                             =======       =======      =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading "Executive Officers of the Company" in Part I of this 1998 Annual Report on Form 10-K and the information under the headings "Election of Directors, Nominees and Other Directors" on pages 2 through 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13, of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, to be held on May 4, 1999 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" on pages 5 through 11 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of the Management Organization and Compensation Committee" and "Comparative Stock Performance Graph".

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Beneficial Ownership of Shares" on pages 11 through 13 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading "Certain Business Relationships" on page 11 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, to be held on May 4, 1999 (the "Proxy Statement"), is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements
            See Part II

      (2)   Financial Statement Schedule                                    Page
                                                                            ----
              o  Schedule II - Valuation and Qualifying Accounts..............30

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (3)   Management  Contract,  Compensatory  Plan  or  Arrangement. (See
            Exhibit Index) ...................................................32
            Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

(b)         Reports on Form 8-K
            There were no reports on Form 8-K for the thirteen weeks ended December 25, 1998.

(c)         Exhibit Index ....................................................32


Schedule II - Valuation and Qualifying Accounts
GRACO Inc. & Subsidiaries

(In thousands)
--------------

                                                                          Additions
                                                            Balance at   charged to   Deductions
                                                             beginning    costs and         from         Balance at
Description                                                    of year     expenses     reserves        end of year
--------------------------------------------------          ----------   ----------   ----------        -----------

Year ended December 25, 1998:
    Allowance for doubtful accounts                            $ 2,200       $  900      $   500<F1>        $ 2,600
    Allowance for obsolete and overstock inventory               4,700        2,900        3,300<F2>          4,300
    Allowance for returns and credits                            1,900        3,400        3,500<F3>          1,800
                                                            ----------   ----------   ----------        -----------
                                                               $ 8,800       $7,200      $ 7,300            $ 8,700
                                                            ==========   ==========   ==========        ===========
Year ended December 26, 1997:
    Allowance for doubtful accounts                            $ 2,400       $  500      $   700<F1>        $ 2,200
    Allowance for obsolete and overstock inventory               5,100        1,500        1,900<F2>          4,700
    Allowance for returns and credits                            2,300        3,700        4,100<F3>          1,900
    Valuation allowance for tax benefits                         1,995           --        1,995                 --
                                                            ----------   ----------   ----------        -----------
                                                               $11,795       $5,700      $ 8,695            $ 8,800
                                                            ==========   ==========   ==========        ===========
Year ended December 27, 1996:
    Allowance for doubtful accounts                            $ 2,800       $  900      $ 1,300<F1>        $ 2,400
    Allowance for obsolete and overstock inventory               5,900        2,500        3,300<F2>          5,100
    Allowance for returns and credits                            2,000        4,100        3,800<F3>          2,300
    Valuation allowance for tax benefits                         5,020           --        3,025              1,995
                                                            ----------   ----------   ----------        -----------
                                                               $15,720       $7,500      $11,425            $11,795
                                                            ==========   ==========   ==========        ===========

<F1>
1 Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
<F2>
2    Items  scrapped or otherwise  disposed of during the year.
<F3>
3    Credits issued and returns processed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.


  /s/James A. Earnshaw                                March 18, 1999
  --------------------                                --------------
  James A. Earnshaw
  President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/James A. Earnshaw                                March 18, 1999
  --------------------                                --------------
  James A. Earnshaw
  President, Chief Executive Officer and Director
  (Principal Executive Officer)


  /s/Mark W. Sheahan                                  March 18, 1999
  ------------------                                  --------------
  Mark W. Sheahan
  Vice President and Treasurer
  (Principal Financial Officer)


  /s/James A. Graner                                  March 18, 1999
  ------------------                                  --------------
  James A. Graner
  Vice President and Controller
  (Principal Accounting Officer)



D. A. Koch             Director, Chairman of the Board
G. Aristides           Director, and Vice Chairman
R. O. Baukol           Director
R. D. McFarland        Director
L. R. Mitau            Director
M. A. M. Morfitt       Director
D. R. Olseth           Director
J. L. Scott            Director
W. G. Van Dyke         Director

George Aristides, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


  /s/George Aristides                                 March 18, 1999
  -------------------                                 --------------
  George Aristides
  (For himself and as attorney-in-fact)

Exhibit Index

      Exhibit
       Number  Description
      -------  -----------

          3.1 Restated Articles of Incorporation as amended December 12, 1997. See also Exhibit 4.3. (Incorporated by reference to Exhibit 3.1 to the Compan's 1997 Annual Report on Form 10-K.)

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

          4.2 Amendment 1 dated June 12, 1992, to Credit Agreement dated October 1, 1990, between the Company and First Bank National Association; and Amendment 2 dated December 31, 1992, to the same Agreement. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 3 dated November 8, 1993, and Amendment 4, dated February 8, 1994. (Incorporated by reference to Exhibit 4.2 to the Company's 1993 Annual Report on Form 10-K.) Amendment 5, dated April 10, 1995. (Incorporated by reference to Exhibit 4.2 to the Company's 1995 Annual Report on Form 10-K.) Amendment 6, dated September 27, 1996. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 27, 1996.) Amendment 7 dated May 27, 1997. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.) Amendment 8, dated May 28, 1998. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 26, 1998.)

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

          4.4 Credit Agreement dated July 2, 1998, between the Company and U.S. Bank National Association. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 25, 1998.)

        *10.1  1998   Corporate   and   Business   Unit   Annual   Bonus   Plan.
               (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 27, 1998.)

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

        *10.4 Chairman's Award Plan. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 7, 1988.)

        *10.5 Long Term Stock Incentive Plan, as amended December 12, 1997. (Incorporated by reference to Exhibit 10.5 to the Company's 1997 Annual Report on Form 10-K.)

        *10.6 Retirement Plan for Non-Employee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

        *10.7  Deferred   Compensation   Plan   for   Non-Employee    Directors.
               (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 7, 1988.)

        *10.8  Restoration Plan 1998 restatement.  (Incorporated by reference to
               Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K.)

        *10.9 Nonemployee Director Stock Plan, as amended November 6, 1997. (Incorporated by reference to Exhibit 10.11 to the Company's 1997 Annual Report on Form 10-K.)

       *10.10 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated May 2, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

       *10.11 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to selected officers, dated December 15, 1994, December 27, 1994 and February 23, 1995. (Incorporated by reference to Exhibit 10.16 to the Company's 1994 Annual Report on Form 10-K.)

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

       *10.15 Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K.)

       *10.16  Nonemployee  Director Stock  Option Plan, as amended  November 6,
               1997.   (Incorporated  by  reference  to  Exhibit  10.18  to  the
               Company's 1997 Annual Report on Form 10-K.)

       *10.17 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors, dated May 7, 1996. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

       *10.18 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated February 28, 1997. (Incorporated by reference to Exhibit 10.24 to the Company's 1996 Annual Report on Form 10-K.)

       *10.19 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from incentive stock option agreement dated February 25, 1993, for selected officers. (Incorporated by reference to Exhibit 10.25 to the Company's 1996 Annual Report on Form 10-K.)

       *10.20 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from non-incentive stock option agreement dated May 4, 1993, for selected officers. (Incorporated by reference to Exhibit 10.26 to the Company's 1996 Annual Report on Form 10-K.)

       *10.21 Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control, dated April 2, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.22 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to executive officer dated May 2, 1994, March 1, 1995 and March 1, 1996. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.23 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to selected officers dated December 15, 1994. (Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.24 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to one executive officer dated December 15, 1995. (Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.25 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to one executive officer, dated April 23, 1997. (Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.26 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors, dated May 6, 1997. (Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.27 Executive Long Term Incentive Agreement. Form of restricted stock award agreement used for award to one executive officer, dated May 6, 1997. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.28 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to two executive officers, dated May 6, 1997. (Incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.29 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee director, dated September 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.30 Trust Agreement dated September 30, 1997, between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference to
               Exhibit 10.2 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.31 Key Employee Agreement Amendment. Form of amendment dated January 9, 1998, revising payment reduction provisions. (Incorporated by reference to Exhibit 10.33 to the Company's 1997 Annual Report on Form 10-K.)

       *10.32 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated February 28, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 27, 1998.)

       *10.33 Separation and Release Agreement between Charles M. Osborne and the Company, dated May 29, 1998.

       *10.34 Employment Agreement between the Company and executive officer dated December 22, 1998.

           11 Statement of Computation of Earnings per share included in Note J on page 28.

           21  Subsidiaries of the Registrant included herein on page 36.

           23  Independent Auditors' Consent included herein on page 36.

           24  Power of Attorney included herein on page 37.

           27  Financial Data Schedule (EDGAR filing only.)

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company:

                                       Jurisdiction     Percentage of Voting
                                       of               Securities Owned by
   Subsidiary                          Organization     the Company
   -----------------------------       ------------     --------------------

   Equipos Graco Argentina S.A.        Argentina             100%*
   Graco Barbados FSC Limited          Barbados              100%
   Graco Canada Incorporated           Canada                100%
   Graco Chile Limitada                Chile                 100%*
   Graco do Brasil Limitada            Brazil                100%*
   Graco Europe N.V.                   Belgium               100%*
   Graco GmbH                          Germany               100%
   Graco Hong Kong Limited             Hong Kong             100%*
   Graco K.K.                          Japan                 100%
   Graco Korea Inc.                    Korea                 100%
   Graco Limited                       England               100%*
   Graco N.V.                          Belgium               100%*
   Graco S.A.                          France                100%*
   Graco S.r.l.                        Italy                 100%*


* Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.

Exhibit 23

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statement No. 333-17691 on Form S-8 (the Company's Long- Term Stock Incentive Plan), in Registration Statement No. 333-17787 on Form S-8 (the Company's Employee Stock Purchase Plan), in Registration Statement No. 33-54205 on Form S-8 (the Company's Nonemployee Director Stock Plan) and in Registration Statement No. 333-03459 on Form S-8 (the Company's Nonemployee Director Stock Option Plan) of our report dated January 18, 1999, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 25, 1998.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
March 23, 1999

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints George Aristides or Mark W. Sheahan, that person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person's name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 25, 1998, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

                                                Date

         /s/G. Aristides                          February 19, 1999
         ---------------                          -----------------
         G. Aristides

         /s/R. O. Baukol                          February 19, 1999
         ---------------                          -----------------
         R. O. Baukol

         /s/D. A. Koch                            February 19, 1999
         -------------                            -----------------
         D. A. Koch

         /s/R. D. McFarland                       February 19, 1999
         ------------------                       -----------------
         R. D. McFarland

         /s/L. R. Mitau                           February 19, 1999
         --------------                           -----------------
         L. R. Mitau

         /s/M. A.M. Morfitt                       February 19, 1999
         ------------------                       -----------------
         M. A.M. Morfitt

         /s/D. R. Olseth                          February 19, 1999
         ---------------                          -----------------
         D. R. Olseth

         /s/J. L. Scott                           February 19, 1999
         --------------                           -----------------
         J. L. Scott

         /s/W. G. Van Dyke                        February 19, 1999
         -----------------                        -----------------
         W. G. Van Dyke