Form 10-Q
period 1999-03-26
GRACO INC
filed 1999-05-10
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended March 26, 1999

Commission File Number:  001-9249


                                   GRACO INC.
             (Exact name of Registrant as specified in its charter)



        Minnesota                                        41-0285640
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)



4050 Olson Memorial Highway
Golden Valley, Minnesota                                                 55422
----------------------------------------                              ----------
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


                                    Yes     X         No
                                       ------------      -------------

         20,300,233 common shares were outstanding as of April 29, 1999.

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

         1999 Corporate and Business Unit Annual
               Bonus Plan                                            Exhibit  10
         Form of Stock Option Agreement under the Long Term
               Stock Incentive Plan dated December 12, 1997.        Exhibit 10.1
         Executive Long Term Incentive Agreement between
               the Company and one executive officer dated
               February 22, 1999                                    Exhibit 10.2
         Key Employee Agreement between the Company
               and one executive officer dated March 1, 1999        Exhibit 10.3
         Stock Option Agreement.  Form of agreement used for
               award of non-incentive stock options to one
               executive officer, dated March 1, 1999.              Exhibit 10.4
         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                Thirteen Weeks Ended
                                                --------------------
                                        March 26, 1999        March 27, 1998
                                        --------------        --------------
                                       (In thousands except per share amounts)


Net Sales                                  $   103,241          $    105,717

   Cost of products sold                        50,384                53,772
                                           -----------          ------------

Gross Profit                                    52,857                51,945

   Product development                           4,754                 4,782
   Selling, marketing and distribution          19,305                22,647
   General and administrative                    9,524                10,165
                                           -----------          ------------

Operating Profit                                19,274                14,351

   Interest expense                              1,953                   225
   Other (income) expense, net                     320                   279
                                           -----------          ------------

Earnings Before Income Taxes                    17,001                13,847

    Income taxes                                 5,800                 4,900
                                           -----------          ------------
Net Earnings                               $    11,201          $      8,947
                                           ===========          ============
    Basic Net Earnings Per Common Share    $       .56          $        .35
                                           ===========          ============
    Diluted Net Earnings Per Common Share  $       .54          $        .34
                                           ===========          ============










                      See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                March 26, 1999    Dec. 25, 1998
                                                --------------    -------------
ASSETS (Unaudited)


Current Assets:
      Cash and cash equivalents                 $        4,204     $      3,555
      Accounts receivable, less allowances
         of $4,400 and $4,400                           81,162           80,146
      Inventories                                       34,111           34,018
      Deferred income taxes                             12,563           12,384
      Other current assets                               1,135            1,217
                                                --------------     ------------
            Total current assets                       133,175          131,320

Property, Plant and Equipment:
      Cost                                             199,706          199,122
      Accumulated depreciation                        (105,355)        (102,756)
                                                --------------     ------------
                                                        94,351           96,366

Other Assets                                             6,046            6,016
                                                --------------     ------------
                                                $      233,572     $    233,702
                                                ==============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                    $       11,056     $     14,560
      Current portion of long-term debt                  1,715            3,157
      Trade accounts payable                            12,489           11,965
      Salaries, wages & commissions                      9,462           14,025
      Accrued insurance liabilities                     11,193           10,809
      Income taxes payable                              10,297            5,134
      Other current liabilities                         20,898           23,316
                                                --------------     ------------
            Total current liabilities                   77,110           82,966

Long-term Debt, less current portion                   105,353          112,582

Retirement Benefits and Deferred Compensation           29,133           28,841

Shareholders' Equity:
      Common stock                                      20,294           20,097
      Additional paid-in capital                        27,274           23,892
      Retained deficit                                 (26,891)         (35,878)
      Other, net                                         1,299            1,202
                                                --------------     ------------
            Total shareholders' equity                  21,976            9,313

                                                $      233,572     $    233,702
                                                ==============     ============

                 See notes to consolidated financial statements.



                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Thirteen Weeks
                                                   ------------------------------------

                                                   March 26, 1999        March 27, 1998
                                                   --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (In thousands)

Net Earnings                                        $      11,201         $       8,947
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                         3,773                 3,994
      Deferred income taxes                                   (69)                  158
      Change in:
        Accounts receivable                                (2,204)                  952
        Inventories                                          (731)               (2,531)
        Trade accounts payable                                471                 1,999
        Salaries, wages and commissions                    (4,396)               (4,047)
        Retirement benefits and deferred
         compensation                                         380                  (200)
        Other accrued liabilities                           3,573                 2,922
        Other                                                 183                   839
                                                    -------------         -------------
                                                           12,181                13,033
                                                    -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions                 (2,015)               (2,995)
   Proceeds from sale of property, plant
      and equipment                                           220                   170
                                                    -------------         -------------
                                                           (1,795)               (2,825)
                                                    -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on notes payable and lines of credit         38,992                 5,037
   Payments on notes payable and lines of credit          (42,397)               (2,772)
   Borrowings on long-term debt                             2,000                     -
   Payments on long-term debt                             (10,632)                 (310)
   Common stock issued                                      3,579                 3,822
   Retirement of common stock                                   -                   (12)
   Cash dividends paid                                     (2,212)               (2,811)
                                                    -------------         -------------
                                                          (10,670)                2,954
                                                    -------------         -------------
Effect of exchange rate changes on cash                       933                 1,698
                                                    -------------         -------------
Net increase (decrease) in cash and cash equivalents          649                14,860

Cash and cash equivalents:

   Beginning of year                                        3,555                13,523
                                                    -------------         -------------
   End of period                                    $       4,204         $      28,383
                                                    =============         =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 26, 1999, and the related statements of earnings and cash flows for the thirteen weeks then ended, have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 26, 1999, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                Mar. 26, 1999     Dec. 25, 1998
                                                -------------     -------------
      Finished products and components          $      27,396     $      27,764
      Products and components in various
         stages of completion                          22,757            23,024
      Raw materials                                    19,744            18,970
                                                -------------     -------------
                                                       69,897            69,758
      Reduction to LIFO cost                          (35,786)          (35,740)
                                                -------------     -------------
                                                $      34,111     $      34,018
                                                =============     =============

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments, Industrial/Automotive, Contractor and Lubrication. Assets of the Company are not tracked along reportable segment lines. Sales and operating profit by segment for the thirteen weeks ended March 26, 1999 and March 25, 1998 are as follows (in thousands):

                                                   Mar. 26, 1999  Mar. 27, 1998
                                                   -------------  -------------
      Net Sales

      Industrial/Automotive                        $      50,748  $      57,428
      Contractor                                          41,694         37,392
      Lubrication                                         10,799         10,897
                                                   -------------  -------------
      Total                                        $     103,241  $     105,717
                                                   =============  =============
      Operating Profit

      Industrial/Automotive                        $       9,745  $       7,225
      Contractor                                           8,899          7,039
      Lubrication                                          2,288          1,750
      Unallocated Corporate
         expenses                                         (1,658)        (1,663)
                                                   -------------  -------------
      Consolidated Operating Profit                $      19,274  $      14,351
                                                   =============  =============

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company in fiscal year 2000. SFAS No. 133 requires that all derivatives are recognized in the financial statements as either assets or liabilities measured at fair value and also specifies new methods of accounting for hedging transactions. The Company has not yet determined the impact of FAS 133, if any.

5. On April 28, 1999 the Company agreed to purchase the assets of Bollhoff Verfahrenstechnik (BV), located in Bielefeld, Germany. BV designs, manufactures and sells fluid application equipment for industrial and automotive markets primarily in Germany, and had 1998 sales of approximately $20 million.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Graco's net earnings of $11.2 million for the quarter ended March 26, 1999 increased 25 percent from first quarter 1998 earnings of $8.9 million. Diluted earnings per share of $0.54 for the quarter were up 59 percent over diluted earnings per share of $0.34 in the first quarter of 1998. The quarterly performance was driven by reduced expenses and improved gross profit margins, offset by increased interest expense and reduced sales. Diluted earnings per share were higher due to higher earnings and the repurchase of 5.8 million common shares of the Company's common stock during the third quarter of 1998.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                               Three Months
                                                             (13 weeks) Ended
                                                           --------------------
                                                              March       March
                                                           26, 1999    27, 1998
                                                           --------    --------
Net Sales                                                     100.0%      100.0%
                                                           --------    --------
Cost of products sold                                          48.8        50.9

Product development                                             4.6         4.5

Selling, marketing and distribution                            18.7        21.4

General and administrative                                      9.2         9.6
                                                           --------    --------
Operating Profit                                               18.7        13.6
                                                           --------    --------
Interest expense                                                2.0         0.2
                                                           --------    --------
Other (income) expense, net                                     0.3         0.3
                                                           --------    --------
Earnings Before Income Taxes                                   16.4        13.1
Income taxes                                                    5.6         4.6
                                                           --------    --------
Net Earnings                                                   10.8%        8.5%
                                                           ========    ========

Net Sales

Net sales in the first quarter of $103.2 million were down 2 percent from the first quarter of 1998. Industrial/Automotive Equipment segment sales of $50.7 million are down 12 percent, due to slow sales in the Americas and Europe in 1999 and strong sales to automotive companies and automotive feeder plants in Europe in 1998. First quarter Contractor Equipment segment sales of $41.7 million were 12 percent higher than last year due to strong demand in North America. Lubrication Equipment segment sales decreased 1 percent from the first quarter 1998 to $10.8 million as improved sales in the Americas were offset by lower demand in Europe and in Asia.

Geographically, sales in the Americas increased 4 percent to $74.7 million for the quarter primarily due to strong Contractor sales. European quarterly sales of $19.1 million were 18 percent lower than last year due to weak demand in all segments. Asia Pacific sales of $9.3 million were 11 percent lower than last year's first quarter due to the weak economy's in Japan.

Gross Profit

Gross profit as a percentage of net sales improved to 51.2 percent in the first quarter, up 2.1 percentage points from the same period last year. The increase was due to higher margins on automotive products resulting from the switch from custom designed systems to pre-engineered packages, disciplined cost controls, enhanced pricing, and more favorable exchange rates. The weakening of the US dollar has improved gross margins as a greater proportion of the Company's sales are denominated in currencies other than the US dollar than are costs.

Operating Expenses

First quarter operating expenses of $33.6 million decreased 11 percent from the first quarter of 1998. Selling, marketing and distribution expenses were down 15 percent due primarily to restructuring of the Company's industrial and automotive businesses in 1998. General and administrative expenses were down 6 percent, which included the results of the restructuring of the Company's Asia Pacific operations in 1998. Product development costs were $4.8 million in both the first quarters of 1999 and 1998.

Other Income (Expense)

Other expense was $0.3 million in the first quarter of 1999 and 1998.

Income Taxes

The effective tax rate decreased to 34 percent in the first quarter compared to 35 percent for the same period last year.

Liquidity and Capital Resources

The Company generated $12.1 million of cash flow from operating activities in the first three months of 1999, compared to $13.0 million for the same period last year. Significant uses of operating cash flow in 1999 included the payment of 1998 sales incentives and bonuses and an increase in accounts receivable balances. Available cash was used to fund short-term operating needs and pay $12.0 million on net borrowings (notes payable and long-term debt). The Company had unused lines of credit available at March 26, 1999 totaling $63.3 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

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

The Company has incurred costs totaling $5.1 million, including $0.6 million in 1999, and estimates a total of an additional $1.7 million to be spent in the remainder of 1999 to resolve Year 2000 issues. These costs are charged to expense as incurred and include software license fees and cost of persons assigned to the project. Incremental costs associated with Year 2000 compliance are not anticipated to result in significant increases in future operating expenses and are not expected to have a material adverse effect on the results of operations, liquidity and capital resources. Existing resources are being redeployed and other projects are being delayed to accommodate Year 2000 related projects. These delays are not expected to have a material adverse impact on future results of operations or financial condition.

Business continuation plans for critical business processes and applications are being developed. These plans include adequate staffing on-site during the Year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems the Company will follow its current computer outage business continuation plans until such problems are corrected.

Approximately  240 non-IT  applications  were  identified  at the  Company  with approximately 64 percent being Year 2000-compliant as of March 1999. Non-IT applications are primarily microprocessors and other electronic controls embedded in non-computer equipment used by the Company. Teams have been assembled to ensure the successful conversion of the remaining systems. These conversions are continuing in 1999.

The Company has a very limited number of products with embedded controls and does not believe there are any Year 2000 compatibility issues with these products. The Company has very few customers whose loss of business would be material to the Company. It is not aware of any Year 2000 issues with these customers that would have a material adverse impact on the Company's results.

The Company is having discussions with, and has sent questionnaires to, its suppliers to assess their Year 2000 readiness. Information will continue to be gathered from key suppliers until July 1999. At that time, the Company will identify alternative suppliers for those key suppliers unable to supply materials due to Year 2000 issues.

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

Outlook

While the Company expects 1999 to be a difficult year for sales growth, it continues to plan for higher sales and strong earnings per share. Management believes the strategic changes made in 1998 and prior years will allow the Company to deliver higher profits in the turbulent international environment.




SAFE HARBOR CAUTIONARY STATEMENT

The information in this 10-Q contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, the results of the efforts of the Company, its suppliers and customers, to avoid any adverse effect as a result of the Year 2000 issue, and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1998.

                                     PART II

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  1999 Corporate and Business Unit Annual
                  Bonus Plan                                         Exhibit  10

                  Form of Stock Option Agreement under the Long
                  Term Stock Incentive Plan Dated December 12,
                  1997.                                             Exhibit 10.1

                  Executive Long Term Incentive Agreement between
                  the Company and one executive officer dated
                  February 22, 1999                                 Exhibit 10.2

                  Key Employee Agreement between the Company
                  and one executive officer dated March 1, 1999     Exhibit 10.3

                  Stock Option Agreement.  Form of agreement used
                  for award of non-incentive stock options to one
                  executive officer, dated March 1, 1999.           Exhibit 10.4

                  Statement on Computation                            Exhibit 11
                  of Per Share Earnings

                  Financial Data Schedule (EDGAR filing only)         Exhibit 27

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.
                                       12

                                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                   GRACO INC.


Date: May 7, 1999                     By: /s/James A. Earnshaw
                                          James A. Earnshaw
                                          Chief Executive Officer





Date: May 7, 1999                     By: /s/James A. Graner
                                          James A. Graner
                                          Vice President & Controller
                                          ("duly authorized officer")