Form 10-Q
period 1999-06-25
GRACO INC
filed 1999-08-09
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 25, 1999

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


                                    Yes     X         No
                                        ----------       ------------

         20,337,102 common shares were outstanding as of July 23, 1999.

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

         Non-employee Director Stock Plan, as amended
              June 18, 1999                                           Exhibit 10
         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27



                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                       Thirteen Weeks Ended          Twenty Six Weeks Ended
                                  -----------------------------    ---------------------------
                                  June 25, 1999   June 26, 1998    June 25, 1999  June 26,1998
                                  -------------   -------------    -------------  ------------
                                             (In thousands except per share amounts)

Net Sales                         $     114,703   $     115,153    $     217,944  $    220,870

   Cost of products sold                 55,084          57,066          105,468       110,838
                                  -------------   -------------    -------------  ------------

Gross Profit                             59,619          58,087          112,476       110,032

   Product development                    4,771           4,716            9,525         9,498
   Selling, marketing and distribution   18,935          21,550           38,240        44,197
   General and administrative             9,606          12,254           19,130        22,419
                                  -------------   -------------    -------------  ------------

Operating Profit                         26,307          19,567           45,581        33,918

   Interest expense                       1,858             173            3,811           398
   Other (income) expense, net           (2,712)           (171)          (2,392)          108
                                  -------------   -------------    -------------  ------------

Earnings Before Income Taxes             27,161          19,565           44,162        33,412

     Income taxes                         9,200           6,800           15,000        11,700
                                  -------------   -------------    -------------  ------------

Net Earnings                      $      17,961   $      12,765    $      29,162  $     21,712
                                  =============   =============    =============  ============

Basic Net Earnings
          Per Common Share        $         .89   $         .49    $        1.45  $        .84
                                  =============   =============    =============  ============

Diluted Net Earnings
          Per Common Share        $         .86   $         .48    $        1.41  $        .82
                                  =============   =============    =============  ============









                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 June 25, 1999    Dec. 25, 1998
                                                 -------------    -------------

ASSETS (Unaudited)

Current Assets:
      Cash and cash equivalents                  $       5,575    $       3,555
      Accounts receivable, less allowances
         of $4,716 and $4,400                           80,998           80,146
      Inventories                                       37,409           34,018
      Deferred income taxes                             12,353           12,384
      Other current assets                               1,629            1,217
                                                 -------------    -------------
            Total current assets                       137,964          131,320

Property, Plant and Equipment:
      Cost                                             192,062          199,122
      Accumulated depreciation                        (104,201)        (102,756)
                                                 -------------    -------------
                                                        87,861           96,366

Other Assets                                            14,516            6,016
                                                 -------------    -------------

                                                 $     240,341    $     233,702
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                     $       5,664    $      14,560
      Current portion of long-term debt                  1,715            3,157
      Trade accounts payable                            10,744           11,965
      Salaries, wages & commissions                     12,324           14,025
      Accrued insurance liabilities                     10,946           10,809
      Income taxes payable                               5,366            5,134
      Other current liabilities                         20,371           23,316
                                                 -------------    -------------
            Total current liabilities                   67,130           82,966

Long-term Debt, less current portion                   104,032          112,582

Retirement Benefits and Deferred Compensation           30,897           28,841

Shareholders' Equity:
      Common stock                                      20,332           20,097
      Additional paid-in capital                        27,589           23,892
      Retained deficit                                 (11,187)         (35,878)
      Other, net                                         1,548            1,202
                                                 -------------    -------------
                     Total shareholders' equity         38,282            9,313
                                                 -------------    -------------

                                                 $     240,341    $     233,702
                                                 =============    =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Twenty-six Weeks
                                                 ------------------------------
                                                 June 25, 1999    June 26, 1998
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       (In thousands)

Net Earnings                                     $      29,162    $      21,712
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                      7,615            7,864
      Deferred income taxes                                123             (436)
      (Gain) loss on sale of fixed assets               (3,209)            (172)
      Change in:
        Accounts receivable                                 (2)          (2,063)
        Inventories                                      4,041               45
        Trade accounts payable                            (997)             236
        Salaries, wages and commissions                 (1,940)          (2,197)
        Retirement benefits and deferred
         compensation                                     (546)            (348)
        Other accrued liabilities                       (2,288)             381
        Other                                              139              710
                                                 -------------    -------------
                                                        32,098           25,732
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions              (3,844)          (6,492)
   Proceeds from sale of property, plant
      and equipment                                      9,473              386
   Acquisition of business                             (18,389)               -
                                                 -------------    -------------
                                                       (12,760)          (6,106)
                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on notes payable and lines of credit      58,688            5,789
   Payments on notes payable and lines of credit       (67,382)          (3,960)
   Borrowings on long-term debt                         25,082               -
   Payments on long-term debt                          (34,988)            (722)
   Common stock issued                                   3,933            4,164
   Retirement of common stock                               -               (12)
   Cash dividends paid                                  (4,445)          (5,649)
                                                 -------------    -------------
                                                       (19,112)            (390)
                                                 -------------    -------------

Effect of exchange rate changes on cash                  1,794            1,467
                                                 -------------    -------------

Net increase in cash and cash equivalents                2,020           20,703

Cash and cash equivalents:

   Beginning of period                                   3,555           13,523
                                                 -------------    -------------

   End of period                                 $       5,575    $      34,226
                                                 =============    =============

                 See notes to consolidated financial statements.
                                        5

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 25, 1999, and the related statements of earnings and cash flows for the thirteen and twenty-six weeks ended June 25, 1999 and June 26, 1998 , and cash flows for the twenty-six weeks ended June 25, 1999 and June 26, 1998 have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 25, 1999, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                               June 26, 1999      Dec. 25, 1998
                                               -------------      -------------
      Finished products and components         $      33,320      $      27,764
      Products and components in various
         stages of completion                         21,332             23,024
      Raw materials                                   18,400             18,970
                                               -------------      -------------
                                                      73,052             69,758

      Reduction to LIFO cost                         (35,643)           (35,740)
                                               -------------      -------------
                                               $      37,409      $      34,018
                                               =============      =============

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments, Industrial/Automotive, Contractor and Lubrication. Assets of the Company are not identified along reportable segment lines. Sales and operating profit by segment for the thirteen and twenty-six weeks ended June 25, 1999 and June 26, 1998 are as follows (in thousands):

                                 Thirteen Weeks Ended            Twenty-Six Weeks Ended
                             ----------------------------     ----------------------------
                             June 25, 1999  June 26, 1998     June 25, 1999  June 26, 1998
                             -------------  -------------     -------------  -------------

      Net Sales

      Industrial/Automotive  $      53,948  $      59,313     $     104,695  $     116,748
      Contractor                    49,719         44,255            91,414         81,646
      Lubrication                   11,036         11,579            21,835         22,476
                             -------------  -------------     -------------  -------------
      Total                  $     114,703  $     115,147     $     217,944  $     220,870
                             =============  =============     =============  =============

      Operating Profit

      Industrial/Automotive  $      12,942  $       9,399     $      22,687  $      16,624
      Contractor                    13,144         10,841            22,044         17,880
      Lubrication                    2,676          2,378             4,964          4,128
      Unallocated Corporate
         expenses                   (2,455)        (3,053)           (4,114)        (4,714)
                             -------------  -------------     -------------  -------------
      Consolidated
         Operating Profit    $      26,307  $      19,565     $      45,581  $      33,918
                             =============  =============     =============  =============


4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company in 2001. SFAS No. 133 requires that all derivatives are recognized in the financial statements as either assets or liabilities measured at fair value and also specifies new methods of accounting for hedging transactions. The Company has not yet determined the impact of SFAS 133, if any.

5. On June 1, 1999 the Company purchased certain assets and assumed certain liabilities of Bollhoff Verfahrenstechnik (BV), located in Bielefeld, Germany. BV designs, manufactures and sells fluid application equipment for industrial and automotive markets, primarily in Germany, and had 1998 sales of approximately $20 million.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings of $18.0 million for the quarter ended June 25, 1999 increased 41 percent from second quarter 1998 earnings of $12.8 million. Diluted earnings per share of $0.86 for the quarter were up 79 percent over diluted earnings per share of $0.48 in the second quarter of 1998. Net earnings included a non-recurring after-tax gain of $2.1 million, or $0.10 per diluted share, from the sale of the Company's Plymouth, Michigan and Los Angeles facilities. The quarterly performance was driven by reduced expenses and improved gross margins. For the six months ended June 25, 1999, net earnings of $29.2 million were 35 percent higher than the $21.7 million earned during the same period a year ago.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                Second Quarter            Six Months
                                               (13 weeks) Ended        (26 weeks) Ended
                                              --------------------   -------------------
                                                  June        June       June       June
                                              25, 1999    26, 1998   25, 1999   26, 1998
                                              --------    --------   --------   --------
Net Sales                                        100.0%      100.0%     100.0%     100.0%
                                              --------    --------   --------   --------
Cost of products sold
                                                  48.0        49.6       48.4       50.2
Product development                                4.2         4.1        4.4        4.3
Selling, marketing and distribution               16.5        18.7       17.5       20.0
General and administrative                         8.4        10.6        8.8       10.2
                                              --------    --------   --------   --------
Operating Profit                                  22.9        17.0       20.9       15.4
                                              --------    --------   --------   --------
Interest expense                                   1.6          .2        1.7         .2
                                              --------    --------   --------   --------
Other (income) expense, net                       (2.4)        (.2)      (1.1)        .1
                                              --------    --------   --------   --------
Earnings Before Income Taxes                      23.7        17.0       20.3       15.1
Income taxes                                       8.0         5.9        6.9        5.3
                                              --------    --------   --------   --------
Net Earnings                                      15.7%       11.1%      13.4%       9.8%
                                              ========    ========   ========   ========

Net Sales

Net sales in the second quarter of $114.7 million were flat compared to net sales in the second quarter of 1998. Year-to-date sales of $217.9 million were down 1 percent and would have been 2 percent lower than last year with consistent exchange rates.

Increased sales in the Contractor Equipment segment for the quarter and year-to-date reflect the strong housing market in North America and acceptance of new products. Industrial/Automotive Equipment segment sales for the quarter and first six months of 1999 decreased, due primarily to the Company's exit from the custom designed systems business.

Geographically, sales in the Americas increased 2 percent to $79.9 million for the quarter primarily due to strong Contractor sales. Year-to-date sales were up 4 percent compared to the same period last year. European quarterly sales of $20.9 million declined 14 percent from last year, impacted by the exit from the custom designed systems business, and would have been 12 percent lower with consistent exchange rates. Year-to-date sales in Europe were down 16 percent to $40.1 million. Asia Pacific sales of $12.5 million were 31 percent higher than last year's second quarter and 25 percent higher after the positive impact of exchange rates as business is improving throughout the region, except in Japan. Sales in Asia Pacific for the first six months are up 9 percent from the same period last year and up 2 percent after the positive impact of exchange rates.

Gross Profit

Gross profit as a percentage of quarterly and year-to-date net sales has risen to 52.0 and 51.6 percent respectively, up 1.6 and 1.8 percentage points from the same periods in 1998. The increase was due primarily to the change in approach to serving the automotive industry by providing pre-engineered packages rather than custom designed systems, pricing and production cost containment.

Operating Expenses

Second quarter operating expenses of $33.3 million decreased 14 percent from the second quarter of 1998. Selling, marketing and distribution expenses were down 12 percent due primarily to restructuring of the Company's industrial and automotive businesses in 1998. General and administrative expenses were down 22 percent, due in part to the results of the restructuring of the Company's Asia Pacific operations in 1998. Product development costs were $4.8 million in the first quarter of 1999 and $4.7 million for the same period in 1998. Year-to-date operating expenses of $66.9 were 12 percent lower than 1998.

Interest Expense

Interest expense was $1.9 million and $3.8 million for the quarter and first six months of 1999 compared to $0.2 million and $0.4 million for the same periods in 1998. The increase is due to debt related to the repurchase of 5.8 million shares of the Company's common stock for $190.9 million in the third quarter of 1998.

Other Income (Expense)

Other income was $2.7 million in the second quarter of 1999, compared to $0.2 million in 1998. The second quarter of 1999 included gains on the sale of real estate totaling $3.2 million partially offset by $0.4 million net exchange loss. Other income for the six months ended June 25, 1999 was $2.4 million compared to other expense of $0.1 million in the same period of 1998.

Income Taxes

The second quarter and year-to-date tax rate was 34 percent in 1999 versus 35 percent for the same periods in 1998.

Liquidity and Capital Resources
-------------------------------

The Company generated $32.1 million of cash from operating activities in the first six months of 1999, compared to $25.8 million for the same period last year. Available cash, including $9.5 million received from the sale of real estate, was used to pay $18.4 million for a business acquisition. In addition, cash flow from operating activities allowed the Company to make net payments on borrowings (short and long-term debt) of $18.6 million in the first six months of 1999. The Company had unused lines of credit available at June 25, 1999 totaling $60.3 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet its liquidity needs.

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

The mainframe modification phase involving the conversion of core business applications was completed in July 1998 and the operating systems' upgrades were completed in November 1998. Testing of all mission critical mainframe applications and databases was completed in June 1999. The network and desktop upgrades involving the replacement of certain hardware and software is scheduled to be completed by September 1999.

The Company has incurred costs totaling $6.0 million, including $1.2 million in 1999, and estimates a total of an additional $0.5 million to be spent in the remainder of 1999 to resolve Year 2000 issues. These costs are charged to expense as incurred and include software license fees and cost of persons assigned to the project. Incremental costs associated with Year 2000 compliance are not anticipated to result in significant increases in future operating expenses and are not expected to have a material adverse effect on the results of operations, liquidity and capital resources. Existing resources are being redeployed and other projects are being delayed to accommodate Year 2000 related projects. These delays are not expected to have a material adverse impact on future results of operations or financial condition.

Business continuation plans for critical business processes and applications are being developed. These plans include adequate staffing on-site during the Year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems, the Company will follow its current computer outage business continuation plans until such problems are corrected.

Approximately  288 non-IT  applications  were  identified  at the  Company  with approximately 76 percent being Year 2000-compliant as of June 1999. Non-IT applications are primarily microprocessors and other electronic controls embedded in non-computer equipment used by the Company. Teams have been assembled to ensure the successful conversion of the remaining systems. These conversions will continue through the remainder of 1999.

The Company has a very limited number of products with embedded controls and does not believe there are any Year 2000 compatibility issues with these products. The Company has very few customers whose loss of business would be material to the Company. It is not aware of any Year 2000 issues with these customers that would have a material adverse impact on the Company's results.

The Company is having discussions with, and has sent questionnaires to, its suppliers to assess their Year 2000 readiness. Information will continue to be gathered from key suppliers. The Company will identify alternative suppliers for those key suppliers, if any, unable to supply materials due to Year 2000 issues.

Management believes that sufficient resources have been allocated and project plans are in place to avoid any adverse material impact on operations or operating results. However, there can be no guarantee that the Company's systems will be converted in a timely fashion and that Year 2000 problems will not have an adverse effect on the Company. The Year 2000 efforts of third parties are not within the Company's control and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating costs to the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential impact they may have on the Company's future results of operations and financial condition.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's disclosures under the heading: "SAFE HARBOR CAUTIONARY STATEMENT" below.

Outlook

The Company is encouraged by a pick-up in recent order trends in Europe and Asia Pacific (except in Japan). While remaining cautious about the volatility of economies outside of North America, management expects improved earnings performance for the remainder of the year when compared to last year.


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

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Non-employee Director Stock Plan, as amended
                     June 18, 1999                                    Exhibit 10

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










                                             GRACO INC.


Date: July 27, 1999                      By: /s/James A. Earnshaw
                                             -----------------------------------
                                             James A. Earnshaw
                                             President & Chief Executive Officer





Date: July 27, 1999                      By: /s/James A. Graner
                                             -----------------------------------
                                             James A. Graner
                                             Vice President & Controller
                                             ("duly authorized officer")