Form 10-Q
period 1999-09-24
GRACO INC
filed 1999-11-04
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 24, 1999

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


                                    Yes     X         No
                                        ----------       -------------

        20,415,979 common shares were outstanding as of October 22, 1999.

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

         Amendment dated August 31, 1999, to Credit Agreement
              Dated June 26, 1998 between the Company and
              Wachovia Bank, N.A.                                      Exhibit 4
         Retirement and Release Agreement between Clayton R.
              Carter and the Company, dated June 26, 1999.            Exhibit 10
         Separation and Release Agreement between Roger L. King
              and the Company, dated August 10, 1999.               Exhibit 10.1
         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27


                                         PART I

                                GRACO INC. AND SUBSIDIARIES

Item I.                      CONSOLIDATED STATEMENTS OF EARNINGS

                                        (Unaudited)

                                      Thirteen Weeks Ended            Twenty Six  Weeks Ended
                                  -----------------------------      ----------------------------
                                  Sept 24, 1999   Sept 25, 1998      Sept 24, 1999   Sept 25,1998
                                               (In thousands except per share amounts)

Net Sales                         $     110,076   $     106,202      $     328,020   $    327,072

   Cost of products sold                 52,566          52,221            158,034        163,059
                                  -------------   -------------      -------------   ------------

Gross Profit                             57,510          53,981            169,986        164,013

   Product development                    4,845           4,369             14,370         13,867
   Selling, marketing and distribution   19,049          19,725             57,289         63,922
   General and administrative             9,599           9,920             28,729         32,339
                                  -------------   -------------      -------------   ------------

Operating Profit                         24,017          19,967             69,598         53,885

   Interest expense                       1,661           2,569              5,472          2,967
   Other (income) expense, net             (187)            675             (2,579)           783
                                  -------------   -------------      -------------   ------------

Earnings Before Income Taxes             22,543          16,723             66,705         50,135

     Income taxes                         7,500           5,650             22,500         17,350
                                  -------------   -------------      -------------   ------------

Net Earnings                      $      15,043   $      11,073      $      44,205   $     32,785
                                  =============   =============      =============   ============


Basic Net Earnings
          Per Common Share        $         .74   $         .54      $        2.19   $       1.38
                                  =============   =============      =============   ============

Diluted Net Earnings
          Per Common Share        $         .72   $         .53      $        2.12   $       1.35
                                  =============   =============      =============   ============




                      See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                               Sept 24, 1999      Dec. 25, 1998
                                               -------------      -------------

ASSETS (Unaudited)

Current Assets:
      Cash and cash equivalents                $       2,082      $       3,555
      Accounts receivable, less allowances
         of $4,800 and $4,400                         79,081             80,146
      Inventories                                     36,293             34,018
      Deferred income taxes                           12,769             12,384
      Other current assets                             1,846              1,217
                                               -------------      -------------
            Total current assets                     132,071            131,320

Property, Plant and Equipment:
      Cost                                           189,191            199,122
      Accumulated depreciation                      (102,478)          (102,756)
                                               -------------       ------------
                                                      86,713             96,366

Other Assets                                          13,219              6,016
                                               -------------      -------------

                                               $     232,003      $     233,702
                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                   $       4,284      $      14,560
      Current portion of long-term debt                1,715              3,157
      Trade accounts payable                          10,349             11,965
      Salaries, wages & commissions                   13,137             14,025
      Accrued insurance liabilities                   11,153             10,809
      Income taxes payable                             6,391              5,134
      Other current liabilities                       22,284             23,316
                                               -------------      -------------
            Total current liabilities                 69,313             82,966

Long-Term Debt, less current portion                  82,098            112,582

Retirement Benefits and Deferred Compensation         30,484             28,841

Shareholders' Equity:
      Common stock                                    20,415             20,097
      Additional paid-in capital                      29,480             23,892
      Retained deficit                                (1,639)           (35,878)
      Other, net                                       1,852              1,202
                                               -------------      -------------
            Total shareholders' equity                50,108              9,313
                                               -------------      -------------

                                               $     232,003      $     233,702
                                               =============      =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Thirty-Nine Weeks
                                                 ------------------------------
                                                 Sept 24, 1999    Sept 25, 1998
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (In thousands)

Net Earnings                                     $      44,205    $      32,785
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                     11,451           10,975
      Deferred income taxes                                (88)          (1,052)
      (Gain) loss on sale of fixed assets               (3,147)             211
      Change in:
        Accounts receivable                              2,534            2,100
        Inventories                                      4,910            3,949
        Trade accounts payable                          (1,554)          (1,703)
        Salaries, wages and commissions                   (656)          (1,352)
        Retirement benefits and deferred
         compensation                                     (715)          (1,705)
        Other accrued liabilities                          689            4,507
        Other                                              300            1,906
                                                 -------------    -------------
                                                        57,929           50,621
                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment additions              (5,947)          (8,486)
   Proceeds from sale of property, plant
      and equipment                                      9,523              112
   Acquisition of business                             (18,389)               -
                                                 -------------    -------------
                                                       (14,813)          (8,374)
                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings on notes payable and lines of credit      90,243           39,407
   Payments on notes payable and lines of credit      (100,585)         (32,591)
   Borrowings on long-term debt                         25,001          176,200
   Payments on long-term debt                          (56,821)         (41,045)
   Common stock issued                                   6,125            4,709
   Retirement of common stock                           (3,468)        (190,899)
   Cash dividends paid                                  (6,682)          (8,491)
                                                 -------------    -------------
                                                       (46,187)         (52,710)
                                                 -------------    -------------

Effect of exchange rate changes on cash                  1,598              582
                                                 -------------    -------------

Net increase in cash and cash equivalents               (1,473)          (9,881)

Cash and cash equivalents:

   Beginning of period                                   3,555           13,523
                                                 -------------    -------------

   End of period                                 $       2,082    $       3,642
                                                 =============    =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 24, 1999, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 24, 1999 and September 25, 1998, and cash flows for the thirty-nine weeks ended September 24, 1999 and September 25, 1998 have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 24, 1999, and the results of operations and cash flows for all periods presented.

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

2.   Major components of inventories were as follows (in thousands):

                                                Sept 26, 1999      Dec 25, 1998
                                                -------------      ------------
      Finished products and components          $      32,397      $     27,764
      Products and components in various
         stages of completion                          20,865            23,024
      Raw materials                                    18,551            18,970
                                                -------------      ------------
                                                       71,813            69,758
      Reduction to LIFO cost                          (35,520)          (35,740)
                                                -------------      ------------
                                                $      36,293      $     34,018
                                                =============      ============

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments: Industrial/Automotive, Contractor and Lubrication. Assets of the Company are not identified along reportable segment lines. Sales and operating profit by segment for the thirteen and thirty-nine weeks ended September 24, 1999 and September 25, 1998 are as follows (in thousands):

                                  Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                              ---------------------------    -----------------------------

                              Sept 24,1999   Sept 25,1998     Sept 24, 1999   Sept 25,1998
                              ------------   ------------     -------------   ------------
      Net Sales

      Industrial/Automotive   $     56,982   $     55,331     $     161,677   $    172,078
      Contractor                    42,988         39,785           134,402        121,432
      Lubrication                   10,106         11,086            31,941         33,562
                              ------------   ------------     -------------   ------------
      Total                   $    110,076   $    106,202     $     328,020   $    327,072
                              ============   ============     =============   ============

      Operating Profit

      Industrial/Automotive   $     11,846   $     10,345     $      34,533   $     26,969
      Contractor                    11,038          9,623            33,081         27,503
      Lubrication                    2,326          2,222             7,291          6,350
      Unallocated Corporate
         expenses                   (1,193)        (2,223)           (5,307)        (6,937)
                              ------------   ------------     -------------   ------------
      Total                   $     24,017   $     19,967     $      69,598   $     53,885
                              ============   ============     =============   ============


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

5. The Company formed Graco Verfahrenstechnik (GV) which on June 1, 1999 purchased certain assets and assumed certain liabilities of Bollhoff Verfahrenstechnik (BV), located in Bielefeld, Germany. BV designed, manufactured and sold fluid application equipment for industrial and automotive markets, primarily in Germany, and had 1998 sales of approximately $20 million.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net earnings of $15.0 million and diluted earnings per share of $0.72 for the quarter ended September 24, 1999 were up 36 percent from the third quarter of 1998. Reduced expenses and improved sales drove the quarterly performance. For the nine months ended September 24, 1999, net earnings of $44.2 million are 35 percent higher than the earnings in the same period a year ago while diluted earning per share of $2.12 are up 57 percent due to improved earnings and the common stock repurchase in 1998. Year to date net earnings include a non-recurring after-tax gain of $2.1 million, or $0.10 per diluted share, from the sale of the Company's Plymouth, Michigan and Los Angeles facilities.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                             Third Quarter            Nine Months
                                            (13 weeks) Ended       (39 weeks) Ended
                                          --------------------   --------------------
                                          September  September   September  September
                                           24, 1999   25, 1998    24, 1999   25, 1998
                                          ---------  ---------   ---------  ---------
Net Sales                                     100.0%     100.0%      100.0%     100.0%
                                          ---------  ---------   ---------  ---------
Cost of products sold                          47.8       49.2        48.2       49.9
Product development                             4.4        4.1         4.4        4.2
Selling, marketing and distribution            17.3       18.6        17.5       19.5
General and administrative                      8.7        9.3         8.7        9.9
                                          ---------  ---------   ---------  ---------
Operating Profit                               21.8       18.8        21.2       16.5
                                          ---------  ---------   ---------  ---------
Interest expense                                1.5        2.5         1.7        1.0
                                          ---------  ---------   ---------  ---------
Other (income) expense, net                    (0.2)        .6        (0.8)        .2
                                          ---------  ---------   ---------  ---------
Earnings Before Income Taxes                   20.5       15.7        20.3       15.3
Income taxes                                    6.8        5.3         6.9        5.3
                                          ---------  ---------   ---------  ---------
Net Earnings                                   13.7%      10.4%       13.4%      10.0%
                                          =========  =========   =========  =========

Net Sales

Net sales in the third quarter of $110.1 million were up 4 percent from the third quarter of 1998. Year-to-date sales of $328.0 million were up slightly when compared to last year.

Contractor Equipment segment sales were up 8 percent in the quarter and 11 percent year-to-date as the housing market in the North America has remained strong. Industrial/Automotive segment sales were up slightly for the quarter but remained below 1998 on a year-to-date basis primarily due to the Company's exit from the custom designed systems business. Lubrication Equipment segment sales were below 1998 in the third quarter due in part to a shift in promotional activity from the third quarter last year into the fourth quarter of 1999.

Geographically, sales in the America's of $75.0 million were flat for the quarter when compared to the same period last year. Year-to-date sales were up 3 percent from the first nine months of 1998. European sales of $18.4 million were 12 percent higher than last year's third quarter, and would have been 18 percent higher with consistent exchange rates. Third quarter sales growth in Europe was due primarily to Industrial/Automotive sales generated by Graco Verfahrenstechnik, acquired in June of 1999. Year-to-date sales in Europe were down 7 percent. Asia Pacific quarterly sales of $11.1 million increased 21 percent from last year (up 11 percent with consistent exchange rates) as business improved throughout the Asia Pacific region, except in Japan. Sales in Asia Pacific for the first nine months were up 13 percent from last year and were up 5 percent with consistent exchange rates.

Gross Profit

Gross profit as a percentage  of quarterly and  year-to-date  sales has risen to
52.2 and 51.8 percent, up 1.4 and 1.7 percentage points from the same periods in 1998. The increases were due primarily to the change in approach to serving the automotive industry by providing pre-engineered packages rather than custom designed systems, pricing and cost containment.

Operating Expenses

Third quarter operating expenses of $33.5 million decreased 2 percent from the third quarter of 1999, despite the addition of GV. Selling, marketing and distribution expenditures are down 10 percent in the first nine months of 1999, when compared to the same period last year due primarily to restructuring of the Company's industrial and automotive businesses in 1998. Year-to-date general and administrative expenses were 11 percent lower than 1998 due largely to the results of restructuring the Company's Asia Pacific operations last year and due to decreased Year 2000 related expenditures.

Interest Expense

Interest expense was $1.6 and $5.5 million for the quarter and first nine months of 1999, down significantly from the third quarter of 1998 as the Company continues to pay down the debt related to the repurchase of 5.8 million shares of the Company's common stock for $190.9 million in July of 1998.

Other Income (Expense)

Other income was $0.2 million in the third quarter of 1999, compared to $0.7 million expense in 1998. The third quarter of 1998 was unfavorably impacted by the settlement of a lawsuit. Other income for the nine months ended September 24, 1999 included gains on the sale of real estate totaling $3.2 million.

Income Taxes

The third quarter and year-to-date income tax rates were 33 and 34 percent in 1999 versus 34 and 35 percent for the same periods in 1998.

Liquidity and Capital Resources
-------------------------------

The Company generated $57.9 million of cash from operating activities in the first nine months of 1999, compared to $50.6 million for the same period last year. Cash flow from operating activities and $9.5 million received from the sale of real estate was used to pay $18.6 million for a business acquisition. In addition, the company made net payments on borrowings (short and long-term debt) of $42.2 million in the first nine months of 1999. The company had unused lines of credit available at September 24, 1999 totaling $83.1 million.

Year 2000
---------

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year, which could cause potential failure or miscalculation in date-sensitive software that recognizes "00" as 1900 rather than 2000.

The Company has nearly completed its program, begun in 1996, to ensure that all information technology systems and non-information technology (non-IT) systems will be Year 2000 compliant. The assessment phase of the Year 2000 Project determined that the Company needed to modify or upgrade most of its mainframe applications, operating systems, network hardware and software and desktop hardware and software. In addition, many non-IT systems required upgrading or replacement in order to ensure proper functioning beyond the year 1999.

The mainframe modification phase involving the conversion of core business applications was completed in July 1998 and the operating systems' upgrades were completed in November 1998. Testing of all mission critical mainframe applications and databases was completed in June 1999. The network and desktop upgrades, involving the replacement of certain hardware and software, was substantially complete in September 1999.

The Company has incurred costs totaling approximately $6.2 million, including $1.4 million in 1999, and estimates an additional $0.3 million will be spent in the remainder of 1999 to resolve Year 2000 issues. These costs are charged to expense as incurred and include software license fees and cost of persons assigned to the project. Existing resources were redeployed and other projects delayed to accommodate Year 2000 related projects. These delays are not expected to have a material adverse impact on future results of operations or financial condition.

Business continuation plans for critical business processes and applications have been developed. These plans include adequate staffing on-site during the Year 2000 date change to quickly repair any errant applications. In addition in the event of any problems, the Company will follow its current computer outage business continuation plans until such problems are corrected.

Approximately 300 non-IT applications were identified at the Company. Non-IT applications are primarily microprocessors and other electronic controls embedded in non-computer equipment used by the Company. All business critical, and substantially all non-business critical non-IT applications were compliant as of September 1999. Conversion of the remaining non-IT applications will continue through the remainder of 1999.

The Company has a very limited number of products with embedded controls and does not believe there are any Year 2000 compatibility issues with these products. The Company has very few customers whose loss of business would be material to the Company. It is not aware of any Year 2000 issues with these customers that would have a material adverse impact on the Company's results.

The Company had discussions with, and sent questionnaires to, its suppliers to assess their Year 2000 readiness. The Company is not aware of any Year 2000 issues with its suppliers that would have a material impact on the Company's results.

Management believes that sufficient resources have been allocated and project plans are in place to avoid any adverse material impact on operations or operating results. However, there can be no guarantee that the Company's systems were successfully converted and that Year 2000 problems will not have an adverse effect on the Company. The Year 2000 efforts of third parties are not within the Company's control and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating costs to the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential impact they may have on the Company's future results of operations and financial condition.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's disclosures under the heading: "SAFE HARBOR CAUTIONARY STATEMENT" below.

Outlook
-------

The company is optimistic that sales growth will continue for the remainder of the year while maintaining gross profit percentages.


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

                                     PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

                Amendment dated August 31, 1999, to Credit
                   Agreement dated June 26, 1998 between the Company
                   and Wachovia Bank, N.A.                             Exhibit 4

                Retirement and Release Agreement between Clayton R.
                   Carter and the Company dated June 26, 1999.        Exhibit 10

                Separation and Release Agreement between Roger L.
                   King and the Company, dated August 10, 1999.     Exhibit 10.1

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






                                   GRACO INC.


Date: October 27, 1999             By: /s/James A. Earnshaw
      ----------------                 -----------------------------------------
                                       James A. Earnshaw
                                       President & Chief Executive Officer





Date: October 27, 1999             By: /s/James A. Graner
      ----------------                 -----------------------------------------
                                       James A. Graner
                                       Vice President & Controller
                                       (duly authorized officer)