Form 10-K
period 1999-12-31
GRACO INC
filed 2000-03-30
CIK 42888

================================================================================

                                  UNITED STATES

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

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

As of March 3, 2000, 20,494,563 Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The  aggregate  market  value  of  approximately   17,675,339   shares  held  by
non-affiliates of the registrant was approximately $542 million on March 3, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 2000, are incorporated by reference into Part III, as specifically set forth in said Part III.

================================================================================

                                   GRACO INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

================================================================================

                                                                            Page

Part I

  Item 1   Business............................................................3
  Item 2   Properties..........................................................6
  Item 3   Legal Proceedings...................................................7
  Item 4   Submission of Matters to a Vote of Security Holders.................7
           Executive Officers of the Company...................................7


Part II

  Item 5   Market for the Company's Common Stock and
              Related Stockholder Matters......................................8
  Item 6   Selected Financial Data.............................................9
  Item 7   Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................9
  Item 8   Financial Statements and Supplementary Data........................13
  Item 9   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure .........................29


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

Part I

Item 1. Business

General Information

Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in both industrial/automotive and commercial settings. The Company helps customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment, and became a public company in 1969.

Based in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, processing, construction and maintenance industries. It designs, manufactures and markets systems, products and technology to move, measure, control, dispense and spray a wide variety of fluids and viscous materials.

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

Industrial/Automotive Equipment

Graco's Industrial/Automotive Equipment segment designs and markets fluid application systems, primarily for paints, coatings, sealants and adhesives. The markets served include automotive assembly and components plants, wood products, rail, marine, aerospace, farm and construction equipment, truck, bus and recreational vehicles and approximately thirty other industries.

Worldwide, Industrial/Automotive Equipment is sold through general and specialized distribution and integrators as well as directly to automotive assembly plants. Distributors promote and sell the equipment, provide expertise to customers in its application, and offer integration capabilities, on-site service and technical support.

Products for the industrial/automotive markets are manufactured by product focused factories in Minneapolis and Rogers, Minnesota, Sioux Falls, South Dakota and Bielefeld, Germany. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Recent Developments. Graco continues to develop its strategy of serving the automotive market through the sale of pre-engineered packages and modules sold directly to automotive assembly plants and through independent distributors, integrators and robot companies. Specialized automotive marketing personnel are responsible for identifying and developing new products for automotive plants and an experienced specialized sales force serves the unique needs of integrators, robotic companies as well as automotive assembly plants.

In the industrial market, Graco is focusing its product design and marketing efforts on four key product areas: sealants and adhesives, air-operated diaphragm pumps, finishing and protective coatings. A major driver of product development in the industrial/automotive area is the need to reduce the emission of volatile organic compounds ("VOCs") from coatings during the application process in order to meet environmental regulations. The industrial sales force delivers products to customers in over thirty industries, with significant efforts being devoted to wood products, rail, marine, aerospace, farm and construction equipment, truck, bus and recreational vehicles. In the international arena, Graco is developing products and expanding its specialized distribution to achieve maximum coverage in these industries.

In 1999, Graco introduced PrecisionSwirl(TM), an electric orbital applicator used to produce a variety of open and closed loop patterns for sealants and adhesives. The technology improves the material's performance and production characteristics while reducing material usage and overspray. When used with Graco's PrecisionFlo(TM) or PrecisionFlo Plus dispensing units, PrecisionSwirl effectively minimizes bead variations and decreases material usage, manual touch-up and rework, thereby lowering manufacturing costs and improving product quality and reliability.

The PrecisionMix(R) II was introduced for use in the industrial/automotive markets in the summer of 1999. PrecisionMix II, an advance over the PrecisionMix I, is an electronically-controlled plural component proportioning controller with a global platform which makes it highly configurable by end users in all electrical environments worldwide. It offers end users the ability to perform color changes quickly and to use the equipment in robotic applications.

In June of 1999, Graco acquired certain assets of Bollhoff Verfahrenstechnik, located in Bielefeld, Germany. Its principal products include piston pumps, diaphragm pumps, two-component proportioning equipment and applicators used in the automotive and industrial markets, primarily in Europe. This acquisition added market share for Graco's European operations, especially in Germany.

The Falcon(TM), a compact entry-level sprayer for medium-sized wood finishing customers, was introduced in August 1999. The Falcon package contains the Alpha(TM), an ergonomically-designed air-assisted airless spray gun, and an all-stainless steel lower pump. It provides excellent finish quality with high transfer efficiency.

Products. Products offered by the Industrial/Automotive segment include high and low pressure air-powered, electric, and hydraulic pumps that pressurize and transfer paints, stains, chemicals, sealants, adhesives, food, and other viscous materials through various application devices, including air, airless, air-airless, electrostatic, and high-volume-low-pressure ("HVLP") spray guns. Fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules and a complete line of parts and accessories are also offered.

Contractor Equipment

Graco's Contractor Equipment segment designs and markets sprayers for the application of paint and other architectural coatings, and for the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors selling to contractors in the painting, roofing, texture, corrosion control and line striping markets.

The equipment is sold primarily through retail stores which also sell paint and other coatings, and secondarily through general equipment distributors. In 1999, sales to The Sherwin-Williams Company, a paint manufacturer and retailer in the Contractor segment, totaled 11% of the Company's consolidated sales. Manufacturers' representatives are used to sell the Company's equipment to the rental market.

Products for the contractor equipment markets are manufactured by product focused factories in Rogers, Minnesota, and Sioux Falls, South Dakota. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Recent Developments. The Magnum(TM) line of airless sprayers and accessories for the entry-level painting contractor and remodeler will be introduced in early 2000 and will be distributed through Home Depot(R) stores throughout the United States and Canada as well as retail paint stores.

The Mark V, a unit that can spray either texture coatings or paint by changing the spray gun, was introduced during 1999. The LineLazer II(TM) gas-operated line stripers introduced in 1999 offer enhanced stability for straighter, more consistent lines. A new reversible tip for airless spray guns, the RAC(TM) 5 Reverse-A-Clean(R) Switch Tip(TM) was launched in 1999. This new tip comes with a Handtite(TM) TipGuard which permits installation without tools and a single seal for all fluids, making assembly and clean up easier.

Products. The segment's primary product lines are airless paint sprayers and associated accessories such as spray guns, filters, valves and tips, pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch and flow rates up to 4 gallons per minute are available. Pumps are electric, hydraulic and air-powered models in addition to gasoline-powered models, increasing the flexibility of contractors in areas where electricity is not readily available. High-volume-low-pressure ("HVLP") equipment has become increasingly popular as regulation of volatile emissions has increased. Replacement and maintenance parts, such as packings, seals and hoses, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

Lubrication Equipment

The Lubrication Equipment segment designs and markets products for the lubrication and maintenance of vehicles and other equipment. The markets for the segment's products include fast oil change facilities, service garages, fleet service centers, automobile dealerships and the mining industry. The purchase of vehicle lubrication equipment is often funded by major oil companies for their customers as a marketing tool.

Products are distributed primarily through independent distributors worldwide, which are serviced by a network of independent sales representatives. The number and quality of distributors serving the mining industry in North America and Australia has increased significantly in recent years.

Recent Developments. A key product line being marketed to the mining industry is a heavy duty on-board automatic lubrication system for haul trucks. The Graco system automatically dispenses grease to critical vehicle components at timed intervals, thereby reducing downtime and improving productivity. The system includes externally adjustable high pressure injectors with visual operation indicators, a compact reliable solid state full-function timer, and a large capacity reservoir, vent valve and Fireball(TM) pump module.

In 1999, the OilAce(TM) Pressurized Oil Drain was introduced. With a 24 gallon capacity, this product collects waste oil as it is drained from a vehicle. When full, standard shop compressed air can be used to evacuate the waste oil into a central holding tank for disposal. The 250 Series Hose Reel, a new line of hose reels targeted at fast oil change facilities, service garages, automobile dealerships and pump tank packages, with heavy duty positive latching mechanisms and springs, was launched during the year.

Products. The Lubrication Equipment segment offers a full line of lubrication pumps (air and hydraulic-powered), meters, fluid and air pressure gauges, fluid management systems, hose reels and dispense valves. The segment sells a fluid management system for the vehicle services market, which tracks and records inventories of lubricants and the quantities dispensed. It continues to develop its capability to service the mining industry with automatic lubrication systems. A complete line of parts and accessories is also offered.

Products for the Lubrication Equipment markets are manufactured by product focused factories in Minneapolis, Minnesota.

Marketing and Distribution

Graco's operations are organized to sell its full line of products in each of the major geographic markets: the Americas (North, Central and South America), Europe (including the Middle East and Africa), and Asia Pacific. The Industrial/Automotive Equipment segment, Contractor Equipment segment, and the Lubrication Equipment segment provide worldwide marketing direction and product design and application assistance to each of these geographic markets.

Graco sells its equipment worldwide principally through independent distributors. In Japan, Korea, and Europe, Graco equipment is sold to distribution through sales subsidiaries. Manufacturers' representatives are used in the Lubrication Equipment segment and in the Contractor Equipment segment for sales to the rental market.

In 1999, Graco's net sales in the Americas were $308,144,000 or approximately 70 percent of the Company's consolidated net sales; in Europe net sales were $88,470,000 or approximately 20 percent; and in the Asia Pacific Region, net sales were $45,860,000 approximately 10 percent.

Consolidated backlog at December 31, 1999, was $21 million compared to $13 million at the end of 1998.

Research, Product Development and Technical Services

Graco's research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. During 1999, the marketing groups for both the Industrial/Automotive and the Lubrication segments moved into the same facility with their respective engineering groups, increasing the opportunities for collaboration. It is one of Graco's goals to generate 30 percent of each year's sales from products introduced in the prior three years. All major research and development activities are conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $19,688,000, $18,213,000 and $17,817,000 for 1999, 1998 and 1997.

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

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the diversity of the Company's products. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. In foreign markets, the Company faces indigenous competitors with different cost structures and expectations of profitability. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment. It is impossible, because of the absence of reliable industry-wide third-party data, to determine its relative market position.

Environmental Protection

During the fiscal year ended December 31, 1999, the amounts incurred to comply with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

Employees

As of December 31, 1999, the Company employed approximately 1,980 persons on a full-time basis. Of this total, approximately 359 were employees based outside the United States, and 816 were hourly factory workers in the United States.

Item 2. Properties

As of December 31, 1999, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

                                                                                                Gross
     Type of Facility                                 Location                         Square Footage
     ----------------                                 --------                         --------------

     Owned
     -----
     Distribution/Manufacturing/Office                Rogers, Minnesota                       333,000
     Manufacturing/Office                             Minneapolis, Minnesota                  242,300
     Manufacturing/Office                             Minneapolis, Minnesota                  202,300
     Research & Development/Office                    Minneapolis, Minnesota                  138,700
     Assembly/European Headquarters/Warehouse         Maasmechelen, Belgium                    75,175
     Corporate Headquarters                           Golden Valley, Minnesota                 73,800
     Manufacturing/Office                             Sioux Falls, South Dakota                55,100

     Leased
     ------

     Manufacturing/Office                             Bielefeld, Germany                       69,400
     Office/Warehouse                                 Yokohama, Japan (2 facilities)           32,837
     Office/Warehouse                                 Gwangju-Gun, Korea                       10,549
     Office                                           Plymouth, Michigan                       21,000

A 106,000 square foot building in Plymouth, Michigan and a 21,000 square foot building in Los Angeles, California were sold during second quarter 1999.

The Company leases space for liaison offices in China.

Graco's facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs. Manufacturing capacity met business demand in 1999. Production requirements in the immediate future are expected to be met through existing production capabilities, efficiency and productivity improvements and the use of available subcontract services. Management is currently evaluating options for future facility needs due to the planned growth of the business.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 3, 2000.

George Aristides, 64, was elected Chief Executive Officer effective January 3, 2000. From March 1, 1999 to December 29, 1999, he was Vice Chairman. From January 1, 1996 to February 28, 1999 he was Chief Executive Officer. From 1993 to 1997 he was President. From 1993 to 1996 he was President and Chief Operating Officer. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980. He has served as a director of the Company since 1993.

James A. Graner, 55, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974.

Dale D. Johnson, 45, was elected President and Chief Operating Officer effective January 14, 2000. From December 1996 to January 2000 he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 35, was appointed Vice President, Lubrication Equipment Division effective February 15, 2000. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999 he was Director, Lubrication Marketing. Prior to joining the Company in December 1998, he was employed by H.B. Fuller Company, where he held various positions, including President and Division Manager of TEC Incorporated and Vice President and Business Unit Manager of Foster Products Corporation. (Mr. Koch is not related to David A. Koch, Chairman of the Board.)

David M. Lowe, 44, became Vice President and General Manager, European Operations effective September 1, 1999. Mr. Lowe was Vice President, Lubrication Equipment Division from December 1996 to September 1999. From February 1995 to December 1996 he was Treasurer. Prior to joining the Company in 1995, he was employed by Ecolab Inc., where he held various positions in the Treasury Department, including Manager, Corporate Finance; Director, Corporate Finance; and Director, Corporate Development.

Robert M. Mattison, 52, was first elected Vice President, General Counsel and Secretary, in January 1992, a position which he holds today.

Patrick J. McHale, 38, was appointed Vice President, Contractor Equipment Division effective February 15, 2000. Mr. McHale was Vice President, Lubrication Equipment Division from September 1999 to February 2000. He was Contractor Equipment Manufacturing - Distribution Operations Manager from February 1998 to September 1999. From March 1997 to February 1998 he was Director of Michigan Operations. From February 1996 to March 1997 he was Contractor Equipment Manufacturing Operations Manager and from January 1994 to February 1996 he was the Sioux Falls Plant Manager. Mr. McHale joined the Company in December 1989.

Charles L. Rescorla, 48, is Vice President, Manufacturing and Distribution Operations, a position to which he was first elected on May 5, 1998. Mr. Rescorla was previously appointed to that position on January 1, 1995. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial/Automotive Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 35, was elected Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he was elected Treasurer. Prior to joining the Company as Treasury Operations Manager in 1995, he was a Senior Manager with KPMG Peat Marwick LLP.

Fred A. Sutter, 39, was appointed Vice President, Asia Pacific and Latin America effective March 1, 1999. From March 1995 to February 28, 1999 he was Director of Industrial Marketing. Prior to joining the Company in 1995, he held various positions with Fisher-Rosemount, most recently as Director of Marketing.

The Board of Directors elected Messrs. Aristides, Graner, Lowe, Mattison, Rescorla and Sheahan on May 4, 1999, all to hold office until the next annual meeting of directors or until their successors are elected and qualify. Mr. Aristides resigned as Vice Chairman effective December 29, 1999, and was elected Chief Executive Officer on January 3, 2000. Mr. Johnson was elected to the position of President and Chief Operating Officer on January 14, 2000.

PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 3, 2000, there were 20,494,563 shares outstanding and 6,416 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 4,159 beneficial owners.

Quarterly Financial Information.
(In thousands, except per share amounts)

                                   First       Second         Third       Fourth
1999                             Quarter      Quarter       Quarter      Quarter
-----------------------         --------     --------      --------     --------
Net sales                       $103,241     $114,703      $110,076     $114,454
Gross profit                      52,857       59,619        57,510       61,149
Net earnings                      11,201       17,961        15,043       15,136
Per common share:
   Basic net earnings               0.56         0.89          0.74         0.74
   Diluted net earnings             0.54         0.86          0.72         0.72
   Dividends declared               0.11         0.11          0.11         0.14
                                --------     --------      --------     --------
Stock price (per share)
   High                         $  30.25     $  32.63      $  34.88     $  35.88
   Low                             20.00        21.50         28.50        31.94
   Close*                          21.44        29.31         33.06        35.88
                                --------     --------      --------     --------
Volume (# of shares)               2,859        2,997         2,335        2,528
                                ========     ========      ========     ========


1998
-----------------------
Net sales                       $105,717     $115,153      $106,202     $105,113
Gross profit                      51,945       58,087        53,981       55,388
Net earnings                       8,947       12,765        11,073       14,478
Per common share:
   Basic net earnings               0.35         0.49          0.54         0.72
   Diluted net earnings             0.34         0.48          0.53         0.70
   Dividends declared               0.11         0.11          0.11         0.11
                                --------     --------      --------     --------
Stock price (per share)
   High                         $  31.19     $  36.50      $  35.31     $  30.13
   Low                             22.83        29.25         24.13        19.88
   Close*                          30.31        34.88         23.25        29.50
                                --------     --------      --------     --------
Volume (# of shares)               2,499        3,478         3,350        2,756
                                ========     ========      ========     ========
*As of the last trading day of the calendar quarter.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)         1999       1998       1997       1996       1995
------------------------------------------   --------   --------   --------   --------   --------
Net sales                                    $442,474   $432,185   $413,897   $391,756   $386,314
Net earnings                                   59,341     47,263     44,716     36,169     27,706
                                             --------   --------   --------   --------   --------
Per common share:
  Basic net earnings                         $   2.93   $   2.06   $   1.75   $   1.40   $   1.07
  Diluted net earnings                           2.84       2.01       1.71       1.38       1.06
                                             --------   --------   --------   --------   --------
Total assets                                 $236,033   $233,702   $264,532   $247,814   $217,833
Long-term debt (including current portion)     66,910    115,739      7,959      9,920     12,009
Cash dividends declared per common share     $   0.44   $   0.44   $   0.38   $   0.33   $   0.30
                                             ========   ========   ========   ========   ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

Graco's net earnings of $59.3 million in 1999 are 25.5 percent higher than the $47.3 million earned in 1998 and are 32.7 percent higher than the $44.7 million recorded in 1997. The increases in 1999 and 1998 are primarily due to enhanced profit margins resulting from many factors, including exiting the custom systems business, closing facilities, improved manufacturing efficiencies and price increases.

The table below reflects the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three fiscal years and the percentage changes in those items for such years.

                                 Revenue & Expense Item          Revenue & Expense Item
                              As a Percentage of Net Sales   Percentage Increase (Decrease)

                               1999        1998       1997          99/98        98/97
                              -----       -----      -----          -----        -----

Net Sales                     100.0       100.0      100.0              2            4
                              -----       -----      -----          -----        -----

Cost of products sold          47.8        49.2       51.0             (1)           1
Product development             4.4         4.2        4.3              8            2
Selling, marketing and
   distribution                18.1        19.2       21.1             (4)          (5)
General and administrative      8.7         9.6        7.8             (7)          28
                              -----       -----      -----          -----        -----
Operating profit               21.0        17.8       15.8             21           17
                              -----       -----      -----          -----        -----
Interest expense                1.6         1.3        0.2             32            *
Other expense (income), net    (0.6)         --        0.3              *            *
                              -----       -----      -----          -----        -----
Earnings before income taxes   20.0        16.5       15.3             24           12
Income taxes                    6.6         5.6        4.5             22           28
                              -----       -----      -----          -----        -----
Net Earnings                   13.4        10.9       10.8             26            6
                              =====       =====      =====          =====        =====
* Not a meaningful figure.

NET SALES

Worldwide net sales in 1999 reached a record $442.5 million, a 2.4 percent increase over 1998 sales of $432.2 million. Foreign currency translations had no net impact on reported sales in 1999 when compared to 1998. By segment, 1999 net sales versus 1998 increased in the Contractor Equipment segment by 11.6 percent, while sales in the Industrial/Automotive Equipment and Lubrication Equipment segments were 3.3 percent and 1.1 percent lower, respectively. The Company's decision to exit the custom-engineered systems business reduced Industrial/Automotive Equipment sales.

Geographically, sales outside of the Americas represented 30.4 percent of total sales in 1999, compared to 30.6 percent in 1998. Net sales gains in Asia Pacific were offset by lower sales in Europe. In the Americas, 1999 sales increased 2.7 percent for the year, primarily due to strong sales in the Company's Contractor Equipment business segment, offset by sales declines in the Industrial/Automotive Equipment and Lubrication Equipment business segments. In Europe, local volume declined 1.6 percent and reported net sales were 5.0 percent lower than 1998 after unfavorable currency translations. In the Asia Pacific Region, local volume increased 7.6 percent from 1998 and reported net sales were 17.0 percent higher than 1998 after favorable currency translations.

Worldwide net sales in 1998 were $432.2 million, a 4 percent increase over 1997. Advances in local volume and price increases accounted for a 7 percent increase, but the impact of the strong U.S. dollar on currency translations reduced reported sales by 3 percent. The 1998 increase was due to higher sales in all regions except Asia Pacific. Net sales in the Americas, which accounted for 69.4 percent of net sales, advanced 8 percent. Graco's sales outside the Americas accounted for 30.6 percent of total 1998 sales versus 33.2 percent of total sales in 1997.

Consolidated backlog at December 31, 1999 was $21 million compared to $13 million at the end of 1998 and $22 million at the end of 1997. The increase in 1999 backlog versus 1998 was due in part to orders for a new line of Contractor Equipment products to be shipped in the first quarter of 2000. The decline in 1998 backlog versus 1997 was primarily due to the Company's decision to exit the custom-engineered systems business.

                                                                  % Increase (Decrease)

(In thousands)                          1999      1998      1997      99/98      98/97
---------------------------------   --------  --------  --------      -----      -----
Segment Sales:
  Industrial/Automotive Equipment   $224,606  $231,924  $226,114         (3)         3
  Contractor Equipment               174,632   156,535   142,400         12         10
  Lubrication Equipment               43,236    43,726    45,383         (1)        (4)
                                    --------  --------  --------      -----      -----
  Consolidated                      $442,474  $432,185  $413,897          2          4
                                    ========  ========  ========      =====      =====
Geographic Sales:

  Americas                          $308,145  $299,799  $276,410          3          8
  Europe                              88,470    93,114    82,028         (5)        14
  Asia Pacific                        45,859    39,272    55,459         17        (29)
                                    --------  --------  --------      -----      -----
  Consolidated                      $442,474  $432,185  $413,897          2          4
                                    ========  ========  ========      =====      =====

GROSS MARGINS

Gross margins, expressed as a percentage of sales, were 52.2 percent in 1999, compared with 50.8 percent in 1998. The mix of products sold, pricing, improved manufacturing efficiencies, exiting the custom-engineered systems business, and slightly higher sales all contributed to the enhanced gross margin. 1998 gross margins of 50.8 percent were up from 1997 gross margins of 49.0 percent. This was a result of several factors, including the mix of products sold, improved manufacturing efficiencies and higher sales.

OPERATING EXPENSES

Overall,  operating expenses,  expressed as a percentage of net sales, decreased
3.2 percentage points in 1999 versus 1998. In 1999, product development expenses increased versus 1998, to $19.7 million. In 1998, product development expenses of $18.2 million were higher than the $17.8 million of product development expenses in 1997. Graco continues to be committed to expanding its sales by making significant investments in product development. Selling, marketing, distribution and general and administrative expenses, expressed as a percentage of sales, were 26.7 percent in 1999 and 28.8 percent in 1998. In 1999, overall selling, marketing, distribution, and administrative expenses were lower than in 1998 due to the benefits of prior year corporate expense reduction initiatives, lower information systems expenditures, and reduced non-recurring charges. In all segments, operating expenses decreased as a percentage of net sales. In 1998, selling, marketing, distribution and general and administrative expenses, expressed as a percentage of sales, were 28.8 percent, virtually the same as in 1997. In 1998, overall selling expenses were lower than in 1997 due to corporate expense reduction initiatives. Administrative expenses were higher than 1997 levels due to significant investments in information systems and non-recurring charges.

DIVISIONAL OPERATING PROFITS

Increases in 1999 operating profits are the result of several factors, including corporate expense reduction initiatives, improved manufacturing efficiencies, and higher net sales in Contractor Equipment. Operating profits for Industrial/Automotive Equipment increased by 13.1 percent versus 1998 and by 3.3 percentage points as a percentage of net sales primarily as a result of exiting the systems business. Contractor Equipment operating profits increased by 17.4 percent versus 1998 and by 1.2 percentage points as a percentage of net sales as increased sales more than offset increased product development, marketing and sales-related expenses. Lubrication Equipment operating profits increased by
17.4 percent versus 1998 and by 3.8 percentage points as a percentage of sales.

FOREIGN CURRENCY EFFECTS

Foreign currency translations decreased earnings before income taxes by $1.3 million in 1999 when compared to 1998 and $4.5 million in 1998 when compared to 1997. Since approximately 31 percent of the Company's sales and 10 percent of its product costs are in currencies other than the U.S. dollar, the strong U.S. dollar decreased the Company's profits. Gains and losses attributable to re-measuring the financial statements of all non-U.S. subsidiaries and the gains and losses on the forward and option contracts used to hedge these exposures, which are non-speculative, are reported in Other expense (income).

OTHER EXPENSE (INCOME)

In 1999, interest expense, net of interest income, increased to $7.0 million due to the full-year impact of borrowing incurred to fund the July 2, 1998 repurchase of 5.8 million shares of Graco Inc. common stock from the Trust under the Will of Clarissa L. Gray. In 1998, interest expense of $5.3 million was higher than the $0.9 million of interest expense in 1997 due to the incremental borrowings associated with the above-referenced share repurchase.

Other income, net of other expense, was $2.6 million in 1999 compared to other expense in 1998 of $0.2 million and other income in 1997 of $1.1 million. Other income (expense) includes, among other things, the foreign currency translation gains and losses discussed above, $2.9 million of net gains on the sale of assets in 1999, a $1.2 million gain from the sale of real estate in 1997, and a $0.8 million favorable settlement of a legal dispute in 1997.

INCOME TAXES

The Company's net effective tax rate of 33 percent in 1999 is 2 percentage points lower than the 1999 U.S. federal tax rate of 35 percent. The decrease from the 34 percent rate in 1998 is due primarily to foreign earnings being taxed at lower effective rates. The 1998 effective tax rate of 34 percent was higher than the 1997 rate of 30 percent principally due to foreign earnings being taxed at higher effective rates and the full utilization in 1997 of tax benefits associated with previously reserved foreign subsidiary net operating losses. Reconciliations of the U.S. federal tax rate to the effective rates for 1999, 1998 and 1997 are included in Note E to the Consolidated Financial Statements.

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

Graco uses foreign exchange contracts to reduce risks associated with foreign currency net balance sheet positions. These contracts typically have maturities of 90 days or less, and gains or losses from changes in market value of these contracts offset foreign exchange gains and losses on the underlying balance sheet items. At December 31, 1999, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the European euro, Canadian dollar, Japanese yen, British pound, and Korean won. The Company does not use derivative financial instruments for trading purposes.

To evaluate its currency exchange rate risks on its foreign exchange contracts, the Company uses sensitivity analysis, which measures the impact on earnings of hypothetical changes in the value of foreign currencies to which it has exposure. At December 31, 1999, due to the short-term nature of the Company's hedging instruments, reasonably likely fluctuations in foreign currency exchange rates in the near term would not materially affect Graco's consolidated operating results, financial position or cash flows.

The Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. At December 31, 1999, a 50 basis point increase or decrease in the market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

For further discussion of the Company's foreign currency and interest rate hedging strategy and position, see Note A to the Consolidated Financial Statements.

YEAR 2000

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year, which could cause potential failure or miscalculation in date-sensitive software that recognized "00" as 1900 rather than 2000. The Company completed its program to insure that all technology systems and non-information technology systems are Year 2000 compliant. The Company has not experienced any significant Year 2000 outages nor is it aware of any Year 2000 issues with suppliers, customers or its products that may have a material adverse impact on the Company's results.

OUTLOOK

Our view of 2000 is that a recovery in most international markets is underway, except for Japan and Latin America, which remain weak. North America continues to be strong, but we expect a slowing in 2000 versus what we have experienced in the past three years. Overall, Graco is well positioned to improve results by leveraging its strengths--our committed employees, our strong distribution partners, our cumulative manufacturing knowledge, our ability to develop new products, and our careful attention to expenses and the balance sheet.

Our Contractor Equipment Division introduced a new line of paint sprayers and accessories for a new market. These new units are designed to meet the needs of small painting contractors and others that do not paint exclusively but will significantly benefit from using airless spray. We released the new line for sale in the first quarter of 2000 and expect meaningful incremental revenues and profits.

Graco has changed a number of business processes in recent years that have improved its effectiveness in the markets it serves, and has increased the Company's operating margins and net profits. These efforts will continue to favorably impact margins and profits in 2000. Graco has achieved strong returns on its pension assets in recent years. We are expecting that these strong returns will have a favorable impact on earnings in 2000.

We anticipate that the continued strength of the U.S. dollar relative to other major currencies will have a slightly negative impact on operating margins in 2000.

SAFE HARBOR CAUTIONARY STATEMENT

The information in this Annual Report on Form 10-K contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, the results of the efforts of the Company, its suppliers and customers to avoid any adverse effect as a result of the Year 2000 issue, and additional factors identified in Exhibit 99 to the Company's Annual Report on Form 10-K for fiscal year 1999.

SHAREHOLDER ACTIONS

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares and effectively managing its cash balances. A summary of recent actions follows:

o  a 27 percent increase in the regular dividend to be paid in 2000;
o repurchase of 5.8 million shares in 1998 from Graco's largest shareholder, the Trust under the Will of Clarissa L. Gray;
o  three-for-two stock splits in 1998 and 1996; and
o  an 18 percent increase in the regular dividend in 1997

LIQUIDITY AND SOURCES OF CAPITAL

The following table highlights several key measures of asset performance.

(In thousands)                                           1999               1998
------------------------------------                  -------            -------
Cash and cash equivalents                             $ 6,588            $ 3,555
Working capital                                       $59,726            $48,354
Current ratio                                             1.8                1.6
Average days receivables outstanding                       65                 67
Inventory turnover                                        5.6                6.3

In 1999, working capital increased $11.4 million to $59.7 million. As a result of strong cash flow from operations, as well as cash generated from the sale of facilities, the Company reduced its total debt by $48.7 million in 1999. Total debt at the end of 1999 was $81.6 million as compared to $130.3 million at the end of 1998. Receivables decreased $0.5 million in 1999 compared with the same period in 1998. Inventories increased $3.6 million in 1999 primarily as a result of a build-up in inventory in conjunction with the February 2000 introduction of the Contractor Equipment Magnum line.

Cash provided by operations was $75.8 million in 1999, versus $77.1 million in 1998 and $36.3 million in 1997. Significant uses of cash included the retirement of debt, the acquisition of certain assets of Bollhoff Verfahrenstechnik, capital expenditures, taxes, dividends and share repurchases. In 1998, additional cash needs were funded by bank borrowings. Significant uses of cash in 1998 included the repurchase of 5.8 million shares of Graco Inc. common stock for $191 million and capital expenditures and dividends in 1997.

At December 31, 1999, Graco had various lines of credit totaling $158 million, of which $80 million was unused. The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2000.

Item 8.  Financial Statements and Supplementary Data

                                                                            Page

      o  Selected Quarterly Financial Data (See Part II, Item 5,
         Market for the Company's Common Stock and Related Stock-
         holder Matters)                                                       8
      o  Responsibility for Financial Reporting                               13
      o  Independent Auditors' Report                                         14
      o  Consolidated Statements of Earnings for fiscal years 1999,
         1998 and 1997                                                        15
      o  Consolidated  Balance Sheets for fiscal years 1999 and 1998          16
      o  Consolidated Statements of Cash Flows for fiscal years 1999,
         1998 and 1997                                                        17
      o  Consolidated Statements of Changes in Shareholders' Equity
         for fiscal years 1999, 1998 and 1997                                 18
      o  Consolidated Statements of Comprehensive Income for fiscal
         years 1999, 1998 and 1997                                            18
      o  Notes to Consolidated Financial Statements                           19

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

INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the Company) as of December 31, 1999 and December 25, 1998 and the related statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999, which includes the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 31, 1999 and December 25, 1998 and the results of operations, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
January 24, 2000



Consolidated Statements of Earnings                                Graco Inc. and Subsidiaries

                                                                 Years Ended
                                              ------------------------------------------------
                                              December 31,      December 25,      December 26,
(In thousands, except per share amounts)              1999              1998              1997
----------------------------------------      ------------      ------------      ------------
Net Sales                                     $    442,474      $    432,185      $    413,897

   Cost of products sold                           211,339           212,784           210,909
                                              ------------      ------------      ------------

Gross Profit                                       231,135           219,401           202,988

   Product development                              19,688            18,213            17,817

   Selling, marketing and distribution              79,922            83,169            87,479

   General and administrative                       38,334            41,146            32,219
                                              ------------      ------------      ------------

Operating Earnings                                  93,191            76,873            65,473

   Interest expense                                  7,016             5,319               866

   Other expense (income), net                      (2,666)              191             1,091
                                              ------------      ------------      ------------

Earnings before Income Taxes                        88,841            71,363            63,516

   Income taxes                                     29,500            24,100            18,800
                                              ------------      ------------      ------------

Net Earnings                                  $     59,341      $     47,263      $     44,716
                                              ============      ============      ============

Basic Net Earnings per Common Share           $       2.93      $       2.06      $       1.75
                                              ============      ============      ============

Diluted Net Earnings per Common Share         $       2.84      $       2.01      $       1.71
                                              ============      ============      ============

See Notes to Consolidated Financial Statements.



Consolidated Balance Sheets                                                      Graco Inc. and Subsidiaries


                                                                              December 31,      December 25,
(In thousands, except share amounts)                                                  1999              1998
-----------------------------------------------------------                   ------------      ------------
Assets
Current Assets:
  Cash and cash equivalents                                                   $      6,588      $      3,555
  Accounts receivable, less allowances of $4,500 and $4,400                         79,696            80,146
  Inventories                                                                       37,702            34,018
  Deferred income taxes, net                                                        12,357            12,384
  Other current assets                                                               1,646             1,217
                                                                              ------------      ------------
   Total current assets                                                            137,989           131,320
Property, Plant and Equipment, net                                                  86,493            96,366
Other Assets                                                                        11,551             6,016
                                                                              ------------      ------------
   Total Assets                                                               $    236,033      $    233,702
                                                                              ============      ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Notes payable to banks                                                      $     14,640      $     14,560
  Current portion of long-term debt                                                  1,215             3,157
  Trade accounts payable                                                            13,500            11,965
  Salaries, wages and commissions                                                   12,832            14,025
  Accrued insurance liabilities                                                     10,332            10,809
  Income taxes payable                                                               2,323             5,134
  Other current liabilities                                                         23,421            23,316
                                                                              ------------      ------------
   Total current liabilities                                                        78,263            82,966

Long-Term Debt, Less Current Portion                                                65,695           112,582

Retirement Benefits and Deferred Compensation                                       29,135            28,841

Commitments and Contingencies (Note K)

Shareholders' Equity

  Common stock, $1 par value; 33,750,000 shares authorized;
   shares outstanding, 20,415,827 and 20,096,814 in 1999
   and 1998                                                                         20,416            20,097
  Additional paid-in capital                                                        31,755            23,892
  Retained earnings (deficit)                                                        9,279           (35,878)
  Other, net                                                                         1,490             1,202
                                                                              ------------      ------------
   Total shareholders' equity                                                       62,940             9,313
                                                                              ------------      ------------
   Total liabilities and shareholders' equity                                 $    236,033      $    233,702
                                                                              ------------      ------------
See Notes to Consolidated Financial Statements.


Consolidated Statements of Cash Flows                                Graco Inc. and Subsidiaries

                                                                       Years Ended
                                                        ----------------------------------------
                                                        December 31,  December 25,  December 26,
(In thousands)                                                  1999          1998          1997
-----------------------------------------------------   ------------  ------------  ------------
Cash Flows from Operating Activities
  Net earnings                                          $     59,341  $     47,263  $     44,716
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                           14,701        13,736        13,494
      Deferred income taxes                                    1,152          (593)         (358)
      (Gain) loss on sale of fixed assets                     (2,936)         (139)          199
      Change in:
        Accounts receivable                                    2,097         6,293        (7,804)
        Inventories                                            3,309        10,547        (3,860)
        Trade accounts payable                                 1,551          (761)         (839)
        Salaries, wages and commissions                         (946)         (934)          437
        Retirement benefits and deferred compensation         (2,112)       (3,255)         (626)
        Other accrued liabilities                             (1,257)        2,695        (8,549)
        Other                                                    921         2,257          (529)
                                                        ------------  ------------  ------------
Net cash provided by operating activities                     75,821        77,109        36,281
                                                        ------------  ------------  ------------
Cash Flows from Investing Activities
  Property, plant and equipment additions                     (9,140)      (11,962)      (20,109)
  Proceeds from sale of property, plant and equipment          9,695         2,201         1,990
  Acquisition of business                                    (18,388)           --            --
                                                        ------------  ------------  ------------
Net cash used in investing activities                        (17,833)       (9,761)      (18,119)
                                                        ------------  ------------  ------------
Cash Flows from (for) Financing Activities
  Borrowing on notes payable and lines of credit             118,900        65,869        44,033
  Payments on notes payable and lines of credit             (119,201)      (54,376)      (44,460)
  Borrowings on long-term debt                                25,001       180,985            --
  Payments on long-term debt                                 (73,711)      (73,273)       (1,455)
  Common stock issued                                          6,760         4,876         3,260
  Retirement of common stock                                  (5,077)     (190,899)       (6,971)
  Cash dividends paid                                         (8,927)      (10,701)       (9,608)
                                                        ------------  ------------  ------------
Net cash used in financing activities                        (56,255)      (77,519)      (15,201)
                                                        ------------  ------------  ------------
Effect of exchange rate changes on cash                        1,300           203         4,027
                                                        ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents           3,033        (9,968)        6,988
Cash and cash equivalents
  Beginning of year                                            3,555        13,523         6,535
                                                        ------------  ------------  ------------
  End of year                                           $      6,588  $      3,555  $     13,523
                                                        ============  ============  ============
See Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                  Graco Inc. and Subsidiaries

                                                  December 31,   December 25,   December 26,
(In thousands)                                            1999           1998           1997
----------------------------------------          ------------   ------------   ------------
Common Stock
   Balance, beginning of year                     $     20,097   $     25,553   $     17,047
   Stock split                                              --             --          8,516
   Shares issued                                           466            344            250
   Shares repurchased                                     (147)        (5,800)          (260)
                                                  ------------   ------------   ------------
Balance, end of year                                    20,416         20,097         25,553
                                                  ------------   ------------   ------------
Additional Paid-In Capital
   Balance, beginning of year                           23,892         26,085         22,254
   Shares issued                                         8,184          4,535          4,171
   Shares repurchased                                     (321)        (6,728)          (340)
                                                  ------------   ------------   ------------
Balance, end of year                                    31,755         23,892         26,085
                                                  ------------   ------------   ------------
Retained Earnings (deficit)
   Balance, beginning of year                          (35,878)       105,030         85,232
   Net income                                           59,341         47,263         44,716
   Dividends declared                                   (9,575)       (10,102)       (10,033)
   Change in accounting period                              --            300             --
   Stock split                                              --             --         (8,516)
   Shares repurchased                                   (4,609)      (178,369)        (6,369)
                                                  ------------   ------------   ------------
Balance, end of year                                     9,279        (35,878)       105,030
                                                  ------------   ------------   ------------
Foreign Currency Translation Adjustments
   Balance, beginning of year                            1,817          1,817          1,817
   Current period change                                  (327)            --             --
                                                  ------------   ------------   ------------
Balance, end of year                                     1,490          1,817          1,817
                                                  ------------   ------------   ------------
Unearned Compensation
   Balance, beginning of year                             (615)          (976)            --
   Current period change                                   615            361           (976)
                                                  ------------   ------------   ------------
Balance, end of year                                        --           (615)          (976)
                                                  ------------   ------------   ------------
Total Shareholders' Equity                        $     62,940   $      9,313   $    157,509
                                                  ============   ============   ============
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                       Graco Inc. and Subsidiaries

                                                                       Years Ended
                                                       ------------------------------------------
                                                       December 31,   December 25,   December 26,
(In thousands)                                                 1999           1998           1997
--------------------------------------------           ------------   ------------   ------------
Net Earnings                                           $     59,341   $     47,263   $     44,716
   Other comprehensive income, net of tax:
   Foreign currency translation adjustments                    (327)            --             --
   Additional minimum pension liability adjustment              (90)            --             --
                                                       ------------   ------------   ------------
Comprehensive Income                                   $     58,924   $     47,263   $     44,716
                                                       ============   ============   ============
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GRACO Inc. & Subsidiaries

Years Ended December 31, 1999, December 25, 1998 and December 26, 1997

A.  Summary of Significant Accounting Policies

Fiscal Year. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 1999 was a 53 week year.

Basis of Statement Presentation. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 31, 1999, all subsidiaries are 100 percent owned. The Company's European subsidiaries' fiscal years ended December 31, 1999, December 25, 1998, and November 30, 1997. The European subsidiaries' one-month reporting lag was eliminated in 1998 with Europe's December 1997 net earnings being recorded as an adjustment to equity. All other subsidiaries outside North America have been included principally on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting. The U.S. dollar is the functional currency for all foreign subsidiaries except Graco Verfahrenstechnik (Germany) whose functional currency is the Euro.

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

Currency Hedges. The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts, borrowings in various currencies or options, in order to hedge its net monetary positions. Consistent with financial reporting requirements, these hedges and net monetary positions are recorded at current market values and the gains and losses are included in Other expense (income). The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant. The notional amounts (which may not be indicative of credit or market risk) of such contracts were (in U.S. dollars) $23 million and $18 million at December 31, 1999 and December 25, 1998.

Interest Rate Hedges. The Company utilizes interest rate swaps to convert all or a portion of its underlying debt from a variable rate to a fixed rate. Consistent with financial reporting requirements, the gains and losses on these agreements are included in interest expense. The notional amounts of such contracts were $52 million and $78 million at December 31, 1999 and December 25, 1998.

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:

      Buildings and improvements                      10 to 30 years
      Leasehold improvements                           3 to 10 years
      Manufacturing equipment and tooling              3 to 10 years
      Office, warehouse and automotive equipment       3 to 10 years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write downs of any long-lived assets in the periods presented.

Revenue Recognition. The Company recognizes revenue when title passes, which is usually upon shipment.

Earnings Per Common Share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed after giving effect to the exercise of all dilutive outstanding option grants.

Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost. The Company elected the continued use of APB No. 25 with pro forma disclosures.

Comprehensive Earnings. Comprehensive earnings is a measure of all nonowner changes in shareholders' equity and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.

Derivative Instruments and Hedging Activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments. The statement requires recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value and will be effective in fiscal Year 2001. The Company has not yet completed its analysis of the impact SFAS No. 133 will have on its consolidated financial statements.

B.  Segment Information

The Company has three reportable segments: Industrial/Automotive, Contractor and Lubrication. The Industrial/Automotive segment markets fluid systems and equipment for moving and applying paints, coatings, sealants, adhesives and other fluids for automotive and truck assembly and feeder plants as well as the wood products, rail, marine, aerospace, farm, construction, bus and recreational vehicles, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, roofing, texture, corrosion control and line striping and also high-pressure washers. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, fleet service centers, automobile dealerships and mining. All segments market parts and accessories for their products.

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


(In thousands)                             Industrial/
Reportable Segments                         Automotive   Contractor   Lubrication         Total
-----------------------------------        -----------   ----------   -----------      --------
1999
Net sales to unaffiliated customers        $   224,606   $  174,632   $    43,236      $442,474
Segment operating profit                        48,143       41,736        10,307       100,186

1998
Net sales to unaffiliated customers            231,924      156,535        43,726       432,185
Segment operating profit                        42,973       35,836         8,829        87,638

1997
Net sales to unaffiliated customers            226,114      142,400        45,383       413,897
Segment operating profit                        36,146       27,947         5,603        69,696
                                           -----------   ----------   -----------      --------

Profit Reconciliation                                1999         1998          1997
------------------------------------            ---------    ---------     ---------
Total profit for reportable segments            $ 100,186    $  87,638     $  69,696
Unallocated corporate expenses                     (6,995)     (10,765)       (4,223)
                                                ---------    ---------     ---------
Total operating profit                          $  93,191    $  76,873     $  65,473
                                                =========    =========     =========

Geographic Information                               1999         1998          1997
------------------------------------            ---------    ---------     ---------
Sales
   United States                                $ 280,758    $ 264,326     $ 243,197
   Other countries                                161,716      167,859       170,700
                                                ---------    ---------     ---------
Total                                           $ 442,474    $ 432,185     $ 413,897
                                                ---------    ---------     ---------
Long-lived assets
   United States                                $  80,259    $  91,068     $  94,599
   Belgium                                         11,298        5,554         5,562
   Other countries                                  5,972        4,569         6,147
                                                ---------    ---------     ---------
Total                                           $  97,529    $ 101,191     $ 106,308
                                                =========    =========     =========

Sales to Major Customers

In 1999, sales to a paint manufacturer and retailer in the Contractor segment totaled 11 percent of consolidated sales. No customer represented 10 percent or more of consolidated sales in 1998 or 1997.

C. Inventories

Major components of inventories for the last two years were as follows:

(In thousands)                                                1999         1998
-------------------------------------------------------    -------      -------
Finished products and components                           $25,748      $27,764
Products and components in various stages of completion     23,560       23,024
Raw materials                                               21,961       18,970
                                                           -------      -------
                                                            71,269       69,758
Reduction to LIFO cost                                     (33,567)     (35,740)
                                                           -------      -------
Total                                                      $37,702      $34,018
                                                           =======      =======

Inventories valued under the LIFO method were $22,990,000 and $22,874,000 for 1999 and 1998. All other inventory was valued on the FIFO method.

In 1999 and 1998, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment at December 31, 1999 were as follows:

(In thousands)                                                1999         1998
------------------------------------------                --------   ----------
Land                                                      $  3,923   $    5,343
Buildings and improvements                                  54,607       61,712
Manufacturing equipment                                    101,044       98,723
Office, warehouse and automotive equipment                  22,196       31,010
Construction in progress                                       386        2,334
                                                          --------   ----------
Total property, plant and equipment                        182,156      199,122
Accumulated depreciation                                   (95,663)    (102,756)
                                                          --------   ----------
Net property, plant and equipment                         $ 86,493   $   96,366
                                                          ========   ==========

E.  Income Taxes

Earnings before income tax expense consist of:

(In thousands)                                1999          1998           1997
------------------                         -------       -------        -------
Domestic                                   $87,292       $61,709        $53,139
Foreign                                      1,549         9,654         10,377
                                           -------       -------        -------
Total                                      $88,841       $71,363        $63,516
                                           =======       =======        =======

Income tax expense consists of:

(In thousands)                                1999          1998           1997
------------------                         -------       -------        -------
Current:
  Domestic:
   Federal                                 $23,081       $17,374        $11,729
   State and local                           2,323         1,600          1,709
  Foreign                                    2,867         5,628          5,281
                                           -------       -------        -------
                                           $28,271        24,602         18,719
Deferred:
  Domestic                                   1,778          (423)         1,994
  Foreign                                     (549)          (79)        (1,913)
                                           -------       -------        -------
                                             1,229          (502)            81
                                           -------       -------        -------
Total                                      $29,500       $24,100        $18,800
                                           =======       =======        =======

Income taxes paid were  $31,272,000,  $22,922,000  and $17,148,000 in 1999, 1998
and 1997.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

                                                     1999          1998           1997
                                                  -------       -------        -------
Statutory tax rate                                     35%           35%            35%
Foreign earnings with (lower) higher tax rates         (2)           (1)            (3)
Reduction of valuation allowance                       --            --             (3)
State taxes, net of federal effect                      2             2              2
U.S. general business tax credits                      (2)           (1)            (1)
Other                                                  --            (1)            --
                                                  -------       -------        -------
Effective tax rate                                     33%           34%            30%
                                                  =======       =======        =======

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)                                                    1999           1998
--------------------------------------------------------       -------        -------
Inventory valuations                                           $ 3,365        $ 3,463
Insurance accruals                                               3,202          3,349
Vacation accruals                                                1,207          1,258
Bad debt reserves                                                1,247          1,243
Net operating loss carryforward                                    653            606
Other                                                            2,683          2,465
                                                               -------        -------
  Current                                                       12,357         12,384
                                                               -------        -------
Unremitted earnings of consolidated foreign subsidiaries        (2,544)        (2,827)
Excess of tax over book depreciation                            (6,597)        (6,237)
Postretirement benefits                                          5,363          5,230
Pension and deferred compensation                                3,239          4,428
Other                                                            1,054            597
                                                               -------        -------
  Non-current                                                      515          1,191
                                                               -------        -------
Net deferred tax assets                                        $12,872        $13,575
                                                               =======        =======

Net non-current deferred tax assets above are included in Other Assets. Total deferred tax assets were $22,319,000 and $22,993,000 and total deferred tax liabilities were $9,447,000 and $9,418,000 on December 31, 1999 and December 25, 1998.

F.  Debt

(In thousands)                                           1999              1998
-----------------------------------------             -------          --------
Reducing revolving credit facility, 6.96%
  at December 31, 1999                                $63,834          $109,509
Industrial development refunding revenue
  bonds, 5.2% at December 31, 1999,
  payable through 2002 (property carried at
  $2,487 pledged as collateral)                         2,000             3,000
Other                                                   1,076             3,230
                                                      -------          --------
Total long-term debt                                   66,910           115,739
  Less current portion                                  1,215             3,157
                                                      -------          --------
Long-term portion                                     $65,695          $112,582
                                                      =======          ========

Aggregate annual scheduled maturities of long-term debt for the next five years are as follows: 2000-$1,215,000; 2001-$1,310,000; 2002-$550,000; 2003-
$63,834,000; 2004-$0. Interest paid on debt during 1999, 1998 and 1997 amounted to $6,843,000, $4,742,000 and $856,000. The fair value of the Company's long-term debt at December 31, 1999 and December 25, 1998 is not materially different than its recorded value.

In July 1998, the Company entered into a five-year $190 million reducing revolving credit facility (the "Revolver") with a syndicate of ten banks including the lead bank, U.S. Bank National Association. The Revolver was subsequently reduced to $147 million by December 25, 1998 and was further reduced to $132 million by December 31, 1999. The Company's initial borrowing of $158 million financed a portion of the stock repurchase discussed in Note G. The $63,834,500 outstanding balance bears underlying interest at the London Interbank Offered Rate plus a spread of 0.50 percent. This spread reduces as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The Revolver specifies quarterly reductions of the maximum amount of the credit line, and requires the Company to maintain certain financial ratios as to net worth, cash flow leverage and fixed charge coverage. The Revolver effectively restricts dividend payments that would cause a violation of the tangible net worth ratio covenant. The amount of the restriction was $45 million at December 31, 1999.

The Company has an interest rate swap agreement in place whereby it fixed the underlying interest rate on $50 million of the Revolver at 5.76 percent through July 3, 2000. At December 31, 1999, the contractual underlying variable interest rate under the Revolver was 5.83 percent. The cash flows related to the swap agreement are recorded as an adjustment to interest expense. Market and credit risks are not significant.

The Company also has an interest rate swap agreement in place whereby it fixed the interest rate of the remaining principal amounts of the Company's previously variable interest rate revenue bond debt at 4.38 percent through 2002. At December 31, 1999, the contractual variable interest rate under the revenue bonds was Bankers Trust reference rate plus 0.30 percent, or 5.20 percent.

On December 31, 1999, the Company had lines of credit with U.S. and foreign banks of $158 million, including the $132 million Revolver. The unused portion of these credit lines was $80,297,770 at December 31, 1999. Borrowing rates under these facilities vary with the prime rate, rates on domestic certificates of deposit and the London interbank market. The weighted short-term borrowing rates were 5.4 percent, 6.3 percent and 5.8 percent at December 31, 1999, December 25, 1998 and December 26, 1997. The Company pays commitment fees of up to 0.175 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the covenants of its debt agreements.

G.  Shareholders' Equity

In July 1998 the Company repurchased 5.8 million shares of common stock for $190,887,000 from its largest shareholder, the Trust under the Will of Clarissa
L. Gray. The stock repurchase was funded with cash of $32,887,000 and $158,000,000 from the Revolver discussed in Note F.

The Board of Directors declared a three-for-two stock split on December 12, 1997, effective February 4, 1998, for shares outstanding on January 7, 1998. Accordingly, the December 26, 1997, balance reflects the split with an increase in common stock and reduction in retained earnings of $8,516,000. All stock option, share and per share data has been restated to reflect the split.

At December 31, 1999, the Company had 22,549 authorized, but not issued, cumulative preferred shares. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

H.  Stock Option and Purchase Plans

Stock Option Plans. In 1999, the Board of Directors approved an Employee Stock Incentive Plan, under which the Company grants stock options to employees who are not officers of the Company. The option price is the market price at the date of grant and the options vest three years from the date of the grant and expire after ten years. 1,000,000 shares have been reserved for issuance under the Plan, with 999,600 remaining reserved at December 31, 1999.

The Company has a Long-Term Stock Incentive Plan, under which a total of 5,212,500 common shares have been reserved for issuance, with 2,622,278 shares remaining reserved at December 31, 1999. Grants under this Plan are in the form of restricted share awards and stock options. The option price is the market price at the date of grant. Options become exercisable in equal installments over four years beginning two years from the date of grant, and expire ten years from the date of grant. Restricted share awards of 963,914 common shares have been made to certain key employees under the Plan. No restricted share awards are outstanding at December 31, 1999. Compensation cost charged to operations for the restricted share awards was $615,000, $361,000 and $188,000 in 1999, 1998 and 1997. In 1997, certain officers of the Company agreed to forfeit certain stock appreciation rights under agreements signed in prior years. The net impact on earnings before income taxes in 1997 was $898,000.

The Company has a Non-employee Director Stock Option Plan, under which the Company makes initial and annual grants to the non-employee directors of the Company. Non-employee directors receive an initial option grant of 3,000 shares upon first appointment or election and an annual option grant of 2,250 shares. There are 300,000 common shares authorized for issuance under the Plan; 296,624 remained reserved at the end of 1999. The exercise price of each option is the fair market value at the date of grant. The options have a ten-year duration and may be exercised in equal installments over four years, beginning one year from the date of grant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

                                                     Weighted Average          Options   Weighted Average
                                          Options      Exercise Price      Exercisable     Exercise Price
                                        ---------    ----------------      -----------   ----------------
Outstanding, December 27, 1996          1,062,792    $           9.56
  Granted                                 237,000               19.51
  Exercised                               (80,961)              21.46
  Canceled                               (115,113)              10.92
                                        ---------    ----------------      -----------   ----------------
Outstanding, December 26, 1997          1,103,718               11.65          460,146   $           8.73
  Granted                                 319,750               29.79
  Exercised                              (142,055)               8.60
  Canceled                                (99,625)              17.84
                                        ---------    ----------------      -----------   ----------------
Outstanding, December 25, 1998          1,181,788    $          16.29          510,886   $           9.88
  Granted                                 471,165               21.86
  Exercised                              (283,053)               7.23
  Canceled                                (37,137)              23.53
                                        ---------    ----------------      -----------   ----------------
Outstanding, December 31, 1999          1,332,763    $          19.04          745,026   $          15.00
                                        =========    ================      ===========   ================

The following  table   summarizes   information  for  options   outstanding  and
exercisable at December 31, 1999:

                                         Options            Options                           Options
                                     Outstanding        Outstanding                       Exercisable
     Range of         Options      Weighted Avg.      Weighted Avg.        Options      Weighted Avg.
       Prices     Outstanding     Remaining Life     Exercise Price    Exercisable     Exercise Price
     --------     -----------     --------------     --------------    -----------     --------------
     $   6-15         468,449                  4     $         9.91        444,219     $         9.81
        16-27         579,849                  6              21.04        233,929              20.55
        28-35         284,465                  7              29.99         66,878              30.02
     --------     -----------     --------------     --------------    -----------     --------------
     $   6-35       1,332,763                  5     $        19.04        745,026     $        15.00

Stock Purchase Plans. Under the Company's Employee Stock Purchase Plan, 5,850,000 common shares have been reserved for sale to employees, 991,824 of which remained unissued at the end of 1999. The purchase price of the shares under the Plan is the lesser of 85 percent of the fair market value on the first day or the last day of the Plan year.

Non-employee Director Stock Plan. The Plan enables individual non-employee directors of the Company to elect to receive or defer all or part of a director's annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company's common stock instead of cash. The Company issued 4,107, 3,357 and 2,725 shares under this Plan during 1999, 1998 and 1997. The expense related to this Plan is not significant.

Stock-Based Compensation. As allowed under FAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans and adopt the "disclosure only" provisions of FAS No. 123. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the Long-Term Incentive Plan and the Non-employee Director Stock Option Plan. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Company's net earnings and earnings per share would have been reduced as follows:

                                                 1999         1998         1997
                                              -------      -------      -------
Net earnings
  As reported                                 $59,341      $47,263      $44,716
  Pro forma                                    55,998       45,144       43,358
Net earnings per common share
  Basic as reported                           $  2.93      $  2.06      $  1.75
  Diluted as reported                            2.84         2.01         1.71
  Pro forma basic                                2.77         1.97         1.70
  Pro forma diluted                              2.68         1.92         1.66

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                  1999                 1998                1997
                                  ----                 ----                ----
Expected life in years             5.3                    8                   8
Interest rate                      5.1%                 5.5%                6.6%
Volatility                        43.5%                40.2%               32.0%
Dividend yield                     1.9%                 1.5%                2.0%

Based upon these assumptions, the weighted average fair value at grant date of options granted in 1999, 1998 and 1997 was $7.79, $12.37 and $10.47.

The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1999                 1998                 1997
                                 ----                 ----                 ----
Expected life in years              1                    1                    1
Interest rate                     5.2%                 5.5%                 6.5%
Volatility                       43.8%                40.2%                31.7%
Dividend yield                    2.0%                 1.5%                 1.7%

The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the Plan year was added to the fair value of the employees' purchase rights determined using Black-Scholes. The weighted average fair value per common share was $6.12, $7.85 and $8.05 in 1999, 1998 and 1997.

I.  Earnings per Share

Earnings per share for all years presented has been calculated to reflect the three-for-two stock split declared on December 12, 1997. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                  1999        1998       1997
-----------------------------------------------        -------     -------    -------
Numerator:
  Net earnings available to common shareholders        $59,341     $47,263    $44,716
                                                       -------     -------    -------
Denominators:
  Denominator for basic earnings per share -
     weighted average shares                            20,248      22,941     25,575
  Dilutive effect of stock options computed
     based on the treasury stock method using
     the average market price                              618         606        591
                                                       -------     -------    -------
  Denominator for diluted earnings per share            20,866      23,547     26,166
                                                       =======     =======    =======
Basic earnings per share                               $  2.93     $  2.06    $  1.75
                                                       =======     =======    =======
Diluted earnings per share                             $  2.84     $  2.01    $  1.71
                                                       =======     =======    =======

J.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee's compensation. Prior to 1998, the Company matched employee contributions at a 50 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $2,008,000, $1,989,000 and $941,000 in 1999, 1998 and 1997.

The Company's postretirement medical plan provides certain medical benefits for retired employees. U.S employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the Plan.

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees and directors and some of the employees of the Company's non-U.S. subsidiaries. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. In 1998, the Company amended the plans to remove the 30-year limitation on benefit service. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the Plans' investment in the common stock of the Company was $19,472,000 and $19,995,000 at December 31, 1999 and December 25, 1998. The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the periods ending December 31, 1999 and December 25, 1998, and a statement of the funded status as of the same dates.


                                                 Pension Benefits        Other Benefits
                                              ---------------------    --------------------
(In thousands)                                     1999        1998        1999        1998
------------------------------------          ---------   ---------    --------    --------
Reconciliation of benefit obligation
Obligation, beginning of year                 $  95,141   $  79,049    $ 15,623    $ 15,065
Service cost                                      3,517       2,959         482         442
Interest cost                                     6,267       5,595         995         954
Plan amendments                                      --       1,716          --          --
Acquisition                                       2,671
Curtailment                                        (541)
Actuarial (gain) loss                            (2,162)      9,443        (573)         54
Benefit payments                                 (2,853)     (3,621)     (1,097)       (892)
                                              ---------   ---------    --------    --------
Obligation, end of year                       $ 102,040   $  95,141    $ 15,430    $ 15,623
                                              ---------   ---------    --------    --------

Reconciliation of fair value of plan assets
Fair value, beginning of year                 $ 103,106   $  89,460    $     --    $     --
Actual return on assets                          35,454      15,855          --          --
Employer contribution                               264       1,412       1,097         892
Benefit payments                                 (2,827)     (3,621)     (1,097)       (892)
                                              ---------   ---------    --------    --------
Fair value, end of year                       $ 135,997   $ 103,106    $     --    $     --
                                              ---------   ---------    --------    --------
Funded status
Funded status over (under), end of year       $  33,957   $   7,965    $(15,430)   $(15,623)
Unrecognized transition (asset) obligation          (68)        (74)         --          --
Unrecognized prior service cost                   1,954       2,184          --          --
Unrecognized (gain) loss                        (46,058)    (20,036)        107         680
                                              ---------   ---------    --------    --------
Net                                           $ (10,215)  $  (9,961)   $(15,323)   $(14,943)
                                              =========   =========    ========    ========

The following table provides the amounts included in the Statement of Financial Position as of December 31, 1999 and December 25, 1998.


                                                 Pension Benefits        Other Benefits
                                              ---------------------    --------------------
(In thousands)                                     1999        1998        1999        1998
------------------------------------          ---------   ---------    --------    --------

Accrued benefit liability                     $ (10,659)  $ (10,272)   $(15,323)   $(14,943)
Intangible asset                                    427         311          --          --
                                              ---------   ---------    --------    --------
Net                                           $ (10,232)  $  (9,961)   $(15,323)   $(14,943)
                                              =========   =========    ========    ========

The components of net periodic benefit cost for the plans for 1999, 1998 and 1997 were as follows:

                                                                 Pension Benefits                    Other Benefits
                                                        ---------------------------------     ------------------------------
(In thousands)                                               1999        1998        1997         1999       1998       1997
------------------------------------------------        ---------   ---------   ---------     --------   --------   --------
Service cost - benefits earned during the period        $   3,517   $   2,959    $  2,366    $    482    $    442   $    484
Interest cost on projected benefit obligation               6,267       5,595       5,031         995         954        979
Expected return on assets                                 (11,189)     (9,711)     (8,342)         --          --         --
Amortization of transition (asset) obligation                  (4)         (3)         68          --          --         --
Amortization of prior service cost                            231         230          95          --          --         --
Amortization of net (gain) loss                              (629)     (1,067)       (944)         --          --         --
Cost of  pension  plans  which are not significant
  and have not adopted SFAS No. 87                            266         371         233         N/A         N/A        N/A
                                                        ---------   ---------   ---------     --------   --------   --------
Net periodic benefit (credit) cost                         (1,541)     (1,626)     (1,493)       1,477      1,396      1,463
                                                        ---------   ---------   ---------     --------   --------   --------
Curtailment gain                                             (541)       (239)         --           --         --         --
Settlement gain                                                --        (271)         --           --         --         --
                                                        ---------   ---------   ---------     --------   --------   --------
Net periodic benefit (credit) cost after
  curtailments and settlements                          $  (2,082)  $  (2,136)  $  (1,493)    $  1,477   $  1,396   $  1,463
                                                        =========   =========   =========     ========   ========   ========

The Company's retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the Accumulated Postretirement Benefit Obligation (APBO), a 6 percent maximum annual trend rate for healthcare costs was assumed for the year ending December 31, 1999. This rate is assumed to remain constant through the year 2001, decline to 5.5 percent in 2002 and 4.5 percent in 2003, and remain at that level thereafter. The other assumptions used in the measurement of the Company's benefit obligation are shown below:

                                   Pension Benefits            Other Benefits
                                 -------------------        -------------------
Weighted average assumptions     1999    1998   1997        1999    1998   1997
                                 ----    ----   ----        ----    ----   ----
Discount rate                     7.0%    6.5%   7.0%        6.5%    7.0%   7.0%
Expected return on assets        11.0%   11.0%  11.0%        N/A     N/A    N/A
Rate of compensation increase     3.6%    3.3%   3.3%        N/A     N/A    N/A
                                 ----    ----   ----        ----    ----   ----

At December 31, 1999, a 1 percent change in assumed healthcare cost trend rates would have the following effects:

                                                     1% Increase    1% Decrease
                                                     -----------    -----------
Effect on total of service and interest cost
  components of net periodic postretirement
  healthcare benefit cost                            $       254    $      (203)

Effect on the healthcare component of the
  accumulated postretirement benefit obligation      $     2,172    $    (1,794)
                                                     -----------    -----------

K.  Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments at December 31, 1999, under operating leases with non-cancelable terms of more than one year, were $6,836,000, payable as follows:

                                                       Vehicles &
(In thousands)                            Buildings     Equipment        Total
--------------                            ---------    ----------       ------
2000                                      $   1,571    $    2,326       $3,897
2001                                          1,004           892        1,896
2002                                            290           276          566
2003                                            259            89          348
2004                                            118            11          129
Thereafter                                       --            --           --
                                          ---------    ----------       ------
Total                                     $   3,242    $    3,594       $6,836
                                          =========    ==========       ======

Total rental expense was $3,492,000 for 1999, $3,307,000 for 1998 and $3,339,000
for 1997.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

L.  Acquisition

In 1999, the Company formed Graco Verfahrenstechnik which on June 1, 1999 purchased certain assets and assumed certain liabilities of Bollhoff Verfahrenstechnik (BV), located in Bielefeld, Germany. BV designed, manufactured and sold fluid application equipment for industrial and automotive markets, primarily in Germany, and had 1998 sales of approximately $20 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading "Executive Officers of the Company" in Part I of this 1999 Annual Report on Form 10-K and the information under the headings "Election of Directors, Nominees and Other Directors" on pages 2 through 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13, of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be held on May 2, 2000 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" on pages 5 through 11 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of the Management Organization and Compensation Committee" and "Comparative Stock Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Beneficial Ownership of Shares" on pages 11 through 13 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading "Certain Business Relationships" on page 11 of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be held on May 2, 2000 (the "Proxy Statement"), is incorporated herein by reference.

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

      (3)   Management Contract, Compensatory Plan or Arrangement.
            (See Exhibit Index)...........................................    32

            Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

(b)         Reports on Form 8-K
            There were no reports on Form 8-K for the thirteen weeks ended December 31,1999.

(c)         Exhibit Index ....................................................32

Schedule II - Valuation and Qualifying Accounts

GRACO Inc. & Subsidiaries


(In thousands)
--------------
                                                            Additions
                                             Balance at    charged to    Deductions        Change<F3>    Balance
                                              beginning     costs and          From           Add      at end of
Description                                     of year      expenses      Reserves      (Deduct)           year
-----------------------------------          ----------    ----------    ----------      --------      ---------
Year ended December 31, 1999:
  Allowance for doubtful accounts            $    2,600    $      300    $      600<F1>  $    200      $   2,500
  Allowance for returns and credits               1,800         6,000         5,800<F2>                    2,000
                                             ----------    ----------    ----------      --------      ---------
                                             $    4,400    $    6,300    $    6,400      $    200      $   4,500
                                             ==========    ==========    ==========      ========      =========
Year ended December 25, 1998:
  Allowance for doubtful accounts            $    2,200    $      900    $      500<F1>                $   2,600
  Allowance for returns and credits               1,900         3,400         3,500<F2>                    1,800
                                             ----------    ----------    ----------      --------      ---------
                                             $    4,100    $    4,300    $    4,000                    $   4,400
                                             ==========    ==========    ==========      ========      =========
Year ended December 26, 1997:
  Allowance for doubtful accounts            $    2,400    $      500    $      700<F1>                $   2,200
  Allowance for returns and credits               2,300         3,700         4,100<F2>                    1,900
  Valuation allowance for tax benefits            1,995            --         1,995                           --
                                             ----------    ----------    ----------      --------      ---------
                                             $    6,695    $    4,200    $    6,795                    $   4,100
                                             ==========    ==========    ==========      ========      =========

<F1>
1 Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
<F2>
2    Credits issued and returns  processed.
<F3>
3    Assumed or established in connection with acquisition

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

  /s/GEORGE ARISTIDES                                 March 20, 2000
  ------------------------------------
  George Aristides
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/GEORGE ARISTIDES                                 March 20, 2000
  ------------------------------------
  George Aristides
  Chief Executive Officer
  (Principal Executive Officer)

  /s/MARK W. SHEAHAN                                  March 20, 2000
  ------------------------------------
  Mark W. Sheahan
  Vice President and Treasurer
  (Principal Financial Officer)

  /s/JAMES A. GRANER                                  March 20, 2000
  ------------------------------------
  James A. Graner
  Vice President and Controller
  (Principal Accounting Officer)

D. A. Koch             Director, Chairman of the Board
G. Aristides           Director
R. O. Baukol           Director
R. G. Bohn             Director
W. J. Carroll          Director
L. R. Mitau            Director
M. A.M. Morfitt        Director
D. R. Olseth           Director
J. L. Scott            Director
W. G. Van Dyke         Director

George Aristides, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

  /s/GEORGE ARISTIDES                                 March 20, 2000
  ------------------------------------
  George Aristides
  (For himself and as attorney-in-fact)

Exhibit Index

      Exhibit

      Number      Description

          3.1 Restated Articles of Incorporation as amended June 18, 1999. (Incorporated by reference to Exhibit 3.1 to the Company's 1997 Annual Report on Form 10-K.)

          3.2 Restated Bylaws. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

          4.1 Rights Agreement dated as of March 9, 1990, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 19, 1990.)

          4.2 Credit Agreement dated July 2, 1998, between the Company and U.S. Bank National Association, as Agent for a combination of banks. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 25, 1998.)

          4.3 Amendment dated August 31, 1999 to Credit Agreement dated June 26, 1998 between the Company and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 24, 1999.)

        *10.1 1999 Corporate and Business Unit Annual Bonus Plan. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 1999.)

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

        *10.5 Long Term Stock Incentive Plan, as amended and restated December 10, 1999.

        *10.6 Retirement Plan for Non-Employee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

        *10.7 Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K.)

        *10.8 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers, dated May 2, 1994. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the twenty-six weeks ended July 1, 1994.)

        *10.9 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to selected officers, dated
                  December 15, 1994, December 27, 1994 and February 23, 1995. (Incorporated by reference to Exhibit 10.16 to the Company's 1994 Annual Report on Form 10-K.)

       *10.10 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to one executive officer, dated December 15, 1995. (Incorporated by reference to Exhibit 10.18 to the Company's 1995 Annual Report on Form 10-K.)

       *10.11 Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit
                  10.21 to the Company's 1995 Annual Report on Form 10-K.)

       *10.12 Non-employee Director Stock Option Plan, as amended and restated November 6, 1997. (Incorporated by reference to Exhibit 10.18 to the Company's 1997 Annual Report on Form 10-K.)

       *10.13 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to non-employee directors, dated May 7, 1996. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 28, 1996.)

       *10.14 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from incentive stock option agreement dated February 25, 1993, for selected officers. (Incorporated by reference to Exhibit 10.25 to the Company's 1996 Annual Report on Form 10-K.)

       *10.15 Stock Option Agreement Amendment. Form of amendment, dated March 8, 1997, used to remove alternative stock appreciation right from non-incentive stock option agreement dated May 4, 1993, for selected officers. (Incorporated by reference to Exhibit 10.26 to the Company's 1996 Annual Report on Form 10-K.)

       *10.16 Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control, dated April 2, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.17 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to executive officer dated May 2, 1994, March 1, 1995 and March 1, 1996. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.18 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to selected officers dated December 15, 1994. (Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.19 Stock Option Agreement Amendment. Form of amendment, dated April 14, 1997, used to add change of control provision to non-incentive stock options to one executive officer dated December 15, 1995. (Incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.20 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to one executive officer, dated April 23, 1997. (Incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.21 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to non-employee directors, dated May 6, 1997. (Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.22 Executive Long Term Incentive Agreement. Form of restricted stock award agreement used for award to one executive officer, dated May 6, 1997. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.23 Stock Option Agreement. Form of agreement used for award of non-incentive stock option to two executive officers, dated May 6, 1997. (Incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

       *10.24 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to non-employee director, dated September 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.25 Trust Agreement dated September 30, 1997, between the Company and Norwest Bank Minnesota, N.A. (Incorporated by reference to
                  Exhibit 10.2 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.26 Key Employee Agreement Amendment. Form of amendment dated January 9, 1998, revising payment reduction provisions. (Incorporated by reference to Exhibit 10.33 to the Company's 1997 Annual Report on Form 10-K.)

       *10.27 Non-employee Director Stock Plan, as amended and restated June 18, 1999. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 25, 1999.)

       *10.28 Retirement and Release Agreement between Clayton R. Carter and the Company dated June 26, 1999. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 24, 1999.)

       *10.29 Separation and Release Agreement between Roger L. King and the Company dated August 10, 1999. (Incorporated by reference to
                  Exhibit 10.1 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 24, 1999.)

       *10.30 Separation and Release Agreement between James A. Earnshaw and the Company dated December 31, 1999.

       *10.31 Stock Option Agreement. Form of agreement under the Long Term Stock Incentive Plan dated December 12, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 1999.)

       *10.32 Executive Long Term Incentive Agreement between the Company and one executive officer dated February 22, 1999. (Incorporated by reference to Exhibit 10.2 to the Company's
                  Report on Form 10-Q for the thirteen weeks ended March 26, 1999.)

       *10.33 Key Employee Agreement between the Company and one executive officer dated March 1, 1999. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 1999.)

       *10.34 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to one executive officer, dated March 1, 1999. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 1999.)

       *10.35     Executive Officer Annual Incentive Bonus Plan.

           11     Statement  of Computation  of Earnings per  share  included in
                  Note I on page 26.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company:

                                       Jurisdiction     Percentage of Voting
                                       of               Securities Owned by
   Subsidiary                          Organization     the Company
   ----------------------------        ------------     --------------------
   Equipos Graco Argentina S.A.        Argentina             100%*
   Graco Barbados FSC Limited          Barbados              100%
   Graco Canada Incorporated           Canada                100%
   Graco Chile Limitada                Chile                 100%*
   Graco do Brasil Limitada            Brazil                100%*
   Graco Europe N.V.                   Belgium               100%*
   Graco GmbH                          Germany               100%
   Graco Hong Kong Limited             Hong Kong             100%*
   Graco K.K.                          Japan                 100%
   Graco Korea Inc.                    Korea                 100%
   Graco Limited                       England               100%*
   Graco N.V.                          Belgium               100%*
   Graco S.A.                          France                100%*
   Graco S.r.l.                        Italy                 100%*
   Graco Verfahrenstechnik GmbH        Germany               100%**
   ----------------------------        ------------     --------------------

* Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.
** Shares 100% held by Graco N.V.

Exhibit 23

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 33-54205, No. 333-03459, and No. 333-7530 on Form
S-8 of our report dated January 24, 2000, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 31, 1999.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
March 29, 2000

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints George Aristides or Mark W. Sheahan, that person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person's name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 31, 1999, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

                                                Date

         /s/G. ARISTIDES                        February 25, 2000
         ------------------------               -----------------
         G. Aristides

         /s/R. O. BAUKOL                        February 25, 2000
         ------------------------               -----------------
         R. O. Baukol

         /s/R. G. BOHN                          February 25, 2000
         ------------------------               -----------------
         R. G. Bohn

         /s/W. J. CARROLL                       February 25, 2000
         ------------------------               -----------------
         W. J. Carroll

         /s/D. A. KOCH                          February 25, 2000
         ------------------------               -----------------
         D. A. Koch

         /s/L. R. MITAU                         February 25, 2000
         ------------------------               -----------------
         L. R. Mitau

         /s/M. A.M. MORFITT                     February 25, 2000
         ------------------------               -----------------
         M. A.M. Morfitt

         /s/D. R. OLSETH                        February 25, 2000
         ------------------------               -----------------
         D. R. Olseth

         /s/J. L. SCOTT                         February 25, 2000
         ------------------------               -----------------
         J. L. Scott

         /s/W. G. VAN DYKE                      February 25, 2000
         ------------------------               -----------------
         W. G. Van Dyke