Form 10-Q
period 2000-03-31
GRACO INC
filed 2000-05-04
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended March 31, 2000

Commission File Number:  001-9249
                         --------


                                   GRACO INC.

             (Exact name of Registrant as specified in its charter)



       Minnesota                                      41-0285640
---------------------                     --------------------------------------
(State of incorporation)                  I.R.S. Employer Identification Number)


4050 Olson Memorial Highway
Golden Valley, Minnesota                                                   55422
----------------------------------------                              ----------
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

         20,294,457 common shares were outstanding as of April 24, 2000

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

         Restated Bylaws as amended February 25, 2000.                 Exhibit 3
         Rights Agreement dated February 25, 2000 between the          Exhibit 4
                Company and Norwest Bank  Minnesota,  National
                Association, as Rights Agent, including as
                Exhibit A the form of the Certificate of
                Designation, Preferences and Rights of Series A
                Junior Participating Preferred Stock. (Incorporated
                by reference to Exhibit 4 to the Company's Report
                on Form 8-K dated February 25, 2000.)
         2000 Corporate and Business Unit Annual Bonus Plan.          Exhibit 10
         Stock Option Agreement.  Form of agreement used under
                the Long Term Stock Incentive Plan dated
                December 12, 1997.                                  Exhibit 10.1
         Stock Option Agreement.  Form of agreement used for
                award of non-incentive stock options to one
                executive officer, dated February 9, 2000.          Exhibit 10.2
         Stock Option Agreement.  Form of agreement used for
                award of non-incentive stock options to one
                executive officer, dated February 24, 2000.         Exhibit 10.3
         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                      Thirteen Weeks Ended
                                              ----------------------------------
                                              March 31, 2000      March 26, 1999
                                              --------------      --------------
                                                 (In thousands except per share
                                                           amounts)

Net Sales                                           $120,227            $103,241

      Cost of products sold                           58,098              50,384
                                              --------------      --------------

Gross Profit                                          62,129              52,857

     Product development                               5,024               4,754
     Selling, marketing and distribution              23,814              19,305
     General and administrative                        8,644               9,524
                                              --------------      --------------

Operating Profit                                      24,647              19,274

     Interest expense                                  1,235               1,953
     Other (income) expense, net                         437                 320
                                              --------------      --------------

Earnings Before Income Taxes                          22,975              17,001

      Income taxes                                     8,000               5,800
                                              --------------      --------------

Net Earnings                                        $ 14,975            $ 11,201
                                              ==============      ==============

Basic Net Earnings Per Common Share                 $    .73            $    .56
                                              ==============      ==============
Diluted Net Earnings Per Common Share               $    .72            $    .54
                                              ==============      ==============


                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                 (In thousands)

                                               March 31, 2000     Dec. 31, 1999
                                               --------------     -------------
                ASSETS

Current Assets:
      Cash and cash equivalents                      $  2,834          $  6,588
      Accounts receivable, less allowances
        of $4,700 and $4,400                           88,011            79,696
      Inventories                                      41,640            37,702
      Deferred income taxes                            12,096            12,357
      Other current assets                              1,506             1,646
                                                -------------      ------------
           Total current assets                       146,087           137,989

Property, Plant and Equipment:
      Cost                                            184,764           182,156
      Accumulated depreciation                        (99,068)          (95,663)
                                                -------------      ------------
                                                       85,696            86,493

Other Assets                                           10,881            11,551
                                                -------------      ------------

                                                     $242,664          $236,033
                                                =============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                         $ 12,362          $ 14,640
      Current portion of long-term debt                 1,215             1,215
      Trade accounts payable                           15,379            13,500
      Salaries, wages & commissions                     9,424            12,832
      Accrued insurance liabilities                    11,387            10,332
      Income taxes payable                              9,035             2,323
      Other current liabilities                        20,812            23,421
                                                -------------      ------------
           Total current liabilities                   79,614            78,263

Long-term Debt, less current portion                   68,430            65,695

Retirement Benefits and Deferred Compensation          28,941            29,135

Shareholders' Equity:
      Common stock                                     20,293            20,416
      Additional paid-in capital                       37,234            31,755
      Retained earnings                                 7,374             9,279
      Other, net                                          778             1,490
                                                -------------      ------------
                Total shareholders' equity             65,679            62,940
                                                -------------      ------------

                                                     $242,664          $236,033
                                                =============      ============

                      See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Thirteen Weeks
                                                 ------------------------------
                                                 March 31, 2000  March 26, 1999
                                                 --------------   -------------
                                                          (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                                            $14,975         $11,201
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation and amortization                   4,005           3,773
          Deferred income taxes                             127             (69)
          Change in:
               Accounts receivable                       (9,733)         (2,204)
               Inventories                               (4,255)           (731)
               Trade accounts payable                     1,941             471
               Salaries, wages and commissions           (3,283)         (4,396)
               Retirement benefits and deferred
                 Compensation                               124             380
               Other accrued liabilities                  5,267           3,573
               Other                                       (356)            183
                                                  -------------    ------------
                                                          8,812          12,181
                                                  -------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Property, plant and equipment additions             (2,968)         (2,015)
     Proceeds from sale of property, plant
          and equipment                                      58             220
                                                  -------------    ------------
                                                         (2,910)         (1,795)
                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings on notes payable and
          lines of credit                                47,979          38,992
     Payments on notes payable and lines
          of credit                                     (49,939)        (42,397)
     Borrowings on long-term debt                        20,000           2,000
     Payments on long-term debt                         (17,265)        (10,632)
     Common stock issued                                  6,632           3,579
     Retirement of common stock                         (15,300)              -
     Cash dividends paid                                 (2,862)         (2,212)
                                                  -------------    ------------
                                                        (10,755)        (10,670)
                                                  -------------    ------------

Effect of exchange rate changes on cash                   1,099             933
                                                  -------------    ------------

Net increase (decrease) in cash and cash                 (3,754)            649
equivalents

Cash and cash equivalents:

     Beginning of year                                    6,588           3,555
                                                  -------------    ------------

     End of Period                                      $ 2,834         $ 4,204
                                                  =============    ============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 31, 2000, and the related statements of earnings and cash flows for the thirteen weeks then ended, have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 31, 2000, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                Mar. 31, 2000     Dec. 31, 1999
                                                -------------     -------------
      Finished products and components                $32,327           $25,748
      Products and components in various
         stages of completion                          22,368            23,560
      Raw materials                                    20,844            21,961
                                                 ------------     -------------
                                                       75,539            71,269
      Reduction to LIFO cost                          (33,899)          (33,567)
                                                 ------------     -------------
                                                      $41,640           $37,702
                                                 ============     =============

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. Assets of the Company are not tracked along reportable segment lines. Sales and operating profit by segment for the thirteen weeks ended March 31, 2000 and March 26, 1999 are as follows (in thousands):


                                                  Mar. 31, 2000    Mar. 26,1999
                                                  -------------    ------------


      Net Sales

      Industrial/Automotive                            $ 55,989        $ 50,748
      Contractor                                         53,587          41,694
      Lubrication                                        10,651          10,799
                                                  -------------    ------------

      Total                                            $120,227        $103,241
                                                  =============    ============

      Operating Profit

      Industrial/Automotive                            $ 12,507        $  9,745
      Contractor                                         10,486           8,899
      Lubrication                                         2,316           2,288
      Unallocated Corporate expenses                       (662)         (1,658)
                                                  -------------    ------------

      Consolidated Operating Profit                    $ 24,647        $ 19,274
                                                  =============    ============


4. There have been no changes to the components of comprehensive income from those noted on the 1999 Form 10K.

5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company in fiscal year 2001. SFAS No. 133 requires that all derivatives are recognized in the financial statements as either assets or liabilities measured at fair value and also specifies new methods of accounting for hedging transactions. The Company has not yet determined the impact of FAS 133, if any.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Graco's net earnings of $15.0 million for the quarter ended March 31, 2000 increased 34 percent from first quarter 1999 earnings of $11.2 million. Diluted earnings per share of $0.72 for the quarter were up 33 percent over diluted earnings per share of $0.54 in the first quarter of 1999. The quarterly performance was driven by strong sales and gross profit growth partially offset by increased expenses.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                               Three Months
                                                             (13 weeks) Ended
                                                           --------------------
                                                              March       March
                                                           31, 2000    26, 1999
                                                           --------    --------

Net Sales                                                     100.0%      100.0%
Cost of products sold                                          48.3        48.8
Product development                                             4.2         4.6
Selling, marketing and distribution                            19.8        18.7
General and administrative                                      7.2         9.2
                                                           --------    --------
Operating Profit                                               20.5        18.7
                                                           --------    --------
Interest expense                                                1.0         2.0
                                                           --------    --------
Other (income) expense, net                                     0.4         0.3
                                                           --------    --------
Earnings Before Income Taxes                                   19.1        16.4
Income taxes                                                    6.6         5.6
                                                           --------    --------
Net Earnings                                                   12.5%       10.8%
                                                           ========    ========

Net Sales

Net sales in the first quarter of $120.2 million were up 16 percent from the first quarter of 1999. Industrial/Automotive Equipment segment sales were up 10 percent, as sales improved across all Industrial product groups in North America. Sales for the quarter include $3 million of products from the acquisition of Bollhoff Verfahrenstechnik in May of 1999. First quarter Contractor Equipment segment sales were 29 percent higher than last year due to new product releases and strong demand in North America. Graco introduced its new Magnum sprayers in the first quarter of 2000. These units are being sold primarily in the home center channel but are available to customers in the other sales channels. The initial stocking of approximately 65% of The Home Depot locations contributed to the sales increase in the quarter. Lubrication Equipment segment sales decreased 1 percent from the first quarter 1999 to $10.7 million as slightly improved sales in the Americas were offset by lower demand in Europe and in Asia Pacific.

Geographically, sales in the Americas increased 18 percent to $88.7 million for the quarter due to strong Contractor and Industrial/Automotive sales. European quarterly sales of $21.3 million were 11 percent higher than last year; translating at consistent exchange rates, sales would have been up 24%. Asia Pacific sales of $10.2 million were 10 percent higher than last year's first quarter as sales improved throughout the region, excluding Japan.

Gross Profit

Gross profit as a percentage of net sales improved to 51.7 percent in the first quarter, up 0.5 percentage points from the same period last year. The increase was due primarily to higher production levels, improved manufacturing efficiencies and enhanced pricing. The strengthening of the US dollar has decreased gross margins as a greater proportion of the Company's sales are denominated in currencies other than the US dollar than are cost of goods sold.

Operating Expenses

First quarter operating expenses of $37.5 million increased 12 percent from the first quarter of 1999. Selling, marketing and distribution expenses were up 23 percent and included increased spending related to the introduction of new products in the first quarter of 2000. General and administrative expenses were down 9 percent due in part to reduced information system spending. Product development spending was substantial at $5.0 million and $4.8 in the first quarters of 2000 and 1999.

Other Income (Expense)

Other expense was $0.4 million and $0.3 million in the first quarter of 2000 and 1999.

Income Taxes

The effective tax rate increased to 35 percent in the first quarter compared to 34 percent for the same period last year.

Liquidity and Capital Resources
-------------------------------

The Company generated $8.8 million of cash flow from operating activities in the first three months of 2000, compared to $12.2 million for the same period last year. Significant uses of operating cash flow in 2000 included the increase of accounts receivable and inventory in support of higher sales. Cash flow from operations combined with the proceeds of common stock issuances upon the exercise of employee stock options, were used to repurchase 473,400 common shares for $15.3 million. The Company had unused lines of credit available at March 31, 2000 totaling $78 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook

While the Company is off to a good start in 2000, we remain uncertain about the global industrial growth for 2000. However, we continue to plan for higher sales and earnings per share growth for fiscal 2000.


SAFE HARBOR CAUTIONARY STATEMENT

The information in this 10-Q contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 1999.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

             Restated Bylaws as amended February 25,2000.              Exhibit 3

             2000 Corporate and Business Unit Annual
                Bonuses Plan                                          Exhibit 10

             Stock Option Agreement. Form of agreement              Exhibit 10.1
                under the Long Term Stock Incentive Plan dated
                December 12, 1997.

             Stock Option Agreement. Form of agreement used for     Exhibit 10.2
                award of non-incentive stock options to one executive officer dated February 9, 2000.

             Stock Option Agreement. Form of agreement used for     Exhibit 10.3
                award of non-incentive stock options to one executive officer dated February 24, 2000.

             Computation of Net Earnings per Common Share             Exhibit 11

             Financial Data Schedule (EDGAR filing only)              Exhibit 27


        (b)  Reports on Form 8-K

             Rights Agreement dated February 25, 2000 between                  4
                the Exhibit Company and Norwest Bank Minnesota,
                National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A
                Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K dated February 25, 2000.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GRACO INC.

Date:  04/27/2000                            By: /s/George Aristides
                                                 -------------------------------
                                                 George Aristides
                                                 Chief Executive Officer





Date:  04/27/2000                            By: /s/James A. Graner
                                                 -------------------------------
                                                 James A. Graner
                                                 Vice President & Controller
                                                 ("duly authorized officer")