Form 10-Q
period 2000-06-30
GRACO INC
filed 2000-08-11
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 30, 2000

Commission File Number:  001-9249
                         --------


                                   GRACO INC.

             (Exact name of Registrant as specified in its charter)



      Minnesota                                         41-0285640
---------------------                    ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


     4050 Olson Memorial Highway
      Golden Valley, Minnesota                                           55422
----------------------------------------                              ----------
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

         20,212,321 common shares were outstanding as of July 31, 2000.

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


         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                     Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                     --------------------            ----------------------
                                               June 30, 2000   June 25, 1999     June 30, 2000   June 25,1999
                                               -------------   -------------     -------------   ------------
                                                            (In thousands except per share amounts)

Net Sales                                           $130,168        $114,703          $250,395       $217,944

      Cost of products sold                           64,066          55,084           122,164        105,468
                                               -------------    ------------     -------------   ------------

Gross Profit                                          66,102          59,619           128,231        112,476

      Product development                              4,896           4,771             9,920          9,525
      Selling, marketing and distribution             22,360          18,935            46,174         38,240
      General and administrative                       8,810           9,606            17,454         19,130
                                               -------------    ------------     -------------   ------------

Operating Profit                                      30,036          26,307            54,683         45,581

      Interest expense                                 1,302           1,858             2,537          3,811
      Other (income) expense, net                        803          (2,712)            1,240         (2,392)
                                               -------------    ------------     -------------   ------------

Earnings Before Income Taxes                          27,931          27,161            50,906         44,162

      Income taxes                                     9,600           9,200            17,600         15,000
                                               -------------    ------------     -------------    -----------

Net Earnings                                        $ 18,331        $ 17,961          $ 33,306       $ 29,162
                                               =============    ============     =============    ===========

Basic Net Earnings
      Per Common Share                              $    .91        $    .89          $   1.64       $   1.45
                                               =============    ============     ========+====    ===========

Diluted Net Earnings
      Per Common Share                              $    .89        $    .86          $   1.61       $   1.41
                                               =============    ============     ========+====    ===========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                   (Unaudited)

                                               June 30, 2000      Dec. 31, 1999
                                               -------------      -------------
ASSETS

Current Assets:
      Cash and cash equivalents                     $  4,367           $  6,588
      Accounts receivable, less allowances
        of $4,500 and $4,400                          85,450             79,696
      Inventories                                     36,712             37,702
      Deferred income taxes                           12,264             12,357
      Other current assets                             1,814              1,646
                                               -------------      -------------
           Total current assets                      140,607            137,989

Property, Plant and Equipment:
      Cost                                           187,548            182,156
      Accumulated depreciation                      (102,496)           (95,663)
                                               -------------      -------------
                                                      85,052             86,493

Other Assets                                          10,442             11,551
                                               -------------      -------------

                                                    $236,101           $236,033
                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                        $ 12,965           $ 14,640
      Current portion of long-term debt                  810              1,215
      Trade accounts payable                          11,252             13,500
      Salaries, wages & commissions                   11,164             12,832
      Accrued insurance liabilities                   11,419             10,332
      Income taxes payable                             2,577              2,323
      Other current liabilities                       22,731             23,421
                                               -------------      -------------
           Total current liabilities                  72,918             78,263

Long-term Debt, less current portion                  58,474             65,695

Retirement Benefits and Deferred
   Compensation                                       26,838             29,135

Shareholders' Equity:
      Common stock                                    20,210             20,416
      Additional paid-in capital                      37,350             31,755
      Retained earnings                               19,505              9,279
      Other, net                                         806              1,490
                                               -------------      -------------
           Total shareholders' equity                 77,871             62,940
                                               -------------      -------------

                                                    $236,101           $236,033
                                               =============      =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Twenty-six Weeks
                                                 June 30, 2000    June 25, 1999
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   (In thousands)

Net Earnings                                          $ 33,306          $29,162
     Adjustments to reconcile net earnings to
     Net cash provided by operating activities:
          Depreciation and amortization                  7,996            7,615
          Deferred income taxes                            (23)             123
          (Gain) loss on sale of fixed assets              116           (3,209)
          Change in:
               Accounts receivable                      (7,014)              (2)
               Inventories                                 697            4,041
               Trade accounts payable                   (2,197)            (997)
               Salaries, wages and commissions          (1,538)          (1,940)
               Retirement benefits and deferred
                 Compensation                           (2,035)            (546)
               Other accrued liabilities                   674           (2,288)
               Other                                      (667)             139
                                                 -------------    -------------
                                                        29,315           32,098
                                                 -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Property, plant and equipment additions            (5,932)          (3,844)
     Proceeds from sale of property, plant
          and equipment                                     78            9,473
     Acquisition of business                                 -          (18,389)
                                                 -------------    -------------
                                                        (5,854)         (12,760)
                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings on notes payable and lines of
         credit                                         99,026           58,688
     Payments on notes payable and lines of credit    (100,496)         (67,382)
     Borrowings on long-term debt                       34,090           25,082
     Payments on long-term debt                        (41,715)         (34,988)
     Common stock issued                                 6,949            3,933
     Retirement of common stock                        (18,966)               -
     Cash dividends paid                                (5,703)          (4,445)
                                                 -------------    -------------
                                                       (26,815)         (19,112)
                                                 -------------    -------------

Effect of exchange rate changes on cash                  1,133            1,794
                                                 -------------    -------------

Net increase (decrease) in cash and cash                (2,221)           2,020
equivalents

Cash and cash equivalents:

     Beginning of year                                   6,588            3,555
                                                 -------------    -------------

     End of Period                                    $  4,367          $ 5,575
                                                 =============    =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 30, 2000, and the related statements of earnings for the thirteen and twenty-six weeks ended June 30, 2000 and June 25, 1999, and cash flows for the twenty-six weeks ended June 30, 2000 and June 25, 1999 have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 30, 2000, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                June 30, 2000     Dec. 31, 1999
                                                -------------     -------------
      Finished products and components                $30,267           $25,748
      Products and components in various
         stages of completion                          21,037            23,560
      Raw materials and purchased components           19,475            21,961
                                                -------------     -------------
                                                       70,779            71,269
      Reduction to LIFO cost                          (34,067)          (33,567)
                                                -------------     -------------
                                                      $36,712           $37,702
                                                =============     =============

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. Assets of the Company are not tracked along reportable segment lines. Sales and operating profit by segment for the thirteen and twenty-six weeks ended June 30, 2000 and June 25, 1999 were as follows (in thousands):

                                 Thirteen Weeks Ended        Twenty-six Weeks Ended
                              --------------------------  ---------------------------
                              June 30,2000  June 25,1999  June 30, 2000  June 25,1999
                              ------------  ------------  -------------  ------------

      Net Sales

      Industrial/Automotive      $ 54,692      $ 53,948       $110,681      $104,695
      Contractor                   64,767        49,719        118,354        91,414
      Lubrication                  10,709        11,036         21,360        21,835
                              -----------   -----------   ------------   -----------

      Total                      $130,168      $114,703       $250,395      $217,944
                              ===========   ===========   ============   ===========

      Operating Profit

      Industrial/Automotive      $ 13,760      $ 12,942       $ 26,267      $ 22,687
      Contractor                   14,966        13,144         25,452        22,044
      Lubrication                   2,409         2,676          4,725         4,964
      Unallocated Corporate
         expenses                  (1,099)       (2,455)        (1,761)       (4,114)
                              -----------  ------------  -------------  ------------
      Consolidated
         Operating Profit        $ 30,036      $ 26,307       $ 54,683      $ 45,581
                              ===========  ============  =============  ============


4. There have been no changes to the components of comprehensive income from those noted on the 1999 Form 10K.

5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company in fiscal year 2001. The statement, as amended by SFAS No. 138 issued June 2000, requires that all derivatives be recognized in the financial statements as either assets or liabilities measured at fair value, and also specifies new methods of accounting for hedging transactions. The Company has not yet determined the impact of SFAS 133 and 138, if any.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net earnings of $18.3 million ($.89 per diluted share) for the quarter ended June 30, 2000 increased 2 percent from second quarter 1999 earnings of $18.0 million ($.86 per diluted share). Earnings in the second quarter of 1999 included non-recurring after-tax gains of $2.1 million ($.10 per diluted share) from the sale of the Company's Plymouth, Michigan and Los Angeles facilities. Year to date net earnings increased to $33.3 million, a 14 percent increase over the same period last year. Strong sales continued to drive improvements in quarterly and year to date net earnings.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                               Three Months                        Six Months
                                             (13 weeks) Ended                    (26 weeks) Ended
                                       -----------------------------      -----------------------------
                                       June 30, 2000   June 25, 1999      June 30, 2000   June 25, 1999
                                       -------------   -------------      -------------   -------------

Net Sales                                      100.0%          100.0%             100.0%          100.0%

Cost of products sold                           49.2            48.0               48.8            48.4

Product development                              3.7             4.2                4.0             4.4

Selling, marketing and distribution             17.2            16.5               18.4            17.5

General and administrative                       6.8             8.4                7.0             8.8
                                       -------------   -------------      -------------   -------------
Operating Profit                                23.1            22.9               21.8            20.9
                                       -------------   -------------      -------------   -------------
Interest expense                                 1.0             1.6                1.0             1.7
                                       -------------   -------------      -------------   -------------
Other (income) expense, net                      0.6            (2.4)               0.5            (1.1)
                                       -------------   -------------      -------------   -------------
Earnings Before Income Taxes                    21.5            23.7               20.3            20.3

Income taxes                                     7.4             8.0                7.0             6.9
                                       -------------   -------------      -------------   -------------
Net Earnings                                    14.1%           15.7%              13.3%           13.4%
                                       =============   =============      =============   =============


Net Sales
---------

Net sales of $130.2 million in the second quarter were up 13 percent from the second quarter of 1999. Year to date sales of $250.4 million increased 15 percent over the prior year. Contractor Equipment segment sales accounted for most of the sales improvement, increasing 30 percent over seond quarter last year and 29 percent year to date due to new product releases and an additional sales channel in North America. Graco introduced its new Magnum sprayers in the first quarter of 2000. These units are being sold primarily in the recently established home center sales channel within the Contractor Equipment segment, but are available to customers in other channels. Industrial/Automotive segment sales increased 1 percent from second quarter 1999 and increased 6 percent over 1999 year to date. Lubrication Equipment segment sales decreased 3 percent for the quarter and 2 percent year to date.

Geographically, sales in the Americas increased 19 percent in both the quarter and six month periods due to strong Contractor sales. Sales of $20.9 million for the quarter in Europe were flat compared to last year but would have increased 12 percent if translated at consistent exchange rates. Compared to prior year to date, European sales increased 5 percent; 17 percent translated at consistent exchange rates. Asia Pacific quarterly sales of $12.5 million were also flat compared to last year and would have decreased 5 percent if translated at consistent exchange rates. For the six month period, Asia Pacific sales increased by 4 percent, but decreased 1 percent when translated at consistent exchange rates.

Gross Profit
------------

Gross profit as a percentage of quarterly net sales dropped to 50.8 percent from
52.0 percent.  For the six month period,  gross profit  percentage  decreased to
51.2 percent from 51.6 percent. The decrease was due to product mix and the negative impact of changes in exchange rates. The decrease was partially offset by the effects of improved manufacturing efficiencies resulting from higher production and sales levels.

Operating Expenses
------------------

Operating expenses of $36.1 million for the quarter and $73.5 million for the six month period increased 8 percent and 10 percent respectively from the same periods of 1999. Selling, marketing and distribution expenses were up 18 percent quarterly, 21 percent year to date, and included increased spending related to the introduction of new products in the home center channel in the first half of 2000. General and administrative expenses were down 8 percent for the quarter and 9 percent for the six month period primarily due to reduced information system spending. Product development spending increased 3 percent to $4.9 million for the quarter and 4 percent to $9.9 million year to date.

Other Income (Expense)
----------------------

Other expense for the second quarter was $0.8 million compared to $2.7 million of income in the same period of 1999. Other income in the second quarter of 1999 included $3.2 million of gains on sales of real estate.

Liquidity and Capital Resources
-------------------------------

The Company generated $29 million of cash flow from operating activities in the first six months of 2000, and generated $32 million for the same period last year. In 2000, the Company utilized cash flow to repurchase common shares for $19 million and made net payments of $9 million on short and long term borrowings.

The Company's Board of Directors has approved a proposal to expand manufacturing facilities in Minneapolis. Also, the Company's corporate headquarters building in Golden Valley, Minnesota is for sale, as headquarters personnel are being moved into other Company owned office space in Minneapolis and Rogers, Minnesota.

The Company had unused lines of credit available at June 30, 2000 totaling $82 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook
-------

While the Company's business was strong in the first half of 2000, management remains cautious about the impact of global economies, and believes it prudent to plan for a slowing in North America in the second half of the year. Notwithstanding this cautious outlook, management is optimistic about achieving improved sales and earnings performance versus last year.



SAFE HARBOR CAUTIONARY STATEMENT
--------------------------------

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

                                             GRACO INC.

Date: August 3, 2000                         By: /s/George Aristides
      --------------                             -----------------------
                                                 George Aristides
                                                 Chief Executive Officer





Date: August 3, 2000                      By:    /s/James A. Graner
      --------------                             -----------------------
                                                 James A. Graner
                                                 Vice President & Controller
                                                 ("duly authorized officer")