Form 10-Q
period 2000-09-29
GRACO INC
filed 2000-11-02
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 29, 2000

Commission File Number:  001-9249
                         --------


                                   GRACO INC.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      Minnesota                                         41-0285640
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


       88 - 11th Avenue N.E.
      Minneapolis, Minnesota                                             55413
----------------------------------------                              ----------
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


                                    Yes     X         No
                                         ------           -------

        20,215,088 common shares were outstanding as of October 27, 2000.

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


         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27

                                     PART I

                           GRACO INC. AND SUBSIDIARIES
Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                                                 Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                 --------------------         -----------------------
                                          Sep 29, 2000   Sep 24, 1999      Sep 29, 2000   Sep 24,1999
                                          ------------   ------------      ------------   -----------
                                                   (In thousands except per share amounts)

Net Sales                                     $120,800       $110,076          $371,195      $328,020

      Cost of products sold                     57,851         52,566           180,015       158,034
                                          ------------   ------------      ------------   -----------

Gross Profit                                    62,949         57,510           191,180       169,986

      Product development                        5,324          4,845            15,244        14,370
      Selling, marketing and distribution       20,569         19,049            66,743        57,289
      General and administrative                 8,531          9,599            25,985        28,729
                                          ------------   ------------      ------------   -----------

Operating Profit                                28,525         24,017            83,208        69,598

      Interest expense                             985          1,661             3,522         5,472
      Other (income) expense, net                  267           (187)            1,507        (2,579)
                                          ------------   ------------      ------------   -----------

Earnings Before Income Taxes                    27,273         22,543            78,179        66,705

      Income taxes                               9,200          7,500            26,800        22,500
                                          ------------   ------------      ------------   -----------

Net Earnings                                  $ 18,073       $ 15,043          $ 51,379      $ 44,205
                                          ============   ============      ============   ===========

Basic Net Earnings
    Per Common Share                          $    .89       $    .74          $   2.53      $   2.19
                                          ============   ============      ============   ===========

Diluted Net Earnings
    Per Common Share                          $    .88       $    .72          $   2.49      $   2.12
                                          ============   ============      ============   ===========




                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   (Unaudited)

                                                  Sep 29, 2000     Dec 31, 1999
                                                  ------------     ------------
ASSETS

Current Assets:
      Cash and cash equivalents                       $  2,163         $  6,588
      Accounts receivable, less allowances
        of $4,600 and $4,400                            82,909           79,696
      Inventories                                       33,838           37,702
      Deferred income taxes                             11,705           12,357
      Other current assets                               1,540            1,646
                                                  ------------     ------------
           Total current assets                        132,155          137,989

Property, Plant and Equipment:
      Cost                                             190,770          182,156
      Accumulated depreciation                        (105,823)         (95,663)
                                                  ------------     ------------
                                                        84,947           86,493

Other Assets                                            11,051           11,551
                                                  ------------     ------------

                                                      $228,153         $236,033
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable to banks                          $ 12,034         $ 14,640
      Current portion of long-term debt                    810            1,215
      Trade accounts payable                            12,447           13,500
      Salaries, wages and commissions                   13,381           12,832
      Accrued insurance liabilities                     11,501           10,332
      Income taxes payable                               7,541            2,323
      Other current liabilities                         22,183           23,421
                                                  ------------     ------------
           Total current liabilities                    79,897           78,263

Long-term Debt, Less Current Portion                    29,519           65,695

Retirement Benefits and Deferred
   Compensation                                         26,672           29,135

Shareholders' Equity:
      Common stock                                      20,212           20,416
      Additional paid-in capital                        37,427           31,755
      Retained earnings                                 34,746            9,279
      Other, net                                          (320)           1,490
                                                  ------------     ------------
           Total shareholders' equity                   92,065           62,940
                                                  ------------     ------------

                                                      $228,153         $236,033
                                                  ============     ============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Thirty-nine Weeks Ended
                                                  Sep 29, 2000     Sep 24, 1999
                                                  ------------     ------------
Cash Flows From Operating Activities:                    (In thousands)
Net Earnings                                           $51,379          $44,205
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and amortization                  11,927           11,451
         Deferred income taxes                             200              (88)
         (Gain) loss on sale of property, plant            131           (3,147)
             and equipment
         Change in:
             Accounts receivable                        (5,903)           2,534
             Inventories                                 3,220            4,910
             Trade accounts payable                       (957)          (1,554)
             Salaries, wages and commissions               862             (656)
             Retirement benefits and deferred
                compensation                            (3,240)            (715)
             Other accrued liabilities                   5,446              689
             Other                                      (1,047)             300
                                                  ------------     ------------
                                                        62,018           57,929
                                                  ------------     ------------

Cash Flows From Investing Activities:
     Property, plant and equipment additions            (9,391)          (5,947)
     Proceeds from sale of property, plant
         and equipment                                     162            9,523
     Acquisition of business                                 -          (18,389)
                                                  ------------     ------------
                                                        (9,229)         (14,813)
                                                  ------------     ------------

Cash Flows From Financing Activities:
     Borrowings on notes payable and lines of
         credit                                        149,264           90,243
     Payments on notes payable and lines of
         credit                                       (151,644)        (100,585)
     Borrowings on long-term debt                       36,135           25,001
     Payments on long-term debt                        (72,715)         (56,821)
     Common stock issued                                 7,028            6,125
     Retirement of common stock                        (18,966)          (3,468)
     Cash dividends paid                                (8,532)          (6,682)
                                                  ------------     ------------
                                                       (59,430)         (46,187)
                                                  ------------     ------------

Effect of exchange rate changes on cash                  2,216            1,598
                                                  ------------     ------------

Net increase (decrease) in cash and cash
   equivalents                                          (4,425)          (1,473)
Cash and cash equivalents:
     Beginning of year                                   6,588            3,555
                                                  ------------     ------------
     End of period                                  $    2,163       $    2,082
                                                  ============     ============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 29, 2000, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 29, 2000 and September 24, 1999, and cash flows for the thirty-nine weeks ended
      September 29, 2000 and September 24, 1999 have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 29, 2000, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                 Sep 29, 2000      Dec 31, 1999
                                                 ------------      ------------
      Finished products and components                $28,714           $25,748
      Products and components in various
         stages of completion                          19,677            23,560
      Raw materials and purchased components           19,719            21,961
                                                 ------------      ------------
                                                       68,110            71,269
      Reduction to LIFO cost                          (34,272)          (33,567)
                                                 ------------      ------------
                                                      $33,838           $37,702
                                                 ============      ============

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. Assets of the Company are not tracked along reportable segment lines. Sales and operating profit by segment for the thirteen and thirty-nine weeks ended September 29, 2000 and September 24, 1999 were as follows (in thousands):

                                  Thirteen Weeks Ended          Thirty-nine Weeks Ended
                              ---------------------------     ---------------------------
                              Sep 29, 2000   Sep 24, 1999     Sep 29, 2000   Sep 24, 1999
                              ------------   ------------     ------------   ------------
      Net Sales

      Industrial/Automotive       $ 56,059       $ 56,982         $166,740       $161,677
      Contractor                    54,346         42,988          172,700        134,402
      Lubrication                   10,395         10,106           31,755         31,941
                              ------------   ------------     ------------   ------------

      Total                       $120,800       $110,076         $371,195       $328,020
                              ============   ============     ============   ============

      Operating Profit

      Industrial/Automotive       $ 14,484       $ 11,846         $ 40,751       $ 34,533
      Contractor                    12,857         11,038           38,309         33,081
      Lubrication                    2,437          2,326            7,162          7,291
      Unallocated corporate
         expenses                   (1,253)        (1,193)          (3,014)        (5,307)
                              ------------   ------------     ------------   ------------
      Consolidated
         Operating Profit         $ 28,525       $ 24,017         $  83,208      $ 69,598
                              ============   ============     ============   ============


4. There have been no changes to the components of comprehensive income from those noted on the 1999 Form 10K. Total comprehensive income in 2000 was $16.9 million in the third quarter and $49.6 million year-to-date. In 1999, comprehensive income was $15.2 million for the third quarter and $44.4 million for the nine-month period.

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

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Strong  sales,  steady  gross  profit  margin  rates and  reduced  expenses  (as percentage of sales) continued to drive improvements in quarterly and year-to-date net earnings. Sales of new products accounted for most of the sales increase. For the quarter, sales increased 10 percent over the prior year while gross profit margin rates remained steady and operating expenses increased 3 percent. Year-to-date, sales were up 13 percent, gross profit margin rate was slightly lower and operating expenses increased 8 percent. Earnings in the year-to-date period of 1999 included non-recurring after-tax gains of $2.1 million ($.10 per diluted share) from the sale of the Company's Plymouth, Michigan and Los Angeles facilities.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:


                                           Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                        ---------------------------    -------------------------
                                        Sep 29, 2000   Sep 24, 1999    Sep 29, 2000  Sep 24,1999
                                        ------------   ------------    ------------  -----------
Net Sales                                  100.0%         100.0%          100.0%        100.0%
Cost of products sold                       47.9           47.8            48.5          48.2
Product development                          4.4            4.4             4.1           4.4
Selling, marketing and distribution         17.0           17.3            18.0          17.5
General and administrative                   7.1            8.7             7.0           8.7
                                        ------------   ------------    ------------  -----------
Operating Profit                            23.6           21.8            22.4          21.2
                                        ------------   ------------    ------------  -----------
Interest expense                             0.8            1.5             1.0           1.7
                                        ------------   ------------    ------------  -----------
Other (income) expense, net                  0.2           (0.2)            0.4          (0.8)
                                        ------------   ------------    ------------  -----------
Earnings Before Income Taxes                22.6           20.5            21.0          20.3
Income taxes                                 7.6            6.8             7.2           6.9
                                        ------------   ------------    ------------  -----------
Net Earnings                                15.0%          13.7%           13.8%         13.4%
                                        ============   ============    ============  ===========

Net Sales

Net sales of $120.8 million were 10 percent higher than third quarter 1999 sales. Year-to-date sales of $371.2 million increased 13 percent over the prior year. Most of the increase came from the Contractor Equipment segment, which increased 26 percent over third quarter last year and 28 percent year-to-date due to new product releases and an additional sales channel in North America. The Company introduced its new Magnum sprayers in the first quarter of 2000. These units are being sold primarily in the recently established home center sales channel within the Contractor Equipment segment, but are available to customers in other channels. Industrial/Automotive segment sales decreased 2 percent from third quarter 1999 and increased 3 percent over 1999 year-to-date. Lubrication Equipment segment sales were relatively level between quarters and year-to-date.

Sales in all segments were adversely affected by the strengthening dollar in Europe. Sales of $20.9 million for the quarter in Europe were down 13 percent compared to last year but would have been level if translated at consistent exchange rates. Compared to prior year-to-date, European sales decreased 1 percent, but would have increased 10 percent if translated at consistent exchange rates. The effects of exchange rates were favorable in Asia Pacific, but not enough to offset the adverse impact in Europe. Asia Pacific quarterly sales of $12.0 million were 7 percent higher compared to last year and would have increased 3 percent if translated at consistent exchange rates. For the nine-month period, Asia Pacific sales increased by 5 percent but would have been level if translated at consistent exchange rates.

Gross Profit

Gross profit as a percentage of net sales was relatively steady for both the quarter and the nine-month periods. Decreases in gross profit margin rate due to product mix and the negative impact of changes in exchange rates were offset by the effects of manufacturing efficiencies resulting from higher production to meet increased sales demand.

Operating Expenses

Selling, marketing and distribution expenses were up 8 percent in the quarter and 17 percent year-to-date, and include increased spending related to the introduction of new products in the home center channel. General and administrative expenses were down 11 percent for the quarter and 10 percent for the nine-month period primarily due to reduced information system spending. Product development expense increased 10 percent between quarters and 6 percent year-to-date, and remained steady as a percentage of sales. The Company continues to make substantial investments in product development to drive future revenue growth.

Interest Expense and Other Income (Expense)

Interest expense continues to decrease due to reduced debt levels. Other expense for the nine-month period was $1.5 million compared to $2.6 million of income in the same period of 1999. Other income in 1999 included $3.2 million of gains on sales of real estate.

Liquidity and Capital Resources
-------------------------------

The Company generated $62 million of cash flow from operating activities in the first nine months of 2000, and generated $58 million for the same period last year. In 2000, the Company utilized cash flow to repurchase common shares for $19 million and made net payments of $39 million on short and long-term borrowings.

The Company is constructing expanded manufacturing and office facilities in Minneapolis. Also, the Company's former corporate headquarters building in Golden Valley, Minnesota is for sale, as personnel have moved into other Company-owned office space in Minneapolis and Rogers, Minnesota.

The Company had unused lines of credit available at September 29, 2000 totaling $82 million. The available credit facilities and internally generated funds provide the Company with financial flexibility to meet liquidity needs.

Outlook

While the Company's business was strong in the first three quarters of 2000, management remains cautious about the direction of global economies, and believes it prudent to plan for a slowing in North America. Notwithstanding this cautious outlook, management is optimistic about completing 2000 with continued improved sales and earnings performance versus last year.


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





                                             GRACO INC.


Date:  October 30, 2000                   By: /s/George Aristides
                                              ----------------------------------
                                              George Aristides
                                              Chief Executive Officer





Date:  October 30, 2000                   By: /s/James A. Graner
                                              ----------------------------------
                                              James A. Graner
                                              Vice President & Controller
                                              ("duly authorized officer")