Form 10-K
period 2000-12-29
GRACO INC
filed 2001-03-16
CIK 42888

================================================================================

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the fiscal year ended December 29,2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Exchange Act of 1934 for the transition period from            to          .
                                                        ----------    ---------

                          Commission File No. 001-9249

                                   Graco Inc.
             (Exact name of Registrant as specified in its charter)

Minnesota                                                             41-0285640
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                           88 - 11th Avenue Northeast
                              Minneapolis, MN 55413
               (Address of principal executive offices) (Zip Code)

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

As of March 5, 2001, 30,747,876 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The  aggregate  market  value  of  approximately   27,025,728   shares  held  by
non-affiliates of the registrant was approximately $727 million on March 5, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 2001, are incorporated by reference into Part III, as specifically set forth in said Part III.
================================================================================

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


Part II
  Item 5   Market for the Company's Common Stock
              and Related Stockholder Matters..................................8
  Item 6   Selected Financial Data.............................................9
  Item 7   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations...................................................10
  Item 8   Financial Statements and Supplementary Data........................14
  Item 9   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure ........................30


Part III
 Item 10   Directors and Executive Officers of the Company....................30
 Item 11   Executive Compensation.............................................30
 Item 12   Security Ownership of Certain Beneficial Owners and Management.....30
 Item 13   Certain Relationships and Related Transactions.....................30


Part IV
 Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K....30

Signatures ...................................................................32



      NOTE: Certain exhibits listed in the Index to Exhibits beginning on page 33, and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained upon written request directed to:
                                    Treasurer
                                   Graco Inc.
                                  P.O. Box 1441
                             Minneapolis, Minnesota
                                   55440-1441

Part I

Item 1. Business

General Information

Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in both industrial and commercial settings. The Company helps customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment and became a public company in 1969.

Based in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, process, construction and maintenance industries. It designs, manufactures and markets systems, products and technology to move, measure, control, dispense and spray a wide variety of fluids and viscous materials.

Among Graco's strategic objectives is that of being the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve this goal, Graco has organized its manufacturing operations around product- focused factories which contain product-based cells. Other strategic objectives include generating 30 percent of each year's sales from products introduced in the last three years, generating at least 5 percent of each year's sales from sales in markets entered in the last three years, expanding its distribution network outside North America and active pursuit of focused acquisitions.

Operating Segment Information

Graco's  businesses are classified by management into three operating  segments:
(1) Industrial/Automotive Equipment, (2) Contractor Equipment, and (3) Lubrication Equipment. Financial information concerning these operating segments is set forth in Part II, Item 7, at page 10, and in Note B to the Consolidated Financial Statements.

Industrial/Automotive Equipment

Graco's Industrial/Automotive Equipment segment designs and markets fluid application products, primarily for paints, coatings, sealants and adhesives. The markets served include automotive assembly and components plants, wood products, rail, marine, aerospace, farm and construction equipment, truck, bus and recreational vehicles, and approximately thirty other industries.

Worldwide, the equipment designed and manufactured by this segment is sold through general and specialized distributors and integrators as well as directly to automotive assembly plants. Distributors promote and sell the equipment, provide product application expertise, and offer integration capabilities, on-site service and technical support.

Products marketed by the Industrial/Automotive Equipment segment are manufactured in Minneapolis and Rogers, Minnesota, Sioux Falls, South Dakota and Bielefeld, Germany. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Recent Developments. Graco is focusing its product design and marketing efforts on four key areas of application: sealants and adhesives, process, finishing and protective coatings. A major driver of product development in the Industrial/Automotive segment is the need to reduce the emission of volatile organic compounds ("VOCs") from coatings during the application process in order to meet environmental regulations. In addition, Graco is developing new products for the global marketplace and expanding its specialized distribution throughout the world in order to achieve maximum coverage.

Graco serves the automotive market by selling pre-engineered packages, modules and equipment primarily through independent distributors, integrators, and robot manufacturers and directly to automotive assembly plants. An experienced specialized sales force meets the unique needs of these customers as well as those of original equipment manufacturers and material suppliers.

In 2000, Graco introduced ValueMix(TM), the first electronic entry-level plural component sprayer. Environmental regulations have driven small and medium-sized industrial users of paint to more environmentally friendly methods of application. The ValueMix technology offers these companies an easy-to-use, cost effective alternative to manual or mechanical premixing of plural component materials.

The Therm-O-Flow Plus(TM), a high performance pump for the high volume dispensing of heated adhesives and sealants, was introduced in a multi-voltage configuration which allows its use throughout the world. The uniquely designed platen on this unit transfers heat to the material more quickly than competitive designs.

The PrecisionMix II 3K entered the market in 2000. This high-end three component proportioner automatically integrates the catalyst, resin and solvent from the supply pumps and delivers the mixture to the spray gun, thus permitting the elimination of solvent premixing and reducing the cost of labor and material.

Graco continued to expand its offering of electronic monitoring devices, to assist customers in meeting their environmental responsibilities and business needs. The PrecisionView(TM)AMR, an easy-to-use software package, allows customers to automatically track and report their material usage, emissions and on-line processes. It can be used with the PrecisionMix II and II 3K and the Informer(TM).

In December 2000, Graco received TE 9000 certification. Automotive manufacturers established the TE 9000 supplement to ISO 9000 in the mid-1990's, to ensure that the machine tools they buy will perform as required. In order to obtain TE 9000 certification, suppliers must demonstrate that they are pursuing a plan that will meet customer requirements for product quality, reliability, maintainability and durability. Certification will allow Graco to maintain its preferred business association with these customers.

Products. Products offered by the Industrial/Automotive segment include air, electric and hydraulically powered pumps that pressurize and transfer paints, stains, chemicals, sealants, adhesives, food, and other viscous materials through various application devices, including air, airless, air-airless, electrostatic, and high-volume-low-pressure ("HVLP") spray guns. Fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules and a complete line of parts and accessories are also offered.

Contractor Equipment

Graco's Contractor Equipment segment designs and markets sprayers for the application of paint and other architectural coatings, and for the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors selling to contractors in the painting, roofing, texture, corrosion control and line striping markets. The segment offers equipment which gives contractors the opportunity to produce a higher quality finish at higher production rates with sprayers that are durable and easy to use.

The equipment is sold primarily through retail stores which sell paint and other coatings, and secondarily through general equipment distributors. In 2000, Graco began marketing a limited line of sprayers through the home center channel. Manufacturers' representatives are used to sell the Company's equipment to the rental market.

Products for the contractor equipment markets are manufactured in Rogers, Minnesota, and Sioux Falls, South Dakota. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Recent Developments. In 2000, the Magnum(TM) sprayers, a new line of airless sprayers and accessories for the entry-level painting contractor and remodeler, were introduced into the home center market, a new channel for Graco.

The Pro ST(TM) family of electronic airless sprayers with the SmartControl(TM) microprocessor, Endurance E(TM) pump and a helical drive was introduced in 2000. The SmartControl microprocessor automatically adjusts to the size of the spray tip, offers spray pressure consistency and a higher atomizing pressure over competitive designs. The Endurance E pump allows the pump to be repacked in one-half the time of other models.

The 190 ES(TM) electric airless sprayer introduced in 2000 represents a new price point for an entry level professional sprayer.

Graco added to its broad line of spray guns a new extended reach pole gun with the revolutionary CleanShot(TM) shut-off valve, which allows material flow to be shut off at the spray tip and eliminates spitting.

Products. The segment's primary product lines are airless paint sprayers and associated accessories such as spray guns, filters, valves and tips. Also offered are pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch and flow rates up to 4 gallons per minute are available. Pumps are electric, hydraulic and air-powered models in addition to gasoline-powered models, increasing the flexibility of contractors in areas where electricity is not readily available. High-volume-low-pressure ("HVLP") equipment has become increasingly popular as regulation of volatile emissions has increased. Replacement and maintenance parts, such as packings, seals and hoses, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

Lubrication Equipment

The Lubrication Equipment segment designs and markets products for the lubrication and maintenance of vehicles and other equipment. The markets for the segment's products include fast oil change facilities, service garages, fleet service centers, automobile dealerships, the mining industry, and industrial lubrication. The purchase of vehicle lubrication equipment is often funded by major oil companies for their customers as a marketing tool.

Products are distributed primarily through independent distributors worldwide, which are serviced by direct sales personnel and a network of independent sales representatives.

Products for the Lubrication Equipment markets are manufactured in Minneapolis, Minnesota.

Recent Developments. A family of electronic metering devices designed to meter and dispense bulk fluids in the servicing of vehicles and equipment was brought to market in 2000. The EM6(TM) leads the competition in gallons per minute flow and higher fluid pressures. All valves in the family handle multiple fluids.

In 2000, the Pro-Shot(TM) Grease Dispense Valve was introduced. This robust heavy-duty valve has a ball check mechanism with four times longer life, a pressure assist trigger pull to reduce operator fatigue and a trigger lock to prevent accidental triggering.

The 350 and 500 Series Hose Reels, two new lines of heavy-duty hose reels designed for use with air and water, were launched during the year. Intended to broaden Graco's reel offerings to bus and truck fleets, manufacturing plants and lubrication trucks, the 500 Series allows 15 different mounting positions.

The Dyna-Star (R) Hydraulic Pump Module provides a hydraulically-powered pump as an alternative to air-powered equipment for the lubrication of mobile mining equipment. A Visual Level Indicator with a magnetic proximity switch to sense high and low fluid levels is offered as an option.

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

Marketing and Distribution

Graco sells its full line of products in each of the following major geographic markets: the Americas (North, Central and South America), Europe (including the Middle East and Africa), and Asia Pacific. The Industrial/Automotive Equipment segment, Contractor Equipment segment, and the Lubrication Equipment segment provide worldwide marketing, product design and application assistance to each of these geographic markets.

Graco sells its equipment worldwide principally through independent distributors. In Japan, Korea, and Europe, Graco equipment is sold to distributors through sales subsidiaries. Manufacturers' representatives are used in the Lubrication Equipment and the Contractor Equipment segments.

It is the Company's goal to generate at least 5 percent of each year's revenues from sales in markets entered in the last three years. The home center channel into which the Contractor Equipment Division introduced the Magnum line of airless sprayers in 2000 is an example of the Company's efforts to reach this goal.

In 2000, Graco's net sales in the Americas were $359,881,000 or approximately 73 percent of the Company's consolidated net sales; in Europe net sales were $84,733,000 or approximately 17 percent; and in the Asia Pacific Region, net sales were $49,759,000 or approximately 10 percent.

Research, Product Development and Technical Services

Graco's research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. It is one of Graco's goals to generate 30 percent of each year's sales from products introduced in the prior three years. All major research and development activities are conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $19,998,000, $19,688,000 and $18,213,000 for 2000, 1999 and 1998.

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

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the depth and breadth of the Company's product lines. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. The Company faces competitors with different cost structures and expectations of profitability. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment. It is impossible, because of the absence of reliable industry-wide third-party data, to determine its relative market position.

Environmental Protection

The Company's compliance with Federal, State and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during the fiscal year ending December 29, 2000.

Employees

As of December 29, 2000, the Company employed approximately 1920 persons on a full-time basis. Of this total, approximately 300 were employees based outside the United States, and 821 were hourly factory workers in the United States. None of the Company's U.S. employees is covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on the Company or its operations.

Item 2. Properties

As of December 29, 2000, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

                                                                                             Gross
     Type of Facility                                  Location                          Square Footage
     ----------------                                  --------                          --------------

     Owned
     -----
     Distribution/Manufacturing/Office                 Rogers, Minnesota                        333,000
     Manufacturing/Office                              Minneapolis, Minnesota                   242,300
     Manufacturing/Office                              Minneapolis, Minnesota                   202,300
     Research & Development/Corporate Headquarters     Minneapolis, Minnesota                   138,700
     Assembly/European Headquarters/Warehouse          Maasmechelen, Belgium                     75,200
     Manufacturing/Office                              Sioux Falls, South Dakota                 55,100

     Leased
     ------

     Manufacturing/Office                              Bielefeld, Germany                        69,400
     Office/Warehouse                                  Yokohama, Japan (2 facilities)            32,800
     Office/Warehouse                                  Gwangju-Gun, Korea                        10,500
     Office                                            Plymouth, Michigan                        21,000


A 163,000 square foot addition to one of its buildings in Minneapolis is expected to be completed during 2001. This addition will permit the Company to provide space in its Rogers, Minnesota facility for the expansion of its Contractor Equipment manufacturing capability and create a separate warehouse in Minneapolis for Industrial/Automotive and Lubrication Equipment products closer to their respective manufacturing facilities.

The Company leases space for liaison offices in China.

A 73,800 square foot office building in Golden Valley, Minnesota was sold in December 2000.

With the expansion of one of its buildings in Minneapolis, Graco's facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs. Manufacturing capacity met business demand in 2000. Production requirements in the immediate future are expected to be met through existing production capabilities, expanded production facilities currently under construction, efficiency and productivity improvements, and the use of available subcontract services.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 5, 2001.

George Aristides, 65, was elected Chief Executive Officer effective January 3, 2000. From March 1, 1999 to December 29, 1999, he was Vice Chairman. From January 1, 1996 to February 28, 1999 he was Chief Executive Officer. From 1993 to 1997 he was President. From 1993 to 1996 he was President and Chief Operating Officer. He joined the Company in 1973 as Corporate Controller and became Vice President and Controller in 1980. He has served as a director of the Company since 1993.

Stephen L. Bauman, 48, was elected Vice President, Human Resources, effective October 25, 2000. Prior to joining Graco, he held various positions with Alliant Techsystems, Inc. most recently as Vice President of Human Resources, Alliant Integrated Defense Company, a subsidiary.

James A. Graner, 56, was elected Vice President and Controller in February 1994. He became Treasurer in May 1993. Prior to becoming Assistant Treasurer in 1988, he held various managerial positions in the treasury, accounting and information systems departments. He joined Graco in 1974.

Dale D. Johnson, 46, was elected President and Chief Operating Officer effective January 14, 2000. From December 1996 to January 2000 he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 36, was appointed Vice President, Lubrication Equipment Division effective February 15, 2000. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999 he was Director, Lubrication Marketing. Prior to joining the Company in December 1998, he was employed by H.B. Fuller Company, where he held various positions, including President and Division Manager of TEC Incorporated and Vice President and Business Unit Manager of Foster Products Corporation. (Mr. Koch is not related to David A. Koch, Chairman of the Board.)

David M. Lowe, 45, became Vice President and General Manager, European Operations effective September 1, 1999. Mr. Lowe was Vice President, Lubrication Equipment Division from December 1996 to September 1999. From February 1995 to December 1996 he was Treasurer. Prior to joining the Company in 1995, he was employed by Ecolab Inc., where he held various positions in the Treasury Department, including Manager, Corporate Finance; Director, Corporate Finance; and Director, Corporate Development.

Robert M. Mattison, 53, was first elected Vice President, General Counsel and Secretary, in January 1992, a position which he holds today.

Patrick J. McHale, 39, was appointed Vice President, Contractor Equipment Division effective February 15, 2000. Mr. McHale was Vice President, Lubrication Equipment Division from September 1999 to February 2000. He was Contractor Equipment Manufacturing - Distribution Operations Manager from February 1998 to September 1999. From March 1997 to February 1998 he was Director of Michigan Operations. From February 1996 to March 1997 he was Contractor Equipment Manufacturing Operations Manager and from January 1994 to February 1996 he was the Sioux Falls Plant Manager. Mr. McHale joined the Company in December 1989.

Charles L. Rescorla, 49, is Vice President, Manufacturing and Distribution Operations, a position to which he was first elected on May 5, 1998. Mr. Rescorla was previously appointed to that position on January 1, 1995. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial/Automotive Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 36, was elected Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he was elected Treasurer. Prior to joining the Company as Treasury Operations Manager in 1995, he was a Senior Manager with KPMG Peat Marwick LLP.

Fred A. Sutter, 40, was appointed Vice President, Asia Pacific and Latin America effective March 1, 1999. From March 1995 to February 28, 1999 he was Director of Industrial Marketing. Prior to joining the Company in 1995, he held various positions with Fisher-Rosemount, most recently as Director of Marketing.

The Board of Directors elected Messrs. Aristides, Johnson, Graner, Lowe, Mattison, Rescorla and Sheahan on May 2, 2000, all to hold office until the next annual meeting of directors or until their successors are elected and qualify.

PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 5, 2001, the share price was $26.90 and there were 30,747,876 shares outstanding and 2,500 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 4,600 beneficial owners.

Quarterly Financial Information
(In thousands, except per share amounts)

                                   First       Second         Third       Fourth
2000                             Quarter      Quarter       Quarter      Quarter
------------------------        --------     --------      --------     --------
Net sales<F1>                   $122,227     $132,768      $123,100     $116,278
Gross profit                      62,129       66,102        62,949       59,672
Net earnings                      14,975       18,331        18,073       18,729
Per common share:<F2>
   Basic net earnings               0.49         0.60          0.60         0.62
   Diluted net earnings             0.48         0.59          0.59         0.61
   Dividends declared               0.09         0.09          0.09         0.10
                                --------     --------      --------     --------
Stock price (per share)
   High                         $  22.75     $  23.33      $  23.92     $  27.67
   Low                             19.33        20.00         20.42        20.13
   Close<F3>                       19.33        21.67         21.67        27.59
                                --------     --------      --------     --------
Volume (# of shares)               4,532        4,880         2,223        2,904
                                --------     --------      --------     --------

1999
------------------------
Net sales<F1>                   $105,141     $116,803      $112,076     $116,454
Gross profit                      52,857       59,619        57,510       61,149
Net earnings                      11,201       17,961        15,043       15,136
Per common share:<F2>
   Basic net earnings               0.37         0.59          0.49         0.49
   Diluted net earnings             0.36         0.57          0.48         0.48
   Dividends declared               0.07         0.07          0.07         0.09
                                --------     --------      --------     --------
Stock price (per share)
   High                         $  20.17     $  21.75      $  23.25     $  23.92
   Low                             13.33        14.33         19.00        21.29
   Close<F3>                       14.29        19.54         22.04        23.92
                                --------     --------      --------     --------
Volume (# of shares)               4,289        4,496         3,503        3,792
                                --------     --------      --------     --------
[FN]
<F1>
1 Pursuant to EITF 00-10, freight expense for products shipped to customers, previously netted against sales, has been reclassified to cost of products sold.
<F2>
2 All share and per share data has been  restated  for the  three-for-two  stock split declared on December 8, 2000 and distributed February 6, 2001.
<F3>
3 As of the last trading day of the calendar quarter.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)          2000       1999       1998       1997       1996
----------------------------------------      --------   --------   --------   --------   --------

Net sales<F1>                                 $494,373   $450,474   $440,585   $423,897   $399,356
Net earnings                                    70,108     59,341     47,263     44,716     36,169
                                              ========   ========   ========   ========   ========
Per common share:<F2>
  Basic net earnings                          $   2.31   $   1.95   $   1.37   $   1.17   $   0.93
  Diluted net earnings                            2.27       1.90       1.34       1.14       0.92
                                              --------   --------   --------   --------   --------

Total assets                                  $237,976   $236,033   $233,702   $264,532   $247,814
Long-term debt (including current portion)      19,360     66,910    115,739      7,959      9,920
Cash dividends declared per common share      $   0.38   $   0.31   $   0.29   $   0.25   $   0.22
                                              ========   ========   ========   ========   ========

<F1>
1 Pursuant to EITF 00-10, freight expense for products shipped to customers, previously netted against sales, has been reclassified to cost of products sold.
<F2>
2 All share and per share data has been restated for the three-for-two stock split declared on December 8, 2000 and distributed February 6, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

Graco's net earnings of $70.1 million in 2000 are 18 percent higher than the $59.3 million earned in 1999 and are 48 percent higher than the $47.3 million recorded in 1998. The increase in 2000 was a result of higher sales, improved manufacturing efficiencies (largely due to increased volume), improved business processes and price increases. The increase in 1999 is primarily due to enhanced profit margins resulting from many factors, including improved business processes, exiting the custom systems business, closing facilities, improved manufacturing efficiencies and price increases.

The table below reflects the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three fiscal years and the percentage changes in those items for such years.


                              Revenue & Expense Item      Revenue & Expense Item
                           As a Percentage of Net Sales    % Increase (Decrease)
                              2000    1999    1998        00/99           99/98
                             -----   -----   -----        -----           -----

Net Sales                    100.0   100.0   100.0           10               2
                             -----   -----   -----        -----           -----
Cost of products sold         49.3    48.7    50.2           11              (1)
Product development            4.0     4.4     4.1            2               8
Selling, marketing and
   distribution               17.5    17.7    18.9            8              (4)
General and administrative     6.7     8.5     9.4          (14)             (7)
                             -----   -----   -----        -----           -----
Operating profit              22.5    20.7    17.4           19              21
                             -----   -----   -----        -----           -----
Interest expense               0.8     1.6     1.2          (41)             32
Other expense (income), net    0.3    (0.6)     --            *               *
                             -----   -----   -----        -----           -----
Earnings before income taxes  21.4    19.7    16.2           19              24
Income taxes                   7.2     6.5     5.5           21              22
                             -----   -----   -----        -----           -----
Net Earnings                  14.2    13.2    10.7           18              26
                             =====   =====   =====        =====           =====
* Not a meaningful figure.


NET SALES

Worldwide net sales in 2000 reached a record $494.4 million, a 10 percent increase over 1999 net sales of $450.5 million. Foreign currency translations had a negative impact on reported sales in 2000 when compared to 1999, reducing sales by 2 percent. By segment, 2000 net sales versus 1999 increased in the Contractor Equipment and Lubrication Equipment by 24 percent and 2 percent, respectively. Sales in the Industrial/Automotive segment were flat. The large increase in Contractor Equipment sales in 2000 was due primarily to the introduction of a new line of sprayers for entry into the home center channel. After growing in the first half of 2000, Industrial/Automotive equipment sales declined in the second half of 2000 due primarily to a slowing North American economy. Lubrication Equipment sales in 2000 were flat in a market that is mature and well served.

Geographically, sales outside of the Americas represented 27 percent of total sales in 2000, compared to 30 percent in 1999. Net sales gains in Asia Pacific were offset by lower sales in Europe. In the Americas, 2000 sales increased 15 percent for the year, primarily due to strong sales in the Company's Contractor Equipment business segment. In Europe, sales measured in local currencies increased 6 percent but reported net sales were 6 percent lower than 1999 after unfavorable currency translations. In the Asia Pacific Region, sales measured in local currencies increased 3 percent but reported net sales were 7 percent higher than 1999 after favorable currency translations.

Worldwide net sales in 1999 were $450.5 million, a 2 percent increase over 1998. Foreign currency translations had no net impact on reported sales in 1999 when compared to 1998. The 1999 increase was due to higher sales in all regions except Europe. Net sales in the Americas, which accounted for 70 percent of net sales, advanced 3 percent, primarily due to strong sales in the Contractor Equipment segment. Lower sales in Europe offset net sales gains in the Asia Pacific Region.

Consolidated backlog on December 29, 2000 was $12 million, which the Company expects to fill within the current fiscal year. Backlog was $21 million at the end of 1999 and $13 million at the end of 1998. The decrease in 2000 backlog reflected a return to normal levels from the large backlog that resulted from orders in late 1999 for the home center channel products that were shipped in the first quarter of 2000.

                                                                 % Increase (Decrease)

(In thousands)                          2000      1999      1998      00/99      99/98
---------------------------------   --------  --------  --------      -----      -----
Segment Sales:
  Industrial/Automotive Equipment   $227,963  $227,772  $235,328         --         (3)
  Contractor Equipment               221,538   178,616   160,718         24         11
  Lubrication Equipment               44,872    44,086    44,539          2         (1)
                                    --------  --------  --------      -----      -----
  Consolidated                      $494,373  $450,474  $440,585         10          2
                                    ========  ========  ========      =====      =====
Geographic Sales:
  Americas                          $359,881  $313,915  $305,860         15          3
  Europe                              84,733    90,112    95,938         (6)        (6)
  Asia Pacific                        49,759    46,447    38,787          7         20
                                    --------  --------  --------      -----      -----
  Consolidated                      $494,373  $450,474  $440,585         10          2
                                    ========  ========  ========      =====      =====

GROSS MARGINS

Gross margins, expressed as a percentage of sales, were 50.7 percent in 2000, compared with 51.3 percent in 1999. The effects of higher production levels, enhanced pricing, and improved manufacturing efficiencies were offset by the mix of products sold and the negative foreign exchange rate impact. 1999 gross margins of 51.3 percent were up from 1998 gross margins of 49.8 percent. The mix of products sold, pricing, improved manufacturing efficiencies, exiting the custom-engineered systems business, and slightly higher sales all contributed to the enhanced gross margin.

OPERATING EXPENSES

Overall,  operating expenses,  expressed as a percentage of net sales, decreased
2.4 percentage points in 2000 versus 1999. Product development expenses were $20.0 million in 2000, $19.7 million in 1999 and $18.2 million in 1998. Graco continues to make significant investments in product development to grow its sales revenue.

Selling, marketing, distribution and general and administrative expenses were higher in 2000 due to higher sales, but decreased as a percentage of sales to
24.2 percent in 2000 from 26.2 percent in 1999. In 2000, selling, marketing, and distribution expenses were higher than in 1999 due to higher sales and expenses related to the launch of home center products. General and administrative expenses were lower than 1999 due to corporate expense reduction initiatives and lower information systems expenditures. In 1999, selling, marketing, distribution and administrative expenses, expressed as a percentage of sales, decreased to 26.2 percent from 28.2 percent in 1998. In 1999, overall selling, marketing, distribution and administrative expenses were lower than in 1998 due to the benefits of prior year corporate expense reduction initiatives, lower information systems expenditures, and reduced non-recurring charges.

The Company recorded pension income of $3.8 million in 2000, $2.1 million in 1999 and $2.1 million in 1998, which resulted from recognition of investment gains attributable to pension plan assets. Pension expense/income is included in cost of products sold and operating expenses based on salaries and wages.

SEGMENT OPERATING PROFITS

Increases in 2000 operating profits are the result of several factors, including higher sales, expense reduction initiatives and improved manufacturing efficiencies. Operating profits for Industrial/Automotive Equipment increased by
20.1 percent versus 1999 and by 4.3 percentage points as a percentage of net sales primarily as a result of improved gross margin rates along with lower product development, marketing and sales-related expenses. Contractor Equipment operating profits increased by 14.9 percent versus 1999 but decreased 1.8 percentage points as a percentage of net sales due to the mixture of products sold. Lubrication Equipment operating profits increased by 2.8 percent versus 1999 and increased by .2 percentage points as a percentage of net sales.

FOREIGN CURRENCY EFFECTS

Approximately 27 percent of the Company's sales in 2000 and 5 percent of its product costs are in currencies other than the U.S. dollar. The strong U.S. dollar, versus European currencies, decreased the Company's profits. In 2000, the adverse impact of the strengthening dollar in Europe was partially offset by the dollar weakening against the Japanese yen and Korean won. The Company estimates that fluctuations in exchange rates adversely impacted operating earnings by $5 million in 2000 and had no significant impact in 1999.

OTHER EXPENSE (INCOME)

In 2000, interest expense, net of interest income, decreased to $4.1 million due to the significant reduction in borrowings. In 1999, interest expense of $7.0 million was higher than the $5.3 million of interest expense in 1998 due to the full year impact of borrowings for the July 2, 1998 stock repurchase of 5.8 million shares.

Other expense, net of other income, was $1.2 million in 2000 compared to other income in 1999 of $2.6 million and other expense in 1998 of $0.2 million. Other expense (income) includes, among other things, foreign currency translation losses of $1.6 million in 2000. The Company sold its Golden Valley headquarters building in 2000 and facilities in Los Angeles and Plymouth, Michigan in 1999 with gains of $2.2 million and $3.2 million respectively.

INCOME TAXES

The Company's net effective tax rate of 34 percent in 2000 is one percentage point lower than the 2000 U.S. federal tax rate of 35 percent. The increase from the 33 percent effective rate in 1999 is due primarily to earnings from sales outside of the U.S. being taxed at higher effective rates. The 1999 effective tax rate of 33 percent was lower than the 1998 effective tax rate of 34 percent principally due to earnings from sales outside the U.S. being taxed at lower effective rates. Reconciliations of the U.S. federal tax rate to the effective rates for 2000, 1999 and 1998 are included in Note E to the Consolidated Financial Statements.

ACCOUNTING CHANGES

To conform with the requirements of the Emerging Issues Task Force Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reclassified freight expenses for products shipped to customers into cost of products sold. Such expenses were formerly classified as a reduction of net sales. This change has no impact on previously reported gross profit amounts or net earnings.

On December 30, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Based on current practice, the Company expects that adoption will have no effect on consolidated results of operations or financial position.

The Company has reviewed its revenue recognition policy and practice and has determined that they meet the requirements of SEC Staff Accounting Bulletin No. 101.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed under Foreign Currency Effects, Graco sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements.

Graco uses foreign exchange contracts to reduce risks associated with foreign currency net monetary asset and liability positions. These contracts typically have maturities of 90 days or less, and gains or losses from changes in market value of these contracts offset foreign exchange gains and losses on the underlying balance sheet items. At December 29, 2000, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the European euro, Canadian dollar, Japanese yen, British pound, and Korean won. The Company does not hold or issue derivative financial instruments for trading purposes.

To evaluate its currency exchange rate risks on its foreign exchange contracts, the Company uses sensitivity analysis, which measures the impact on earnings of hypothetical changes in the value of foreign currencies to which it has exposure. At December 29, 2000, due to the short-term nature of the Company's hedging instruments, reasonably likely fluctuations in foreign currency exchange rates in the near term would not materially affect Graco's consolidated operating results, financial position or cash flows.

When appropriate, the Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. At December 29, 2000, a 50 basis point increase or decrease in market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

For further discussion of the Company's foreign currency and interest rate hedging strategy and position, see Note A to the Consolidated Financial Statements.

OUTLOOK

Management's view of 2001 is that while pursuing the Company's growth strategies of developing new products, expanding distribution, entering new markets, and strategic acquisitions, it believes that 2001 will be a difficult economic environment for Graco and its industry. In the current environment, where sales growth will be a challenge, Graco is committed to improved profitability. Graco's strong and capable distribution channel, productive manufacturing operation, commitment to developing new products, and global marketing capabilities position it well to take advantage of a global economic recovery.

SAFE HARBOR CAUTIONARY STATEMENT

The information in this Annual Report on Form 10-K contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations, and additional factors identified in Exhibit 99 to the Company's Annual Report on Form 10-K for fiscal year 2000.

SHAREHOLDER ACTIONS

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares and effectively managing its cash balances. A summary of recent actions follows:

o    a seven percent increase in the regular dividend in 2001;
o    three-for-two stock splits in 2001, 1998 and 1996;
o    a 27 percent increase in the regular dividend paid in 2000;
o repurchase of 5.8 million shares in 1998 from Graco's largest shareholder, the Trust under the Will of Clarissa L. Gray; and
o    an 18 percent increase in the regular dividend in 1997

LIQUIDITY AND SOURCES OF CAPITAL

The following table highlights several key measures of asset performance.

(In thousands)                                           2000               1999
------------------------------------                   ------              -----
Cash and cash equivalents                             $11,071             $6,588
Working capital                                       $61,901            $59,726
Current ratio                                             1.8                1.8
Average days receivables outstanding                       63                 65
Inventory turnover                                        7.4                5.6

In 2000, working capital increased $2.2 million to $61.9 million. As a result of strong cash flow from operations, the Company reduced its total debt by $46.5 million in 2000. Total debt at the end of 2000 was $35.1 million as compared to $81.6 million at the end of 1999. Receivables increased $6.1 million in 2000 compared with year-end 1999 due to higher sales volume. Inventories decreased $4.6 million in 2000, compared to year-end 1999, primarily as a result of a build-up in inventory in late 1999 in conjunction with the launch of the home center products.

Cash provided by operations was $79.6 million in 2000, versus $75.8 million in 1999 and $77.1 million in 1998. Significant uses of cash in 2000 included retirement of debt, capital expenditures, dividends and share repurchases. Significant uses of cash in 1999 included the retirement of debt, the acquisition of certain assets of Bollhoff Verfahrenstechnik, capital expenditures, dividends and share repurchases. In 1998, additional cash needs were funded by bank borrowings and significant uses of cash included the purchase of 5.8 million shares of Graco Inc. common stock for $191 million, capital expenditures and dividends.

At December 29, 2000, Graco had various lines of credit totaling $95.3 million, of which $66.0 million was unused. The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2001. In 2001, the Company is building a new factory and distribution center in Minneapolis, Minnesota. The incremental capital required for this project is estimated to be approximately $15 million.

Item 8.  Financial Statements and Supplementary Data
                                                                            Page
      o  Selected Quarterly Financial Data (See Part II, Item 5,
         Market for the Company's Common Stock and Related
         Shareholder Matters)                                                  9
      o  Responsibility for Financial Reporting                               14
      o  Independent Auditors' Report                                         15
      o  Consolidated Statements of Earnings for fiscal years 2000,
         1999 and 1998                                                        16
      o  Consolidated Balance Sheets for fiscal years 2000 and 1999           17
      o  Consolidated Statements of Cash Flows for fiscal years
         2000, 1999 and 1998                                                  18
      o  Consolidated Statements of Changes in Shareholders'
         Equity for fiscal years 2000, 1999 and 1998                          19
      o  Consolidated Statements of Comprehensive Income for fiscal
         years 2000, 1999 and 1998                                            19
      o  Notes to Consolidated Financial Statements                           20

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

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the Company) as of December 29, 2000 and December 31, 1999 and the related statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
January 22, 2001



CONSOLIDATED STATEMENTS OF EARNINGS                                             Graco Inc. and Subsidiaries

                                                                       Years Ended
                                              -------------------------------------------------------------
(In thousands, except per share amounts)      December 29, 2000     December 31, 1999     December 25, 1998
----------------------------------------      -----------------     -----------------     -----------------

Net Sales                                              $494,373              $450,474              $440,585

   Cost of products sold                                243,521               219,339               221,184
                                              -----------------     -----------------     -----------------

Gross Profit                                            250,852               231,135               219,401

   Product development                                   19,998                19,688                18,213

   Selling, marketing and distribution                   86,598                79,922                83,169

   General and administrative                            33,014                38,334                41,146
                                              -----------------     -----------------     -----------------

Operating Earnings                                      111,242                93,191                76,873

   Interest expense                                       4,127                 7,016                 5,319

   Other expense (income), net                            1,207                (2,666)                  191
                                              -----------------     -----------------     -----------------

Earnings before Income Taxes                            105,908                88,841                71,363

   Income taxes                                          35,800                29,500                24,100
                                              -----------------     -----------------     -----------------

Net Earnings                                           $ 70,108              $ 59,341              $ 47,263
                                              =================     =================     =================

Basic Net Earnings per Common Share                    $   2.31              $   1.95              $   1.37
                                              =================     =================     =================
Diluted Net Earnings per Common Share                  $   2.27              $   1.90              $   1.34
                                              =================     =================     =================

All per share data has been restated for the three-for-two stock split declared on December 8, 2000, to be distributed February 6, 2001.

See Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS                                                  Graco Inc. and Subsidiaries

(In thousands, except per share amounts)                         December 29, 2000     December 31, 1999
-----------------------------------------------------------      -----------------     -----------------
Assets
Current Assets:
  Cash and cash equivalents                                               $ 11,071              $  6,588
  Accounts receivable, less allowances of $4,700 and $4,500                 85,836                79,696
  Inventories                                                               33,079                37,702
  Deferred income taxes                                                     11,574                12,357
  Other current assets                                                       2,182                 1,646
                                                                 -----------------     -----------------
  Total current assets                                                     143,742               137,989

Property, Plant and Equipment, net                                          83,989                86,493
Other Assets                                                                10,245                11,551
                                                                 -----------------     -----------------
   Total Assets                                                           $237,976              $236,033
                                                                 =================     =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Notes payable to banks                                                  $ 15,713              $ 14,640
  Current portion of long-term debt                                          1,310                 1,215
  Trade accounts payable                                                    12,899                13,500
  Salaries, wages and commissions                                           14,532                12,832
  Accrued insurance liabilities                                             10,622                10,332
  Income taxes payable                                                       4,642                 2,323
  Other current liabilities                                                 22,123                23,421
                                                                 -----------------     -----------------
   Total current liabilities                                                81,841                78,263

Long-Term Debt, less current portion                                        18,050                65,695

Retirement Benefits and Deferred Compensation                               27,230                29,135

Commitments and Contingencies (Note K)

Shareholders' Equity
  Common stock, $1 par value; 45,000,000 shares authorized;
   shares outstanding, 20,273,561 and 20,415,827 in 2000
   and 1999                                                                 20,274                20,416
  Additional paid-in capital                                                39,954                31,755
  Retained earnings                                                         50,233                 9,279
  Accumulated comprehensive income                                             394                 1,490
                                                                 -----------------     -----------------
   Total shareholders' equity                                              110,855                62,940
                                                                 -----------------     -----------------
   Total Liabilities and Shareholders' Equity                             $237,976              $236,033
                                                                 =================     =================
See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    Graco Inc. and Subsidiaries

                                                                                  Years Ended
                                                           ---------------------------------------------------------

(In thousands)                                             December 29, 2000   December 31, 1999   December 25, 1998
-----------------------------------------------------      -----------------   -----------------   -----------------
Cash Flows from Operating Activities
  Net earnings                                                     $  70,108           $  59,341           $  47,263
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                                   15,452              14,701              13,736
      Deferred income taxes                                            1,644               1,152                (593)
      (Gain) loss on sale of fixed assets                             (1,561)             (2,936)               (139)
      Change in:
        Accounts receivable                                           (8,287)              2,097               6,293
        Inventories                                                    4,161               3,309              10,547
        Trade accounts payable                                          (516)              1,551                (761)
        Salaries, wages and commissions                                1,921                (946)               (934)
        Retirement benefits and deferred compensation                 (3,999)             (2,112)             (3,255)
        Other accrued liabilities                                      1,416              (1,257)              2,695
        Other                                                           (730)                921               2,257
                                                           -----------------   -----------------   -----------------
Net cash provided by operating activities                             79,609              75,821              77,109
                                                           -----------------   -----------------   -----------------
Cash Flows from Investing Activities
  Property, plant and equipment additions                            (14,523)             (9,140)            (11,962)
  Proceeds from sale of property, plant and equipment                  4,845               9,695               2,201
  Acquisition of business                                                 --             (18,388)                 --
                                                           -----------------   -----------------   -----------------
Net cash used in investing activities                                 (9,678)            (17,833)             (9,761)
                                                           -----------------   -----------------   -----------------
Cash Flows from (for) Financing Activities
  Borrowing on notes payable and lines of credit                     188,552             118,900              65,869
  Payments on notes payable and lines of credit                     (187,144)           (119,201)            (54,376)
  Borrowings on long-term debt                                        43,665              25,001             180,985
  Payments on long-term debt                                         (91,215)            (73,711)            (73,273)
  Common stock issued                                                  9,630               6,760               4,876
  Retirement of common stock                                         (19,182)             (5,077)           (190,899)
  Cash dividends paid                                                (11,361)             (8,927)            (10,701)
                                                           -----------------   -----------------   -----------------
Net cash used in financing activities                                (67,055)            (56,255)            (77,519)
                                                           -----------------   -----------------   -----------------
Effect of exchange rate changes on cash                                1,607               1,300                 203
                                                           -----------------   -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                   4,483               3,033              (9,968)
Cash and cash equivalents
  Beginning of year                                                    6,588               3,555              13,523
                                                           -----------------   -----------------   -----------------
  End of year                                                      $  11,071            $  6,588            $  3,555
                                                           =================   =================   =================
See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                  Graco Inc. and Subsidiaries


(In thousands)                                   December 29, 2000    December 31, 1999    December 25, 1998
----------------------------------------         -----------------    -----------------    -----------------
Common Stock, $1 par value
   Balance, beginning of year                             $ 20,416             $ 20,097             $ 25,553
   Shares issued                                               475                  466                  344
   Shares repurchased                                         (617)                (147)              (5,800)
                                                 -----------------    -----------------    -----------------
Balance, end of year                                        20,274               20,416               20,097
                                                 -----------------    -----------------    -----------------
Additional Paid-In Capital
   Balance, beginning of year                               31,755               23,892               26,085
   Shares issued                                             9,155                8,184                4,535
   Shares repurchased                                         (956)                (321)              (6,728)
                                                 -----------------    -----------------    -----------------
Balance, end of year                                        39,954               31,755               23,892
                                                 -----------------    -----------------    -----------------
Retained Earnings (deficit)
   Balance, beginning of year                                9,279              (35,878)             105,030
   Net income                                               70,108               59,341               47,263
   Dividends declared                                      (11,545)              (9,575)             (10,102)
   Change in accounting period                                  --                   --                  300
   Shares repurchased                                      (17,609)              (4,609)            (178,369)
                                                 -----------------    -----------------    -----------------
Balance, end of year                                        50,233                9,279              (35,878)
                                                 -----------------    -----------------    -----------------
Foreign Currency Translation Adjustments
   Balance, beginning of year                                1,490                1,817                1,817
   Current period change                                    (1,096)                (327)                  --
                                                 -----------------    -----------------    -----------------
Balance, end of year                                           394                1,490                1,817
                                                 -----------------    -----------------    -----------------
Unearned Compensation
   Balance, beginning of year                                   --                 (615)                (976)
   Current period change                                        --                  615                  361
                                                 -----------------    -----------------    -----------------
Balance, end of year                                            --                   --                 (615)
                                                 -----------------    -----------------    -----------------
Total Shareholders' Equity                                $110,855             $ 62,940             $  9,313
                                                 =================    =================    =================
See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                  Graco Inc. and Subsidiaries

                                                                         Years Ended
                                                 -----------------------------------------------------------
(In thousands)                                   December 29, 2000    December 31, 1999    December 25, 1998
---------------------------------------------    -----------------    -----------------    -----------------
Net Earnings                                              $ 70,108             $ 59,341             $ 47,263
   Other comprehensive income, net of tax:
     Foreign currency translation adjustments               (1,096)                (327)                  --
     Additional minimum pension liability
      adjustment                                                16                  (90)                  --
                                                 -----------------    -----------------    -----------------
Comprehensive Income                                       $69,028              $58,924              $47,263
                                                 =================    =================    =================
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GRACO Inc. & Subsidiaries
Years Ended December 29, 2000, December 31, 1999 and December 25, 1998

A.  Summary of Significant Accounting Policies

Fiscal Year. The Company's fiscal year is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 1999 was a 53-week year. Years ended December 29, 2000 and December 25, 1998 were 52-week years.

Basis of Statement Presentation. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 29, 2000, all subsidiaries are 100 percent owned. Subsidiaries in Japan and Korea have been included on the basis of fiscal years ended November 30 to effect more timely consolidated financial reporting.

Foreign Currency Translation. The U.S. dollar is the functional currency for all foreign subsidiaries except Graco Verfahrenstechnik (GV) in Germany, whose functional currency is the Euro. Accordingly, adjustments resulting from the translation of GV's financial statements into U.S. dollars are charged or credited to a separate component of shareholders' equity. Gains and losses from the translation of foreign currency balances and transactions of other foreign subsidiaries are included in other expense (income).

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

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:
      Buildings and improvements                  10 to 30 years
      Leasehold improvements                       5 to 10 years
      Manufacturing equipment and tooling          5 to 10 years
      Office, warehouse and automotive equipment   3 to 10 years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write downs of any long-lived assets in the periods presented.

Self-Insurance. The Company is self-insured for certain losses relating to product liability, workers' compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Revenue Recognition. The Company recognizes revenue when title passes, which is usually upon shipment. The Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses.

Freight Expense. Freight expenses for products shipped to customers are included in cost of products sold, in accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Such expenses were formerly reported as a reduction of net sales. Freight-out expenses for 1999 and 1998 have been reclassified to cost of products sold, which had no effect on previously reported gross profit amounts or net earnings.

Earnings Per Common Share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed after giving effect to the exercise of all dilutive outstanding option grants.

Comprehensive Earnings. Comprehensive earnings is a measure of all changes in shareholders' equity except those resulting from investments by and distributions to owners, and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.

Stock-Based Compensation. As allowed under SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans and adopt the "disclosure only" provisions of SFAS No. 123.

Derivative Instruments and Hedging Activities. As part of its risk management program, the Company uses currency hedges and interest rate swaps to hedge known market exposures. Terms of derivative instruments are structured to match the terms of the risk being hedged and are generally held to maturity. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts, borrowings in various currencies or options, in order to hedge its net monetary positions. These hedges and net monetary positions are recorded at current market values and the gains and losses are included in other expense (income). The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant. The notional amounts (which may not be indicative of credit or market risk) of such contracts were $12 million and $23 million at December 29, 2000 and December 31, 1999.

The Company utilizes interest rate swaps to convert a portion of its underlying debt from a variable rate to a fixed rate. Gains and losses on these agreements are included in interest expense under the settlement method of accounting. The notional amounts of such contracts were $1.5 million and $52 million at December 29, 2000 and December 31, 1999.

On December 30, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

The Company has reviewed the requirements of SFAS No. 133 and has determined that the forward currency contracts and the interest rate swap discussed above are freestanding derivatives. The forward currency contracts are used to hedge the net monetary position of subsidiaries whose translation adjustments are recorded in earnings and therefore no designated hedging strategy is required to achieve the Company's economic strategy. The fair value of the interest rate swap is insignificant.

All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales. The adoption of SFAS No. 133 on December 30, 2000, resulted in no transition adjustment.

B.  Segment Information

The Company has three reportable segments: Industrial/Automotive, Contractor and Lubrication. The Industrial/Automotive segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and truck assembly and components plants, wood products, rail, marine, aerospace, farm, construction, bus, recreational vehicles, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, roofing, texture, corrosion control and line striping and also high-pressure washers. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, service garages, fleet service centers, automobile dealerships, the mining industry and industrial lubrication. All segments market parts and accessories for their products.

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

Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and market channel. This allows for focused marketing and efficient product development. The segments share common purchasing, manufacturing, distribution and administration functions.

                                                                                       Unallocated
(In thousands)                          Industrial/                                      Corporate
Reportable Segments                      Automotive     Contractor     Lubrication        Expenses        Total
-----------------------------------     -----------     ----------     -----------     -----------     --------
2000
Net sales to unaffiliated customers        $227,963       $221,538         $44,872                     $494,373
Segment operating earnings                   57,798         47,935          10,600          (5,091)     111,242

1999
Net sales to unaffiliated customers         227,772        178,616          44,086                      450,474
Segment operating earnings                   48,143         41,736          10,307          (6,995)      93,191

1998
Net sales to unaffiliated customers         235,328        160,718          44,539                      440,585
Segment operating earnings                   42,973         35,836           8,829         (10,765)      76,873
                                        -----------     ----------     -----------     -----------     --------


Geographic Information                              2000          1999          1998
------------------------                        --------      --------      --------
Sales
   United States                                $329,068      $286,483      $270,337
   Other countries                               165,305       163,991       170,248
                                                --------      --------      --------
Total                                           $494,373      $450,474      $440,585
                                                --------      --------      --------
Long-lived assets
   United States                                 $80,811       $80,259       $91,068
   Belgium                                        10,437        11,298         5,554
   Other countries                                 3,555         5,972         4,569
                                                --------      --------      --------
Total                                            $94,803       $97,529      $101,191
                                                ========      ========      ========

Sales to Major Customers

No customer represented 10 percent or more of consolidated sales in 2000 or 1998. In 1999, sales to a paint manufacturer and retailer in the Contractor segment totaled 11 percent of consolidated sales.

C. Inventories

Major components of inventories were as follows:

 (In thousands)                                                 2000       1999
 -------------------------------------------------------     -------    -------
 Finished products and components                            $26,812    $25,748
 Products and components in various stages of completion      20,153     23,560
 Raw materials and purchased components                       19,259     21,961
                                                             -------    -------
                                                              66,224     71,269
 Reduction to LIFO cost                                      (33,145)   (33,567)
                                                             -------    -------
 Total                                                       $33,079    $37,702
                                                             =======    =======

Inventories valued under the LIFO method were $20,585,000 and $22,990,000 for 2000 and 1999. All other inventory was valued on the FIFO method.

In 2000 and 1999, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)                                                     2000          1999
------------------------------------------                     ---------     --------
Land                                                           $   4,062     $  3,923
Buildings and improvements                                        50,512       54,607
Manufacturing equipment                                          105,509      101,044
Office, warehouse and automotive equipment                        22,652       22,196
Construction in progress                                           4,137          386
                                                               ---------     --------
Total property, plant and equipment                              186,872      182,156
Accumulated depreciation                                        (102,883)     (95,663)
                                                               ---------     --------
Net property, plant and equipment                              $  83,989     $ 86,493
                                                               =========     ========

E.  Income Taxes

Earnings before income tax expense consist of:

(In thousands)                                     2000          1999           1998
--------------                                 --------       -------        -------
Domestic                                       $ 95,440       $87,292        $61,709
Foreign                                          10,468         1,549          9,654
                                               --------       -------        -------
Total                                          $105,908       $88,841        $71,363
                                               ========       =======        =======

Income tax expense consists of:

(In thousands)                                       2000          1999          1998
------------------                                -------       -------       -------
Current:
  Domestic:
   Federal                                        $28,532       $23,081       $17,374
   State and local                                  2,164         2,323         1,600
  Foreign                                           3,018         2,867         5,628
                                                  -------       -------       -------
                                                  $33,714       $28,271       $24,602
                                                  -------       -------       -------
Deferred:
  Domestic                                          2,414         1,778          (423)
  Foreign                                            (328)         (549)          (79)
                                                  -------       -------       -------
                                                    2,086         1,229          (502)
                                                  -------       -------       -------
Total                                             $35,800       $29,500       $24,100
                                                  =======       =======       =======

Income taxes paid were  $30,919,000,  $31,272,000  and $22,922,000 in 2000, 1999
and 1998.


A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:


                                                    2000           1999          1998
-------------------------------------               ----           ----          ----
Statutory tax rate                                    35%            35%           35%
Earnings from non-U.S. sales at lower                 (1)            (2)           (1)
tax rates
State taxes, net of federal effect                     1              2             2
U.S. general business tax credits                     (1)            (2)           (1)
Other                                                 --             --            (1)
                                                    ----           ----          ----
Effective tax rate                                    34%            33%           34%
                                                    ====           ====          ====

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:


(In thousands)                                                     2000           1999
--------------------------------------------------------        -------        -------
Inventory valuations                                            $ 2,847        $ 3,365
Insurance accruals                                                3,247          3,202
Vacation accruals                                                 1,435          1,207
Bad debt reserves                                                 1,321          1,247
Net operating loss carryforward                                     334            653
Other                                                             2,390          2,683
                                                                -------        -------
  Current                                                        11,574         12,357
                                                                -------        -------
Unremitted earnings of consolidated foreign subsidiaries         (1,950)        (2,544)
Excess of tax over book depreciation                             (7,494)        (6,597)
Postretirement benefits                                           5,721          5,363
Pension and deferred compensation                                 1,880          3,239
Other                                                             1,275          1,054
                                                                -------        -------
  Non-current                                                      (568)           515
                                                                -------        -------
Net deferred tax assets                                         $11,006        $12,872
                                                                =======        =======

Total deferred tax assets were $20,923,000 and $22,319,000 and total deferred tax liabilities were $9,917,000 and $9,447,000 on December 29, 2000 and December 31, 1999.

F.  Debt

(In thousands)                                                        2000        1999
--------------------------------------------------------------     -------     -------
Reducing revolving credit facility, 7.14% at December 29, 2000     $17,500     $63,834
Other                                                                1,860       3,076
                                                                   -------     -------
Total long-term debt                                                19,360      66,910
  Less current portion                                               1,310       1,215
                                                                   -------     -------
Long-term portion                                                  $18,050     $65,695
                                                                   =======     =======

Aggregate annual scheduled maturities of long-term debt for the next five years are as follows: 2001-$1,310,000; 2002-$550,000; 2003-$17,500,000; zero in 2004 and 2005. Interest paid on debt during 2000, 1999 and 1998 amounted to $4,171,000, $6,843,000 and $4,742,000. The fair value of the Company's long-term debt at December 29, 2000 and December 31, 1999 is not materially different than its recorded value.

In July 1998, the Company entered into a five-year $190 million reducing revolving credit facility (the "Revolver") with a syndicate of ten banks including the lead bank, U.S. Bank National Association. The Revolver was subsequently reduced to $132 million by December 31, 1999 and was further reduced to $72 million by December 29, 2000. The $17,500,000 outstanding balance bears interest at the London Interbank Offered Rate plus a spread of 0.45 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The Revolver specifies quarterly reductions of the maximum amount of the credit line, and requires the Company to maintain certain financial ratios as to net worth, cash flow leverage and fixed charge coverage. The Revolver effectively restricts dividend payments that would cause a violation of the tangible net worth ratio covenant. The amount of the restriction on future dividend payments was $51 million at December 29, 2000.

The Company had an interest rate swap agreement in place whereby it fixed the underlying interest rate on $50 million of the Revolver at 5.76 percent. This contract matured on July 3, 2000. The cash flows related to the swap agreement were recorded as an adjustment to interest expense.

On December 29, 2000, the Company had lines of credit with U.S. and foreign banks of $95 million, including the $72 million Revolver. The unused portion of these credit lines was $66 million at December 29, 2000. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London interbank market. The weighted short-term borrowing rates were 6.2 percent, 5.4 percent and 6.3 percent for the years ended December 29, 2000, December 31, 1999, and December 25, 1998. The Company pays commitment fees of up to 0.175 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

G.  Shareholders' Equity

In July 1998 the Company repurchased 5.8 million shares of common stock for $190,887,000 from its largest shareholder, the Trust under the Will of Clarissa
L. Gray. The stock repurchase was funded with cash of $32,887,000 and $158,000,000 from the Revolver.

The Board of Directors declared a three-for-two stock split on December 8, 2000, to be distributed February 6, 2001, for shares outstanding on January 15, 2001. All stock option, share and per share data has been restated to reflect the split.

At December 29, 2000, the Company had 22,549 authorized, but not issued, cumulative preferred shares. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

The Company maintains a plan in which one preferred share purchase right ("Right") exists for each common share of the Company. Each Right will entitle its holder to purchase one four-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $180, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding common stock. The Rights expire in March 2010 and may be redeemed earlier by the Board of Directors for $.001 per Right.

H.  Stock Option and Purchase Plans

Stock Option Plans. In 1999, the Board of Directors approved an Employee Stock Incentive Plan, under which the Company grants stock options to employees who are not officers of the Company. The option price is the market price on the date the grant is approved and the options vest three years from the date of the grant and expire after ten years. 1,500,000 shares have been reserved for issuance under the Plan, with 1,497,600 remaining reserved at December 29, 2000.

The Company has a Long-Term Stock Incentive Plan, under which a total of 7,818,750 common shares have been reserved for issuance, with 3,547,620 shares remaining reserved at December 29, 2000. Grants under this Plan are in the form of restricted share awards and stock options. The option price is the market price on the date the grant is approved. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant. Restricted share awards of 963,914 common shares have been made to certain key employees under the Plan. No restricted share awards are outstanding at December 29, 2000 and there is no related compensation cost in 2000. Compensation cost charged to operations for the restricted share awards was $615,000 and $361,000 in 1999 and 1998.

The Company has a Non-employee Director Stock Option Plan, under which the Company makes initial and annual grants to the non-employee directors of the Company. Non-employee directors receive an initial option grant of 3,000 shares upon first appointment or election and an annual option grant of 2,500 shares. There are 450,000 common shares authorized for issuance under the Plan; 444,936 remained reserved at the end of 2000. The exercise price of each option is the fair market value at the date of grant. The options have a ten-year duration and may be exercised in equal installments over four years, beginning one year from the date of grant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

                                                       Weighted                       Weighted
                                                        Average                        Average
                                                       Exercise         Options       Exercise
                                         Options          Price     Exercisable          Price
------------------------------         ---------       --------     -----------       --------
Outstanding, December 26, 1997         1,655,577         $ 7.77         690,219         $ 5.82
  Granted                                479,625          19.86
  Exercised                             (213,083)          5.73
  Canceled                              (149,437)         11.89
                                       ---------       --------     -----------       --------
Outstanding, December 25, 1998         1,772,682         $10.86         766,329         $ 6.59
  Granted                                706,748          14.57
  Exercised                             (424,580)          4.82
  Canceled                               (55,705)         15.69
                                       ---------       --------     -----------       --------
Outstanding, December 31, 1999         1,999,145         $12.69       1,117,539         $10.00
  Granted                                438,000          20.59
  Exercised                             (387,597)         10.69
  Canceled                               (87,258)         15.39
                                       ---------       --------     -----------       --------
Outstanding, December 29, 2000         1,962,290         $14.74        943,151          $11.46
                                       =========       ========     ===========       ========

The following  table  summarizes   information   for  options   outstanding  and
exercisable at December 29, 2000:

                                                                                 Options
                                                     Options                 Exercisable
                                     Options     Outstanding                    Weighted
                                 Outstanding   Weighted Avg.                        Avg.
  Range of          Options    Weighted Avg.        Exercise       Options      Exercise
   Prices       Outstanding   Remaining Life           Price   Exercisable         Price
----------      -----------   --------------   -------------   -----------   -----------
   $ 4-10           515,519                2          $ 6.74       512,091        $ 6.72
    11-18           626,699                4           13.99       195,921         13.38
    19-24           820,072                5           20.34       235,139         20.17
                -----------   --------------   -------------   -----------   -----------
   $ 4-24         1,962,290                4          $14.74       943,151        $11.46

Stock Purchase Plans. Under the Company's Employee Stock Purchase Plan, 8,775,000 common shares have been reserved for sale to employees, 1,169,840 of which remained unissued at the end of 2000. The purchase price of the shares under the Plan is the lesser of 85 percent of the fair market value on the first day or the last day of the Plan year.

Non-employee Director Stock Plan. The Plan enables individual non-employee directors of the Company to elect to receive or defer all or part of a director's annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company's common stock instead of cash. The Company issued 6,927, 6,161 and 5,035 shares under this Plan during 2000, 1999 and 1998. The expense related to this Plan is not significant.

Stock-Based Compensation. No compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the Employee Stock Incentive Plan, the Long-Term Stock Incentive Plan and the Non-employee Director Stock Option Plan. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Company's net earnings and earnings per share would have been reduced as follows:

                                                  2000         1999         1998
------------------------------                 -------      -------      -------
Net earnings
  As reported                                  $70,108      $59,341      $47,263
  Pro forma                                     65,506       55,998       45,144
Net earnings per common share
  Basic as reported                            $  2.31      $  1.95      $  1.37
  Diluted as reported                             2.27         1.90         1.34
  Pro forma basic                                 2.16         1.84         1.31
  Pro forma diluted                               2.09         1.79         1.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                 2000         1999         1998
----------------------                           ----         ----         ----
Expected life in years                            6.1          5.3          8.0
Interest rate                                     6.4%         5.1%         5.5%
Volatility                                       44.5%        43.5%        40.2%
Dividend yield                                    1.8%         1.9%         1.5%

Based upon these assumptions, the weighted average fair value at grant date of options granted in 2000, 1999 and 1998 was $8.16, $5.19 and $8.25.

The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000         1999         1998
----------------------                           ----         ----         ----
Expected life in years                            1.0          1.0          1.0
Interest rate                                     6.4%         5.2%         5.5%
Volatility                                       45.2%        43.8%        40.2%
Dividend yield                                    1.9%         2.0%         1.5%

The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the Plan year was added to the fair value of the employees' purchase rights determined using Black-Scholes. The weighted average fair value per common share was $5.95, $4.08 and $5.23 in 2000, 1999 and 1998.

I.  Earnings per Share

Earnings per share for all years presented has been calculated to reflect the three-for-two stock split to be distributed February 6, 2001. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                                        2000        1999        1998
--------------------------------------------------------------------         -------     -------     -------
Numerator:
  Net earnings available to common shareholders                              $70,108     $59,341     $47,263
                                                                             -------     -------     -------
Denominators:
  Denominator for basic earnings per share - weighted average shares          30,407      30,372      34,412
  Dilutive effect of stock options computed based on the treasury
   stock method using the average market price                                   498         927         909
                                                                             -------     -------     -------
  Denominator for diluted earnings per share                                  30,905      31,299      35,321
                                                                             =======     =======     =======
Basic earnings per share                                                     $  2.31     $  1.95     $  1.37
                                                                             =======     =======     =======
Diluted earnings per share                                                   $  2.27     $  1.90     $  1.34
                                                                             =======     =======     =======

J.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $2,162,000, $2,008,000 and $1,989,000 in 2000, 1999 and 1998.

The Company's postretirement medical plan provides certain medical benefits for retired employees. U.S. employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the Plan.

The Company has non-contributory defined benefit pension plans covering substantially all U.S. employees and directors and some of the employees of the Company's non-U.S. subsidiaries. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the Plans' investment in the common stock of the Company was $16,090,000 and $19,472,000 at December 29, 2000 and December 31, 1999. The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the periods ending December 29, 2000 and December 31, 1999, and a statement of the funded status as of the same dates.



                                                     Pension Benefits          Other Benefits
                                                   -------------------      -------------------
(In thousands)                                         2000       1999          2000       1999
------------------------------------               --------   --------      --------   --------
Reconciliation of benefit obligation
Obligation, beginning of year                      $102,040   $ 95,141      $ 15,430   $ 15,623
Service cost                                          3,733      3,517           459        482
Interest cost                                         6,961      6,267         1,063        995
Acquisition                                              --      2,671            --         --
Curtailment                                              --       (541)           --         --
Actuarial (gain) loss                                   211     (2,162)          537       (573)
Benefit payments                                     (3,363)    (2,853)       (1,191)    (1,097)
                                                   --------   --------      --------   --------
Obligation, end of year                            $109,582   $102,040      $ 16,298   $ 15,430
                                                   --------   --------      --------   --------

Reconciliation  of fair  value of plan assets
Fair value, beginning of year                      $135,997   $103,106      $    --    $     --
Actual return on assets                               3,770     35,454           --          --
Employer contribution                                   412        264        1,191       1,097
Benefit payments                                     (3,363)    (2,827)      (1,191)     (1,097)
                                                   --------   --------      --------   --------
Fair value, end of year                            $136,816   $135,997      $     --   $     --
                                                   --------   --------      --------   --------

Funded status
Funded status over (under), end of year            $ 27,234   $ 33,957      $(16,298)  $(15,430)
Unrecognized transition (asset) obligation              (64)       (68)           --         --
Unrecognized prior service cost                       1,734      1,954            --         --
Unrecognized (gain) loss                            (35,946)   (46,058)          645        107
                                                   --------   --------      --------   --------
Net                                                $ (7,042)  $(10,215)     $(15,653)  $(15,323)
                                                   ========   ========      ========   ========

The following table provides the amounts included in the Statement of Financial Position as of December 29, 2000 and December 31, 1999.

                                                     Pension Benefits          Other Benefits
                                                   --------------------     -------------------
(In thousands)                                         2000       1999          2000       1999
-------------------------                          --------   --------      --------   --------
Accrued benefit liability                          $(10,018)  $(10,659)     $(15,653)  $(15,323)
Other assets                                          2,976        427            --         --
                                                   --------   --------      --------   --------
Net                                                $ (7,042)  $(10,232)     $(15,653)  $(15,323)
                                                   ========   ========      ========   ========

The components of net periodic benefit cost for the plans for 2000, 1999 and 1998 were as follows:

                                                                 Pension Benefits                Other Benefits
                                                         ------------------------------     --------------------------
(In thousands)                                               2000       1999       1998       2000       1999     1998
------------------------------------------------         --------   --------   --------     ------     ------   ------
Service cost - benefits earned during the period         $  3,733   $  3,517   $  2,959     $  459     $  482   $  442
Interest cost on projected benefit obligation               6,961      6,267      5,595      1,063        995      954
Expected return on assets                                 (12,086)   (11,189)    (9,711)        --         --       --
Amortization of transition (asset) obligation                  (3)        (4)        (3)        --         --       --
Amortization of prior service cost                            220        231        230         --         --       --
Amortization of net (gain) loss                            (2,707)      (629)    (1,067)        --         --       --
Cost of pension plans which are not significant
  and have not adopted SFAS No. 87                            130        266        371        N/A        N/A      N/A
                                                         --------   --------   --------     ------     ------   ------
Net periodic benefit (credit) cost                         (3,752)    (1,541)    (1,626)     1,522      1,477    1,396
                                                         --------   --------   --------     ------     ------   ------
Curtailment gain                                               --       (541)      (239)        --         --       --
Settlement gain                                                --         --       (271)        --         --       --
                                                         --------   --------   --------     ------     ------   ------
Net periodic benefit (credit) cost after
  curtailments and settlements                           $ (3,752)  $ (2,082)  $ (2,136)    $1,522     $1,477   $1,396
                                                         ========   ========   ========     ======     ======   ======

The Company's retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the Accumulated Postretirement Benefit Obligation (APBO), a 6 percent maximum annual trend rate for healthcare costs was assumed for the year ending December 29, 2000. This rate is assumed to remain constant through the year 2001, decline to 5.5 percent in 2002 and 4.5 percent in 2003, and remain at that level thereafter. The other assumptions used in the measurement of the Company's benefit obligation are shown below:

                                       Pension Benefits               Other Benefits
                                     --------------------          --------------------
Weighted average assumptions         2000    1999    1998          2000    1999    1998
----------------------------         ----    ----    ----          ----    ----    ----
Discount rate                         7.0%    6.5%    6.5%          7.0%    6.5%    7.0%
Expected return on assets             9.0%   11.0%   11.0%          N/A     N/A     N/A
Rate of compensation increase         3.6%    3.6%    3.3%          N/A     N/A     N/A
                                     ====    ====    ====          ====    ====    ====

At December 29, 2000, a 1 percent change in assumed healthcare cost trend rates would have the following effects:

(In thousands)                                                 1% Increase     1% Decrease
----------------------------------------------------------     -----------     -----------
Effect on total of service and interest cost components of
  net periodic postretirement healthcare benefit cost               $  247         $  (200)

Effect on the healthcare component of the accumulated
  postretirement benefit obligation                                 $2,276         $(1,882)
                                                               -----------     -----------

K.  Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments at December 29, 2000, under operating leases with non-cancelable terms of more than one year, were $6,230,000, payable as follows:

                                                           Vehicles &
(In thousands)                              Buildings       Equipment      Total
--------------                              ---------       ---------     ------
2001                                           $1,533          $1,128     $2,661
2002                                              969             692      1,661
2003                                              930             454      1,384
2004                                              280             183        463
2005                                               46              15         61
Thereafter                                         --              --         --
                                            ---------       ---------     ------
Total                                          $3,758          $2,472     $6,230
                                            =========       =========     ======

Total rental expense was $2,499,000 for 2000, $3,492,000 for 1999 and $3,307,000
for 1998.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the heading "Executive Officers of the Company" in Part I of this 2000 Annual Report on Form 10-K and the information under the headings "Election of Directors, Nominees and Other Directors" on pages 2 through 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15, of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, to be held on May 1, 2001 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" on pages 6 through 13 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of the Management Organization and Compensation Committee" and "Comparative Stock Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Beneficial Ownership of Shares" on pages 14 through 15 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading "Certain Business Relationships" on page 14 of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, to be held on May 1, 2001 (the "Proxy Statement"), is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements
            See Part II

      (2)   Financial Statement Schedule                                    Page
                                                                            ----
              o  Schedule II - Valuation and Qualifying Accounts..............31

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (3)   Management Contract, Compensatory Plan or Arrangement.
              (See Exhibit Index).............................................33

            Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

(b)         Reports on Form 8-K
            There were no reports on Form 8-K for the thirteen weeks ended December 29, 2000.

(c)         Exhibit Index ....................................................33

Schedule II - Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

                                                       Additions
                                         Balance at   charged to   Deductions         Change<F3>      Balance
                                          beginning    costs and         From            Add        at end of
Description                                 of year     expenses     Reserves        (Deduct)     end of year
-----------------------------------     -----------   ----------   ----------        --------     -----------
Year ended December 29, 2000:
  Allowance for doubtful accounts            $2,500       $  100       $  300<F1>                      $2,300
  Allowance for returns and credits           2,000        7,300        6,900<F2>                       2,400
                                        -----------   ----------   ----------        --------     -----------
                                             $4,500       $7,400       $7,200                          $4,700
                                        -----------   ----------   ----------        --------     -----------
Year ended December 31, 1999:
  Allowance for doubtful accounts            $2,600       $  300       $  600<F1>        $200          $2,500
  Allowance for returns and credits           1,800        6,000        5,800<F2>                       2,000
                                        -----------   ----------   ----------        --------     -----------
                                             $4,400       $6,300       $6,400            $200          $4,500
                                        ===========   ==========   ==========        ========     ===========
Year ended December 25, 1998:
  Allowance for doubtful accounts            $2,200       $  900       $  500<F1>                      $2,600
  Allowance for returns and credits           1,900        3,400        3,500<F2>                       1,800
                                        -----------   ----------   ----------        --------     -----------
                                             $4,100       $4,300       $4,000                          $4,400
                                        ===========   ==========   ==========        ========     ===========

<F1>
1 Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
<F2>
2    Credits issued and returns processed.
<F3>
3    Assumed or established in connection with acquisition.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.


  /s/GEORGE ARISTIDES                                 March 16, 2001
  -------------------                                 --------------
  George Aristides
  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/GEORGE ARISTIDES                                 March 16, 2001
  -------------------                                 --------------
  George Aristides
  Chief Executive Officer
  (Principal Executive Officer)


  /s/MARK W. SHEAHAN                                  March 16, 2001
  ------------------                                  --------------
  Mark W. Sheahan
  Vice President and Treasurer
  (Principal Financial Officer)


  /s/JAMES A. GRANER                                  March 16, 2001
  ------------------                                  --------------
  James A. Graner
  Vice President and Controller
  (Principal Accounting Officer)



D. A. Koch             Director, Chairman of the Board
G. Aristides           Director
R. O. Baukol           Director
R. G. Bohn             Director
W. J. Carroll          Director
D. D. Johnson          Director
L. R. Mitau            Director
M. A.M. Morfitt        Director
M. H. Rauenhorst       Director
J. L. Scott            Director
W. G. Van Dyke         Director

George Aristides, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


  /s/GEORGE ARISTIDES                                 March 16, 2001
  -------------------                                 --------------
  George Aristides
  (For himself and as attorney-in-fact)

Exhibit Index

      Exhibit
       Number     Description
      -------     -----------

          3.1     Restated  Articles  of  Incorporation  as  amended December 8,
                  2000.

          3.2     Restated Bylaws as amended September 29, 2000.

          4.1 Rights Agreement dated as of February 25, 2000, between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K dated February 25, 2000.)

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

        *10.1 2000 Corporate and Business Unit Annual Bonus Plan. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 2000.)

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

        *10.4 Chairman's Award Plan. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 7, 1988.)

        *10.5 Long Term Stock Incentive Plan, as amended and restated December 10, 1999. (Incorporated by reference to Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K.)

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

        *10.30 Separation and Release Agreement between James A. Earnshaw and the Company dated December 31, 1999. (Incorporated by reference to Exhibit 10.30 to the Company's 1999 Annual Report on Form 10-K.)

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

        *10.35 Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.35 to the Company's 1999 Annual Report on Form 10-K.)

        *10.36 Stock Option Agreement. Form of agreement under the Long Term Stock Incentive Plan dated December 12, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 2000.)

        *10.37 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to one executive officer dated February 9, 2000. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 2000.)

        *10.38 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to one executive officer dated February 24, 2000. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 2000.)

        *10.39 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to one executive officer dated February 23, 2001.

        *10.40 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to one executive officer dated February 23, 2001.

        *10.41    Stock Option Agreement. Form of  agreement used  for award  of
                  non-incentive  stock  options  to  selected  officers,   dated
                  February 23, 2001.

         11       Statement  of  Computation of  Earnings per share  included in
                  Note I on page 27.

         21       Subsidiaries of the Registrant included herein on page 37.

         23       Independent Auditors' Consent included herein on page 37.

         24       Power of Attorney included herein on page 38.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company:

                                       Jurisdiction     Percentage of Voting
                                       of               Securities Owned by
   Subsidiary                          Organization     the Company
   ----------------------------        ------------     --------------------
   Equipos Graco Argentina S.A.        Argentina             100%*
   Graco Barbados FSC Limited          Barbados              100%
   Graco Canada Inc.                   Canada                100%
   Graco do Brasil Limitada            Brazil                100%*
   Graco Europe N.V.                   Belgium               100%*
   Graco GmbH                          Germany               100%
   Graco Hong Kong Limited             Hong Kong             100%*
   Graco K.K.                          Japan                 100%
   Graco Korea Inc.                    Korea                 100%
   Graco Limited                       England               100%*
   Graco Minnesota Inc.                United States         100%
   Graco N.V.                          Belgium               100%*
   Graco S.A.S.                        France                100%
   Graco South Dakota Inc.             United States         100%***
   Graco S.r.l.                        Italy                 100%*
   Graco Verfahrenstechnik GmbH        Germany               100%**
   ----------------------------        ------------     --------------------

* Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.
** Shares 100% held by Graco N.V.
***Shares 100% held by Graco Minnesota Inc.

Exhibit 23

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 33-54205, No. 333-03459, and No. 333-7530 on Form
S-8 of our report dated January 22, 2001, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 29, 2000.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
March 16, 2001

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints George Aristides or Mark W. Sheahan, that person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person's name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 29, 2000, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

                                                Date
                                                ------------------

         /s/G. Aristides                        February 23, 2001
---------------------------------               ------------------
         G. Aristides

         /s/R. O. Baukol                        February 23, 2001
---------------------------------               ------------------
         R. O. Baukol

         /s/R. G. Bohn                          February 23, 2001
---------------------------------               ------------------
         R. G. Bohn

         /s/W. J. Carroll                       February 23, 2001
---------------------------------               ------------------
         W. J. Carroll

         /s/J. K. Gilligan                      February 23, 2001
---------------------------------               ------------------
         J. K. Gilligan

         /s/D. D. Johnson                       February 23, 2001
---------------------------------               ------------------
         D. D. Johnson

         /s/D. A. Koch                          February 23, 2001
---------------------------------               ------------------
         D. A. Koch

         /s/L. R. Mitau                         February 23, 2001
---------------------------------               ------------------
         L. R. Mitau

         /s/M. A.M. Morfitt                     February 23, 2001
---------------------------------               ------------------
         M. A.M. Morfitt

         /s/M. H. Rauenhorst                    February 23, 2001
---------------------------------               ------------------
         M. H. Rauenhorst

         /s/J. L. Scott                         February 23, 2001
---------------------------------               ------------------
         J. L. Scott

         /s/W. G. Van Dyke                      February 23, 2001
---------------------------------               ------------------
         W. G. Van Dyke