Form 10-Q
period 2001-03-30
GRACO INC
filed 2001-05-11
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended March 30, 2001

Commission File Number:  001-9249
                         --------


                                   GRACO INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      Minnesota                                        41-0285640
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


      88 - 11th Avenue N.E.
     Minneapolis, Minnesota                                             55413
---------------------------------------                               ----------
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

           30,794,894 common shares were outstanding as of May 3, 2001.

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


         2001 Executive Corporate and SBU Bonus Plan                  Exhibit 10

         Non-employee Director Stock Option Plan, as amended and
                  Restated February 23, 2001                        Exhibit 10.1

         Computation of Net Earnings per Common Share                 Exhibit 11

                                     PART I

                           GRACO INC. AND SUBSIDIARIES

Item I.              CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                                                            Thirteen Weeks Ended
                                                            --------------------
                                                    March 30, 2001      March 31, 2000
                                                    --------------      --------------
                                                 (In thousands except per share amounts)

Net Sales                                                 $109,814            $122,227

     Cost of products sold                                  54,676              60,098
                                                    --------------      --------------


Gross Profit                                                55,138              62,129

     Product development                                     6,287               5,024
     Selling, marketing and distribution                    20,672              23,814
     General and administrative                              7,696               8,644
                                                    --------------      --------------


Operating Profit                                            20,483              24,647

     Interest expense                                          450               1,235
     Other (income) expense, net                               213                 437
                                                    --------------      --------------


Earnings Before Income Taxes                                19,820              22,975

     Income taxes                                            6,700               8,000
                                                    --------------      --------------

Net Earnings                                              $ 13,120            $ 14,975
                                                    ==============      ==============

Basic Net Earnings Per Common Share                       $    .43            $    .49
                                                    ==============      ==============
Diluted Net Earnings Per Common Share                     $    .42            $    .48
                                                    ==============      ==============



                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                    March 30, 2001         Dec. 29, 2000
                                                    --------------         -------------

                    ASSETS
Current Assets:
      Cash and cash equivalents                           $  4,682             $  11,071
      Accounts receivable, less allowances
        of $4,800 and $4,700                                83,301                85,836
      Inventories                                           41,177                33,079
      Deferred income taxes                                 11,627                11,574
      Other current assets                                   2,565                 2,182
                                                    --------------         -------------
           Total current assets                            143,352               143,742

 Property, Plant and Equipment:
      Cost                                                 193,942               186,872
      Accumulated depreciation                            (106,615)             (102,883)
                                                    --------------         -------------
                                                            87,327                83,989

 Other Assets                                               20,840                10,245
                                                    --------------         -------------

                                                          $251,519             $ 237,976
                                                    ==============         =============


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Notes payable to banks                              $ 14,241             $  15,713
      Current portion of long-term debt                      1,050                 1,310
      Trade accounts payable                                12,742                12,899
      Salaries, wages & commissions                          7,962                14,532
      Accrued insurance liabilities                         10,925                10,622
      Income taxes payable                                  10,678                 4,642
      Other current liabilities                             20,026                22,123
                                                    --------------         -------------
           Total current liabilities                        77,624                81,841

 Long-term Debt, less current portion                       20,500                18,050

 Retirement Benefits and Deferred                           27,106                27,230
   Compensation

 Shareholders' Equity:
      Common stock                                          30,778                20,274
      Additional paid-in capital                            45,902                39,954
      Retained earnings                                     49,992                50,233
      Other, net                                              (383)                  394
                                                    --------------         -------------
               Total shareholders' equity                  126,289               110,855
                                                    --------------         -------------

                                                          $251,519             $ 237,976
                                                    ==============         =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Thirteen Weeks
                                                                --------------
                                                        March 30, 2001      March 31, 2000
                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             (In thousands)

Net Earnings                                                   $13,120             $14,975
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation and amortization                          4,240               4,005
          Deferred income taxes                                   (182)                127
          Change in:
               Accounts receivable                               4,065              (9,733)
               Inventories                                      (5,510)             (4,255)
               Trade accounts payable                             (358)              1,941
               Salaries, wages and commissions                  (6,569)             (3,283)
               Retirement benefits and deferred
                 compensation                                      272                 124
               Other accrued liabilities                         2,832               5,267
               Other                                              (789)               (356)
                                                        --------------      --------------
                                                                11,121               8,812
                                                        --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Property, plant and equipment additions                    (6,203)             (2,968)
     Proceeds from sale of property, plant
          and equipment                                             45                  58
     Acquisition of business, net of cash acquired             (15,949)                  -
                                                        --------------      --------------
                                                               (22,107)             (2,910)
                                                        --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable and lines of credit            36,274              47,979
     Payments on notes payable and lines of credit             (37,307)            (49,939)
     Borrowings on long-term debt                               23,000              20,000
     Payments on long-term debt                                (20,810)            (17,265)
     Common stock issued                                         6,320               6,632
     Retirement of common stock                                   (177)            (15,300)
     Cash dividends paid                                        (3,044)             (2,862)
                                                        --------------      --------------
                                                                 4,256             (10,755)
                                                        --------------      --------------

Effect of exchange rate changes on cash                            341               1,099
                                                        --------------      --------------

Net increase (decrease) in cash and cash                        (6,389)             (3,754)
equivalents

Cash and cash equivalents:

     Beginning of year                                          11,071               6,588
                                                        --------------      --------------

     End of Period                                             $ 4,682             $ 2,834
                                                        ==============      ==============


                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 30, 2001, and the related statements of earnings and cash flows for the thirteen weeks then ended, have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 30, 2001, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):

                                                 Mar. 30, 2001    Dec. 29, 2000
                                                 -------------    -------------
      Finished products and components                 $29,675          $26,812
      Products and components in various
         stages of completion                           21,961           20,153
      Raw materials                                     22,601           19,259
                                                  ------------    -------------
                                                        74,237           66,224
      Reduction to LIFO cost                           (33,060)         (33,145)
                                                  ------------    -------------
                                                       $41,177          $33,079
                                                  ============    =============

                           GRACO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating profit by segment for the thirteen weeks ended March 30, 2001 and March 31, 2000 are as follows (in thousands):

                                             Mar. 30, 2001    Mar. 31,2000
                                             -------------    ------------
      Net Sales

      Industrial/Automotive                       $ 47,649        $ 56,831
      Contractor                                    49,901          54,481
      Lubrication                                   12,264          10,915
                                             -------------    ------------

      Total                                       $109,814        $122,227
                                             =============    ============

      Operating Profit

      Industrial/Automotive                       $  9,394        $ 12,507
      Contractor                                     8,620          10,486
      Lubrication                                    2,956           2,316
      Unallocated Corporate
         Expenses                                     (487)           (662)
                                             -------------    ------------

      Consolidated Operating Profit               $ 20,483        $ 24,647
                                             =============    ============


4. There have been no changes to the components of comprehensive income from those noted in the 2000 Form 10-K. Total comprehensive income for the quarter was $12.4 million in 2001 and $14.2 million in 2000.

5. The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on December 30, 2000, resulted in no transition adjustment. See Note A to financial statements included in the Company's 2000 Form 10-K for a description of the Company's use of derivative instruments and hedging activities.

6. On March 19, 2001, the Company purchased ASM Company, Inc. for $16 million cash. Based on management's estimates of value, the purchase price has been allocated to net tangible assets of approximately $5 million and intangible assets totaling approximately $11 million. Intangible assets are included in the other assets caption on the consolidated balance sheets. The purchase price allocation is subject to adjustment upon completion of an independent appraisal. ASM manufactures and markets spray tips, guns, poles and other accessories for the professional painter. ASM had sales of approximately $11 million in 2000.

Item 2.                     GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales and earnings in the first quarter decreased from last year. The impact of reduced sales on net earnings was mitigated by a reduction of expenses. The increase in product development expense was more than offset by reductions in other operating expenses.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                March 30, 2001     March 31,2000
                                                --------------     -------------
Net Sales                                            100.0%           100.0%
Cost of products sold                                 49.8             49.2
Product development                                    5.7              4.1
Selling, marketing and distribution                   18.8             19.5
General and administrative                             7.0              7.0
                                                --------------     -------------
Operating Profit                                      18.7             20.2
Interest expense                                       0.4              1.0
Other (income) expense, net                            0.2              0.4
                                                --------------     -------------
Earnings Before Income Taxes                          18.1             18.8
Income taxes                                           6.1              6.5
                                                --------------     -------------
Net Earnings                                          12.0%            12.3%
                                                ==============     =============

Net Sales

Net sales in the first quarter of 2001 were down 10 percent from first quarter 2000. Economic conditions in North America led to reduced demand and lower sales in the Industrial / Automotive segment (down 16 percent) and the Contractor Equipment segment (down 8 percent). Lubrication Equipment segment sales (up 12 percent) were helped by new products launched last September and large sales to several key customers. Within the Contractor Equipment segment, sales in the home center channel were $9.3 million, up 3 percent from the first quarter of 2000. The Company began selling through the home center channel in January 2000, and most of the sales in the first quarter of 2000 were initial stocking orders.

Geographically, sales in the Americas decreased 13 percent. In Europe, sales measured in local currencies increased 2 percent, but decreased 4 percent after unfavorable currency translation. Asia Pacific sales were 3 percent lower than last year, but would have increased 4 percent if translated at consistent exchange rates. Fluctuations in exchange rates adversely impacted consolidated net sales for the quarter by approximately $2 million.


Gross Profit

Gross profit as a percentage of net sales was 50.2 percent compared to 50.8 percent last year. Gross profit as a percentage of net sales would have decreased only .2 percentage points if sales and cost of products sold were translated at consistent exchange rates.


Operating Expenses

Product development expense increased 25 percent from the first quarter of 2000, as several new products approached launch dates. Other operating expenses decreased commensurate with reduced sales levels. Selling, marketing and distribution expense decreased 13 percent and decreased as a percentage of sales to 18.8 percent from 19.5 percent. First quarter 2000 included significant spending related to the introduction of new products and entry into the home center channel. General and administrative expenses were down 11 percent due to controls placed on spending, including restrictions on discretionary items, and the impact of reduced sales on incentive bonus provisions.


Interest Expense and Other Income (Expense)

Interest expense decreased due to reduced debt levels.


Liquidity and Capital Resources
-------------------------------

The Company generated $11.1 million of cash flow from operating activities in the first three months of 2000, compared to $8.8 million for the same period last year. Significant uses of cash in 2001 included the acquisition of ASM Company, Inc. and the construction in progress of expanded manufacturing, warehouse and office facilities in Minneapolis. In 2000, the Company utilized cash flow to retire $15.3 million of common stock. The Company plans to expand its Sioux Falls, South Dakota manufacturing facilities to accommodate the move of ASM operations from its current location in California. The Company had unused lines of credit available at March 30, 2001 totaling $90 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.


Outlook
-------

The Company remains cautious about its outlook for 2001, as the North American economy has slowed down considerably from the levels of a year ago. Nonetheless, management remains confident that the Company will continue to post good results in light of the circumstances. Management expects to generate incremental revenues and profits by aggressively implementing growth strategies of developing new products, expanding distribution, entering new markets and pursuing strategic acquisitions.



SAFE HARBOR CAUTIONARY STATEMENT

The information in this 10-Q contains "forward-looking statements" about the Company's expectations of the future, which are subject to certain risk factors that could cause actual results to differ materially from those expectations. These factors include economic conditions in the United States and other major world economies, currency exchange fluctuations and additional factors identified in Exhibit 99 to the Company's Report on Form 10-K for fiscal year 2000.

                                     PART II



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                2001 Executive Corporate and SBU Bonus Plan           Exhibit 10

                Non-employee Director Stock Option Plan,
                   as amended and restated February 23, 2001        Exhibit 10.1

                Computation of Net Earnings per Common Share          Exhibit 11


          (b)   Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GRACO INC.



Date:             May 1, 2001             By:    /s/George Aristides
       --------------------------------      -----------------------------------
                                              George Aristides
                                              Chief Executive Officer



Date:             May 1, 2001             By:    /s/James A. Graner
       --------------------------------        ---------------------------------
                                              James A. Graner
                                              Vice President & Controller
                                              ("duly authorized officer")