Form 10-Q/A
period 1999-06-25
GRACO INC
filed 2001-06-07
CIK 42888

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



88-11th Avenue N.E.
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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 4, 1999, James A. Earnshaw, David A. Koch, Richard D. McFarland, Lee R. Mitau, and Martha A.M. Morfitt were elected to the office of Director with the following votes:

                                               FOR                      WITHHELD
                                               ---                      --------
James A. Earnshaw                       16,523,453                        61,224
David A. Koch                           16,552,963                        61,715
Richard D. McFarland                    16,506,598                        78,080
Lee R. Mitau                            16,517,404                        67,274
Martha A.M. Morfitt                     16,515,833                        68,845

At the same meeting, the following matters were also voted upon with the votes as indicated:

The approval of the Executive Officer Annual Incentive Bonus Plan with the following votes:

           FOR          AGAINST          ABSTENTIONS             BROKER NON-VOTE
           ---          -------          -----------             ---------------
        15,778,449      650,470            155,759                      0

The selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

           FOR          AGAINST          ABSTENTIONS             BROKER NON-VOTE
           ---          -------          -----------             ---------------
        16,432,643       47,292            104,742                      0

No other matters were voted on at the meeting.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                             GRACO INC.


Date: May   , 2001                       By: /s/George Aristides
                                             -----------------------------------
                                             George Aristides
                                             Chairman of the Board and
                                                Chief Executive Officer





Date: May   , 2001                      By: /s/James A. Graner
                                             -----------------------------------
                                             James A. Graner
                                             Vice President & Controller
                                             ("duly authorized officer")