Form 10-Q/A
period 2000-06-30
GRACO INC
filed 2001-06-07
CIK 42888

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

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                       3
                     Consolidated Balance Sheets                               4
                     Consolidated Statements of Cash Flows                     5
                     Notes to Consolidated Financial Statements              6-7


         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                  8-10

PART II  OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders         11

         Item 6.  Exhibits and Reports on Form 8-K                            11


         SIGNATURES                                                           12


         Computation of Net Earnings per Common Share                 Exhibit 11
         Financial Data Schedule (EDGAR filing only)                  Exhibit 27

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 2, 2000, George Aristides, Ronald O. Baukol, Robert G. Bohn and Willaim J. Carroll were elected to the Office of Director with the following votes:

                                                        FOR             WITHHELD
                                                        ---             --------
George Aristides                                 18,074,462              523,537
Ronald O. Baukol                                 18,459,654              138,344
Robert G. Bohn                                   18,438,519              159,479
William J. Carroll                               18,436,251              161,747

At the same meeting, the following matters were also voted upon with the votes as indicated:

The adoption of an amendment to the Company's Restated Articles of Incorporation was approved, with the following votes:

        FOR             AGAINST          ABSTENTIONS             BROKER NON-VOTE
        ---             -------          -----------             ---------------
    10,795,227         6,245,013           104,070                  1,453,688

The selection of Deloitte & Touche as independent auditors for the current year was approved and ratified, with the following votes:

        FOR             AGAINST          ABSTENTIONS             BROKER NON-VOTE
        ---             -------          -----------             ---------------
    18,524,883          38,535              34,579                      0

No other matters were voted on at the meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GRACO INC.

Date: May   , 2001                        By:    /s/George Aristides
      ------------                               -------------------------------
                                                 George Aristides
                                                 Chairman of the Board and
                                                   Chief Executive Officer





Date: May   , 2001                        By:    /s/James A. Graner
      ------------                               -------------------------------
                                                 James A. Graner
                                                 Vice President & Controller
                                                 ("duly authorized officer")