Form 10-Q
period 2001-06-29
GRACO INC
filed 2001-08-03
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 29, 2001

Commission File Number:  001-9249
                         --------


                                   GRACO INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      Minnesota                                      41-0285640
------------------------               ---------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)


      88 - 11th Avenue N.E.
      Minneapolis, Minnesota                                           55413
----------------------------------------                            ------------
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

         31,109,237 common shares were outstanding as of July 27, 2001.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                       3
                     Consolidated Balance Sheets                               4
                     Consolidated Statements of Cash Flows                     5
                     Notes to Consolidated Financial Statements              6-8

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                  9-11

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         12

         Item 6.  Exhibits and Reports on Form 8-K                            13

         SIGNATURES                                                           14

         Graco Inc. Stock Incentive Plan, dated May 1, 2001         Exhibit 10.1

         Letter Agreement with President and Chief Executive
         Officer, dated June 5, 2001                                Exhibit 10.2

         Executive Long Term Incentive Agreement. Form of agreement used for award of restricted stock to one executive
         officer, dated June 25, 2001                               Exhibit 10.3

         Key Employee Agreement between the Company and one
         executive officer, dated June 25, 2001                     Exhibit 10.4

         Stock Option Agreement.  Form of agreement used for
         award of non-incentive stock options to one executive
         officer, dated June 25, 2001                               Exhibit 10.5

         Computation of Net Earnings per Common Share                 Exhibit 11

                                     PART I

                           GRACO INC. AND SUBSIDIARIES
Item I.               CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                       Thirteen Weeks Ended        Twenty-six Weeks Ended
                                       --------------------        ----------------------
                                    June 29, 2001 June 30, 2000  June 29, 2001 June 30, 2000
                                    ------------- -------------  ------------- -------------
Net Sales                                $130,873      $132,768       $240,687      $254,995

  Cost of products sold                    66,620        66,666        121,296       126,764
                                        ---------     ---------      ---------     ---------

Gross Profit                               64,253        66,102        119,391       128,231

  Product development                       5,711         4,896         11,998         9,920
  Selling, marketing and distribution      20,441        22,360         41,113        46,174
  General and administrative                9,597         8,810         17,293        17,454
                                        ---------     ---------      ---------     ---------

Operating Earnings                         28,504        30,036         48,987        54,683

  Interest expense                            355         1,302            805         2,537
  Other expense                               601           803            814         1,240
                                        ---------     ---------      ---------     ---------

Earnings Before Income Taxes               27,548        27,931         47,368        50,906

  Income taxes                              9,300         9,600         16,000        17,600
                                        ---------     ---------      ---------     ---------


Net Earnings                             $ 18,248      $ 18,331       $ 31,368      $ 33,306
                                        =========     =========      =========     =========

Basic Net Earnings
  Per Common Share                       $    .59      $    .60       $   1.02      $   1.09
                                        =========     =========      =========     =========

Diluted Net Earnings
  Per Common Share                       $    .58      $    .59       $   1.00      $   1.08
                                        =========     =========      =========     =========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   (Unaudited)

                                                 June 29, 2001     Dec. 29, 2000
                                                 -------------     -------------
   ASSETS
   Current Assets:
      Cash and cash equivalents                       $  7,215          $ 11,071
      Accounts receivable, less allowances
       of $4,900 and $4,700                             89,555            85,836
      Inventories                                       37,568            33,079
      Deferred income taxes                             11,286            11,574
      Other current assets                               2,725             2,182
                                                      --------          --------
         Total current assets                          148,349           143,742

   Property, Plant and Equipment:
      Cost                                             196,546           186,872
      Accumulated depreciation                        (107,403)         (102,883)
                                                      --------          --------
                                                        89,143            83,989

   Other Assets                                         20,995            10,245
                                                      --------          --------

                                                      $258,487          $237,976
                                                      ========          ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
      Notes payable to banks                          $ 11,890          $ 15,713
      Current portion of long-term debt                  1,050             1,310
      Trade accounts payable                            13,847            12,899
      Salaries, wages and commissions                    8,715            14,532
      Accrued insurance liabilities                     11,466            10,622
      Income taxes payable                               7,505             4,642
      Other current liabilities                         21,814            22,123
                                                      --------          --------
         Total current liabilities                      76,287            81,841

   Long-term Debt, less current portion                 11,500            18,050

   Retirement Benefits and Deferred Compensation        27,160            27,230

   Shareholders' Equity:
      Common stock                                      31,087            20,274
      Additional paid-in capital                        50,087            39,954
      Retained earnings                                 63,386            50,233
      Other, net                                        (1,020)              394
                                                      --------          --------
         Total shareholders' equity                    143,540           110,855
                                                      --------          --------

                                                      $258,487          $237,976
                                                      ========          ========

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                         Twenty-six Weeks
                                                         ----------------
                                                  June 29, 2001    June 30, 2000
                                                  -------------    -------------
  Cash Flows from Operating Activities:
   Net Earnings                                          $31,368          $33,306
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                     8,946            7,996
         Deferred income taxes                               123              (23)
         Loss on sale of fixed assets                        148              116
         Change in:
           Accounts receivable                            (2,520)          (7,014)
           Inventories                                    (2,013)             697
           Trade accounts payable                            732           (2,197)
           Salaries, wages and commissions                (5,716)          (1,538)
           Retirement benefits and deferred               (1,040)          (2,035)
             compensation
           Other accrued liabilities                       2,421              674
           Other                                          (1,064)            (667)
                                                         -------          -------
                                                          31,385           29,315
                                                         -------          -------
   Cash Flows from Investing Activities:
     Property, plant and equipment additions             (12,084)          (5,932)
     Proceeds from sale of property, plant and               105               78
       equipment
     Acquisition of business, net of cash acquired       (15,949)               -
                                                         -------          -------
                                                         (27,928)          (5,854)
                                                         -------          -------
   Cash Flows from (for) Financing Activities:
     Borrowings on notes payable and lines of credit     106,130          109,026
     Payments on notes payable and lines of credit      (109,598)        (110,496)
     Borrowings on long-term debt                         21,000           24,090
     Payments on long-term debt                          (27,810)         (31,715)
     Common stock issued                                  10,951            6,949
     Retirement of common stock                           (2,025)         (18,966)
     Cash dividends paid                                  (6,123)          (5,703)
                                                         -------          -------
                                                          (7,475)         (26,815)
   Effect of exchange rate changes on cash                   162            1,133
                                                         -------          -------
   Net increase (decrease) in cash and cash equivalents   (3,856)          (2,221)
   Cash and cash equivalents:
     Beginning of year                                    11,071            6,588
                                                         -------          -------
     End of Period                                       $ 7,215          $ 4,367
                                                         ========         =======

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 29, 2001, and the related statements of earnings for the thirteen and twenty-six weeks ended June 29, 2001 and June 30, 2000, and cash flows for the twenty-six weeks ended June 29, 2001 and June 30, 2000 have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 29, 2001, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):


                                                   June 29, 2001  Dec. 29, 2000
                                                   -------------  -------------
      Finished products and components                  $27,053         $26,812
      Products and components in various stages
         of completion                                   21,508          20,153
      Raw materials and purchased components             21,837          19,259
                                                   ------------    ------------
                                                         70,398          66,224
      Reduction to LIFO cost                            (32,830)       ( 33,145)
                                                   ------------    ------------
                                                        $37,568         $33,079
                                                   =============  =============

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.    Other assets consist of the following (in thousands):

                                                    June 29, 2001  Dec. 29, 2000
                                                    -------------  -------------


      Identifiable intangibles, net of accumulated
         amortization of $3,828 and $2,761               $ 7,609         $ 5,576

      Goodwill, net of accumulated amortization
         of $278 and $67                                   7,993              52
      Prepaid pension                                      4,541           2,976
      Other                                                  852           1,641
                                                    -------------  -------------
                                                         $20,995         $10,245
                                                    =============  =============

4. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating profit by segment for the thirteen and twenty-six weeks ended June 29, 2001 and June 30, 2000 were as follows (in thousands):

                              Thirteen Weeks Ended        Twenty-six Weeks Ended
                              --------------------        ----------------------
                           June 29, 2001  June 30, 2000  June 29, 2001  June 30,2000
                           -------------  -------------  -------------  ------------
   Net Sales
   Industrial/Automotive        $ 51,449       $ 55,715       $ 99,098      $112,545
   Contractor                     66,776         66,036        116,677       120,518
   Lubrication                    12,648         11,017         24,912        21,932
                                --------       --------       --------      --------

   Consolidated                 $130,873       $132,768       $240,687      $254,995
                                ========       ========       ========      ========

   Operating Earnings

   Industrial/Automotive        $ 12,114       $ 13,760       $ 21,507      $ 26,267
   Contractor                     15,537         14,966         24,157        25,452
   Lubrication                     3,072          2,409          6,028         4,725
   Unallocated Corporate
     expenses                     (2,219)        (1,099)        (2,705)       (1,761)
                                --------       --------       --------      --------
   Consolidated Operating
     Earnings                   $  28,504      $ 30,036       $ 48,987      $ 54,683
                                ========       ========       ========      ========


                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


5. There have been no significant changes to the components of comprehensive income from those noted on the 2000 Form 10-K. Total comprehensive income in 2001 was $17.6 million in the second quarter and $30.0 million year-to-date. In 2000, comprehensive income was $18.4 million for the second quarter and $32.6 million for the six-month period.

6. The adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on December 30, 2000, resulted in no transition adjustment. See Note A to financial statements included in the Company's 2000 Form 10-K for a description of the Company's use of derivative instruments and hedging activities.

7. On March 19, 2001, the Company purchased ASM Company, Inc. ("ASM") for $16 million cash. ASM manufactures and markets spray tips, guns, poles and other accessories for the professional painter, and had sales of approximately $11 million in 2000.

      The Company used the purchase method to account for the acquisition. Based on the results of an independent appraisal, the purchase price was allocated to net tangible assets of $5 million (net of assumed liabilities totaling $2 million), identifiable intangible assets of $3 million and goodwill of $8 million. Identifiable intangible assets include patents, proprietary technologies, trade names, trademarks, customer list and a non-compete agreement. Intangibles and goodwill are being amortized on a straight-line basis over useful lives ranging from 2 to 10 years.

8. On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which will be effective for the Company in fiscal year 2002. The Company has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

For the quarter, lower sales and reduced expenses resulted in net earnings very close to last year's amount. For the six-month period, net earnings were 6 percent lower on a 6 percent decrease in sales. During the first half of 2001 sales were lower than the same period last year due to reduced demand resulting from economic weakness and the adverse impacts of foreign currency exchange rates.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                      Thirteen Weeks Ended        Twenty-six Weeks Ended
                                      --------------------        ----------------------
                                   June 29, 2001  June 30, 2000 June 29, 2001  June 30, 2000
                                   -------------  ------------- -------------  -------------
Net Sales                               100.0%         100.0%        100.0%         100.0%

Cost of products sold                    50.9           50.2          50.4           49.7

Product development                       4.4            3.7           5.0            3.9

Selling, marketing and distribution      15.6           16.9          17.1           18.1

General and administrative                7.3            6.6           7.2            6.8
                                    -------------  ------------- -------------  -------------

Operating Earnings                       21.8           22.6          20.3           21.5

Interest expense                          0.3            1.0           0.3            1.0

Other (income) expense, net               0.5            0.6           0.3            0.5
                                    -------------  ------------- -------------  -------------
Earnings Before Income Taxes             21.0           21.0          19.7           20.0

Income taxes                              7.1            7.2           6.7            6.9
                                   -------------  ------------- -------------  -------------
Net Earnings                             13.9%          13.8%         13.0%          13.1%
                                   =============  ============= =============  =============

Net Sales

Weak economic conditions in North America led to reduced demand and lower sales in the Industrial / Automotive segment during the first half of 2001. In the Contractor segment, a second quarter increase in the paint store channel more than offset a decrease in home center channel sales, which included more initial stocking orders in 2000. Sales in the Lubrication segment exceeded 2000 sales for both the three-month and six-month periods due mostly to large sales to key customers and increased market share. Price increases have not had a significant impact on sales during the first half of 2001.

Sales by geographic area were as follows:

                               Thirteen Weeks Ended          Twenty-six Weeks Ended
                               --------------------          ----------------------
                            June 29, 2001  June 30, 2000   June 29, 2001   June 30,2000
                            -------------  -------------   -------------   ------------
Americas                         $ 97,095       $ 98,749        $ 76,088       $189,042
Europe                             20,857         21,432          41,579         42,996
Asia Pacific                       12,921         12,587          23,020         22,957
                            -------------  -------------   -------------   ------------

Consolidated                     $130,873       $132,768        $240,687       $254,995
                            =============  =============   =============   ============

Changes in foreign exchange rates have adversely impacted sales in 2001. Translated at consistent exchange rates, sales would have been about 2 percent higher for the both the quarter and year-to-date. For the six-month period, Europe would have shown a 3 percent increase in sales compared to last year and Asia Pacific region would have shown a 7 percent increase over prior year sales.

Gross Profit

Gross profit as a percentage of quarterly net sales dropped to 49.1 percent from
49.8 percent.  For the six-month period,  gross profit  percentage  decreased to
49.6 percent from 50.3 percent. The decrease was due mostly to the negative impact of changes in exchange rates.

Operating Expenses

Total operating expenses for the quarter and year-to-date were lower than last year. Product development expenses were up due to spending for significant new product launches in the first part of the year. The Company has taken actions to reduce the running rate of product development expense. Selling, marketing and distribution expenses were down from prior year due in part to lower sales-based incentives. In addition, the first half of last year included costs related to the launch of Contractor products in the home center channel. General and administrative expenses are up due mostly to the acquisition of ASM.

Interest Expense and Other Expense

Interest expense decreased due to reduced debt levels.

Liquidity and Capital Resources
-------------------------------

The Company generated $31 million of cash flow from operating activities in the first six months of 2001, compared to $29 million for the same period last year. Significant uses of cash in 2001 include the construction of expanded manufacturing, warehouse and office facilities in Minneapolis and the acquisition of ASM.

The Company plans to move ASM operations from their current location in California to expanded facilities in Sioux Falls, South Dakota. Estimated incremental costs associated with the move, that would not benefit continuing activities, were recognized as liabilities assumed in the acquisition and included in the allocation of acquisition cost. Additional costs associated with the move, that will benefit continuing operations, will be expensed as incurred.

The Company also plans to restructure the operations of its German subsidiary, Graco Verfahrenstechnik (GV), including termination of approximately 50 employees, consolidation of product lines, termination of leases, and relocation of operations to other Company facilities in Belgium and the U.S. No expense has been recognized in connection with this plan because the amount of benefits to be paid to terminating employees has not been established.

The Company estimates the costs of relocating ASM and GV will total approximately $4 million, of which $1.5 million will be a restructuring charge in the third quarter, with the remainder charged to operations as incurred over the next twelve months. These moves are expected to enhance operating profit beginning in the second half of 2002.

The Company had unused lines of credit available at June 29, 2001 totaling $67 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook

The Company is concerned about the weak North American economy and an economic slowdown in Europe. While internal sales growth will be challenged in difficult economic conditions, the Company remains committed to maintaining a high level of profitability through efficient manufacturing processes and cost containment.

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

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 1, 2001, William G. Van Dyke, Mark H. Rauenhorst and J. Kevin Gilligan were elected to the Office of Director with the following votes:

                               FOR                           WITHHELD
                               ---                           --------
William G. Van Dyke            27,817,805                    457,062
Mark H. Rauenhorst             27,807,475                    467,392
J. Kevin Gilligan              27,805,087                    469,778


At the same meeting, the following matters were also voted upon with the votes as indicated:

The adoption of the Graco Inc. Stock Incentive Plan was approved, with the following votes:

FOR                     AGAINST               ABSTENTIONS        BROKER NON-VOTE
---                     -------               -----------        ---------------
19,118,308              9,007,784             142,025            6,750

The selection of Deloitte & Touche LLP as independent auditors for the current year was approved and ratified, with the following votes:

FOR                     AGAINST               ABSTENTIONS        BROKER NON-VOTE
---                     -------               -----------        ---------------
27,844,282              354,013               76,572              0

No other matters were voted on at the meeting.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number   Description
      ------   -----------

      10.1     Graco Inc. Stock Incentive Plan, dated May 1, 2001

      10.2 Letter Agreement with President and Chief Executive Officer,dated June 5, 2001

      10.3 Executive Long Term Incentive Agreement. Form of agreement used for award of restricted stock to one executive officer, dated June 25, 2001

      10.4 Key Employee Agreement between the Company and one executive officer, dated June 25, 2001

      10.5 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to one executive officer, dated June 25, 2001

      11       Computation of Net Earnings per Common Share


(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GRACO INC.


Date:  July 31, 2001                       By: /s/David A. Roberts
       -------------                           -------------------
                                               David A. Roberts
                                               Chief Executive Officer



Date:  July 31, 2001                       By: /s/James A. Graner
       -------------                           ------------------
                                               James A. Graner
                                               Vice President & Controller
                                               ("duly authorized officer")