Form 10-Q
period 2001-09-28
GRACO INC
filed 2001-11-08
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 28, 2001

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

        31,090,328 common shares were outstanding as of October 31, 2001.

                              GRACO INC. AND SUBSIDIARIES

                                         INDEX

                                                                     Page Number

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                       3
                     Consolidated Balance Sheets                               4
                     Consolidated Statements of Cash Flows                     5
                     Notes to Consolidated Financial Statements              6-9

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                                 10-12

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         13

         Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                    14

EXHIBITS

         Computation of Net Earnings per Common Share                 Exhibit 11

                                     PART I

                           GRACO INC. AND SUBSIDIARIES
Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                             Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                         ----------------------------      ----------------------------
                                         Sep. 28, 2001  Sep. 29, 2000      Sep. 28, 2001  Sep. 29, 2000
                                         -------------  -------------      -------------  -------------
Net Sales                                     $118,651       $123,100           $359,338       $378,095

     Cost of products sold                      59,495         60,151            186,915        180,791
                                         -------------  -------------      -------------  -------------

Gross Profit                                    59,156         62,949            178,547        191,180

     Product development                         4,666          5,324             16,664         15,244
     Selling, marketing and distribution        20,285         20,569             61,398         66,743
     General and administrative                  8,813          8,531             26,106         25,985
                                         -------------  -------------      -------------  -------------

Operating Earnings                              25,392         28,525             74,379         83,208

     Interest expense                              261            985              1,066          3,522
     Other expense                                 171            267                985          1,507
                                         -------------  -------------      -------------  -------------

Earnings Before Income Taxes                    24,960         27,273             72,328         78,179

     Income taxes                                8,200          9,200             24,200         26,800
                                         -------------  -------------      -------------  -------------

Net Earnings                                  $ 16,760       $ 18,073           $ 48,128       $ 51,379
                                         =============  =============      =============  =============

Basic Net Earnings
     Per Common Share                         $    .54       $    .60           $   1.56       $   1.69
                                         =============  =============      =============  =============

Diluted Net Earnings
     Per Common Share                         $    .53       $    .59           $   1.53       $   1.66
                                         =============  =============      =============  =============


                 See notes to consolidated financial statements.


                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   (Unaudited)

                                                Sep. 28, 2001     Dec. 29, 2000
                                                -------------     -------------
ASSETS
Current Assets:
     Cash and cash equivalents                       $ 10,431          $ 11,071
     Accounts receivable, less allowances
      of $4,200 and $4,700                             85,111            85,836
     Inventories                                       37,318            33,079
     Deferred income taxes                             10,711            11,574
     Other current assets                               2,338             2,182
                                                -------------     -------------
          Total current assets                        145,909           143,742

Property, Plant and Equipment:
     Cost                                             206,779           186,872
     Accumulated depreciation                        (110,457)         (102,883)
                                                -------------     -------------
                                                       96,322            83,989

Other Assets                                           21,086            10,245
                                                -------------     -------------

                                                     $263,317          $237,976
                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable to banks                          $ 12,440          $ 15,713
     Current portion of long-term debt                  1,050             1,310
     Trade accounts payable                            10,768            12,899
     Salaries, wages and commissions                    9,932            14,532
     Accrued insurance liabilities                     11,595            10,622
     Income taxes payable                               8,436             4,642
     Other current liabilities                         23,967            22,123
                                                -------------     -------------
          Total current liabilities                    78,188            81,841

Long-term Debt, less current portion                      500            18,050

Retirement Benefits and Deferred Compensation          27,543            27,230

Shareholders' Equity:
     Common stock                                      31,074            20,274
     Additional paid-in capital                        50,412            39,954
     Retained earnings                                 75,582            50,233
     Other, net                                            18               394
                                                -------------     -------------
          Total shareholders' equity                  157,086           110,855
                                                -------------     -------------

                                                     $263,317          $237,976
                                                =============     =============

                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                         Thirty-nine Weeks
                                                         -----------------
                                                   Sep. 28, 2001  Sep. 29, 2000
                                                   -------------  -------------
Cash Flows from Operating Activities:
Net Earnings                                            $ 48,128       $ 51,379
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                        13,573         11,927
     Deferred income taxes                                   766            200
     Loss on sale of fixed assets                            156            131
     Change in:
        Accounts receivable                                1,745         (5,903)
        Inventories                                       (1,506)         3,220
        Trade accounts payable                            (2,380)          (957)
        Salaries, wages and commissions                   (4,643)           862
        Retirement benefits and deferred compensation     (1,871)        (3,240)
        Other accrued liabilities                          5,227          5,446
        Other                                                370         (1,047)
                                                   -------------  -------------
                                                          59,565         62,018
                                                   -------------  -------------
Cash Flows from Investing Activities:
  Property, plant and equipment additions                (23,033)        (9,391)
  Proceeds from sale of property, plant and                  103            162
     equipment
  Acquisition of business, net of cash acquired          (15,949)             -
                                                   -------------  -------------
                                                         (38,879)        (9,229)
                                                   -------------  -------------
Cash Flows from (for) Financing Activities:
  Borrowings on notes payable and lines of credit        148,255        159,264
  Payments on notes payable and lines of credit         (151,365)      (161,644)
  Borrowings on long-term debt                            21,000         26,135
  Payments on long-term debt                             (38,810)       (62,715)
  Common stock issued                                     11,381          7,028
  Retirement of common stock                              (3,600)       (18,966)
  Cash dividends paid                                     (9,232)        (8,532)
                                                   -------------  -------------
                                                         (22,371)       (59,430)
Effect of exchange rate changes on cash                    1,045          2,216
                                                   -------------  -------------
Net increase (decrease) in cash and cash equivalents        (640)        (4,425)
Cash and cash equivalents:
  Beginning of year                                       11,071          6,588
                                                   -------------  -------------
  End of Period                                         $ 10,431       $  2,163
                                                   =============  =============


                 See notes to consolidated financial statements.


                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 28, 2001, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 28, 2001 and September 29, 2000, and cash flows for the thirty-nine weeks ended
      September 28, 2001 and September 29, 2000 have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 28, 2001, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):


                                                   Sep. 28, 2001  Dec. 29, 2000
                                                   -------------  -------------
      Finished products and components                   $27,111        $26,812

      Products and components in various stages
         of completion                                    20,596         20,153

      Raw materials and purchased components              21,678         19,259
                                                   -------------  -------------
                                                          69,385         66,224

      Reduction to LIFO cost                             (32,067)       (33,145)
                                                   -------------  -------------

                                                         $37,318        $33,079
                                                   =============  =============

3.    Other assets consist of the following (in thousands):

                                                   Sep. 28, 2001  Dec. 29, 2000
                                                   -------------  -------------
      Identifiable intangibles, net of accumulated
         amortization of $4,500 and $2,800               $ 7,024        $ 5,576

      Goodwill, net of accumulated amortization
         of $400 in 2001                                   7,723              -

      Prepaid pension                                      5,560          3,150

      Other                                                  779          1,519
                                                    -------------  -------------
                                                         $21,086        $10,245
                                                    =============  =============

4. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating profit by segment for the thirteen and thirty-nine weeks ended September 28, 2001 and September 29, 2000 were as follows (in thousands):

                                           Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                           --------------------           -----------------------
                                       Sep. 28, 2001  Sep. 29, 2000     Sep. 28, 2001  Sep. 29, 2000
                                       -------------  -------------     -------------  -------------
      Net Sales

      Industrial/Automotive                 $ 48,583       $ 56,798          $147,681       $169,343
      Contractor                              58,918         55,759           175,595        176,277
      Lubrication                             11,150         10,543            36,062         32,475
                                       -------------  -------------     -------------  -------------

      Consolidated                          $118,651       $123,100          $359,338       $378,095
                                       =============  =============     =============  =============

      Operating Earnings

      Industrial/Automotive                 $ 12,500       $ 14,484          $ 34,007       $ 40,751
      Contractor                              12,695         12,857            36,852         38,309
      Lubrication                              2,807          2,437             8,835          7,162

      Unallocated Corporate Expenses          (2,610)        (1,253)           (5,315)        (3,014)
                                       -------------  -------------     -------------  -------------
      Consolidated Operating Earnings       $ 25,392       $ 28,525          $ 74,379       $ 83,208
                                       =============  =============     =============  =============

5. There have been no significant changes to the components of comprehensive income from those noted on the 2000 Form 10-K. Total comprehensive income in 2001 was $17.8 million in the third quarter and $47.8 million year-to-date. In 2000, comprehensive income was $16.9 million for the third quarter and $49.6 million for the nine-month period.

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

8. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which will be effective for the Company at the beginning of fiscal year 2002. Upon adoption of SFAS No. 142, goodwill amortization of approximately $800,000 on an annualized basis will cease. Based on a preliminary assessment, management believes that other provisions of SFAS No. 142 will not have a material impact on the Company's financial position or results of operations, however results of initial goodwill impairment testing required upon adoption are not currently determinable.

9. Upon the acquisition of ASM, the Company began implementing a plan to move ASM operations from California to expanded facilities in Sioux Falls, South Dakota. Estimated incremental costs associated with the plan that would not benefit continuing activities were recognized as liabilities assumed in the acquisition and included in the allocation of acquisition cost.

      During the third quarter of 2001, the Company also announced plans to restructure the operations of its German subsidiary, Graco Verfahrenstechnik (GV), including termination of approximately 50 employees, termination of leases, consolidation of product lines, and relocation of operations to other Company facilities in Belgium and the U.S.

      Third quarter general and administrative expense includes a $1.4 million charge to establish a restructuring accrual for incremental costs associated with relocating GV operations. There were no significant payments charged against the accrual during the quarter.



Item 2.                    GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net earnings are down from prior year due to lower sales. Sales are down due to reduced demand resulting from economic weakness and the adverse impacts of foreign currency exchange rates.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                               Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                           ----------------------------     ----------------------------
                                           Sep. 28, 2001  Sep. 29, 2000     Sep. 28, 2001  Sep. 29, 2000
                                           -------------  -------------     -------------  -------------
Net Sales                                         100.0%         100.0%            100.0%         100.0%
Cost of products sold                              50.1           48.9              50.3           49.4
Product development                                 4.0            4.3               4.6            4.0
Selling, marketing and distribution                17.1           16.7              17.1           17.7
General and administrative                          7.4            6.9               7.3            6.9
                                           -------------  -------------     -------------  -------------
Operating Earnings                                 21.4           23.2              20.7           22.0
Interest expense                                    0.2            0.8               0.3            0.9
Other (income) expense, net                         0.2            0.2               0.3            0.4
                                           -------------  -------------     -------------  -------------
Earnings Before Income Taxes                       21.0           22.2              20.1           20.7
Income taxes                                        6.9            7.5               6.7            7.1
                                           -------------  -------------     -------------  -------------
Net Earnings                                       14.1%          14.7%             13.4%          13.6%
                                           =============  =============     =============  =============


Net Sales
---------

Sales in the Industrial / Automotive segment were down due to reduced demand resulting from weak economic conditions, particularly in North America. In the Contractor segment, third quarter sales increased compared to prior year on the strength of sales in the home center channel, which increased 21 percent. Year-to-date, Contractor sales were even with last year. Sales in the Lubrication segment exceeded 2000 sales for both the three-month and nine-month periods due mostly to large sales to key customers and increased market share. Price increases have not had a significant impact on sales in 2001.

Sales by geographic area were as follows:

                                 Thirteen Weeks Ended          Thirty-nine Weeks Ended
                            -----------------------------   ----------------------------
                            Sep. 28, 2001   Sep. 29, 2000   Sep. 28, 2001   Sep. 29,2000
                            -------------   -------------   -------------   ------------

Americas                         $ 86,513        $ 89,613       $262,601        $278,655
Europe                             20,851          21,355         62,430          64,351
Asia Pacific                       11,287          12,132         34,307          35,089
                            -------------   -------------  -------------   -------------

Consolidated                     $118,651        $123,100       $359,338        $378,095
                            =============   =============  =============   =============

Year-to-date translated at consistent exchange rates, Europe would have shown a 2 percent increase in sales compared to last year, and Asia Pacific region would have shown a 5 percent increase over prior year sales. For the third quarter, the impact of changes in foreign exchange rates was not as great as it was in the first two quarters of 2001 due to the strengthening of the U.S. dollar in Europe.

Gross Profit
------------

Gross profit percentages of sales for the quarter and year-to-date were down compared to the prior year due to lower sales volume, product mix and the negative impact of changes in exchange rates.

Operating Expenses
------------------

Year-to-date product development expenses were up due to spending for significant new product launches in the first part of the year, but are down for the third quarter due to lower product-launch-related expenses and management actions to reduce the product development expense running rate. Selling, marketing and distribution expenses were down from prior year due in part to lower sales-based incentives. In addition, the first half of last year included costs related to the launch of Contractor products in the home center channel.

The Company estimates that costs related to relocating GV and ASM will total approximately $4 million over a twelve month period, including the $1.4 million restructuring charge to general and administrative expense in the third quarter. Excluding the restructuring charge, general and administrative expenses decreased due mostly to reduced information systems spending and lower sales-and-earnings-based incentives.

Year-to-date operations include a $2.5 million pension credit related to the Company's U.S. defined benefit pension plan, compared to a $3.6 million credit in the same period last year. These credits resulted from recognition of investment gains attributable to pension plan assets, and are included in cost of products sold and operating expenses based on salaries and wages.

Interest Expense and Other Expense
----------------------------------

Interest expense decreased due to reduced debt levels.

Liquidity and Capital Resources
-------------------------------

The Company generated $60 million of cash flow from operating activities in the first nine months of 2001, compared to $62 million for the same period last year. Significant uses of cash in 2001 include the construction of expanded manufacturing, warehouse and office facilities in Minneapolis, Minnesota and Sioux Falls, South Dakota, the acquisition of ASM, and reduction of debt.

The Company had unused lines of credit available at September 28, 2001 totaling $74 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook
-------

The Company remains concerned about the weak North American economy and an economic slowdown in Europe. While internal sales growth will be challenged by difficult economic conditions, management believes the Company is positioned to perform at high levels of profitability in both good and difficult times.

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

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

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










                                             GRACO INC.


Date:  November 8, 2001                  By: /s/David A. Roberts
       --------------------------------      -----------------------------------
                                             David A. Roberts
                                             President & Chief Executive Officer





Date:  November 8, 2001                  By: /s/James A. Graner
       --------------------------------      -----------------------------------
                                             James A. Graner
                                             Vice President & Controller
                                             ("duly authorized officer")