Form 10-K
period 2001-12-28
GRACO INC
filed 2002-03-22
CIK 42888

================================================================================

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2001 or

[ ]  Transition  report  pursuant  to  Section  13  or  15(d) of  the Securities
     Exchange Act of 1934 for the transition period from          to           .
                                                        ----------  -----------

                          Commission File No. 001-9249

                                   Graco Inc.
             (Exact name of Registrant as specified in its charter)

        Minnesota                                         41-0285640
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 ofincorporation or organization)

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

As of March 8, 2002, 31,533,255 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The  aggregate  market  value  of  approximately   28,551,784   shares  held  by
non-affiliates of the registrant was approximately $1.2 billion on March 8, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2002, are incorporated by reference into Part III, as specifically set forth in said Part III.
================================================================================

                                   GRACO INC.

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

================================================================================

                                                                            Page
Part I
  Item 1   Business............................................................3
  Item 2   Properties..........................................................7
  Item 3   Legal Proceedings...................................................7
  Item 4   Submission of Matters to a Vote of Security Holders.................7
           Executive Officers of the Company...................................8


Part II
  Item 5   Market for the Company's Common Stock and Related
              Shareholder Matters..............................................9
  Item 6   Selected Financial Data.............................................9
  Item 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................10
  Item 8   Financial Statements and Supplementary Data........................15
  Item 9   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure..........................32


Part III
 Item 10   Directors and Executive Officers of the Company....................32
 Item 11   Executive Compensation.............................................32
 Item 12   Security Ownership of Certain Beneficial Owners and Management.....32
 Item 13   Certain Relationships and Related Transactions.....................32


Part IV
 Item 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K....32

Signatures ...................................................................34


     NOTE: Certain exhibits listed in the Index to Exhibits beginning on page 35, and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained upon written request directed to:

                                 Treasurer
                                 Graco Inc.
                                P.O. Box 1441
                           Minneapolis, Minnesota
                                 55440-1441

PART I

Item 1. Business

General Information

Graco Inc. ("Graco" or "the Company") supplies equipment for the management of fluids in both industrial and commercial settings. The Company's products help customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment, and became a public company in 1969.

Headquartered in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, process, construction and maintenance industries. It designs, manufactures and markets products and pre-engineered packages to move, measure, control, dispense and spray a wide variety of fluids and viscous materials.

Among Graco's strategic objectives is that of being the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve this goal, Graco has organized its manufacturing operations around product-focused factories which contain product-based cells. Graco's strategic objectives include generating at least 30 percent of each year's sales from products introduced in the last three years, generating at least 5 percent of each year's sales from sales in markets entered in the last three years, expanding its distribution network and pursuing strategic acquisitions.

Operating Segment Information

Graco's  businesses are classified by management into three operating  segments:
(1) Industrial/Automotive Equipment, (2) Contractor Equipment, and (3) Lubrication Equipment. Financial information concerning these operating segments is set forth in Part II, Item 7, at page 11, and in Note B to the Consolidated Financial Statements.

Industrial/Automotive Equipment

Graco's Industrial/Automotive Equipment segment focuses its product design and marketing efforts on four key areas of application: sealants and adhesives, process, liquid finishing and protective coatings. The markets served include automotive assembly and components plants, wood products, rail, marine, aerospace, farm and construction equipment, truck, bus and recreational vehicles, and approximately thirty other industries.

Worldwide, the equipment designed and manufactured by this segment is sold through general and specialized distributors, integrators and robot manufacturers. Distributors promote and sell the equipment, provide product application expertise, and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system.

Products marketed by the Industrial/Automotive Equipment segment are manufactured in Minneapolis, Minnesota, Sioux Falls, South Dakota and Bielefeld, Germany. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Important drivers of product development in the Industrial/Automotive segment are the desire by customers to control costs by reducing the amount of material used, the desire to improve quality and increase productivity by automating production processes, and the need to reduce volatile organic compounds ("VOCs") emissions in order to meet environmental regulations.

Graco is developing new products for the global marketplace and expanding its distribution throughout the world in order to achieve optimum market coverage.

Recent Developments. In 2001, Graco introduced the Pro(TM) Xs line of manual and automatic electrostatic spray guns. The Pro Xs, which replaces Graco's existing line of electrostatic guns, provides a better finish and has a lighter-weight body with more durable components and an ergonomically designed handle for better operator comfort. In addition, this new line offers more models in a broader price range.

The PrecisionFlo XL(TM), a lower-priced electronically-controlled fluid metering system targeted at sealants and adhesives applications, was introduced in 2001. This system provides more precise control of fluid delivery, thereby reducing material consumption and improving quality.

The Triton(TM) 308 spray package was introduced in 2001 for the finishing of wood and metal parts. It contains an air-operated diaphragm pump and versatile spray gun which can be used in air spray and high volume-low pressure ("HVLP") applications. This pump delivers a consistent spray pattern and provides an effective alternative to traditional pressure pots and standard diaphragm pumps. The Triton package allows Graco to expand its product offering to the low end of this market.

Graco's product offering to the protective coatings markets was improved with the introduction of Xtreme(TM) pump lowers. These lowers contain features which make them much easier to maintain: a quick disconnect coupler, which permits quick and easy disconnect of the air motor rod from the pump rod without tools, and a QuikAccess(TM) intake, which allows quick on-the-job maintenance using only a hammer. The life of the pumps has been substantially extended by the addition of PlasmaCoat(TM) rods and XtremeSeal(TM) packings, which allow the pump to handle a wide variety of materials.

In late summer 2001, most Industrial/Automotive manufacturing and distribution functions were consolidated on the Minneapolis campus as recently expanded space in the Riverside Plant became available. This move allowed the Company to more closely align its Industrial/Automotive distribution and manufacturing operations. Spray guns for Industrial/Automotive will continue to be manufactured in Sioux Falls, South Dakota.

Graco will close its manufacturing facility in Bielefeld, Germany by mid-year 2002. Some product lines manufactured there will be discontinued and the rest will be transferred to the manufacturing facilities in Minneapolis, Minnesota.

In December 2000, Graco received TE 9000 certification. Automotive manufacturers established the TE 9000 supplement to ISO 9000 in the mid-1990's, to ensure that the machine tools they buy would perform as required. In order to obtain TE 9000 certification, suppliers must demonstrate that they are pursuing a plan that will meet customer requirements for product quality, reliability, maintainability and durability. Certification allows Graco to maintain its preferred business association with these customers.

Products. Products offered by the Industrial/Automotive segment include air, electric and hydraulic-powered pumps that pressurize and transfer paints, stains, chemicals, sealants, adhesives, food, and other viscous materials through various application devices, including air, airless, air-assisted airless, electrostatic, and HVLP spray guns. Fluid pressures ranging from 20 to more than 6,000 pounds per square inch and flow rates from under 1 gallon to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules, and a complete line of parts and accessories, are also offered.

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

The equipment is sold primarily through retail stores which sell paint and other coatings, and secondarily through general equipment distributors. In 2000, Graco began marketing a limited line of sprayers through the home center channel. In 2001, sales to Home Depot, a home center retailer, totaled 11% of the Company's consolidated sales. Manufacturers' representatives are used to sell the ASM product line to general distribution and Graco-branded equipment to the rental market.

Products for the contractor equipment markets are manufactured in Rogers and Minneapolis, Minnesota, and Sioux Falls, South Dakota.

Recent Developments. In March 2001, Graco acquired the stock of ASM Company, Inc., a manufacturer and marketer of spray tips, guns, poles and other accessories for the professional painter, with its principal place of business in Orange, California. This acquisition brought Graco an expanded presence in the home center, hardware and rental markets. ASM operations were moved to Graco's South Dakota manufacturing facility over the balance of the year. Production in southern California ceased in November. Graco will continue to offer ASM products and has added several electric paint sprayers and pressure washers to the line since the acquisition. Manufacturers' representatives are used to sell the ASM line to the market.

In late summer 2001, the division expanded its presence in Rogers, Minnesota to include the entire facility as Industrial/Automotive manufacturing and distribution functions were moved to the newly expanded Riverside Plant in Minneapolis.

In 2001, Graco introduced the Ultra(R) Max, an upgraded Ultra(R) sprayer, and standardized construction across all models in the Ultra line. This sprayer line now has an interactive digital display on the SmartControl(TM) microprocessor which contains a pressure monitor, gallon counter, AutoClean(TM) Shut-off Timer and diagnostics. The AutoClean system stops the sprayer automatically after the system is cleaned by reverse flushing.

A new line of gas hydaulic airless sprayers called the HydraMax(TM) was released in 2001. These sprayers, with an advanced design hydraulic motor, are designed to outperform the competition by offering the painter maximum pressure output, maximum tip size supported, maximum delivery rating and better control of pressure, all resulting in improved quality and productivity. The HydraMax contains a number of innovative features, including a digital tracking system and easy-to- remove parts for quick cleaning.

The LineDriver(TM), introduced in 2001, is an innovative motorized ride-on accessory, that connects to a line striper and reduces operator fatigue, improves quality and allows a painter to increase speed and change directions instantly.

In 2001, the Magnum(TM) line of airless sprayers, which is sold primarily through the home center channel, was extended by adding a new lower-priced product called the Magnum DX. The Magnum DX, a light-weight compact, low-flow piston pump, is targeted at the handyman who needs an airless sprayer for periodic use.

Products. The segment's primary product lines are airless paint sprayers and associated accessories such as spray guns, filters, valves and tips. Also offered are pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch and flow rates up to 4 gallons per minute are available. Pumps powered by electricity, air and gasoline are available. HVLP equipment provides the ability to spray with reduced overspray, a benefit where regulation of volatile emissions has increased. Replacement and maintenance parts, such as packings, seals and hoses, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

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

Products are distributed primarily through independent distributors worldwide, which are serviced by a network of independent sales representatives and direct sales generalists in foreign markets.

Products for the Lubrication Equipment markets are manufactured in Minneapolis, Minnesota.

Recent Developments. During 2001, the division outfitted Sears Auto Centers in the United States with oil change packages containing pumps, meters, oil tanks and used oil reservoirs, and supplied lubrication equipment to Wal-Mart Tire & Lube Express for pumping oil, gear lube, grease, and used oil.

Graco supplied an Australian distributor with equipment to configure a mobile lubrication skid for the Australian army. This skid can be transported to remote areas and is used to lubricate trucks, tanks and other vehicles.

Products. The Lubrication Equipment segment offers a full line of lubrication pumps (air and hydraulic-powered), hose reels, meters and dispense valves, fluid management systems, equipment for handling used oil, automatic lubrication equipment, and parts and accessories.

Marketing and Distribution

Graco sells its full line of products in each of the following major geographic markets: the Americas (North, Central and South America), Europe (including the Middle East and Africa), and Asia Pacific. Graco provides worldwide marketing, product design and application assistance to each of these geographic markets.

Graco sells its equipment worldwide principally through independent distributors. In Japan, Korea, and Europe, Graco equipment is sold to distributors through sales subsidiaries. Manufacturers' representatives are used in the Lubrication Equipment and the Contractor Equipment segments.

It is the Company's goal to generate at least 5 percent of each year's revenues from sales in markets entered in the last three years. The home center channel, into which the Contractor Equipment Division introduced the Magnum line of airless sprayers in 2000, is an example of the Company's efforts to reach this goal.

In 2001, Graco's net sales in the Americas were $341.0 million or approximately 72 percent of the Company's consolidated net sales; in Europe net sales were $82.4 million or approximately 17 percent; and in the Asia Pacific Region, net sales were $49.4 million or approximately 11 percent.

Research, Product Development and Technical Services

Graco's research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. In each of the last three years, the Company achieved its goal of generating at least 30 percent of each year's sales from products introduced in the prior three years. All major research and development activities are conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $20.8 million, $20.0 million and $19.7 million for 2001, 2000 and 1999 respectively.

Intellectual Property

Graco owns a number of patents and has patent applications pending both in the United States and in foreign countries, licenses its patents to others, and is licensed under patents owned by others. In the opinion of the Company, its business is not materially dependent upon any one or more of these patents or licenses. The Company also owns a number of trademarks in the United States and foreign countries, including the registered trademarks for "GRACO," several forms of a capital "G" and various product trademarks which are material to the business of the Company, inasmuch as they identify Graco and its products to its customers.

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the depth and breadth of the Company's product lines. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. The Company faces competitors with different cost structures and expectations of profitability. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment. It is impossible to determine its relative market position, because of the absence of reliable industry-wide third-party data.

Environmental Protection

The Company's compliance with Federal, State and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during the fiscal year ending December 28, 2001.

Employees

As of December 28, 2001, the Company employed approximately 1850 persons on a full-time basis. Of this total, approximately 280 were employees based outside the United States, and 800 were hourly factory workers in the United States. None of the Company's U.S. employees is covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on the Company or its operations.

Item 2. Properties

As of December 28, 2001, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

                                                                                 Gross
     Type of Facility                   Location                             Square Footage
     ----------------                   --------                             --------------

     Owned
     -----

     Manufacturing/Warehouse/Office     Minneapolis, Minnesota                  405,000
     Manufacturing/Warehouse/
      CED R&D and Marketing             Rogers, Minnesota                       333,000
     Manufacturing/Office               Minneapolis, Minnesota                  202,000
     Corporate Headquarters/Lube
      and Industrial/Automotive R&D
      and Marketing                     Minneapolis, Minnesota                  139,000
     Manufacturing/Office               Sioux Falls, South Dakota               127,000
     European Headquarters/Warehouse    Maasmechelen, Belgium                    75,000

     Leased
     ------

     Manufacturing/Office               Bielefeld, Germany                       69,000
     Office/Warehouse                   Yokohama, Japan (2 facilities)           33,000
     Office                             Plymouth, Michigan                       21,000
     Office/Warehouse                   Gwangju-Gun, Korea (2 facilities)        11,000


During 2001, a 163,000 square foot addition to one of the Company's plants in Minneapolis was completed. This addition permitted the Company to move all Industrial/Automotive and Lubrication distribution operations and some manufacturing production out of the Rogers, Minnesota facility, leaving room for the expansion of manufacturing capability for the Contractor Equipment segment in Rogers.

A 72,000 square foot addition to the Sioux Falls, South Dakota facility was completed during 2001. Part of this space is being used to house the ASM operations that were moved from Orange, California during the latter part of the year. Leases on the two facilities in Orange, California vacated by ASM will expire late in 2002. Subtenants are being sought for this space.

Manufacturing operations in Bielefeld, Germany will cease as of the end of June 2002, although the lease for the facility runs through the end of the year. The Company is looking for subtenants for the remainder of the year.

The Company leases space for liaison offices in the People's Republic of China.

With the expansion of its plant in Sioux Falls, South Dakota and one of its buildings in Minneapolis, Graco's facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs. The Company's Main Plant manufacturing/office facility in Minneapolis, while functional, is an older structure and management is reviewing alternatives. Manufacturing capacity exceeded business demand in 2001. Production requirements in the immediate future are expected to be met through existing production capabilities, efficiency and productivity improvements, and the use of available subcontract services.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 8, 2002.

David A. Roberts, 54, is President and Chief Executive Officer of the Company, a position he has held since June 25, 2001. Prior to joining Graco, from 1996 to 2001 he was Group Vice President of the Marmon Group, where Mr. Roberts had responsibility for a group of companies with approximately $600 million in revenue and products including grocery store refrigeration, retail store fixtures and fast food restaurant equipment. Mr. Roberts has been a director of Graco since June 2001.

Stephen L. Bauman, 49, was elected Vice President, Human Resources, effective October 25, 2000. Prior to joining Graco in 2000, he held various positions with Alliant Techsystems, Inc. most recently as Vice President of Human Resources, Alliant Integrated Defense Company, a subsidiary.

James A. Graner, 57, was elected Vice President and Controller in February 1994. He was Treasurer from May 1993 to February 1994. Prior to becoming Treasurer, he held various managerial positions in treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 47, was appointed Vice President, Contractor Equipment Division on March 19, 2001. From January 14, 2000 to March 18, 2001 he served as President and Chief Operating Officer. From December 1996 to January 2000 he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 37, was appointed Vice President, Lubrication Equipment Division effective February 15, 2000. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999 he was Director, Lubrication Marketing. Prior to joining the Company in December 1998, he was employed by H.B. Fuller Company, where he held various positions, including President and Division Manager of TEC Incorporated and Vice President and Business Unit Manager of Foster Products Corporation. (Mr. Koch is not related to David A. Koch, Chairman Emeritus.)

David M. Lowe, 46, became Vice President and General Manager, European Operations effective September 1, 1999. Mr. Lowe was Vice President, Lubrication Equipment Division from December 1996 to September 1999. From February 1995 to December 1996 he was Treasurer. He joined the Company in 1995.

Robert M. Mattison, 54, was first elected Vice President, General Counsel and Secretary, in January 1992, a position which he holds today. He joined the Company in 1992.

Patrick J. McHale, 40, was appointed Vice President of Manufacturing effective March 19, 2001. From February 2000 to March 2001 he served as Vice President, Contractor Equipment Division. Mr. McHale was Vice President, Lubrication Equipment Division from September 1999 to February 2000. He was Contractor Equipment Manufacturing - Distribution Operations Manager from February 1998 to September 1999. From March 1997 to February 1998 he was Director of Michigan Operations. From February 1996 to March 1997 he was Contractor Equipment Manufacturing Operations Manager and from January 1994 to February 1996 he was the Sioux Falls Plant Manager. Mr. McHale joined the Company in 1989.

Charles L.  Rescorla,  50,  was  appointed  Vice  President  of the  Industrial/
Automotive Equipment Division effective March 19, 2001. From January 1995 through March 2001 he served as Vice President, Manufacturing and Distribution Operations. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial/Automotive Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 37, was elected Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he was elected Treasurer. He joined the Company in 1995.

Fred A. Sutter, 41, was appointed Vice President, Asia Pacific and Latin America effective March 1, 1999. From March 1995 to February 28, 1999 he was Director of Industrial Marketing. He joined the Company in 1995.

The Board of Directors elected Messrs. Bauman, Graner, Johnson, Koch, Lowe, Mattison, McHale, Rescorla, Sutter, and Sheahan on May 1, 2001, all to hold office until the next annual meeting of directors or until their successors are elected and qualify.

PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol "GGG." As of March 8, 2002, the share price was $ 41.55 and there were 31,533,255 shares outstanding and 2,600 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 5,600 beneficial owners.

Quarterly Financial Information
(In thousands, except per share amounts)

                                  First       Second         Third       Fourth
2001                             Quarter      Quarter       Quarter      Quarter
-------------------------       --------     --------      --------     --------
Net sales                       $109,814     $130,873      $118,651     $113,481
Gross profit                      55,138       64,253        59,156       56,215
Net earnings                      13,120       18,248        16,760       17,138
Per common share:
   Basic net earnings               0.43         0.59          0.54         0.55
   Diluted net earnings             0.42         0.58          0.53         0.54
   Dividends declared               0.10         0.10          0.10         0.11
                                --------     --------      --------     --------
Stock price (per share)
   High                         $  29.25     $  33.00      $  35.26     $  39.05
   Low                             24.35        26.22         28.00        28.89
   Close*                          28.00        33.00         30.20        39.05
                                --------     --------      --------     --------
Volume (# of shares)               2,957        4,143         3,056        4,448
                                --------     --------      --------     --------

                                   First       Second         Third       Fourth
2000                             Quarter      Quarter       Quarter      Quarter
-------------------------       --------     --------      --------     --------
Net sales                       $122,227     $132,768      $123,100     $116,278
Gross profit                      62,129       66,102        62,949       59,672
Net earnings                      14,975       18,331        18,073       18,729
Per common share:
   Basic net earnings               0.49         0.60          0.60         0.62
   Diluted net earnings             0.48         0.59          0.59         0.61
   Dividends declared               0.09         0.09          0.09         0.10
                                --------     --------      --------     --------
Stock price (per share)
   High                         $  22.75     $  23.33      $  23.92     $  27.67
   Low                             19.33        20.00         20.42        20.13
   Close*                          19.33        21.67         21.67        27.59
                                --------     --------      --------     --------
Volume (# of shares)               4,532        4,880         2,223        2,904
                                --------     --------      --------     --------

* As of the last trading day of the calendar quarter.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)            2001       2000       1999       1998       1997
----------------------------------------        --------   --------   --------   --------   --------
Net sales                                       $472,819   $494,373   $450,474   $440,585   $423,897
Net earnings                                      65,266     70,108     59,341     47,263     44,716
                                                ========   ========   ========   ========   ========
Per common share:
  Basic net earnings                            $   2.11   $   2.31   $   1.95   $  1.37    $   1.17
  Diluted net earnings                              2.07       2.27       1.90      1.34        1.14
                                                --------   --------   --------   --------   --------
Total assets                                    $276,113   $238,544   $236,033   $233,702   $264,532
Long-term debt (including current portion)           550     19,360     66,910    115,739      7,959
Cash dividends declared per common share            0.41       0.38       0.31       0.29       0.25
                                                ========   ========   ========   ========   ========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S REVIEW AND DISCUSSION

Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in this report.

The table below reflects sales by segment and geography for the three most recent fiscal years and the percentage changes in those sales for such years.

                                                                                                    % Increase (Decrease)
(In millions)                            2001                  2000                  1999           2001            2000
---------------------------------      ------                ------                ------           ----            ----
Segment Sales:
  Industrial/Automotive Equipment      $199.5                $228.0                $227.8            (12)             --
  Contractor Equipment                  225.1                 221.5                 178.6              2              24
  Lubrication Equipment                  48.2                  44.9                  44.1              7               2
                                       ------                ------                ------           ----            ----
  Consolidated                         $472.8                $494.4                $450.5             (4)             10
                                       ======                ======                ======           ====            ====
Geographic Sales:
  Americas                             $341.0                $359.9                $313.9             (5)             15
  Europe                                 82.4                  84.7                  90.1             (3)             (6)
  Asia Pacific                           49.4                  49.8                  46.5             (1)              7
                                       ------                ------                ------           ----            ----
  Consolidated                         $472.8                $494.4                $450.5             (4)             10
                                       ======                ======                ======           ====            ====

The table below reflects the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three most recent fiscal years and the percentage changes in those items for such years.


                                         As a Percentage of Net Sales           % Increase (Decrease)
                                        2001         2000          1999         2001             2000
-----------------------------------    -----        -----         -----         ----             ----
Net Sales                              100.0        100.0         100.0           (4)              10
                                       -----        -----         -----         ----             ----
Cost of products sold                   50.3         49.3          48.7           (2)              11
Product development                      4.5          4.0           4.4            4                2
Selling, marketing and distribution     17.0         17.5          17.7           (7)               8
General and administrative               7.0          6.7           8.5            1              (14)
                                       -----        -----         -----         ----             ----
Operating profit                        21.2         22.5          20.7          (10)              19
                                       -----        -----         -----         ----             ----
Interest expense                         0.3          0.8           1.6          (70)             (41)
Other expense (income), net              0.3          0.3          (0.6)          22                *
                                       -----        -----         -----         ----             ----
Earnings before income taxes            20.6         21.4          19.7           (8)              19
Income taxes                             6.8          7.2           6.5          (10)              21
                                       -----        -----         -----         ----             ----
Net Earnings                            13.8         14.2          13.2           (7)              18
                                       =====        =====         =====         ====             ====
* Not a meaningful figure.

2001 Compared to 2000. The Company reported net sales in 2001 of $472.8 million, a decrease of 4 percent from the prior year. The decline in sales for 2001 was the result of poor economic conditions in North America. This had an adverse impact on the Industrial/Automotive Equipment segment, whose worldwide sales of $199.5 million were 12 percent lower than last year. The Contractor Equipment segment reported sales of $225.1 million, a 2 percent increase over last year. This increase was due to a strong North American housing market despite the general economic downturn, the acquisition of ASM Company, Inc., and new product introductions. Sales for the Lubrication Equipment segment were $48.2 million, up 7 percent over last year. This increase was due to gaining market share in a mature North American market, particularly with two large customers. Consolidated backlog at year-end 2001 was the same as last year at $12 million. The Company's backlog is typically small and is not a good indicator of future business levels.

Sales outside of the Americas represented 28 percent of total sales in 2001, up from 27 percent in 2000. In the Americas, sales were $341.0 million, a decrease of 5 percent from last year. European sales decreased 3 percent to $82.4 million and Asia Pacific sales were $49.4 million, a 1 percent decrease from last year. The decrease in the Americas sales was primarily due to poor economic conditions that resulted in lower sales for the Industrial/Automotive Equipment segment. When compared to 2000 exchange rates, 2001 exchange rates had a $7 million negative impact on 2001 sales. Measured in local currencies, European sales were flat compared to last year while Asia Pacific sales were 6 percent higher.

The gross profit margin of 49.7 percent for 2001 decreased 1.0 percentage point from the prior year. This reduction resulted from lower sales of Industrial/Automotive products, product mix that included a greater percentage of sales from lower duty paint sprayers, lower production levels and the negative impact of exchange rates. The reduction was partially offset by a $1.6 million favorable impact from liquidation of LIFO inventory quantities carried at lower costs from prior years.

Operating expense was down 4 percent from the prior year. Lower selling and marketing expenses, reflecting lower sales results in 2001, were responsible for the decline, while product development and general and administrative expenses increased slightly versus last year. As a percentage of sales, operating expense was 28.5 percent, up slightly from last year's 28.2 percent. The Company aggressively managed operating expense throughout the year to more closely match spending with sales. In particular, the rate of product development spending declined in the second half of the year as a result of management actions.

The Company recorded pension income of $2.6 million in 2001 versus $3.8 million in 2000. These amounts resulted from recognition of investment gains attributable to pension plan assets. Pension expense/income is recorded in cost of products sold and operating expense based on salaries and wages.

Operating earnings in 2001 decreased $11.1 million, or 10 percent, from the prior year. This was a result of several factors, including lower sales in the Industrial/Automotive segment, restructuring charges and adverse exchange rates. By segment, before unallocated corporate expense, operating earnings for the Industrial/Automotive Equipment segment decreased 16 percent, and declined slightly as a percentage of sales due to the fixed nature of some expenses and higher product development spending. Contractor Equipment segment operating earnings decreased 1 percent and declined slightly as a percentage of sales. The decline in profitability was primarily due to the mixture of products sold, including a greater percentage of sales from lower duty paint sprayers, as well as increased selling, general and administrative spending. Operating earnings for the Lubrication Equipment segment increased 14 percent and increased by 1.5 percentage points as a percent of sales. This improvement was due to higher sales revenues and disciplined spending. 2001 operating earnings include restructuring costs totaling approximately $1.4 million before income taxes. These restructuring costs are related to closing a facility and relocating production to Maasmechelen, Belgium and Minneapolis, MN. The costs are for items such as severance, lease termination and legal fees.

Approximately 27 percent of the Company's sales in 2001, and 4 percent of its product costs are in currencies other than the U.S. dollar. The strong U.S.
dollar in 2001 versus currencies in Europe and Asia reduced the Company's net earnings by approximately $3 million.

Interest expense in 2001 was $1.2 million versus $4.1 million in 2000. This decrease was primarily the result of reductions in debt from the prior year. In 2001, other expense was $1.5 million compared to $1.2 million in 2000. Other expense (income) includes, among other things, cash discounts, foreign currency translation gains/losses and gains/losses from the sale of fixed assets. Other expense in 2000 includes a $2.2 million gain from the sale of the Company's former headquarters building in Golden Valley, MN. Foreign currency translation losses decreased by $1.5 million in 2001.

The Company's net effective tax rate of 33 percent in 2001 and 34 percent in 2000 is lower than the U.S. federal statutory rate of 35 percent due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

2000 Compared to 1999. The Company reached record sales of $494.4 million in 2000, a 10 percent increase over 1999. By segment, Contractor Equipment net sales increased by 24 percent to $221.5 million. Net sales in the Lubrication Equipment segment rose by 2 percent to $44.9 million. Net sales in Industrial/Automotive Equipment were $228.0 million, which was virtually flat versus 1999. The large sales increase in the Contractor Equipment segment was due primarily to the introduction of a new line of lower duty paint sprayers sold mainly through the home center channel. After experiencing sales growth in the first half of the year, the Industrial/Automotive Equipment segment sales declined in the second half of the year due to a slowing North American economy. Lubrication Equipment sales were relatively flat versus 1999, in a market that is mature and well served. Consolidated total backlog at the end of 2000 was $12 million versus backlog at the end of 1999 of $21 million. The decrease in the 2000 backlog reflected a return to normal order levels from the large backlog that resulted from orders in later 1999 for the home center channel products that were shipped in the first quarter of 2000.

Sales outside of the Americas represented 27 percent of total sales in 2000, down from 30 percent in 1999. In the Americas sales were $359.9 million, an increase of 15 percent from 1999. European sales decreased 6 percent to $84.7 million and Asia Pacific sales increased 7 percent to $49.8 million. The increase in the Americas was primarily due to strong sales of a new product line for the Contractor Equipment segment sold through the home center channel. Overall, when compared to 1999 exchange rates, 2000 exchange rates had a $9 million negative impact on 2000 sales. Measured in local currencies, sales in Europe increased by 6 percent over the prior year while sales in the Asia Pacific Region increased 3 percent.

Gross profit margin, expressed as a percentage of sales, was 50.7 percent in 2000 compared with 51.3 percent in 1999. The effects of higher production levels, enhanced pricing and improved manufacturing efficiencies were offset by the mix of products sold, including sales of new home center products, and the negative impact of foreign exchange rates.

Operating expenses, expressed as a percentage of net sales, decreased 2.4 percentage points in 2000 versus 1999. Product development expense was $20.0 million in 2000 versus $19.7 million in 1999. Selling, marketing, distribution and general and administrative expenses were higher in 2000 due to higher sales, but decreased as a percentage of sales to 24.2 percent in 2000 from 26.2 percent in 1999. In 2000, selling, marketing and distribution expenses were higher than in 1999 due to higher sales and expenses related to the launch of the home center products. General and administrative expenses were lower than in 1999 due to corporate expense reduction initiatives and lower information systems expenditures.

Operating earnings increased by $18.1 million in 2000 as a result of several factors, including higher sales, expense reduction initiatives and improved manufacturing efficiencies. By segment, before unallocated corporate expense, operating earnings for Industrial/Automotive increased by 20.1 percent versus 1999 and by 4.3 percentage points as a percentage of net sales primarily as a result of improved gross margin rates along with lower product development, marketing and sales-related expenses. Contractor Equipment operating profit increased by 14.9 percent over the prior year but decreased 1.8 percentage points as a percentage of net sales due to the mixture of products sold. Lubrication Equipment operating profit increased by 2.8 percent versus 1999 and increased by 0.2 percentage points as a percent of net sales.

Approximately 27 percent of the Company's sales in 2000 and 5 percent of its product costs were in currencies other than the U.S. dollar. The strong U.S. dollar versus currencies in Europe reduced the Company's net earnings by approximately $3 million in 2000.

In 2000, interest expense decreased to $4.1 million from $7.0 million in 1999. The decrease was due to the significant reduction in borrowings throughout the year. Other expense, net of other income, was $1.2 million in 2000 compared to other income of $2.6 million in 1999. In 2000, other expense included $1.6 million of foreign currency translation losses. In addition, other expense (income) included gains from property sales of $2.2 million and $3.2 million in 2000 and 1999, respectively.

The Company's net effective income tax rate of 34 percent in 2000 and 33 percent in 1999 was lower than the U.S. federal tax rate of 35 percent due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Liquidity and Capital Resources

The following table highlights several key measures of asset performance.

(In thousands)                                        2001                  2000
------------------------------------               -------               -------
Cash and cash equivalents                          $26,531               $11,071
Working capital                                    $82,244               $61,901
Current ratio                                          2.1                   1.8
Average days receivables outstanding                    66                    63
Inventory turnover                                     7.8                   7.4

Working capital increased $20.3 million, in 2001, to $82.2 million. As a result of strong cash flow from operations, the Company reduced its total debt by $25.0 million in 2001. Total debt at the end of 2001 was $10.1 million. Inventories decreased $2.7 million in 2001, compared to 2000, primarily as a result of inventory reduction initiatives in response to lower sales volumes.

Cash provided by operations was $89.2 million in 2001, versus $82.2 million in 2000. Significant uses of cash in 2001 included capital expenditures with two plant expansions totaling $18.0 million, the acquisition of the ASM Company, Inc. for $15.9 million, dividends, share repurchases and the retirement of debt. Significant uses of cash in 2000 included the retirement of debt, capital expenditures, dividends and share repurchases.

At year-end 2001 the Company's capital structure included $10.6 million of short-term debt, no long-term debt and $173.7 million of shareholders' equity. The ratio of total debt to total capital decreased to 5 percent at the end of 2001 from 24 percent at the end of 2000. The decrease was a result of the elimination of all long-term debt in 2001 through continued strong cash flow from operations.

At December 28, 2001, Graco had various lines of credit totaling $74 million, of which $68 million was unused. The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for 2002.

In addition to the commitments described in Note K to the Consolidated Financial Statements, the Company could be required to perform under standby letters of credit totaling $3.6 million at December 28, 2001. The Company has also guaranteed the debt of its subsidiaries for up to $14.9 million.

Shareholder Actions

Periodically, the Company initiates measures aimed at enhancing shareholder value, broadening common stock ownership, improving the liquidity of its common shares and effectively managing its cash balances. A summary of recent actions follows:

o    a ten percent  increase in the regular  dividend in 2002;
o    a seven percent increase in the regular dividend in 2001;
o    a 27 percent increase in the regular dividend in 2000;
o    three-for-two stock splits in 2001, 1998 and 1996;
o    repurchase of 5.8 million shares in 1998

Critical Accounting Policies

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Sales Returns. An allowance is established for expenses and losses related to possible returns of products. The amount of the allowance is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Changes in customers' behavior versus historical experience or changes in the Company's return policies are among the factors that would result in materially different amounts for this item.

Warranty Claims. A liability is established for estimated warranty claims to be paid in the future that relate to current and prior period sales. The amount of the warranty liability is based on historical ratios of warranty claims to sales, the historical average length of time between a sale and the resulting warranty claim and other factors. Changes in the Company's warranty policy or a significant change in product defects versus historical averages are among the factors that would result in materially different amounts for this item.

Inventory Valuation. A reserve is established for estimated surplus and discontinued inventory items. The amount of the reserve is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Doubtful  Accounts  Receivable.   An  allowance  is  established  for  estimated
uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of the amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

Product Liability. The Company carries third-party insurance for what it believes to be a substantial amount of potential product liability exposures. The Company has established a liability for potential uninsured claims. The Company employs a third-party to evaluate its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liability. A substantial change in the number and/or severity of claims would result in materially different amounts for this item.

Accounting Changes

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company at the beginning of 2002. Upon adoption of SFAS No. 142, the Company will stop amortization of goodwill, which would have been $900,000 of general and administrative expense in 2002. Results of initial goodwill impairment testing indicate no impairment.

See Note A to Consolidated Financial Statements for discussion of other recent and pending accounting changes that were not, or are not expected to be significant to the Company's financial position or operating results.

Quantitative and Qualitative Disclosure About Market Risk

Graco sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements.

Graco uses foreign exchange contracts to reduce risks associated with foreign currency net monetary asset and liability positions. These contracts typically have maturities of 90 days or less, and gains or losses from changes in market value of these contracts offset foreign exchange gains and losses on the underlying balance sheet items. At December 28, 2001, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the European euro, Canadian dollar, Japanese yen, British pound, and Korean won. The Company does not hold or issue derivative financial instruments for trading purposes.

To evaluate its currency exchange rate risks on its foreign exchange contracts, the Company uses sensitivity analysis, which measures the impact on earnings of hypothetical changes in the value of foreign currencies of its monetary assets and liabilities. At December 28, 2001, due to the short-term nature of the Company's hedging instruments, reasonably likely fluctuations in foreign currency exchange rates in the near term would not materially affect Graco's consolidated operating results, financial position or cash flows.

When appropriate, the Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. The amount of such debt was not significant at December 28, 2001.

For further discussion of the Company's foreign currency hedging strategy and position, see Note A to the Consolidated Financial Statements.

Outlook

Management believes that the tough economic environment will continue in 2002. The length and severity of the soft market conditions in North America, and the risk that it will spread, directly impacts the willingness and ability of Graco's customers to purchase its equipment. Sales growth will be difficult as long as the weakness continues in North America, and management is concerned about continued softness in Europe and Japan. Nonetheless, management remains committed to improved profitability while funding the Company's long-term growth strategies of introducing new products, entering new markets, expanding distribution coverage and pursuing strategic acquisitions.

Cautionary Statement Regarding Forward-Looking Statements

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, as well as in press or earnings releases, analyst briefings and conference calls, which reflects the Company's current thinking on market trends and the Company's future financial performance at the time they are made. All forecasts and projections are forward-looking statements.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Exhibit 99 to the Company's Annual Report on Form 10-K for fiscal year 2001 for a more comprehensive discussion of these and other risk factors.

Investors  should realize that factors other than those  identified above and in
Exhibit 99 may prove important to the Company's future results. It is not possible for management to identify each and every factor that may have an impact on the Company's operations in the future as new factors can develop from time to time.


Item 8.  Financial Statements and Supplementary Data                        Page
         o  Selected  Quarterly  Financial  Data (See Part II,
            Item 5, Market for the Company's Common Stock and
            Related Shareholder Matters)                                       9
         o  Responsibility for Financial Reporting                            15
         o  Independent Auditors' Report                                      16
         o  Consolidated Statements of Earnings for fiscal years
            2001, 2000 and 1999                                               17
         o  Consolidated Balance Sheets for fiscal years 2001 and
            2000                                                              18
         o  Consolidated Statements of Cash Flows for fiscal
            years 2001, 2000 and 1999                                         19
         o  Consolidated Statements of Changes in Shareholders'
            Equity for fiscal years 2001, 2000 and 1999                       20
         o  Consolidated Statements of Comprehensive Income for
            fiscal years 2001, 2000 and 1999                                  20
         o  Notes to Consolidated Financial Statements                        21

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

In meeting this responsibility, management believes that its comprehensive systems of internal control provide reasonable assurance that the Company's assets are safeguarded and transactions are executed and recorded by qualified personnel in accordance with approved procedures. Internal auditors periodically review these accounting and control systems. Deloitte & Touche LLP, independent certified public accountants, are retained to audit the consolidated financial statements and express an opinion thereon. Their opinion is included below.

The Audit Committee of the Board is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. In performing its oversight function, the Audit Committee has relied upon advice and information which it has received in its discussions with the Company's management and independent auditors.

Independent Auditors' Report


Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the Company) as of December 28, 2001 and December 29, 2000 and the related consolidated statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 28, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 28, 2001 and December 29, 2000 and the results of their operations and cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
January 21, 2002

CONSOLIDATED STATEMENTS OF EARNINGS                                         Graco Inc. and Subsidiaries

                                                                    Years Ended
                                            -----------------------------------------------------------

(In thousands, except per share amounts)    December 28, 2001    December 29, 2000    December 31, 1999
----------------------------------------    -----------------    -----------------    -----------------

Net Sales                                            $472,819             $494,373             $450,474

   Cost of products sold                              238,057              243,521              219,339
                                            -----------------    -----------------    -----------------
Gross Profit                                          234,762              250,852              231,135

   Product development                                 20,808               19,998               19,688

   Selling, marketing and distribution                 80,528               86,598               79,922

   General and administrative                          33,244               33,014               38,334
                                            -----------------    -----------------    -----------------
Operating Earnings                                    100,182              111,242               93,191

   Interest expense                                     1,247                4,127                7,016

   Other expense (income), net                          1,469                1,207               (2,666)
                                            -----------------    -----------------    -----------------
Earnings before Income Taxes                           97,466              105,908               88,841

   Income taxes                                        32,200               35,800               29,500
                                            -----------------    -----------------    -----------------
Net Earnings                                         $ 65,266             $ 70,108             $ 59,341
                                            =================    =================    =================
Basic Net Earnings per Common Share                  $   2.11             $   2.31             $   1.95
                                            =================    =================    =================
Diluted Net Earnings per Common Share                $   2.07             $   2.27             $   1.90
                                            =================    =================    =================
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                     Graco Inc. and Subsidiaries

(In thousands, except share amounts)                                 December 28, 2001    December 29, 2000
-----------------------------------------------------------------    -----------------    -----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $ 26,531             $ 11,071
  Accounts receivable, less allowances of $4,500 and $4,700                     85,440               85,836
  Inventories                                                                   30,333               33,079
  Deferred income taxes                                                         11,710               11,574
  Other current assets                                                           1,483                2,182
                                                                     -----------------    -----------------
     Total current assets                                                      155,497              143,742
Property, Plant and Equipment, net                                              98,944               83,989
Intangible Assets, net                                                          14,274                5,576
Other Assets                                                                     7,398                5,237
                                                                      -----------------    -----------------
  Total Assets                                                                $276,113             $238,544
                                                                      =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                                                      $  9,512             $ 15,713
  Current portion of long-term debt                                                550                1,310
  Trade accounts payable                                                        10,676               12,899
  Salaries, wages and commissions                                               10,620               14,532
  Accrued insurance liabilities                                                 10,380               10,622
  Accrued warranty and service liabilities                                       6,091                5,320
  Income taxes payable                                                           6,014                4,642
  Other current liabilities                                                     19,410               16,803
                                                                     -----------------    -----------------
    Total current liabilities                                                   73,253               81,841

Long-Term Debt, less current portion                                                --               18,050

Retirement Benefits and Deferred Compensation                                   27,359               27,230

Deferred Income Taxes                                                            1,761                  568

Commitments and Contingencies (Note K)

Shareholders' Equity
  Common stock, $1 par value; 45,000,000 shares authorized'
    31,113,144 and 20,273,561 shares outstanding in 2001 and 2002               31,113               20,274
  Additional paid-in capital                                                    54,269               39,954
  Retained earnings                                                             89,155               50,233
  Accumulated comprehensive income (loss) and other                               (797)                 394
                                                                     -----------------    -----------------
   Total shareholders' equity                                                  173,740              110,855
                                                                     -----------------    -----------------
   Total Liabilities and Shareholders' Equity                                 $276,113             $238,544
                                                                     =================    =================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Graco Inc. and Subsidiaries

                                                                                 Years Ended
                                                         ---------------------------------------------------------
(In thousands)                                           December 28, 2001   December 29, 2000   December 31, 1999
-----------------------------------------------------    -----------------   -----------------   -----------------

Cash Flows from Operating Activities
  Net earnings                                                    $ 65,266            $ 70,108            $ 59,341
    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                 18,494              15,452              14,701
      Deferred income taxes                                            762               1,644               1,152
      Tax benefit related to stock options exercised                 3,365               1,503               1,890
      (Gain) loss on sale of fixed assets                              424              (1,561)             (2,936)
      Change in:
        Accounts receivable                                            309              (8,287)              2,097
        Inventories                                                  5,329               4,161               3,309
        Trade accounts payable                                      (2,402)               (516)              1,551
        Salaries, wages and commissions                             (4,311)              1,921                (946)
        Retirement benefits and deferred compensation               (2,624)             (3,999)             (2,112)
        Other accrued liabilities                                    3,062               1,416              (3,147)
        Other                                                        1,507                 367               1,248
                                                         -----------------   -----------------   -----------------
Net cash provided by operating activities                           89,181              82,209              76,148
                                                         -----------------   -----------------   -----------------
Cash Flows from Investing Activities
  Property, plant and equipment additions                          (30,203)            (14,523)             (9,140)
  Proceeds from sale of property, plant and equipment                  267               4,845               9,695
  Acquisition of business, net of cash acquired                    (15,949)                 --             (18,388)
                                                         -----------------   -----------------   -----------------
Net cash used in investing activities                              (45,885)             (9,678)            (17,833)
                                                         -----------------   -----------------   -----------------
Cash Flows from (for) Financing Activities
  Borrowing on notes payable and lines of credit                   160,274             188,552             118,900
  Payments on notes payable and lines of credit                   (165,937)           (187,144)           (119,201)
  Borrowings on long-term debt                                      21,000              43,665              25,001
  Payments on long-term debt                                       (39,810)            (91,215)            (73,711)
  Common stock issued                                               11,932               8,127               6,760
  Common stock retired                                              (3,761)            (19,182)             (5,077)
  Cash dividends paid                                              (12,339)            (11,361)             (8,927)
                                                         -----------------   -----------------   -----------------
Net cash used in financing activities                              (28,641)            (68,558)            (56,255)
                                                         -----------------   -----------------   -----------------
Effect of exchange rate changes on cash                                805                 510                 973
                                                         -----------------   -----------------   -----------------
Net increase in cash and cash equivalents                           15,460               4,483               3,033
Cash and cash equivalents
  Beginning of year                                                 11,071               6,588               3,555
                                                         -----------------   -----------------   -----------------
  End of year                                                     $ 26,531             $ 11,071           $  6,588
                                                         =================   =================   =================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                        Graco Inc. and Subsidiaries

                                                                                 Years Ended
                                                         ---------------------------------------------------------
(In thousands)                                           December 28, 2001   December 29, 2000   December 31, 1999
-------------------------------                          -----------------   -----------------   -----------------
Common Stock
  Balance, beginning of year                                      $ 20,274            $ 20,416            $ 20,097
  Stock split                                                       10,148                  --                  --
  Shares issued                                                        817                 475                 466
  Shares repurchased                                                  (126)               (617)               (147)
                                                         -----------------   -----------------   -----------------
Balance, end of year                                                31,113              20,274              20,416
                                                         -----------------   -----------------   -----------------
Additional Paid-In Capital
  Balance, beginning of year                                        39,954              31,755              23,892
  Shares issued                                                     11,115               7,652               6,294
  Tax benefit related to stock                                       3,365               1,503               1,890
options exercised
  Shares repurchased                                                  (165)               (956)               (321)
                                                         -----------------   -----------------   -----------------
Balance, end of year                                                54,269               39,954             31,755
                                                         -----------------   -----------------   -----------------
Retained Earnings
  Balance, beginning of year                                        50,233                9,279            (35,878)
  Net income                                                        65,266               70,108             59,341
  Dividends declared                                               (12,721)             (11,545)            (9,575)
  Stock split                                                      (10,148)                  --                 --
  Shares repurchased                                                (3,470)             (17,609)            (4,609)
  Change in accounting period                                           (5)                  --                 --
                                                         -----------------   -----------------   -----------------
Balance, end of year                                                89,155               50,233              9,279
                                                         -----------------   -----------------   -----------------
Accumulated Other Comprehensive
Income (Loss)
  Balance, beginning of year                                           394                1,490              1,817
  Current period change                                             (1,114)              (1,096)              (327)
                                                         -----------------   -----------------   -----------------
Balance, end of year                                                  (720)                 394              1,490
                                                         -----------------   -----------------   -----------------
Unearned Compensation
  Balance, beginning of year                                            --                   --               (615)
  Restricted stock issued                                              (93)                  --                 --
  Charged to operations                                                 16                   --                615
                                                         -----------------   -----------------   -----------------
Balance, end of year                                                   (77)                  --                 --
                                                         -----------------   -----------------   -----------------
Total Shareholders' Equity                                        $173,740             $110,855           $ 62,940
                                                         =================   =================   =================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                        Graco Inc. and Subsidiaries

                                                                                 Years Ended
                                                         ---------------------------------------------------------
(In thousands)                                           December 28, 2001   December 29, 2000   December 31, 1999
--------------------------------------------             -----------------   -----------------   -----------------

Net Earnings                                                       $65,266             $70,108             $59,341
  Other comprehensive income, net of tax:
    Foreign currency translation adjustments                          (759)             (1,096)               (327)
    Minimum pension liability adjustment                              (355)                 16                 (90)
                                                         -----------------   -----------------   -----------------
Comprehensive Income                                               $64,152             $69,028             $58,924
                                                         -----------------   -----------------   -----------------
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 28, 2001, December 29, 2000 and December 31, 1999

A.  Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. Years ended December 28, 2001 and December 29, 2000 were 52-week years. The year ended December 31, 1999 was a 53-week year.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 28, 2001, all subsidiaries are 100 percent owned. In 2000 and 1999, subsidiaries in Japan and Korea were included on the basis of fiscal years ended November 30. In 2001, the one-month reporting lag in Japan and Korea was eliminated and net earnings for December 2000 were recorded as adjustments to equity. Certain prior year amounts have been reclassified to conform with 2001 presentation, but had no effect on previously reported net earnings or shareholders' equity.

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

Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out
(FIFO) cost method.

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:

      Buildings and improvements                     10 to 30 years
      Leasehold improvements                          5 to 10 years
      Manufacturing equipment                         5 to 10 years
      Office, warehouse and automotive equipment      3 to 10 years

Intangible Assets. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which requires the purchase method of accounting for all business combinations after June 30, 2001, and specifies criteria for recognizing intangible assets apart from goodwill. The Company's historical practices for recording intangible assets separately from goodwill are consistent with the new standard.

Also in 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company at the beginning of 2002. Upon adoption of SFAS No. 142, the Company will stop amortization of goodwill, which would have been $900,000 of general and administrative expense in 2002. Results of initial goodwill impairment testing indicate no impairment.

Components of intangible assets were:

(In thousands)                                                2001          2000
---------------------------------------------------------  -------        ------
Goodwill, net of accumulated amortization of $650 in 2001  $ 7,939        $   --
Other identifiable intangibles, net of accumulated
   amortization of $6,400 and $4,100                         6,335         5,576
                                                           -------        ------
Total intangible assets, net                               $14,274        $5,576
                                                           =======        ======

Other identifiable intangibles includes values assigned to patents, trademarks, trade names, customer lists and noncompete agreements, which are being amortized on a straight-line basis over useful lives ranging from 2 to 10 years.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write-downs of any long-lived assets in the periods presented.

Restructuring. During the third quarter of 2001, the Company announced plans to relocate the operations of its German subsidiary, Graco Verfahrenstechnik, to other Company facilities in Belgium and the U.S. This included termination of approximately 50 employees, termination of leases and consolidation of product lines. General and administrative expense in 2001 includes a $1.4 million charge to establish a restructuring accrual for costs associated with termination of employees and lease termination. There were no significant payments charged against the accrual in 2001, but the Company expects that all amounts accrued will be paid in 2002.

Self-Insurance. The Company is self-insured for certain losses relating to product liability, workers' compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Revenue Recognition. The Company recognizes revenue when title passes, which is usually upon shipment. The Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been between 2 and 3 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses.

Earnings Per Common Share. Basic net earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed after giving effect to the exercise of all dilutive outstanding option grants.

Comprehensive  Income.  Comprehensive  income is a  measure  of all  changes  in shareholders' equity except those resulting from investments by and distributions to owners, and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.

Stock-Based Compensation. As allowed under SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans and adopt the "disclosure only" provisions of SFAS No. 123.

Derivative Instruments and Hedging Activities. At the beginning of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The adoption of SFAS No. 133 resulted in no transition adjustment.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These hedges and net monetary positions are recorded at current market values and the gains and losses are included in other expense (income). The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses on the forward contract are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. Gains and losses on such transactions were not significant in 2001, and there were no such transactions outstanding as of December 28, 2001.

Other Recent Accounting Pronouncements. In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the cost of legal obligations (as defined) associated with the retirement of long-lived assets to be recorded as liabilities in the period in which they are incurred. The FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides for a single accounting model to be used for long-lived assets to be disposed of, and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect the adoption of these standards to have a material effect on its financial position or operating results.

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

(In thousands)
Reportable Segments                            2001          2000          1999
----------------------------------         --------      --------      --------
Sales
   Industrial / Automotive                 $199,508      $227,963      $227,772
   Contractor                               225,110       221,538       178,616
   Lubrication                               48,201        44,872        44,086
                                           --------      --------      --------
      Total                                $472,819      $494,373      $450,474
                                           ========      ========      ========
Segment operating earnings
   Industrial / Automotive                 $ 48,820      $ 57,798      $ 48,143
   Contractor                                47,297        47,935        41,736
   Lubrication                               12,119        10,600        10,307
   Unallocated corporate expenses            (8,054)       (5,091)       (6,995)
                                           --------      --------      --------
      Total                                $100,182      $111,242      $ 93,191
                                           ========      ========      ========


Geographic Information                         2001          2000          1999
----------------------------------         --------      --------      --------
Sales (based on customer location)
   United States                           $308,535      $322,792      $280,685
   Other countries                          164,284       171,581       169,789
                                           --------      --------      --------
Total                                      $472,819      $494,373      $450,474
                                           --------      --------      --------
Long-lived assets
   United States                           $109,819      $ 80,811      $ 80,259
   Belgium                                    8,954        10,437        11,298
   Other countries                            1,843         3,554         5,972
                                           --------      --------      --------
Total                                      $120,616      $ 94,802      $ 97,529
                                           ========      ========      ========

Sales to Major Customers

In 2001, sales to a home center retailer in the Contractor segment totaled 11 percent of consolidated sales. No customer represented 10 percent or more of consolidated sales in 2000. In 1999, sales to a paint manufacturer and retailer in the Contractor segment totaled 11 percent of consolidated sales.

C. Inventories

Major components of inventories were as follows:

(In thousands)                                                2001         2000
-------------------------------------------------------    -------      -------
Finished products and components                           $23,863      $26,812
Products and components in various stages of completion     18,827       20,153
Raw materials and purchased components                      18,899       19,259
                                                           -------      -------
                                                            61,589       66,224
Reduction to LIFO cost                                     (31,256)     (33,145)
                                                           -------      -------
Total                                                      $30,333      $33,079
                                                           =======      =======

Inventories valued under the LIFO method were $18,249,000 and $20,585,000 for 2001 and 2000. All other inventory was valued on the FIFO method.

In 2001 and 2000, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect in 2001 was to increase net earnings by approximately $1,000,000. In 2000, the effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)                                                2001         2000
------------------------------------------                --------     --------
Land                                                      $  5,815     $  4,062
Buildings and improvements                                  65,648       50,512
Manufacturing equipment                                    114,605      105,509
Office, warehouse and automotive equipment                  23,998       22,652
Construction in progress                                     1,457        4,137
                                                          --------     --------
Total property, plant and equipment                        211,523      186,872
Accumulated depreciation                                  (112,579)    (102,883)
                                                          --------     --------
Net property, plant and equipment                         $ 98,944     $ 83,989
                                                          ========     ========

E.  Income Taxes

Earnings before income tax expense consist of:

(In thousands)                                2001          2000           1999
--------------                             -------      --------        -------
Domestic                                   $81,731      $ 95,440        $87,292
Foreign                                     15,735        10,468          1,549
                                           -------      --------        -------
Total                                      $97,466      $105,908        $88,841
                                           =======      ========        =======

Income tax expense consists of:

(In thousands)                                2001          2000           1999
------------------                         -------      --------        -------
Current:
  Domestic:
   Federal                                 $23,725      $ 28,532        $23,081
   State and local                           2,105         2,164          2,323
  Foreign                                    5,349         3,018          2,867
                                           -------      --------        -------
                                            31,179        33,714         28,271
                                           -------      --------        -------
Deferred:
  Domestic                                      55         2,414          1,778
  Foreign                                      466          (328)          (549)
                                           -------      --------        -------
                                             1,021         2,086          1,229

Total                                      $32,200      $ 35,800        $29,500
                                           =======      ========        =======

Income taxes paid were  $25,888,000,  $30,919,000  and $31,272,000 in 2001, 2000
and 1999.


A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

                                                   2001       2000         1999
-----------------------------------------------    ----       ----         ----
Statutory tax rate                                   35%        35%          35%
Earnings from non-U.S. sales at lower tax rates      (2)        (1)          (2)
State taxes, net of federal effect                    1          1            2
U.S. general business tax credits                    (1)        (1)          (2)
                                                   ----       ----         ----
Effective tax rate                                   33%        34%          33%
                                                   ====       ====         ====

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:


(In thousands)                                                 2001        2000
--------------------------------------------------------    -------     -------
Inventory valuations                                        $ 2,126     $ 2,847
Insurance accruals                                            2,842       3,247
Warranty reserve                                              2,030       1,089
Vacation accruals                                             1,331       1,435
Bad debt reserves                                             1,329       1,321
Net operating loss carryforward                                 509         334
Other                                                         1,543       1,301
                                                            -------     -------
  Current                                                    11,710      11,574
                                                            -------     -------
Unremitted earnings of consolidated foreign subsidiaries     (1,950)     (1,950)
Excess of tax over book depreciation                         (7,094)     (7,494)
Postretirement benefits                                       5,739       5,721
Pension and deferred compensation                               741       1,880
Other                                                           803       1,275
                                                            -------     -------
  Non-current                                                (1,761)       (568)
                                                            -------     -------
Net deferred tax assets                                     $ 9,949     $11,006
                                                            =======     =======

Total deferred tax assets were $19,141,000 and $20,923,000 and total deferred tax liabilities were $9,192,000 and $9,917,000 on December 28, 2001 and December 29, 2000.

F.  Debt

(In thousands)                                                2001         2000
----------------------------------                            ----      -------
Reducing revolving credit facility                              --      $17,500
Other                                                         $550        1,860
                                                              ----      -------
Total long-term debt                                           550       19,360
  Less current portion                                         550        1,310
                                                              ----      -------
Long-term portion                                               --      $18,050
                                                              ====      =======

Interest paid on debt during 2001, 2000 and 1999 amounted to $1,288,000, $4,171,000 and $6,843,000. The fair value of the Company's long-term debt at December 28, 2001 and December 29, 2000 is not materially different than its recorded value.

In July 1998, the Company entered into a five-year $190 million reducing revolving credit facility (the Revolver) with a syndicate of ten banks including the lead bank, U.S. Bank National Association. Available credit under the Revolver was subsequently reduced to $72 million by December 29, 2000, and was further reduced to $50 million by December 28, 2001. Outstanding balances bear interest at the London Interbank Offered Rate plus a spread of 0.45 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The Revolver specifies quarterly reductions of the maximum amount of the credit line, and requires the Company to maintain certain financial ratios as to net worth, cash flow leverage and fixed charge coverage. The Revolver effectively restricts dividend payments that would cause a violation of the tangible net worth covenant. At December 28, 2001, the Company could have paid up to $74 million of dividends without violating the tangible net worth covenant.

On December 28, 2001, the Company had lines of credit with U.S. and foreign banks of $74 million, including the $50 million Revolver. The unused portion of these credit lines was $68 million at December 28, 2001. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London interbank market. The weighted average short-term borrowing rates were 5.2 percent, 6.2 percent and 5.4 percent for the years ended December 28, 2001, December 29, 2000, and December 31, 1999. The Company pays commitment fees of up to 0.175 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

G.  Shareholders' Equity

A three-for-two stock split was declared on December 8, 2000 and distributed February 6, 2001 for shares outstanding on January 15, 2001. All stock option, share and per share data reflects this split.

At December 28, 2001, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

H.    Stock Option and Purchase Plans

Stock Option and Award Plans. The Company has various stock incentive plans under which it grants stock options and restricted share awards to officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant. Restricted share awards of 966,914 common shares have been made to certain key employees under the plans, of which 3,000 shares remain restricted as of December 28, 2001. Compensation cost charged to operations for the restricted share awards was $16,000 in 2001, zero in 2000 and $615,000 in 1999.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

                                                     Weighted Average        Options        Weighted Average
                                      Options         Exercise Price       Exercisable       Exercise Price
------------------------------      ---------        ----------------      -----------      ----------------
Outstanding, December 25, 1998      1,772,682             $10.86              766,329             $ 6.59
  Granted                             706,748              14.57
  Exercised                          (424,580)              4.82
  Canceled                            (55,705)             15.69
                                    ---------        ----------------      -----------      ----------------
Outstanding, December 31, 1999      1,999,145             $12.69            1,117,539             $10.00
  Granted                             438,000              20.59
  Exercised                          (387,597)             10.69
  Canceled                            (87,258)             15.39
                                    ---------        ----------------      -----------      ----------------
Outstanding, December 29, 2000      1,962,290             $14.74              943,151             $11.46
  Granted                             657,889              27.54
  Exercised                          (571,655)             12.94
  Canceled                            (58,557)             20.09
                                    ---------        ----------------      -----------      ----------------
Outstanding, December 28, 2001      1,989,967             $19.30              602,267             $12.88
                                    =========        ================      ===========      ================

Thefollowing   table   summarizes   information  for  options   outstanding  and
exercisable at December 28, 2001:

                                 Options            Options                            Options
                               Outstanding        Outstanding                        Exercisable
Range of        Options       Weighted Avg.      Weighted Avg.        Options       Weighted Avg.
 Prices       Outstanding     Remaining Life     Exercise Price     Exercisable     Exercise Price
--------      -----------     --------------     --------------     -----------     --------------
$ 4-10          275,163             2                $ 6.17           275,163           $ 6.17
 11-18          460,985             7                 14.16           100,276            13.63
 19-25          624,430             7                 20.44           219,628            20.47
 26-32          629,389             9                 27.67             7,200            27.90
              -----------     --------------     --------------     -----------     --------------
$ 4-32        1,989,967             7                $19.30           602,267           $12.88

Stock Purchase Plans. Under the Company's Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year.

The Nonemployee Director Stock Plan enables individual nonemployee directors of the Company to elect to receive or defer all or part of a director's annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company's common stock instead of cash. The Company issued 6,006, 6,927 and 6,161 shares under this Plan during 2001, 2000 and 1999. The expense related to this Plan is not significant.

Reserved Shares. Shares reserved for issuance under the various stock option and purchase plans are shown below:

                                                                   Remaining
                                           Total Shares         Reserved as of
                                             Reserved          December 28, 2001
--------------------------------------     ------------        -----------------
Long-term Stock Incentive Plan               7,818,750             2,996,996
Employee Stock Incentive Plan                1,500,000             1,488,150
Stock Incentive Plan                         1,500,000             1,497,000
Nonemployee Director Stock Option Plan         450,000               434,811
Employee Stock Purchase Plan                 8,775,000               919,689
Nonemployee Director Stock Plan                337,500               304,331
                                           ------------        -----------------
Total                                       20,381,250             7,640,977
                                           ============        =================

Stock-Based Compensation. No compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the various stock incentive plans. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Company's net earnings and earnings per share would have been reduced as follows:

(In thousands, except per share amounts)         2001         2000         1999
----------------------------------------      -------      -------      -------
Net earnings
  As reported                                 $65,266      $70,108      $59,341
  Pro forma                                    60,998       66,582       56,712
Net earnings per common share
  Basic as reported                           $  2.11      $  2.31      $  1.95
  Diluted as reported                            2.07         2.27         1.90
  Pro forma basic                                1.97         2.19         1.87
  Pro forma diluted                              1.94         2.15         1.81

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                 2001         2000         1999
----------------------------------------      -------      -------      -------
Expected life in years                            5.1          6.1          5.3
Interest rate                                     5.1%         6.4%         5.1%
Volatility                                       37.4%        44.5%        43.5%
Dividend yield                                    1.4%         1.8%         1.9%

Based upon these assumptions, the weighted average fair value at grant date of options granted in 2001, 2000 and 1999 was $8.96, $8.16 and $5.19.

The fair value of the employees' purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2001         2000         1999
----------------------------------------      -------      -------      -------
Expected life in years                            1.0          1.0          1.0
Interest rate                                     5.1%         6.4%         5.2%
Volatility                                       37.4%        45.2%        43.8%
Dividend yield                                    1.5%         1.9%         2.0%

The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees' purchase rights determined using Black-Scholes. The weighted average fair value of each purchase right per common share was $7.14, $5.95 and $4.08 in 2001, 2000 and 1999.

I.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                                    2001        2000       1999
--------------------------------------------------------------------     -------     -------    -------
Numerator
  Net earnings available to common shareholders                          $65,266     $70,108    $59,341
                                                                         -------     -------    -------
Denominators
  Denominator for basic earnings per share - weighted average shares      30,903      30,407     30,372
  Dilutive effect of stock options computed based on the treasury
    stock method using the average market price                              578         498        927
                                                                         -------     -------    -------
  Denominator for diluted earnings per share                              31,481      30,905     31,299
                                                                         =======     =======    =======
Basic earnings per share                                                 $  2.11     $  2.31    $  1.95
                                                                         =======     =======    =======
Diluted earnings per share                                               $  2.07     $  2.27    $  1.90
                                                                         =======     =======    =======

J.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee's compensation. Employer contributions were $2,187,000, $2,162,000 and $2,008,000 in 2001, 2000 and 1999.

The Company's postretirement medical plan provides certain medical benefits for retired employees. U.S. employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees, certain directors and some of the employees of the Company's non-U.S. subsidiaries. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years' earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company's common stock. The market value of the plans' investment in the common stock of the Company was $19,460,000 and $16,090,000 at December 28, 2001 and December 29, 2000. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the periods ending December 28, 2001 and December 29, 2000, and a statement of the funded status as of the same dates.

                                             Pension Benefits             Postretirement Medical Benefits
                                            -------------------           -------------------------------
(In thousands)                                  2001       2000                2001                  2000
------------------------------------        --------   --------           ---------              --------
Reconciliation of benefit obligation
Obligation, beginning of year               $109,582   $102,040           $  16,298              $ 15,430
Service cost                                   3,825      3,733                 493                   459
Interest cost                                  7,452      6,961               1,126                 1,063
Assumption changes                                --         --               3,058                    --
Actuarial loss                                    10        211                 707                   537
Benefit payments                              (3,977)    (3,363)             (1,381)               (1,191)
                                            --------   --------           ---------              --------
Obligation, end of year                     $116,892   $109,582           $  20,301              $ 16,298
                                            --------   --------           ---------              --------

Reconciliation of fair value of plan assets
Fair value, beginning of year               $136,816   $135,997           $      --              $     --
Actual return on assets                       (3,813)     3,770                  --                    --
Employer contribution                            438        412               1,381                 1,191
Benefit payments                              (3,977)    (3,363)             (1,381)               (1,191)
                                            --------   --------           ---------              --------
Fair value, end of year                     $129,464   $136,816           $      --              $     --
                                            --------   --------           ---------              --------

Funded status
Funded status over (under), end of year     $ 12,572   $ 27,234           $(20,301)              $(16,298)
Unrecognized transition obligation (asset)       (55)       (64)                --                     --
Unrecognized prior service cost                1,559      1,734                 --                     --
Unrecognized loss (gain)                     (17,516)   (35,946)             4,410                    645
                                            --------   --------           --------               --------
Net                                         $ (3,440)  $ (7,042)          $(15,891)              $(15,653)
                                            ========   ========           ========               ========

The following table provides the amounts included in the consolidated balance sheets as of December 28, 2001 and December 29, 2000.

                                             Pension Benefits            Postretirement Medical Benefits
                                            -------------------          -------------------------------
(In thousands)                                 2001        2000              2001                   2000
-------------------------                   -------    --------          --------               --------
Accrued benefit liability                   $(9,282)   $(10,018)         $(15,891)              $(15,653)
Other assets                                  5,842       2,976                --                     --
                                            -------    --------          --------               --------
Net                                         $(3,440)   $ (7,042)         $(15,891)              $(15,653)
                                            =======    ========          ========               ========

The components of net periodic benefit cost for the plans for 2001, 2000 and 1999 were as follows:

                                                              Pension Benefits                  Postretirement Medical Benefits
                                                      --------------------------------          -------------------------------
(In thousands)                                           2001       2000          1999            2001         2000        1999
----------------------------------------------        -------    -------       -------          ------       ------      ------
Service cost-benefits earned during the period        $ 3,825    $ 3,733       $ 3,517          $  493       $  459      $  482
Interest cost on projected benefit obligation           7,452      6,961         6,267           1,126        1,063         995
Expected return on assets                             (12,139)   (12,086)      (11,189)             --           --          --
Amortization of transition obligation (asset)             (10)        (3)           (4)             --           --          --
Amortization of prior service cost                        174        220           231              --           --          --
Amortization of net loss (gain)                        (2,041)    (2,707)         (629)             --           --          --
Cost of pension plans which are not significant
  and have not adopted SFAS No. 87                        163        130           266             N/A          N/A         N/A
Curtailment gain                                           --         --          (541)             --           --          --
                                                      -------    -------       -------          ------       ------      ------
Net periodic benefit cost (credit)                    $(2,576)   $(3,752)      $(2,082)         $1,619       $1,522      $1,477
                                                      =======    =======       =======          ------       ------      ------

The Company's retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 12 percent for 2002, decreasing by one percentage point each year to a constant rate of 5 percent in 2009 and thereafter, subject to the plan's 6 percent annual increase limitation. The other assumptions used in the measurement of the Company's benefit obligation are shown below:

                                                              Pension Benefits                   Postretirement Medical Benefits
                                                       ------------------------------            -------------------------------
(In thousands)                                         2001         2000         1999            2001          2000         1999
-----------------------------                          ----         ----         ----            ----          ----         ----
Discount rate                                          7.0%         7.0%          6.5%           7.0%          7.0%         6.5%
Expected return on assets                              9.0%         9.0%         11.0%           N/A           N/A          N/A
Rate of compensation increase                          3.8%         3.6%          3.6%           N/A           N/A          N/A
                                                       ====         ====         ====            ====          ====         ====

At December 28, 2001, a one percent change in assumed health care cost trend rates would have the following effects:

(In thousands)                                                  1% Increase  1% Decrease
----------------------------------------------------------      -----------  -----------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost                $ 259      $ (210)

Effect on the health care component of the accumulated
  postretirement benefit obligation                                     189      (1,369)
                                                                -----------  -----------


K.  Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments at December 28, 2001, under operating leases with noncancelable terms of more than one year, were $4,936,000, payable as follows:

                                                        Vehicles &
(In thousands)                              Buildings    Equipment        Total
--------------                              ---------    ---------       ------
2002                                           $  931       $1,002       $1,933
2003                                              865          779        1,644
2004                                              791          335        1,126
2005                                               82           49          131
2006                                               87           15          102
Thereafter                                         --           --           --
                                            ---------    ---------       ------
Total                                          $2,756       $2,180       $4,936
                                            =========    =========       ======

Total rental expense was $2,416,000 for 2001, $2,499,000 for 2000 and $3,492,000
for 1999.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business.

The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier's inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $5,000,000.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in management's opinion, is expected to have a material adverse impact on the Company's consolidated results of operations or its financial position.

L.  Acquisition

On March 19, 2001, the Company purchased ASM Company, Inc. (ASM) for $16 million cash. ASM manufactures and markets spray tips, guns, poles and other accessories for the professional painter, and had sales of approximately $11 million in 2000.

The Company used the purchase method to account for the acquisition. Based on the results of an independent appraisal, the purchase price was allocated to net tangible assets of $4 million (net of assumed liabilities totaling $2 million), identifiable intangible assets of $3 million and goodwill of $9 million. Identifiable intangible assets include patents, proprietary technologies, trade names, trademarks, customer list and a noncompete agreement. Intangibles and goodwill were amortized in 2001 on a straight-line basis, with useful lives ranging from 2 to 10 years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Company

The information under the heading "Executive Officers of the Company" in Part I of this 2001 Annual Report on Form 10-K and the information under the headings "Election of Directors, Nominees and Other Directors" on pages 2 through 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16, of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, to be held on May 7, 2002 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" on pages 6 through 8 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of the Management Organization and Compensation Committee" and "Comparative Stock Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Beneficial Ownership of Shares" on pages 14 through 15 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading "Certain Business Relationships" on page 14 of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, to be held on May 7, 2002 (the "Proxy Statement"), is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements
            See Part II

      (2)   Financial Statement Schedule                                    Page
                                                                            ----
              o  Schedule II - Valuation and Qualifying Accounts..............33

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      (3)   Management Contract, Compensatory Plan or Arrangement.
            (See Exhibit Index) ..............................................35
            Those  entries  marked  by an  asterisk  are  Management  Contracts,
             Compensatory Plans or Arrangements.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K for the thirteen weeks ended December 28, 2001.

(c)   Exhibit Index ..........................................................35

Schedule II - Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

                                                        Additions
                                         Balance at    charged to    Deductions    Change<F3>     Balance
                                         beginning      costs and       from         Add         at end of
Description                               of year        expenses     Reserves    (Deduct)         year
-----------------------------------      ----------    ----------    ----------   --------       ---------

Year ended December 28, 2001
  Allowance for doubtful accounts          $2,300        $  100        $  500<F1>   $100           $2,000
  Allowance for returns and credits         2,400         7,000         7,000<F2>    100            2,500
                                         ----------    ----------    ----------   --------       ---------
                                           $4,700        $7,100        $7,500       $200           $4,500
                                         ==========    ==========    ==========   ========       =========
Year ended December 29, 2000:
  Allowance for doubtful accounts          $2,500        $  100        $  300                      $2,300
  Allowance for returns and credits         2,000         8,100         7,700<F2>                   2,400
                                         ----------    ----------    ----------   --------       ---------
                                           $4,500        $8,200        $8,000                      $4,700
                                         ==========    ==========    ==========   ========       =========
Year ended December 31, 1999:
  Allowance for doubtful accounts          $2,600        $  300        $  600<F1>   $200           $2,500
  Allowance for returns and credits         1,800         6,000         5,800<F2>                   2,000
                                         ----------    ----------    ----------   --------       ---------
                                           $4,400        $6,300        $6,400       $200           $4,500
                                         ==========    ==========    ==========   ========       =========

1 Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.

2   Credits issued and returns processed.

3   Assumed or established in connection with acquisition

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.


/s/DAVID A. ROBERTS                                 March 22, 2002
------------------------------                      --------------
David A. Roberts
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/DAVID A. ROBERTS                                 March 22, 2002
------------------------------                      --------------
David A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)


/s/MARK W. SHEAHAN                                  March 22, 2002
------------------------------                      --------------
Mark W. Sheahan
Vice President and Treasurer
(Principal Financial Officer)


/s/JAMES A. GRANER                                  March 22, 2002
------------------------------                      --------------
James A. Graner
Vice President and Controller
(Principal Accounting Officer)



G. Aristides           Director, Chairman of the Board
D. A. Koch             Chairman Emeritus
R. O. Baukol           Director
R. G. Bohn             Director
W. J. Carroll          Director
J. Kevin Gilligan      Director
L. R. Mitau            Director
J. H. Moar             Director
M. A.M. Morfitt        Director
M. H. Rauenhorst       Director
D. A. Roberts          Director
W. G. Van Dyke         Director

David A. Roberts by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


/s/DAVID A. ROBERTS                                 March 22, 2002
-------------------                                 --------------
David A. Roberts
(For himself and as attorney-in-fact)

Exhibit Index

      Exhibit
      Number   Description
      -------  -----------

          3.1 Restated Articles of Incorporation as amended December 8, 2000. (Incorporated by reference to Exhibit 3.1 to the Company's 2000 Annual Report on Form 10-K.)

          3.2 Restated Bylaws as amended September 29, 2000. (Incorporated by reference to Exhibit 3.2 to the Company's 2000 Annual Report on Form 10-K.)

          4.1 Rights Agreement dated as of February 25, 2000, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K dated February 25, 2000.)

          4.2 Credit Agreement dated July 2, 1998, between the Company and U.S. Bank National Association, as Agent for a combination of banks. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 25, 1998.)

        *10.1  2001   Corporate   and   Business   Unit   Annual   Bonus   Plan.
               (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 30, 2001.)

        *10.2 Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.35 to the Company's 1999 Annual Report on Form 10-K.)

        *10.3 Nonemployee Director Stock Option Plan, as amended and restated February 23, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 30, 2001.)

        *10.4 Nonemployee Director Stock Plan, as amended and restated June 18, 1999. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 25, 1999.)

        *10.5 Long Term Stock Incentive Plan, as amended and restated December 10, 1999. (Incorporated by reference to Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K.)

        *10.6  Graco   Inc.   Stock   Incentive   Plan,   dated  May  1,   2001.
               (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

        *10.7 Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.)

        *10.8 Chairman's Award Plan. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 7, 1988.)

        *10.9 Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

       *10.10  Restoration Plan 1998 Restatement.  (Incorporated by reference to
               Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K.)

       *10.11 Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan with schedule of awards current as of December 28, 2001.

       *10.12 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan with schedule of awards current as of December 28, 2001.

       *10.13 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan with schedule of awards current as of December 28, 2001.

       *10.14 Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 11, 1993.)

       *10.15 Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control.

       *10.16 Executive Long Term Incentive Agreement. Form of agreement used for award of restricted stock to one executive officer, dated June 25, 2001. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

       *10.17 Trust Agreement dated September 30, 1997, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, N.A.
               (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

       *10.18 Letter Agreement with President and Chief Executive Officer, dated June 5, 2001. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

       *10.19 Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K.)

           11 Statement of Computation of Earnings per share included in Note I on page 29.

           21  Subsidiaries of the Registrant included herein on page 38.

           23  Independent Auditors' Consent included herein on page 38.

           24  Power of Attorney included herein on page 39.

           99 Cautionary Statement Regarding Forward-Looking Statements in-cluded herein on page 40.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company:

                                       Jurisdiction     Percentage of Voting
                                       of               Securities Owned by
   Subsidiary                          Organization     the Company
----------------------------------------------------------------------------
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
   Graco South Dakota Inc.             United States         100%**
   Graco Verfahrenstechnik GmbH        Germany               100%***
----------------------------------------------------------------------------

* Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.
**   Shares 100% held by Graco  Minnesota  Inc.
***  Shares 100% held by Graco N.V.


Exhibit 23

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 33-54205, No. 333-03459, No. 333-75307, and No.
333-63128 on Form S-8 of our report dated January 21, 2002, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 28, 2001.



/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
March 22, 2002

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints David A. Roberts or Mark W. Sheahan, that person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person's name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 28, 2001, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

                                                Date
                                                ------------------
         /s/G. ARISTIDES                        February 22, 2002
         ------------------------               ------------------
         G. Aristides

         /s/R. O. BAUKOL                        February 22, 2002
         ------------------------               ------------------
         R. O. Baukol

         /s/R. G. BOHN                          February 22, 2002
         ------------------------               ------------------
         R. G. Bohn

         /s/W. J. CARROLL                       February 22, 2002
         ------------------------               ------------------
         W. J. Carroll

         /s/J. K. GILLIGAN                      February 22, 2002
         ------------------------               ------------------
         J. K. Gilligan

         /s/D. A. KOCH                          February 22, 2002
         ------------------------               ------------------
         D. A. Koch

         /s/L. R. MITAU                         February 22, 2002
         ------------------------               ------------------
         L. R. Mitau

         /s/J. H. MOAR                          February 22, 2002
         ------------------------               ------------------
         J. H. Moar

         /s/M. A.M. MORFITT                     February 22, 2002
         ------------------------               ------------------
         M. A.M. Morfitt

         /s/M. H. RAUENHORST                    February 22, 2002
         ------------------------               ------------------
         M. H. Rauenhorst

         /s/D. A. ROBERTS                       February 22, 2002
         ------------------------               ------------------
         D. A. Roberts

         /s/W. G. VAN DYKE                      February 22, 2002
         ------------------------               ------------------
         W. G. Van Dyke

Exhibit 99

Cautionary Statement Regarding Forward-Looking Statements

     Graco Inc. (the "Company") wishes to take advantage of the "safe harbor" provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so.

     From time to time various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-K, Form 10-Q and Form 8-K, its Annual Report to Shareholders, and other written documents or oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "foresee," "anticipate," "believe," "project," "should," "estimate," "will", and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

     o With respect to the Company's business as a whole, the Company's prospects and operating results may be affected by:

          - changing economic conditions in the United States and other major world economies, including economic expansions, downturns or recessions; fluctuations in capital goods investment activity, interest rates, and foreign currency exchange rates;

          - international trade factors, including changes in international trade policy, such as export controls, trade sanctions, increased tariff barriers and other restrictions; weaker protection of the Company's proprietary technology in certain foreign countries; the burden of complying with foreign laws and standards; and potentially burdensome taxes;

          - the ability of the Company to develop new products and technologies; maintain and enhance its market position relative to its competitors; maintain and enhance its distribution channels; identify and enter into new markets; successfully conclude and integrate acquisitions; realize productivity and product quality improvements; and continue to control expenses.

          - disruption in operations, transportation, communication, customer operations, distribution, payment or sources of supply, including the cost and availability of skilled labor, raw materials and energy, caused by political or economic instability, acts of God, labor disputes, war, embargo, fire or other cause beyond its reasonable control.

          - changes in the markets in which the Company participates, including consolidation of competitors and major customers, price competition, and alteration in mix of products desired;

          - changes in accounting standards or in the application by the Company of critical accounting policies; and

          - changes in the return on investments in the Company's retirement plan.

     o The prospects and operating results of the Company's Contractor Equipment Division may be affected by: variations in the level of residential, commercial and institutional building and remodeling activity; the availability and cost of financing; changes in the environmental regulation of coatings; consolidation in the paint equipment manufacturing industry and paint manufacturing industry; changes in the technology of paint and coating application; changes in the buying and channel preferences of the end user; changes in the business practices (including inventory management) of the major distributors of contractor equipment; changes in construction materials and techniques; changes in the cost of labor in foreign markets; the regional market strength of certain competitors; the level of government spending on infrastructure development and road construction, maintenance and repair; and the nature and extent of highway safety regulation.

     o The prospects and operating results of the Company's Industrial/Automotive Equipment Division may be affected by: the capital equipment spending levels of industrial customers; the availability and cost of customer financing; changes in the environmental regulation of coatings; changes in the technical characteristics of materials; changes in application technology; the ability of the Company to meet changing customer requirements; consolidation in the distribution channels; consolidation in the fluid handling equipment manufacturing industry; the equipment purchase plans of major automobile manufacturers worldwide (which are in turn impacted by the level of automotive sales worldwide); changes in automotive manufacturing processes; the pricing strategies of competitors; significant penetration of the North American market by low cost foreign manufacturers of competitive equipment; and consolidation in the automobile manufacturing industry worldwide.

     o The prospects and operating results of the Company's Lubrication Equipment Division may be affected by consolidation in the oil production industry; the development of extended life lubricants for vehicles; the reduction in the need for changing vehicle lubricants; consumer trends in "do-it-yourself" vs. "do-it-for-me" oil changes; significant penetration of the North American market by low cost foreign manufacturers of competitive equipment; consolidation of automotive dealerships; trends in spending by state and local governments, and variations in the equipment spending levels of the major oil companies.