Form 10-Q
period 2002-03-29
GRACO INC
filed 2002-05-02
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended March 29, 2002

Commission File Number:  001-9249
                         --------


                                   GRACO INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      Minnesota                                         41-0285640
-----------------------                  ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


        88 - 11th Avenue N.E.
       Minneapolis, Minnesota                                            55413
----------------------------------------                              ----------
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

         31,657,000 common shares were outstanding as of April 26, 2002.

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

EXHIBITS

         2002 Corporate & SBU Bonus Plan                              Exhibit 10

         2002 Executive Officer Annual Incentive Bonus Plan         Exhibit 10.1

         Stock Option Agreement. Form of agreement used for
             award of non-incentive stock options to
             executive officers under the Graco Inc. Stock
             Incentive Plan with schedule of awards current
             as of March 29, 2002                                   Exhibit 10.2

         Computation of Net Earnings per Common Share                 Exhibit 11

                                     PART I

                           GRACO INC. AND SUBSIDIARIES
Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                       Thirteen Weeks Ended
                                               March 29, 2002    March 30, 2001
                                               --------------    --------------

Net Sales                                            $107,857          $109,814

    Cost of products sold                              52,694            54,676
                                               --------------    --------------

Gross Profit                                           55,163            55,138

    Product development                                 4,161             6,287
    Selling, marketing and distribution                19,792            20,672
    General and administrative                          7,717             7,696
                                               --------------    --------------

Operating Earnings                                     23,493            20,483

    Interest expense                                      150               450
    Other expense (income), net                            (3)              213
                                               --------------    --------------

Earnings before Income Taxes                           23,346            19,820

    Income taxes                                        7,800             6,700
                                               --------------    --------------

Net Earnings                                         $ 15,546          $ 13,120
                                               ==============    ==============

Basic Net Earnings Per Common Share                  $    .50          $    .43
                                               ==============    ==============

Diluted Net Earnings Per Common Share                $    .49          $    .42
                                               ==============    ==============

                 See notes to consolidated financial statements.



                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                               March 29, 2002     Dec. 28, 2001
                                               --------------     -------------
ASSETS
Current Assets
    Cash and cash equivalents                        $ 44,226          $ 26,531
    Accounts receivable, less allowances
      of $5,200 and $4,500                             91,129            85,440
    Inventories                                        31,653            30,333
    Deferred income taxes                              12,115            11,710
    Prepaid expenses                                    1,454             1,483
                                               --------------     -------------
       Total current assets                           180,577           155,497

Property, Plant and Equipment:
    Cost                                              212,838           211,523
    Accumulated depreciation                         (116,223)         (112,579)
                                               --------------     -------------
                                                       96,615            98,944

Intangible Assets, net                                 13,633            14,274

Other Assets                                            7,508             7,398
                                               --------------     -------------
                                                     $298,333          $276,113
                                               ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable to banks                           $ 11,296          $  9,512
    Current portion of long-term debt                     500               550
    Trade accounts payable                             10,638            10,676
    Salaries, wages and commissions                     7,571            10,620
    Accrued insurance liabilities                      10,936            10,380
    Accrued warranty and service liabilities            6,258             6,091
    Income taxes payable                               10,485             6,014
    Other current liabilities                          14,546            19,410
                                               --------------     -------------
       Total current liabilities                       72,230            73,253

Retirement Benefits and Deferred Compensation          27,388            27,359

Deferred Income Taxes                                   1,873             1,761

Shareholders' Equity
    Common stock                                       31,629            31,113
    Additional paid-in capital                         65,359            54,269
    Retained earnings                                 100,625            89,155
    Other, net                                           (771)             (797)
                                               --------------     -------------
       Total shareholders' equity                     196,842           173,740
                                               --------------     -------------
                                                     $298,333          $276,113
                                               ==============     =============

                 See notes to consolidated financial statements.



                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                 Thirteen Weeks
                                                                 --------------
                                                       March 29, 2002   March 30, 2001
                                                       --------------   --------------
Cash Flows from Operating Activities
   Net Earnings                                              $ 15,546         $ 13,120
     Adjustments to reconcile net earnings to net
      cash provided by operating activities
        Depreciation and amortization                           4,592            4,240
        Deferred income taxes                                    (332)            (182)
        Tax benefit related to stock options
          exercised                                             2,500                -
        Change in:
          Accounts receivable                                  (6,015)           4,065
          Inventories                                          (1,319)          (5,510)
          Trade accounts payable                                  (19)            (358)
          Salaries, wages and commissions                      (3,029)          (6,569)
          Retirement benefits and deferred                         (9)             272
            compensation
          Other accrued liabilities                               403            2,832
          Other                                                    40             (789)
                                                       --------------   --------------
                                                               12,358           11,121
                                                       --------------   --------------
Cash Flows from Investing Activities
   Property, plant and equipment additions                     (1,639)          (6,203)
   Proceeds from sale of property, plant and equipment             13               45
   Acquisition of business, net of cash acquired                     -         (15,949)
                                                       --------------   --------------
                                                               (1,626)         (22,107)
                                                       --------------   --------------
Cash Flows from (for) Financing Activities
   Borrowings on notes payable and lines of credit              8,512           41,274
   Payments on notes payable and lines of credit               (6,632)         (42,307)
   Borrowings on long-term debt                                     -           18,000
   Payments on long-term debt                                     (50)         (15,810)
   Common stock issued                                          9,151            6,320
   Common stock retired                                          (686)            (177)
   Cash dividends paid                                         (3,424)          (3,044)
                                                       --------------   --------------
                                                                6,871            4,256
                                                       --------------   --------------
Effect of exchange rate changes on cash                            92              341
                                                       --------------   --------------
Net increase (decrease) in cash and cash equivalents           17,695           (6,389)
Cash and cash equivalents
   Beginning of year                                           26,531           11,071
                                                       --------------   --------------
   End of period                                             $ 44,226         $  4,682
                                                       ==============   ==============



                 See notes to consolidated financial statements.


                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 29, 2002 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 29, 2002, and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

     The  results  of  operations  for  interim   periods  are  not  necessarily
     indicative of results that will be realized for the full fiscal year.

2.   Major components of inventories were as follows (in thousands):


                                                  March 29, 2002  Dec. 28, 2001
                                                  --------------  -------------
     Finished products and components                    $26,583        $23,863
     Products and components in various stages
        of completion                                     18,250         18,827
     Raw materials and purchased components               18,154         18,899
                                                  --------------  -------------
                                                          62,987         61,589
     Reduction to LIFO cost                              (31,334)       (31,256)
                                                  --------------  -------------
                                                         $31,653        $30,333
                                                  ==============  =============

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 29, 2002 and March 30, 2001 were as follows (in thousands):

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                March 29, 2002   March 30, 2001
                                                --------------   --------------
     Net Sales

     Industrial/Automotive                            $ 46,103         $ 47,649
     Contractor                                         51,135           49,901
     Lubrication                                        10,619           12,264
                                                --------------   --------------

     Total                                            $107,857         $109,814
                                                ==============   ==============

     Operating Earnings

     Industrial/Automotive                            $ 11,737         $  9,394
     Contractor                                         10,865            8,620
     Lubrication                                         2,392            2,956
     Unallocated corporate expenses                     (1,501)            (487)
                                                 --------------  --------------

        Total                                         $ 23,493         $ 20,483
                                                 ==============  ==============


4. Total comprehensive income for the quarter was $15.6 million in 2002 and $12.4 million in 2001. There have been no significant changes to the components of comprehensive income from those noted on the 2001 Form 10-K except as described in note 6 below, with respect to translation gains and losses.

5. Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill ceased, and results of initial goodwill impairment testing indicated no impairment. Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have had no effect on first quarter results.

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     Components of intangible assets were (in thousands):

                                                  March 29, 2002  Dec. 28, 2001
                                                  --------------  -------------
     Goodwill                                            $ 7,939        $ 7,939
     Other identifiable intangibles, net of
        accumulated amortization of $7,000 and
        $6,400                                             5,694          6,335
                                                  --------------  -------------
                                                         $13,633        $14,274
                                                  ==============  =============

     Amortization of intangibles during the first quarter of 2002 was $642,000. Estimated annual amortization is as follows: $2,400,000 in 2002, $1,600,000 in 2003, $800,000 in 2004, $400,000 in 2005 and $300,000 in 2006.

6. During the third quarter of 2001, the Company announced plans to relocate the operations of its German subsidiary, Graco Verfahrenstechnik (GV) to other Company facilities in Belgium and the U.S. This included termination of approximately 50 employees, termination of leases and consolidation of product lines.

     General and administrative expense in the third quarter of 2001 included a $1.4 million charge to establish a restructuring accrual for incremental costs associated with relocating GV operations. Through the end of the first quarter of 2002, there were no significant payments charged against the accrual, but the Company expects that all amounts accrued will be paid by the end of 2002.

     The economic facts and circumstances considered in determining the functional currency of GV changed as a result of relocating GV operations. Consequently, the Company determined that the functional currency of GV changed from the euro to the U.S. dollar. Effective at the beginning of 2002, adjustments resulting from the translation of GV financial statements into U.S. dollars are no longer charged or credited to shareholders' equity, but are now included in other expense (income).

7. Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was effective for the Company at the beginning of fiscal year 2002. This standard provides for a single accounting model to be used for long-lived assets to be disposed of, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no effect on the Company's first quarter financial position or operating results.

 Item 2.                  GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales are down compared to the prior year, but net earnings are up due to an improved gross margin rate and lower expenses.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                 March 29, 2002  March 30, 2001
                                                 --------------  --------------
 Net Sales                                                100.0%          100.0%
    Cost of products sold                                  48.9            49.8
    Product development                                     3.9             5.7
    Selling, marketing and distribution                    18.3            18.8
    General and administrative                              7.1             7.0
                                                 --------------  --------------
 Operating Earnings                                        21.8            18.7
    Interest expense                                        0.2             0.4
    Other (income) expense, net                             0.0             0.2
                                                 --------------  --------------
 Earnings Before Income Taxes                              21.6            18.1
    Income taxes                                            7.2             6.1
                                                 --------------  --------------
 Net Earnings                                              14.4%           12.0%
                                                 ==============  ==============

Net Sales
---------

Sales in the Industrial / Automotive segment were down 3 percent compared to last year, and continue to be affected by weak economic conditions in North America, Europe and Japan. Contractor segment sales are up 2 percent, mostly from home center channel and ASM products. The Company acquired ASM at the end of the first quarter of 2001. Lubrication segment sales were down, as large orders received in 2001 were not repeated in 2002.

Sales by geographic area were as follows (in thousands):

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                  March 29, 2002  March 30, 2001
                                                  --------------  --------------

Americas                                                $ 78,578        $ 78,993
Europe                                                    19,802          20,722
Asia Pacific                                               9,477          10,099
                                                  --------------  --------------

Consolidated                                            $107,857        $109,814
                                                  ==============  =============-

Sales in Europe declined 4 percent, but would have been flat if translated at consistent exchange rates. Sales in the Asia Pacific region were down 6 percent, but were down only 2 percent when translated at consistent exchange rates.

Gross Profit
------------

Gross profit percentage of sales increased to 51.1 percent from 50.2 percent due to manufacturing efficiencies, cost reduction initiatives, price increases and product mix.

Operating Expenses
------------------

Total operating expenses decreased by 9 percent compared to last year. The largest part of the decrease came from reduced product development expenses, which dropped by 34 percent due to actions taken during 2001. Actions to contain spending were also successful in reducing selling and general and administrative expenses from the prior year. General and administrative expenses included a $700,000 contribution to the Graco Foundation. No similar contribution was made in the first quarter of 2001.


Liquidity and Capital Resources
-------------------------------

Cash generated from operations and from issuance of common stock in the first quarter of 2002 increased cash and cash equivalent balances by $18 million, after cash dividend payments of $3 million. In the first quarter of 2001, the primary uses of cash included the acquisition of ASM Company and fixed asset additions. Accounts receivable increased during the first quarter due to extended terms on selected accounts.

The Company had unused lines of credit available at March 29, 2002 totaling $41 million. The available credit facilities and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook
-------

Predictions  of a  general  economic  recovery  have  not  yet  translated  into incremental sales in the Industrial / Automotive segment, but management believes that a broad-based economic recovery would have a positive effect on its business. While internal sales growth may be challenged by continued difficult economic conditions, management remains committed to high profitability while funding the Company's long-term growth strategies of introducing new products, entering new markets, expanding distribution coverage and pursuing strategic acquisitions. Management is cautiously optimistic that 2002 will be a year of higher net earnings for the Company.

SAFE HARBOR CAUTIONARY STATEMENT
--------------------------------

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

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  10       2002 Corporate & SBU Bonus Plan

                  10.1     2002 Executive Officer Annual Incentive Bonus Plan

                  10.2 Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan with schedule of awards current as of March 29, 2002

                  11       Computation of Net Earnings per Common Share


            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GRACO INC.



Date:  April 30, 2002                    By: /s/David A. Roberts
                                             ----------------------------------
                                             David A. Roberts
                                             President & Chief Executive Officer





Date:  April 30, 2002                    By: /s/James A. Graner
                                             -----------------------------------
                                             James A. Graner
                                             Vice President & Controller
                                             Chief Accounting Officer




Date:  April 30, 2002                    By: /s/Mark W. Sheahan
                                             -----------------------------------
                                             Mark W. Sheahan
                                             Vice President & Treasurer
                                             Principal Financial Officer