Form 10-Q
period 2002-06-28
GRACO INC
filed 2002-08-07
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 28, 2002

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

         47,583,000 common shares were outstanding as of July 26, 2002.

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

EXHIBITS

         Restated Bylaws as amended June 13, 2002                      Exhibit 3

         Executive Long Term Incentive Agreement.  Form of
            agreement used for award of restricted stock to
            executive officers under the Graco Inc. Stock
            Incentive Plan with schedule of awards current
            as of June 28, 2002.                                      Exhibit 10

         Executive Group Long-Term Disability Policy                Exhibit 10.1

         Computation of Net Earnings per Common Share                 Exhibit 11

         Certification of Chief Executive Officer                     Exhibit 99

         Certification of Vice President & Treasurer                Exhibit 99.1

                                     PART I

                           GRACO INC. AND SUBSIDIARIES
Item I.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                     (In thousands except per share amounts)

                                                Thirteen Weeks Ended             Twenty-six Weeks Ended
                                            -----------------------------     -----------------------------
                                            June 28, 2002   June 29, 2001     June 28, 2002   June 29, 2001
                                            -------------   -------------     -------------   -------------

Net Sales                                        $132,796        $130,873          $240,653        $240,687

     Cost of products sold                         65,655          66,620           118,349         121,296
                                            -------------   -------------     -------------   -------------

Gross Profit                                       67,141          64,253           122,304         119,391

     Product development                            4,527           5,711             8,688          11,998
     Selling, marketing and distribution           22,096          20,441            41,888          41,113
     General and administrative                     8,785           9,597            16,502          17,293
                                            -------------   -------------     -------------   -------------

Operating Earnings                                 31,733          28,504            55,226          48,987

     Interest expense                                 110             355               260             805
     Other expense                                    207             601               204             814
                                            -------------   -------------     -------------   -------------

Earnings Before Income Taxes                       31,416          27,548            54,762          47,368

     Income taxes                                   9,900           9,300            17,700          16,000
                                            -------------   -------------     -------------   -------------

Net Earnings                                     $ 21,516        $ 18,248          $ 37,062        $ 31,368
                                            =============   =============     =============   =============

Basic Net Earnings
     Per Common Share                            $    .45       $     .39          $    .78        $    .68
                                            =============   =============     =============   =============

Diluted Net Earnings
     Per Common Share                             $   .44       $     .39          $    .77        $    .67
                                            =============   =============     =============   =============

                 See notes to consolidated financial statements.


                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                 June 28, 2002    Dec. 28, 2001
                                                 -------------    -------------
ASSETS

Current Assets
     Cash and cash equivalents                       $  63,866        $  26,531
     Accounts receivable, less allowances
        of $5,700 and $4,500                            97,197           85,440
     Inventories                                        28,657           30,333
     Deferred income taxes                              12,349           11,710
     Prepaid expenses                                    1,833            1,483
                                              -------------    -------------
        Total current assets                         203,902          155,497

Property, Plant and Equipment:
     Cost                                              213,744          211,523
     Accumulated depreciation                         (119,356)        (112,579)
                                                 -------------    -------------
                                                        94,388           98,944

Intangible Assets, net                                  13,009           14,274

Other Assets                                             8,159            7,398
                                                 -------------    -------------
                                                     $ 319,458        $ 276,113
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable to banks                          $   9,649        $   9,512
     Current portion of long-term debt                     500              550
     Trade accounts payable                             12,284           10,676
     Salaries, wages and commissions                     9,857           10,620
     Accrued insurance liabilities                      10,467           10,380
     Accrued warranty and service liabilities            6,234            6,091
     Income taxes payable                                4,894            6,014
     Other current liabilities                          17,752           19,410
                                                 -------------     -------------
        Total current liabilities                       71,637           73,253

Retirement Benefits and Deferred Compensation           28,297           27,359

Deferred Income Taxes                                    1,765            1,761

Shareholders' Equity
     Common stock                                       47,643           31,113
     Additional paid-in capital                         69,485           54,269
     Retained earnings                                 102,405           89,155
     Other, net                                         (1,774)            (797)
                                                 -------------     -------------
        Total shareholders' equity                     217,759          173,740
                                                 -------------     -------------
                                                     $ 319,458        $ 276,113
                                                 =============     =============

                 See notes to consolidated financial statements.



                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                     Twenty-six Weeks
                                                             ------------------------------
                                                             June 28, 2002    June 29, 2001
                                                             -------------    -------------
Cash Flows from Operating Activities

     Net Earnings                                                  $37,062          $31,368
        Adjustments to reconcile net earnings to net
        cash provided by operating activities
          Depreciation and amortization                              9,416            8,946
          Deferred income taxes                                       (719)             123
          Tax benefit related to stock options exercised             3,300                -
          Change in:
            Accounts receivable                                     (9,197)          (2,520)
            Inventories                                              1,677           (2,013)
            Trade accounts payable                                   1,551              732
            Salaries, wages and commissions                           (970)          (5,716)
            Retirement benefits and deferred                          (189)          (1,040)
              compensation
            Other accrued liabilities                               (2,886)           2,421
            Other                                                     (275)            (916)
                                                             -------------    -------------
                                                                    38,770           31,385
                                                             -------------    -------------

Cash Flows from Investing Activities
     Property, plant and equipment additions                        (3,926)         (12,084)
     Proceeds from sale of property, plant and equipment               271              105
     Acquisition of business, net of cash acquired                       -          (15,949)
                                                             -------------    -------------
                                                                    (3,655)         (27,928)
                                                             -------------    -------------

Cash Flows from Financing Activities
     Borrowings on notes payable and lines of credit                11,736          106,130
     Payments on notes payable and lines of credit                 (12,329)        (109,598)
     Borrowings on long-term debt                                        -           21,000
     Payments on long-term debt                                        (50)         (27,810)
     Common stock issued                                            11,567           10,951
     Common stock retired                                           (1,028)          (2,025)
     Cash dividends paid                                            (6,905)          (6,123)
                                                             -------------    -------------
                                                                     2,991           (7,475)
                                                             -------------    -------------
Effect of exchange rate changes on cash                               (771)             162
                                                             -------------    -------------
Net increase (decrease) in cash and cash equivalents                37,335           (3,856)

Cash and cash equivalents
     Beginning of year                                              26,531           11,071
                                                             -------------    -------------
     End of period                                               $  63,866          $ 7,215
                                                             =============    =============

                 See notes to consolidated financial statements.



                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 28, 2002, and the related statements of earnings for the thirteen and twenty-six weeks ended June 28, 2002 and June 29, 2001, and cash flows for the twenty-six weeks ended June 28, 2002 and June 29, 2001 have been prepared by the Company without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 28, 2002, and the results of operations and cash flows for all periods presented.

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

2.   Major components of inventories were as follows (in thousands):


                                                   June 28, 2002  Dec. 28, 2001
                                                   -------------  -------------
      Finished products and components                   $26,351        $23,863

      Products and components in various stages
         of completion                                    16,506         18,827

      Raw materials and purchased components              16,833         18,899
                                                   -------------  -------------
                                                          59,690         61,589
      Reduction to LIFO cost                             (31,033)       (31,256)
                                                   -------------  -------------
                                                         $28,657        $30,333
                                                   =============  =============

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 28, 2002 and June 29, 2001 were as follows (in thousands):


                                            Thirteen Weeks Ended            Twenty-six Weeks Ended
                                       -----------------------------     ----------------------------
                                       June 28, 2002   June 29, 2001     June 28, 2002   June 29,2001
                                       -------------   -------------     -------------   ------------
     Net Sales

     Industrial/Automotive                  $ 50,759        $ 51,449          $ 96,862       $ 99,098
     Contractor                               68,593          66,776           119,728        116,677
     Lubrication                              13,444          12,648            24,063         24,912
                                       -------------   -------------     -------------   ------------

     Consolidated                           $132,796        $130,873          $240,653       $240,687
                                       =============   =============     =============   ============

     Operating Earnings

     Industrial/Automotive                  $ 13,223        $ 12,114          $ 24,960       $ 21,507
     Contractor                               17,243          15,537            28,108         24,157
     Lubrication                               3,129           3,072             5,521          6,028
     Unallocated Corporate expenses           (1,862)         (2,219)           (3,363)        (2,705)
                                       -------------   -------------     -------------   ------------
     Consolidated Operating Earnings        $ 31,733        $ 28,504          $ 55,226       $ 48,987
                                       =============   =============     =============   ============


4. Total comprehensive income in 2002 was $21.5 million in the second quarter and $37.1 million year-to-date. In 2001, comprehensive income was $17.6 million for the second quarter and $30.0 million for the six-month period. There have been no significant changes to the components of comprehensive income from those noted on the 2001 Form 10-K except as described in note 6 below, with respect to translation gains and losses.

5. Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill ceased, and results of initial goodwill impairment testing indicated no impairment. Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have increased net earnings for the second quarter and six months ended June 29, 2001 by $140,000.


                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      Components of intangible assets were (in thousands):
                                                    June 28, 2002  Dec. 28, 2001
                                                    -------------  -------------
      Goodwill                                            $ 7,939        $ 7,939

      Other identifiable intangibles, net of
         accumulated amortization of $7,700 and
         $6,400                                             5,070          6,335
                                                    -------------  -------------
                                                          $13,009        $14,274
                                                    =============  =============

     Amortization of intangibles was $624,000 in the second quarter of 2002 and $1,266,000 year-to-date. Estimated annual amortization is as follows:
     $2,400,000 in 2002,  $1,600,000 in 2003, $800,000 in 2004, $400,000 in 2005
     and $300,000 in 2006.

6. During the third quarter of 2001, the Company announced plans to relocate the operations of its German subsidiary, Graco Verfahrenstechnik (GV) to other Company facilities in Belgium and the U.S. This included termination of approximately 50 employees, termination of leases and consolidation of product lines.

     General and administrative expense in the third quarter of 2001 included a $1.4 million charge to establish a restructuring accrual for incremental costs associated with relocating GV operations. Through the end of the second quarter of 2002, there were no significant payments charged against the accrual, but the Company expects that all amounts accrued will be paid by the end of 2002.

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

7. Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was effective for the Company at the beginning of fiscal year 2002. This standard provides for a single accounting model to be used for long-lived assets to be disposed of, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no effect on the Company's 2002 financial position or operating results.

8. On May 7, 2002, the Board of Directors declared a three-for-two split of the Company's common stock, distributed on June 6, 2002 to shareholders of record on May 21, 2002. Share and per share amounts for all periods presented reflect the stock split.

     Also on May 7, 2002, the Company issued 36,750 shares of restricted common stock to key employees under the Stock Incentive Plan. Compensation cost totaling $1,069,000 related to the restricted shares will be charged to operations over the three-year vesting period.

Item 2.                   GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Increased sales, improved gross profit rate and lower expenses resulted in higher net earnings for the second quarter. Year-to-date, sales are flat compared to last year, but improved gross profit rate and lower expenses resulted in increased net earnings.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

                                             Thirteen Weeks Ended            Twenty-six Weeks Ended
                                        -----------------------------     ----------------------------
                                        June 28, 2002   June 29, 2001     June 28, 2002   June 29, 2001
                                        -------------   -------------     -------------   -------------
Net Sales                                       100.0%          100.0%            100.0%          100.0%

Cost of products sold                            49.4            50.9              49.2            50.4

Product development                               3.4             4.4               3.6             5.0

Selling, marketing and distribution              16.7            15.6              17.4            17.1

General and administrative                        6.6             7.3               6.9             7.2
                                        -------------   -------------     -------------   -------------
Operating Earnings                               23.9            21.8              22.9            20.3

Interest expense                                  0.1             0.3               0.1             0.3

Other (income) expense, net                       0.1             0.5                 -             0.3
                                        -------------   -------------     -------------   -------------
Earnings Before Income Taxes                     23.7            21.0              22.8            19.7

Income taxes                                      7.5             7.1               7.4             6.7
                                        -------------   -------------     -------------   -------------
Net Earnings                                     16.2%           13.9%             15.4%           13.0%
                                        =============   =============     =============   =============


Net Sales

Sales in the Industrial / Automotive segment have yet to recover from weak economic conditions in the U.S. and Japan. Sales in the Contractor segment were higher due to increased sales in the home center channel. Sales in the Lubrication segment improved in the second quarter, but were still lower than last year's year-to-date sales, which included large sales to key customers.

Sales by geographic area were as follows:

                                Thirteen Weeks Ended             Twenty-six Weeks Ended
                            -----------------------------     ----------------------------
                            June 28, 2002   June 29, 2001     June 28, 2002   June 29,2001
                            -------------   -------------     -------------   ------------

Americas                         $ 97,220        $ 97,095          $175,798       $176,088
Europe                             22,942          20,857            42,744         41,579
Asia Pacific                       12,634          12,921            22,111         23,020
                            -------------   -------------     -------------   ------------
Consolidated                     $132,796        $130,873          $240,653       $240,687
                            =============   =============     =============   ============

For the second quarter, the strengthening of the euro versus the dollar had a small favorable effect on the Company's profits. Sales in Europe increased 10 percent but would have been only 6 percent higher than last year if translated at consistent exchange rates. Changes in exchange rates had no significant impact on sales reported for the quarter in Asia Pacific. Year-to-date, changes in exchange rates had no significant impact on the translation of euro-denominated sales in Europe, but sales in Asia Pacific decreased 4 percent and would have decreased only 1 percent if translated at consistent exchange rates.

Gross Profit

High factory productivity, product cost improvements, product mix and price increases all contributed to higher gross profit rates compared to the same periods last year.

Operating Expenses

Product development expenses were down as a result of actions taken last year. Selling, marketing and distribution expenses increased compared to last year due in part to increased sales incentives and marketing programs. Efforts to control costs have been successful in most general and administrative areas, with the largest decrease coming from information systems.

Year-to-date operations include a $.5 million pension credit related to the Company's U.S. defined benefit pension plan, compared to a $1.7 million credit in the same period last year. These credits resulted from recognition of investment gains attributable to pension plan assets, and are included in cost of products sold and operating expenses based on salaries and wages.

Interest Expense and Other Expense

Interest expense decreased due to reduced debt levels and interest income (included in Other Expense) increased due to higher interest-bearing cash balances.

Liquidity and Capital Resources

Cash generated from operations in the first six months of 2002 increased cash and cash equivalents by $37 million. Accounts receivable increased in 2002 due to extended terms on selected accounts and higher sales in the second quarter. Issuance of common stock (from stock options exercised and employee stock purchase plan) was a significant source of cash. In 2001, significant uses of cash included the construction of expanded manufacturing, warehouse and office facilities in Minneapolis, Minnesota and Sioux Falls, South Dakota, the acquisition of ASM, and reduction of debt.

The Company had unused lines of credit available at June 28, 2002 totaling $37 million. The available credit facilities, cash balances of $64 million at June 28, 2002, and internally generated funds provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Contractor Equipment segment sales continue to benefit from the introduction of new products and a strong housing market. Even though sales in the Industrial / Automotive segment have yet to recover from economic weakness, management believes that the segment is well positioned to benefit from a recovery in North American capital equipment spending. While internal sales growth may be challenged by continued difficult economic conditions, management remains committed to high profitability while funding the Company's long-term growth strategies of introducing new products, entering new markets, expanding distribution coverage and pursuing strategic acquisitions. Management is cautiously optimistic that 2002 will be a year of higher net earnings for the Company.


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

                                     PART II

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 7, 2002, David A. Koch, Lee R. Mitau, James H. Moar, Martha A.M. Morfitt and David A. Roberts were elected to the Office of Director with the following votes (prior to stock split):

                                            FOR          WITHHELD
                                     ----------         ---------
David A. Koch                        27,998,318         1,038,713
Lee R. Mitau                         20,715,895         8,321,136
James H. Moar                        28,548,656           488,375
Martha A.M. Morfitt                  28,566,460           470,571
David A. Roberts                     21,502,764         7,534,267

At the same meeting, the selection of Deloitte & Touche LLP as independent auditors for the current year was approved and ratified, with the following votes (prior to stock split):

               FOR             AGAINST         ABSTENTIONS       BROKER NON-VOTE
        ----------           ---------         -----------       ---------------
        27,707,199           1,302,366              27,466                     0

No other matters were voted on at the meeting.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  3     Restated Bylaws as amended June 13, 2002

                  10 Executive Long Term Incentive Agreement. Form of agree-ment used for award of restricted stock to executive officers under the Graco Inc. Stock Incentive Plan with schedule of awards current as of June 28, 2002

                  10.1  Executive Group Long-Term Disability Policy

                  11    Computation of Net Earnings per Common Share

                  99    Certification of Chief Executive Officer

                  99.1  Certification of Vice President and Treasurer


            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GRACO INC.



Date:  August 1, 2002                    By: /s/David A. Roberts
       --------------------------------      -----------------------------------
                                             David A. Roberts
                                             President & Chief Executive Officer





Date:  July 30, 2002                     By: /s/James A. Graner
       --------------------------------      -----------------------------------
                                             James A. Graner
                                             Vice President & Controller



Date:  July 30, 2002                     By: /s/Mark W. Sheahan
       --------------------------------      -----------------------------------
                                             Mark W. Sheahan
                                             Vice President & Treasurer