Form 10-Q
period 2002-09-27
GRACO INC
filed 2002-11-05
CIK 42888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended September 27, 2002

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

           47,611,000 common shares were outstanding as of October 25, 2002.

                           GRACO INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Statements of Earnings                       3
                     Consolidated Balance Sheets                               4
                     Consolidated Statements of Cash Flows                     5
                     Notes to Consolidated Financial Statements              6-9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         10-13

         Item 4.  Controls and Procedures                                     14

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security
                     Holders                                                  15

         Item 6.  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                    16

CERTIFICATIONS                                                             17-19

EXHIBITS

         Separation and Release Agreement between Stephen L.
            Bauman and the Company dated July 25, 2002                Exhibit 10

         Computation of Net Earnings per Common Share                 Exhibit 11

         Certifications  pursuant  to Section 906 of the
            Sarbanes-Oxley  Act of 2002:
               President and Chief Executive Officer                  Exhibit 99
               Vice President and Controller                        Exhibit 99.1
               Vice President and Treasurer                         Exhibit 99.2

                                     PART I

                           GRACO INC. AND SUBSIDIARIES
Item 1.                CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                     (In thousands except per share amounts)


                                                    Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                 -----------------------------      ----------------------------
                                                Sept 27, 2002   Sept 28, 2001      Sept 27, 2002   Sept 28, 2001
                                                -------------   -------------      -------------   -------------

Net Sales                                            $125,832        $118,651           $366,485        $359,338

   Cost of products sold                               60,418          59,495            178,767         180,791
                                                -------------   -------------      -------------   -------------

Gross Profit                                           65,414          59,156            187,718         178,547

   Product development                                  4,813           4,666             13,501          16,664
   Selling, marketing and distribution                 21,426          20,285             63,314          61,398
   General and administrative                           8,438           8,813             24,940          26,106
                                                -------------   -------------      -------------   -------------

Operating Earnings                                     30,737          25,392             85,963          74,379

   Interest expense                                       122             261                382           1,066
   Other expense                                          321             171                525             985
                                                -------------   -------------      -------------   -------------

Earnings Before Income Taxes                           30,294          24,960             85,056          72,328

   Income taxes                                         9,800           8,200             27,500          24,200

Net Earnings                                         $ 20,494        $ 16,760           $ 57,556        $ 48,128
                                                =============   =============      =============   =============

Basic Net Earnings
   Per Common Share                                  $    .43        $    .36           $   1.21        $   1.04
                                                =============   =============      =============   =============

Diluted Net Earnings
   Per Common Share                                  $    .42        $    .35           $   1.19        $   1.02
                                                =============   =============      =============   =============

Cash Dividends Declared
   Per Common Share                                  $    .07        $    .07           $    .22        $    .20
                                                =============   =============      =============   =============


                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                 Sept 27, 2002     Dec 28, 2001
                                                 -------------     ------------
ASSETS
Current Assets
   Cash and cash equivalents                          $ 93,803         $ 26,531
   Accounts receivable, less allowances
      of $5,700 and $4,500                              93,010           85,440
   Inventories                                          28,376           30,333
   Deferred income taxes                                11,768           11,710
   Prepaid expenses                                      1,716            1,483
                                                 -------------     ------------
      Total current assets                             228,673          155,497

Property, Plant and Equipment:
   Cost                                                215,938          211,523
   Accumulated depreciation                           (122,264)        (112,579)
                                                 -------------     ------------
                                                        93,674           98,944

Intangible Assets, net                                  12,411           14,274

Other Assets                                             8,380            7,398
                                                 -------------     ------------
                                                      $343,138         $276,113
                                                 =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks                             $ 12,626         $  9,512
   Current portion of long-term debt                       500              550
   Trade accounts payable                               13,078           10,676
   Salaries, wages and commissions                      12,634           10,620
   Accrued insurance liabilities                        10,112           10,380
   Accrued warranty and service liabilities              6,287            6,091
   Income taxes payable                                  6,834            6,014
   Other current liabilities                            17,284           19,410
                                                 -------------     ------------
      Total current liabilities                         79,355           73,253

Retirement Benefits and Deferred Compensation           28,260           27,359

Deferred Income Taxes                                    2,096            1,761

Shareholders' Equity
   Common stock                                         47,599           31,113
   Additional paid-in capital                           69,931           54,269
   Retained earnings                                   117,517           89,155
   Other, net                                           (1,620)            (797)
                                                 -------------     ------------
      Total shareholders' equity                       233,427          173,740
                                                 -------------     ------------
                                                      $343,138         $276,113
                                                 =============     ============


                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                      Thirty-nine Weeks
                                                                ------------------------------
                                                                Sept 27, 2002    Sept 28, 2001
                                                                -------------    -------------
Cash Flows from Operating Activities
   Net Earnings                                                       $57,556         $ 48,128
     Adjustments to reconcile net earnings to net
      cash provided by operating activities
        Depreciation and amortization                                  13,876           13,573
        Deferred income taxes                                             344              766
        Tax benefit related to stock options exercised                  3,400                -
        Change in:
          Accounts receivable                                          (5,615)           1,745
          Inventories                                                   2,248           (1,506)
          Trade accounts payable                                        2,299           (2,380)
          Salaries, wages and commissions                               1,830           (4,643)
          Retirement benefits and deferred                               (348)          (1,871)
            compensation
          Other accrued liabilities                                    (2,055)           5,227
          Other                                                           153              526
                                                                -------------    -------------
                                                                       73,688           59,565
                                                                -------------    -------------
Cash Flows from Investing Activities
   Property, plant and equipment additions                             (7,255)         (23,033)
   Proceeds from sale of property, plant and equipment                    284              103
   Acquisition of business, net of cash acquired                            -          (15,949)
                                                                -------------    -------------
                                                                       (6,971)         (38,879)
                                                                -------------    -------------
Cash Flows from Financing Activities
   Borrowings on notes payable and lines of credit                     16,418          148,255
   Payments on notes payable and lines of credit                      (13,771)        (151,365)
   Borrowings on long-term debt                                             -           21,000
   Payments on long-term debt                                             (50)         (38,810)
   Common stock issued                                                 12,114           11,381
   Common stock retired                                                (3,162)          (3,600)
   Cash dividends paid                                                (10,398)          (9,232)
                                                                -------------    -------------
                                                                        1,151          (22,371)
                                                                -------------    -------------
Effect of exchange rate changes on cash                                  (596)           1,045
                                                                -------------    -------------
Net increase (decrease) in cash and cash equivalents                   67,272             (640)

Cash and cash equivalents

   Beginning of year                                                   26,531           11,071
                                                                -------------    -------------
   End of period                                                      $93,803         $ 10,431
                                                                =============    =============


                 See notes to consolidated financial statements.

                           GRACO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 27, 2002, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 27, 2002 and September 28, 2001, and cash flows for the thirty-nine weeks ended
      September 27, 2002 and September 28, 2001 have been prepared by the Company without being audited.

      In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 27, 2002, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Major components of inventories were as follows (in thousands):


                                                   Sept 27, 2002   Dec 28, 2001
                                                   -------------   ------------
      Finished products and components                   $26,025        $23,863

      Products and components in various
         stages of completion                             16,614         18,827

      Raw materials and purchased components              16,519         18,899
                                                   -------------   ------------
                                                          59,158         61,589

      Reduction to LIFO cost                             (30,782)       (31,256)
                                                   -------------   ------------
                                                         $28,376        $30,333
                                                   =============   ============

3. The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 27, 2002 and September 28, 2001 were as follows (in thousands):

                                           Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                      ------------------------------        ------------------------------
                                      Sept 27, 2002    Sept 28, 2001        Sept 27, 2002    Sept 28, 2001
                                      -------------    -------------        -------------    -------------

      Net Sales

      Industrial/Automotive                $ 52,624         $ 48,583             $149,486         $147,681
      Contractor                             62,990           58,918              182,718          175,595
      Lubrication                            10,218           11,150               34,281           36,062
                                      -------------    -------------        -------------    -------------

      Consolidated                         $125,832         $118,651             $366,485         $359,338
                                      =============    =============        =============    =============

      Operating Earnings

      Industrial/Automotive                $ 14,438         $  2,500             $ 39,398         $ 34,007
      Contractor                             15,412           12,695               43,520           36,852
      Lubrication                             1,869            2,807                7,390            8,835
      Unallocated corporate
         expenses                              (982)          (2,610)              (4,345)          (5,315)
                                      -------------    -------------        -------------    -------------
      Consolidated Operating
         Earnings                          $ 30,737         $ 25,392             $ 85,963         $ 74,379
                                      =============    =============        =============    =============

4. Total comprehensive income in 2002 was $20.5 million in the third quarter and $57.6 million year-to-date. In 2001, comprehensive income was $17.8 million for the third quarter and $47.8 million for the nine-month period. There have been no significant changes to the components of comprehensive income from those noted on the 2001 Form 10-K except as described in note 6 below, with respect to translation gains and losses.

5. Effective at the beginning of fiscal year 2002, the Company adopted State-ment of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill ceased, and results of initial goodwill impairment testing indicated no impairment. Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have increased net earnings by $140,000 for the third quarter and by $280,000 for the nine months ended September 28, 2001.

      Components of intangible assets were (in thousands):

                                                    Sept 27, 2002   Dec 28, 2001
                                                    -------------   ------------
      Goodwill                                            $ 7,939        $ 7,939

      Other identifiable intangibles, net of
         accumulated amortization of $8,300
         and $6,400                                         4,472          6,335
                                                    -------------   ------------
                                                          $12,411        $14,274
                                                    =============   ============

      Amortization of intangibles was $598,000 in the third quarter of 2002 and $1,864,000 year-to-date. Estimated annual amortization is as follows:
      $2,400,000 in 2002, $1,600,000 in 2003, $800,000 in 2004, $400,000 in 2005
      and $300,000 in 2006.

6. During the third quarter of 2001, the Company announced plans to relocate the operations of its German subsidiary, Graco Verfahrenstechnik (GV) to other Company facilities in Belgium and the U.S. This included termination of approximately 50 employees, termination of leases and consolidation of product lines.

      General and administrative expense in the third quarter of 2001 included a $1.4 million charge to establish a restructuring accrual for certain costs associated with relocating GV operations. Most of the amounts accrued were paid during the third quarter of 2002. As of September 27, 2002 the balance of $100,000 remaining in the restructuring accrual relates to termination of leases, which will be paid by the end of 2002.

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


Item 2.                   GRACO INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Increased sales and improved gross profit rate resulted in higher net earnings for the third quarter. Year-to-date, sales and gross profit rate are up and expenses are down. Resulting net earnings increased by 20% over last year.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:


                                                Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                            -----------------------------       -----------------------------
                                            Sept 27, 2002   Sept 28, 2001       Sept 27, 2002   Sept 28, 2001
                                            -------------   -------------       -------------   -------------
Net Sales                                           100.0%          100.0%              100.0%          100.0%

Cost of products sold                                48.0            50.1                48.8            50.3

Product development                                   3.8             4.0                 3.7             4.6

Selling, marketing and distribution                  17.1            17.1                17.2            17.1

General and administrative                            6.7             7.4                 6.8             7.3
                                            -------------   -------------       -------------   -------------
Operating Earnings                                   24.4            21.4                23.5            20.7

Interest expense                                      0.1             0.2                 0.1             0.3

Other expense                                         0.2             0.2                 0.2             0.3
                                            -------------   -------------       -------------   -------------
Earnings Before Income Taxes                         24.1            21.0                23.2            20.1

Income taxes                                          7.8             6.9                 7.5             6.7
                                            -------------   -------------       -------------   -------------
Net Earnings                                         16.3%           14.1%               15.7%           13.4%
                                            =============   =============       =============   =============

Net Sales

Sales by segment were as follows (in thousands):

                               Thirteen Weeks Ended             Thirty-nine Weeks Ended
                           -----------------------------     -----------------------------
                           Sept 27, 2002   Sept 28, 2001     Sept 27, 2002   Sept 28, 2001
                           -------------   -------------     -------------   -------------

Industrial/Automotive           $ 52,624        $ 48,583          $149,486        $147,681
Contractor                        62,990          58,918           182,718         175,595
Lubrication                       10,218          11,150            34,281          36,062
                           -------------   -------------     -------------   -------------

Consolidated                    $125,832        $118,651          $366,485        $359,338
                           =============   =============     =============   =============

Sales for the quarter in the Industrial/Automotive segment were higher than the prior year for the first time since the second quarter of 2000. Much of the sales growth in that segment came from the Asia Pacific region, mostly from China. Sales in the home center channel of the Contractor segment continued to show strong increases over the prior year, accounting for most of the year-to-date sales increase in the Contractor segment. Sales in the Lubrication segment continued to trail last year's sales, which included large sales to key customers.

Sales by geographic area were as follows (in thousands):

                       Thirteen Weeks Ended           Thirty-nine Weeks Ended
                   -----------------------------    ----------------------------
                   Sept 27, 2002   Sept 28, 2001    Sept 27, 2002   Sept 28,2001
                   -------------   -------------    -------------   ------------

Americas                $ 89,654        $ 86,513         $265,452       $262,601
Europe                    21,793          20,851           64,537         62,430
Asia Pacific              14,385          11,287           36,496         34,307
                   -------------   -------------    -------------  -------------

Consolidated            $125,832        $118,651         $366,485       $359,338
                   =============   =============    =============  =============

For the third quarter, the strengthening of the euro versus the dollar had a favorable effect - sales in Europe increased 5 percent but would have been 5 percent lower than last year if translated at consistent exchange rates. Year-to-date, sales in Europe increased 3 percent but would have been flat if translated at consistent exchange rates. The year-to-date increase in Asia Pacific sales would not be significantly different if translated at consistent exchange rates.

Gross Profit

Price increases, changes in exchange rates and manufacturing cost improvement activities all contributed to higher gross profit rates compared to the same periods last year. Changes in exchange rates have less impact on the cost of products sold than on sales because most product costs are incurred in U.S. dollars, which had the effect of increasing gross profit rate in 2002.

Operating Expenses

Product development expenses for the quarter were up slightly from last year, but year-to-date expenses decreased due to actions taken during 2001. Selling, marketing and distribution expenses were higher compared to last year due in part to increased sales incentives and marketing programs. General and administrative expenses included a $1.4 million restructuring charge in the third quarter of 2001. Excluding the restructuring charge, general and administrative expenses increased compared to last year due in large part to higher sales and earnings-based incentive accruals.

Year-to-date operations include a $.8 million pension credit related to the Company's U.S. defined benefit pension plan, compared to a $2.5 million credit in the same period last year. These credits resulted from recognition of investment gains attributable to pension plan assets, and are included in cost of products sold and operating expenses based on salaries and wages. Other payroll related expenses including medical and workers' compensation costs have increased in 2002 and are also included in cost of products sold and operating expenses based on salaries and wages.

Interest Expense and Other Expense

Interest expense decreased due to reduced debt levels and interest income (included in Other Expense) increased due to higher interest-bearing cash balances.

Liquidity and Capital Resources
-------------------------------

Cash generated from operations in the first nine months of 2002 resulted in a $67 million increase in cash and cash equivalents. Accounts receivable increased in 2002 due to extended terms on selected accounts and higher sales. In 2001, significant uses of cash included the construction of expanded manufacturing, warehouse and office facilities in Minneapolis, Minnesota and Sioux Falls, South Dakota, the acquisition of ASM, and reduction of debt.

The Company had unused lines of credit available at September 27, 2002 totaling $19 million. During the third quarter, the Company terminated its revolving credit facility with U.S. Bank National Association as the lead bank. Cash balances of $94 million at September 27, 2002, internally generated funds and available credit lines provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Management expects modest growth in its served markets for the remainder of 2002 and into 2003. The Contractor Equipment segment continues to benefit from a strong housing market in North America and the Industrial / Automotive segment is well positioned to post higher sales and profits with a recovery in North American capital equipment spending. While the Company continues to obtain cost and expense savings through process improvements, year-over-year cost pressures in areas such as insurance and pension expenses are expected to continue for the rest of 2002 and into 2003. With all of these factors in mind, management is planning for higher sales and improved profitability for the remainder of 2002 and in 2003. The Company continues to make substantial investments in its strategies including introducing new products, entering new markets, expanding distribution coverage and other initiatives that support the objective of delivering sustained long-term profitable growth.

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

Item 4.                   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer, Vice President and Controller, Vice President and Treasurer, and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  10 Separation and Release Agreement between Stephen L. Bauman and the Company dated July 25, 2002

                  11    Computation of Net Earnings per Common Share

                  99 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.1 Certification of Vice President and Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Vice President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GRACO INC.




Date:  October 31, 2002                    By: /s/David A. Roberts
       --------------------------------        ---------------------------------
                                               David A. Roberts
                                               President and Chief Executive
                                                  Officer




Date:  October 31, 2002                    By: /s/James A. Graner
       --------------------------------        ---------------------------------
                                               James A. Graner
                                               Vice President and Controller





Date:  October 31, 2002                    By: /s/Mark W. Sheahan
       --------------------------------        ---------------------------------
                                               Mark W. Sheahan
                                               Vice President and Treasurer

                                 CERTIFICATIONS

I, David A. Roberts, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Graco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 31, 2002                        /s/David A. Roberts
      --------------------------------        ----------------------------------
                                              David A. Roberts
                                              President and Chief Executive
                                                 Officer

                                 CERTIFICATIONS

I, James A. Graner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Graco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 31, 2002                        /s/James A. Graner
      --------------------------------        ----------------------------------
                                              James A. Graner
                                              Vice President and Controller

                                 CERTIFICATIONS

I, Mark W. Sheahan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Graco Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 31, 2002                        /s/Mark W. Sheahan
      --------------------------------        ----------------------------------
                                              Mark W. Sheahan
                                              Vice President and Treasurer