Form 10-K
period 2002-12-27
GRACO INC
filed 2003-03-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File No. 001-9249

Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 –11th Avenue Northeast
Minneapolis, MN 55413
(Address of principal executive offices) (Zip Code)

(612) 623-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $1.00 per share
Preferred Share Purchase Rights
Shares registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:
None

As of March 6, 2003, 47,753,767 shares of Common Stock were outstanding.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of approximately 45,055,545 shares held by non-affiliates of the registrant was approximately $1.1 billion on June 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 6, 2003, are incorporated by reference into Part III, as specifically set forth in said Part III.

GRACO INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Page

Part I
Item 1	Business	3
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders Executive Officers of the Company	7 8

Part II
Item 5	Market for the Company's Common Stock and Related Shareholder Matters	9
Item 6	Selected Financial Data	10
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 8	Financial Statements and Supplementary Data	17
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35

Part III
Item 10	Directors and Executive Officers of the Company	35
Item 11	Executive Compensation	35
Item 12	Security Ownership of Certain Beneficial Owners and Management	35
Item 13	Certain Relationships and Related Transactions	35
Item 14	Controls and Procedures	35

Part IV
Item 15	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	36

Signatures		38

Certifications		39

Exhibit Index		42

NOTE: Certain exhibits listed in the Index to Exhibits beginning on page 42, and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained upon written request directed to:

Treasurer
Graco Inc.
P.O. Box 1441
Minneapolis, Minnesota
55440-1441

PART I

Item 1. Business

General Information

Graco Inc. (“Graco” or “the Company”) supplies technology and expertise for the management of fluids in both industrial and commercial applications. The Company’s products help customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment, and became a public company in 1969.

Headquartered in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, process, construction and maintenance industries. It designs, manufactures and markets systems and equipment to move, measure, mix, proportion, control, dispense and spray a wide variety of fluids and viscous materials.

Among Graco’s strategic objectives is that of being the highest quality, lowest cost, most responsive supplier in the world for its principal products. In working to achieve this goal, Graco has organized its manufacturing operations into factories focused on its operating segments. Graco’s strategic objectives include generating at least 30 percent of each year’s sales from products introduced in the last three years, generating at least 5 percent of each year’s sales from markets entered in the last three years, expanding its distribution network and pursuing focused acquisitions.

Investors may obtain access free of charge to the Graco Inc. annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports by visiting the Graco website at www.graco.com. These reports will be available as soon as reasonably practicable following electronic filing with or furnishing to the Securities and Exchange Commission.

Operating Segment Information

Graco’s businesses are classified by management into three operating segments: (1) Industrial/Automotive Equipment, (2) Contractor Equipment, and (3) Lubrication Equipment. Financial information concerning these operating segments is set forth in Part II, Item 7, at page 11, and in Note B to the Consolidated Financial Statements.

Industrial/Automotive Equipment

Graco’s Industrial/Automotive Equipment segment focuses its product design and marketing efforts on four key areas of application: sealants and adhesives, process, liquid finishing and protective coatings. The markets served include firms that manufacture, assemble and repair automobiles and components, wood products, railcars, ships and other marine equipment, aircraft and other aerospace equipment, farm and construction equipment, truck, bus and recreational vehicles, and approximately thirty other industries.

Products offered by the Industrial/Automotive Equipment segment include air, electric and hydraulic-powered pumps that pressurize and transfer paints, stains, chemicals, sealants, adhesives, food, and other viscous materials through various application devices, including air, airless, air-assisted airless, electrostatic, and HVLP (high volume-low pressure) spray guns. Fluid pressures ranging from 20 to more than 7,250 pounds per square inch and flow rates from under 1 gallon to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules, and a complete line of parts and accessories are also offered.

Industrial/Automotive equipment is sold worldwide through general and specialized distributors and integrators. Distributors promote and sell the equipment, provide product application expertise, and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system.

Products marketed by the Industrial/Automotive Equipment segment are manufactured in Minneapolis, Minnesota and Sioux Falls, South Dakota. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Important drivers of product development in the Industrial/Automotive Equipment segment are the desire by customers to control costs by reducing the amount of material used, the desire to improve quality and increase productivity by automating production processes, and the need to reduce volatile organic compounds (“VOCs”) emissions in order to meet environmental regulations.

Graco is developing new products for the global marketplace and expanding its distribution throughout the world in order to achieve optimum market coverage.

Recent Developments. In October 2002, Graco introduced the Xtreme™Mix plural-component airless spray electronic proportioner. This proportioner is mobile and easy to use; a change of ratio takes seconds. Its high pressure rating (up to 7250 psi; 500 bar) permits it to handle abrasive high viscosity protective coatings and long hose lengths. Shutdown and alarm features prevent spraying off-ratio material. It is the first electronic proportioner of its kind for the shipbuilding, marine and offshore corrosion protection, railcar manufacturing and repair, and container manufacturing markets. It is easily customized by qualified distributors for specific end uses. The XTR™ airless spray gun was released with the Xtreme proportioner. This spray gun, with a compact, ergonomic design, high pressure output, and larger fluid passages, is designed to handle tough high-solids materials.

The Viscon® HP Fluid Heater was released in 2002. It is a high pressure (up to 7250 psi; 500 bar) high output fluid heater that maintains consistent temperature and fluid viscosity for uniform application of viscous materials in hazardous locations. It can also be used in conjunction with a new water-jacketed hose.

A line of Husky™ air-operated diaphragm pumps (1-1/2, 2 and 2-1/2 inch) was released in 2002 for use in the food industry. These stainless steel pumps, which are FDA-compliant, represent the Company’s entry into the market for food-grade diaphragm pumps.

During 2002, separate manufacturing organizations for the Industrial/Automotive and Lubrication segments were created. Both operations are located in the Company’s Riverside plant in Minneapolis, Minnesota. The rearrangement required by this new structure was begun in 2002 and should be completed during the second quarter of 2003.

Graco closed its manufacturing facility in Bielefeld, Germany in the summer of 2002. Some product lines manufactured there were discontinued and the rest were transferred to the manufacturing facilities in Minneapolis, Minnesota.

During 2002, the North American sales force was reorganized to align its activities more closely with the segment’s marketing application focus. Sales personnel have been assigned to one of four key areas of application: sealants and adhesives, process, liquid finishing, and protective coatings and will be pursuing sales from customers (distributors and end users) in their area of expertise.

In December 2000, Graco received TE 9000 certification. Automotive manufacturers established the TE 9000 supplement to ISO 9000 in the mid-1990‘s, to ensure that the machine tools they buy would perform as required. In order to obtain TE 9000 certification, suppliers must demonstrate that they are pursuing a plan that will meet customer requirements for product quality, reliability, maintainability and durability. Certification allows Graco to maintain its preferred business association with these customers.

Contractor Equipment

Graco’s Contractor Equipment segment designs and markets sprayers for the application of paint and other architectural coatings, and for the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors selling to contractors in the painting, roofing, texture, corrosion control and line striping markets. The segment offers equipment which gives contractors the opportunity to produce a high quality finish at high production rates with sprayers that are durable and easy to use.

The segment’s primary product lines are airless paint sprayers and associated parts and accessories, such as hoses, spray guns, filters, valves and tips. Also offered are pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch and flow rates up to 4 gallons per minute are available. Pumps powered by electricity, air, and gasoline are available. HVLP (high volume-low pressure) equipment provides the ability to spray with reduced overspray, a benefit where regulation of volatile emissions has increased. Replacement and maintenance parts, such as packings and seals, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

The equipment is sold primarily through retail stores which sell paint and other coatings, and secondarily through general equipment distributors. In 2002, sales to The Sherwin-Williams Company, a paint manufacturer and retailer, were 10% of the Company’s consolidated sales. Graco markets a limited line of sprayers through the home center channel. In 2002, sales to The Home Depot, a home center retailer, totaled 11% of the Company’s consolidated sales. Graco sales personnel sell Graco-branded equipment to the professional paint store, home center and rental agency channels. The ASM product line of airless paint sprayers and spray guns, pressure washers and parts and accessories is promoted to these same channels largely through independent sales representatives.

Products for the contractor equipment markets are manufactured in Rogers and Minneapolis, Minnesota, and Sioux Falls, South Dakota.

Recent Developments. In 2002, Graco upgraded the entire GMax™ line of gas-powered airless sprayers. This sprayer line, which has models which can spray all types of materials from stains to mastics, now has the SmartControl™, a microprocessor that precisely controls fluid pressure, with an interactive digital display, containing a pressure monitor, job and lifetime gallon counters, and the Watchdog™ Pump Protection System, which automatically shuts down the pump when material runs out. An optional AutoClean™ accessory kit is available to stop the pump automatically after the system has been cleaned. Additional features of this innovative sprayer include an EasyOut™ filter which cleans from the inside out, an Endurance™ piston pump with a life up to 3 times longer than chromed stainless steel rods, and a convertible model which allows easy conversion from a gas to a DC electric-powered sprayer.

The GH™ 200 Convertible, a new two gallon per minute gas-hydraulic airless sprayer, was released in 2002. This sprayer, which can easily be converted from gas-powered to electric-powered, broadens Graco’s offering of gas-hydraulic sprayers and addresses competitive pressure at this flow and pressure rate. Graco’s hydraulic motor is simple to disassemble and repair and has significantly fewer components than the competition.

The SpackMax™, a high-production airless texture sprayer, was released in the spring of 2002. This sprayer, with increased flow, represents an extension of the Mark V texture airless sprayer line and was designed specifically for the heavy interior coatings used in Europe.

Lubrication Equipment

Graco’s Lubrication Equipment segment designs and markets products for the lubrication and maintenance of vehicles and other equipment. The markets for the segment’s products include fast oil change facilities, service garages, fleet service centers, automobile dealerships, and industrial lubrication. The purchase of vehicle lubrication equipment is often funded by major oil companies for their customers as a marketing tool.

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

Products for the Lubrication Equipment markets are manufactured in Minneapolis, Minnesota. During 2002, separate manufacturing organizations for the Industrial/Automotive and Lubrication segments were created. Both operations are located in the Company’s Riverside plant in Minneapolis, Minnesota. The rearrangement required by this new structure was begun in 2002 and should be completed during the second quarter of 2003.

Recent Developments. During 2002, several automotive warehouse distributors began offering the Graco line of lubrication products. These stores target the market for non-OEM automotive parts and accessories.

The Matrix™ Total Fluid Management System™ was introduced in late 2002. The Matrix System provides wireless automated tracking and monitoring of vehicle fluids for car dealerships, fleet servicing centers, fast oil change centers and general vehicle servicing. Wireless transmission and reception of meter and tank level information saves time, money and material by providing accurate dispense histories, easy to use components, and precise measurement and control.

Two grease dispensers, the EZ-Shot™ battery-powered grease gun, and the Accu-Shot™ electronic grease meter, were released in 2002. The ergonomically-designed cordless EZ-Shot dispenses a measured quantity of grease. The Accu-Shot, which permits metered grease dispense, contains advanced battery-powered electronic controls and a re-settable LCD electronic display.

During 2002 the Lubrication Equipment segment began a targeted approach to the industrial lubrication channel through a select group of independent sales representatives.

Marketing and Distribution

Graco sells its full line of products in each of the following major geographic markets: the Americas (North, Central and South America), Europe (including the Middle East and Africa), and Asia Pacific. Graco provides worldwide marketing, product design and application assistance to each of these geographic markets.

Graco sells its equipment worldwide principally through independent distributors. In Japan, Korea and Europe, Graco equipment is sold to distributors through sales subsidiaries. In the People’s Republic of China, a subsidiary sells a limited line of contractor equipment and some industrial/automotive equipment to local distributors. Manufacturers’ representatives are used in the Lubrication Equipment and the Contractor Equipment segments.

It is the Company’s goal to generate at least 5 percent of each year’s revenues from sales in markets entered in the last three years. The home center channel, into which the Contractor Equipment Division introduced the Magnum line of airless sprayers in 2000, is an example of the Company’s efforts to reach this goal.

In 2002, Graco’s net sales in the Americas were $346 million or approximately 71 percent of the Company’s consolidated net sales; in Europe net sales were $88 million or approximately 18 percent; and in the Asia Pacific Region, net sales were $53 million or approximately 11 percent.

Research, Product Development and Technical Services

Graco’s research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. In each of the last four years, the Company exceeded its goal of generating at least 30 percent of each year’s sales from products introduced in the prior three years. All major research and development activities are conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $18 million, $21 million and $20 million for 2002, 2001 and 2000 respectively.

Intellectual Property

Graco owns a number of patents and has patent applications pending both in the United States and in other countries, licenses its patents to others, and is licensed under patents owned by others. In the opinion of the Company, its business is not materially dependent upon any one or more of these patents or licenses. The Company also owns a number of trademarks in the United States and foreign countries, including the registered trademarks for “GRACO,” several forms of a capital “G” and various product trademarks which are material to the business of the Company, inasmuch as they identify Graco and its products to its customers.

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the depth and breadth of the Company’s product lines. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco’s products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. The Company faces competitors with different cost structures and expectations of profitability. Graco believes it is one of the world’s leading producers of high-quality specialized fluid management equipment. It is impossible to determine its relative market position, because of the absence of reliable industry-wide third-party data.

Environmental Protection

The Company’s compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during the fiscal year ending December 27, 2002.

Employees

As of December 27, 2002, the Company employed approximately 1,700 persons on a full-time basis. Of this total, approximately 230 were employees based outside the United States, and 740 were hourly factory workers in the United States. None of the Company’s U.S. employees is covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on the Company or its operations.

Item 2. Properties

As of December 27, 2002, the Company’s principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

Type of Facility	Location	Gross Square Footage

Owned

Manufacturing/Warehouse/Office	Minneapolis, Minnesota	405,000
Manufacturing/Warehouse/Office/ Contractor R&D and Marketing	Rogers, Minnesota	333,000
Manufacturing/Office	Minneapolis, Minnesota	202,000
Corporate Headquarters/Lubrication and Industrial/Automotive R&D and Marketing	Minneapolis, Minnesota	139,000
Manufacturing/Office	Sioux Falls, South Dakota	127,000
European Headquarters/Warehouse	Maasmechelen, Belgium	75,000

Leased

Manufacturing/Office	Bielefeld, Germany	69,000[1]
Office	Yokohama, Japan (1 facility)	18,500
Office	Plymouth, Michigan	21,000
Office/Warehouse	Gwangju-Gun, Korea (2 facilities)	11,000

[1]	Manufacturing operations in Bielefeld, Germany ceased at the end of June 2002. The lease for the facility expired on December 31, 2002.

The Company leases space for liaison offices and a warehouse in the People’s Republic of China.

Graco’s facilities are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs. The Company has made the decision to tear down the Main Plant manufacturing/office facility in Minneapolis. Manufacturing operations conducted in this plant are being moved to existing facilities in the Minneapolis metropolitan area and office functions will be moved to a new building scheduled for construction on the Minneapolis campus. Manufacturing capacity exceeded business demand in 2002. Production requirements in the immediate future are expected to be met through existing production capabilities, efficiency and productivity improvements, and the use of available subcontract services.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Company

The following are all the executive officers of the Company as of March 6, 2003.

David A. Roberts, 55, is President and Chief Executive Officer of the Company, a position he has held since June 25, 2001. Prior to joining Graco, from 1996 to June 2001 he was Group Vice President of the Marmon Group, where he had responsibility for a group of companies with approximately $600 million in revenue and products including grocery store refrigeration, retail store fixtures and fast food restaurant equipment. Mr. Roberts has been a director of Graco since June 2001.

Karen Park Gallivan, 46, became Vice President, Human Resources on January 6, 2003. Prior to joining Graco, she was Vice President of Human Resources & Communications at Syngenta Seeds Inc. from January 1999 through December 2002. From 1992 to January 1999, she was Vice President, Human Resources, Communications and General Counsel at Novartis Nutrition Corporation.

James A. Graner, 58, became Vice President and Controller in February 1994. He was Treasurer from May 1993 to February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 48, became Vice President, Contractor Equipment Division on March 19, 2001. From January 14, 2000 to March 18, 2001 he served as President and Chief Operating Officer. From December 1996 to January 2000 he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 38, became Vice President, Lubrication Equipment Division, effective February 15, 2000. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999 he was Director, Lubrication Marketing. Prior to joining the Company in December 1998, he was employed by H.B. Fuller Company, where he held various positions, including President and Division Manager of TEC Incorporated and Vice President and Business Unit Manager of Foster Products Corporation. (Mr. Koch is not related to David A. Koch, Director and Chairman Emeritus.)

David M. Lowe, 47, became Vice President and General Manager, European Operations, effective September 1, 1999. He was Vice President, Lubrication Equipment Division from December 1996 to September 1999. From February 1995 to December 1996 he was Treasurer. Mr. Lowe joined the Company in 1995.

Robert M. Mattison, 55, became Vice President, General Counsel and Secretary, in January 1992, a position which he holds today. He joined the Company in 1992.

Patrick J. McHale, 41, became Vice President of Manufacturing, effective March 19, 2001. From February 2000 to March 2001 he served as Vice President, Contractor Equipment Division. Mr. McHale was Vice President, Lubrication Equipment Division, from September 1999 to February 2000. He was Contractor Equipment Manufacturing – Distribution Operations Manager from February 1998 to September 1999. From March 1997 to February 1998 he was Director of Michigan Operations. From February 1996 to March 1997 he was Contractor Equipment Manufacturing Operations Manager and from January 1994 to February 1996 he was the Sioux Falls Plant Manager. Mr. McHale joined the Company in 1989.

Charles L. Rescorla, 51, became Vice President of the Industrial/Automotive Equipment Division, effective March 19, 2001. From January 1995 through March 2001 he served as Vice President, Manufacturing and Distribution Operations. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial/Automotive Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 38, became Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he became Treasurer. He joined the Company in 1995.

Fred A. Sutter, 42, became Vice President, Asia Pacific and Latin America, effective March 1, 1999. From March 1995 to February 28, 1999, he was Director of Industrial Marketing. He joined the Company in 1995.

The Board of Directors elected Messrs. Graner, Johnson, Koch, Lowe, Mattison, McHale, Rescorla, Roberts, Sheahan, and Sutter on May 7, 2002, and Ms. Gallivan on December 6, 2002, effective January 6, 2003, all to hold office until the next annual meeting of directors or until their successors are elected and qualify.

PART II

Item 5. Market for the Company’s Common Stock and Related Shareholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of March 6, 2003, the share price was $25.82 and there were 47,753,767 shares outstanding and 2,600 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 6,000 beneficial owners.

Quarterly Financial Information
(In thousands, except per share amounts)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$107,857	$132,796	$125,832	$120,563
Gross profit	55,163	67,141	65,414	62,440
Net earnings	15,546	21,516	20,494	18,069
Per common share:[1]
Basic net earnings	0.33	0.45	0.43	0.38
Diluted net earnings	0.32	0.44	0.42	0.37
Dividends declared	0.07	0.07	0.07	0.08

Stock price (per share)
High	$ 28.09	$ 30.49	$ 26.99	$ 30.16
Low	24.50	25.14	22.90	23.35
Close[2]	27.23	25.14	24.80	28.65

Volume (# of shares)	6,645	8,077	8,891	7,922

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$109,814	$130,873	$118,651	$113,481
Gross profit	55,138	64,253	59,156	56,215
Net earnings	13,120	18,248	16,760	17,138
Per common share:[1]
Basic net earnings	0.29	0.39	0.36	0.37
Diluted net earnings	0.28	0.39	0.35	0.36
Dividends declared	0.07	0.07	0.07	0.07

Stock price (per share)
High	$ 19.50	$ 22.00	$ 23.51	$ 26.03
Low	16.23	17.48	18.67	19.26
Close[2]	18.67	22.00	20.13	26.03

Volume (# of shares)	4,436	6,215	4,584	6,672

[1]	All share and per share data has been restated for the three-for-two stock split declared on May 7, 2002 and distributed on June 6, 2002.

[2]	As of the last trading day of the calendar quarter.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries (In thousands, except per share amounts)	2002	2001	2000	1999	1998

Net sales	$487,048	$472,819	$494,373	$450,474	$440,585
Net earnings	75,625	65,266	70,108	59,341	47,263

Per common share:
Basic net earnings	$ 1.59	$ 1.41	$ 1.54	$ 1.30	$ 0.91
Diluted net earnings	1.57	1.38	1.51	1.27	0.89

Total assets	$355,850	$276,113	$238,544	$236,033	$233,702
Long-term debt (including current portion)	--	550	19,360	66,910	115,739
Cash dividends declared
per common share[1]	0.30	0.27	0.25	0.21	0.19

[1]	All share and per share data has been restated for the three-for-two stock split declared on May 7, 2002 and distributed on June 6, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in this report.

The table below reflects sales by segment and geography for the three most recent fiscal years and the percentage changes in those sales for such years.

				% Increase (Decrease)
(In millions)	2002	2001	2000	2002	2001

Segment Sales:
Industrial/Automotive Equipment	$204.2	$199.5	$228.0	2	(12)
Contractor Equipment	238.0	225.1	221.5	6	2
Lubrication Equipment	44.8	48.2	44.9	(7)	7

Consolidated	$487.0	$472.8	$494.4	3	(4)

Geographic Sales:
Americas	$345.7	$341.0	$359.9	1	(5)
Europe	88.3	82.4	84.7	7	(3)
Asia Pacific	53.0	49.4	49.8	7	(1)

Consolidated	$487.0	$472.8	$494.4	3	(4)

The table below reflects the percentage relationship between income and expense items included in the Consolidated Statements of Earnings for the three most recent fiscal years and the percentage changes in those items for such years.

	As a Percentage of Net Sales			% Increase (Decrease)
	2002	2001	2000	2002	2001

Net Sales	100.0	100.0	100.0	3	(4)

Cost of products sold	48.6	50.3	49.3	--	(2)
Product development	3.7	4.5	4.0	(13)	4
Selling, marketing and distribution	17.8	17.0	17.5	7	(7)
General and administrative	6.7	7.0	6.7	(2)	1

Operating profit	23.2	21.2	22.5	13	(10)

Interest expense	0.2	0.3	0.8	(51)	(70)
Other expense, net	0.1	0.3	0.3	(65)	22

Earnings before income taxes	22.9	20.6	21.4	15	(8)
Income taxes	7.4	6.8	7.2	12	(10)

Net Earnings	15.5	13.8	14.2	16	(7)

2002 Compared to 2001. The Company reported net sales in 2002 of $487.0 million, an increase of 3 percent from the prior year. Sales increased 2 percent in the Industrial/Automotive segment and 6 percent in the Contractor Equipment segment, while Lubrication Equipment segment sales declined 7 percent. In the Americas, sales were $345.7 million, up 1 percent from 2001. In Europe, 2002 sales were $88.3 million, up 7 percent from 2001 in U.S. dollars and up 2 percent in local currencies. In Asia Pacific, sales were $53.0 million, up 7 percent from 2001 in U.S. dollars and up 8 percent in local currencies.

Sales for the Industrial/Automotive segment were $204.2 million, up 2 percent from $199.5 million reported in 2001. For the year, sales in the Americas were down 2 percent from 2001. This decline can be attributed to the continued soft demand for industrial capital equipment in North America, although there was some modest growth in the second half of the year. In Europe, 2002 sales were up 7 percent from 2001 in U.S. dollars and up 2 percent in local currencies. There was very little underlying economic growth in the major European countries during 2002. The growth in this segment came primarily from successful new product introductions, and new automotive projects using sealant and adhesive equipment. In Asia Pacific, sales were up 7 percent in both U.S. dollars and local currencies. There was underlying growth in all of the major countries except Japan, which remains weak. New product introductions, higher demand for technology products and new automotive projects helped to drive the incremental sales gains versus 2001.

Sales for the Contractor Equipment segment were $238.0 million, up 6 percent from $225.1 million reported in 2001. For the year, sales in the Americas were up 5 percent from the previous year. Sales gains in the paint store channel as well as the home center channel drove the revenue increase in North America. In addition to new product introductions, the strong housing market and low interest rate environment helped stimulate demand for Contractor products in 2002. In Europe, 2002 sales were up 8 percent from 2001 in U.S. dollars and up 3 percent in local currencies. Growth in 2002 came from successful new product introductions and the addition of new sales outlets. The German construction market, which is the largest market for Contractor equipment in Europe, remained weak in 2002. In Asia Pacific, sales were up 17 percent in both U.S. dollars and local currencies from 2001. Growth in 2002 came from all of the major countries except Japan, which remains weak. In April, a new warehouse was opened in China primarily for Contractor Equipment products, targeted at smaller distributors.

Sales for the Lubrication Equipment segment were $44.8 million, down 7 percent from $48.2 million reported in 2001. The sales decline can be primarily attributed to new equipment installations at Sears and Wal-Mart and a large order for the Australian Army during 2001 that were not repeated in 2002.

The gross profit margin of 51.4 percent for 2002 increased 1.7 percentage points from the prior year. Gross margins improved in all three segments. The higher gross margins in 2002 were the result of many factors, including favorable productivity and material costs in manufacturing, product design changes, price increases, the positive impact of currency translations, and product mix.

Operating expenses as a percentage of sales for 2002 and 2001 were 28.2 percent and 28.5 percent, respectively. Operating expenses totaled $137.3 million compared to $134.6 million in 2001. The increase in operating expenses relative to the prior year reflects higher selling, marketing and distribution expenses, reduced somewhat by lower product development and general and administrative spending. The increases in selling, marketing and distribution expense were primarily due to higher incentives and promotion expenses related to improved results versus 2001. The reduction in product development expense was the result of actions taken in 2001 to improve efficiencies. Operating expenses for 2002 and 2001 include contributions to the Graco Foundation totaling $1.5 million and $1.6 million, respectively.

The Company recorded pension income of $0.3 million in 2002 versus $2.6 million in 2001. These amounts resulted from recognition of prior years investment gains attributable to pension plan assets. Pension expense/income is recorded in cost of products sold and operating expense based on salaries and wages.

Operating earnings in 2002 increased $12.7 million, or 13 percent, from the prior year. This was the result of higher profits in the Industrial/Automotive and Contractor Equipment segments, offset somewhat by a decline in profits in Lubrication Equipment. 2001 operating earnings include restructuring costs totaling approximately $1.4 million before income taxes. These restructuring costs were for severance and lease termination fees related to closing a facility in Germany and relocating production to Maasmechelen, Belgium and Minneapolis, Minnesota. By segment, before unallocated corporate expense, operating earnings for the Industrial/Automotive Equipment segment increased 11 percent, and improved by 2.1 percentage points as a percentage of sales. Higher sales, improved gross margins, favorable exchange rates and reduced product development spending all contributed to these results. Contractor Equipment operating earnings increased 14 percent, and improved by 1.6 percentage points as a percentage of sales. Higher sales and improved gross margins more than offset the higher spending in this segment. Operating earnings for the Lubrication Equipment segment decreased 21 percent, and declined by 3.7 percentage points as a percentage of sales. Lower sales and increased spending offset the benefits of a higher gross margin in this segment.

Interest expense decreased $0.6 million, or 51 percent, due to lower debt levels throughout the year. Other expense decreased to $0.5 million in 2002 compared to $1.5 million last year, primarily due to increased interest income.

The Company’s net effective tax rate of 32 percent in 2002 and 33 percent in 2001 is lower than the U.S. federal statutory rate of 35 percent, due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Total backlog at the end of 2002 was $13 million versus $12 million at the end of last year. The Company’s backlog is typically small and is not a good indicator of future business levels.

2001 Compared to 2000. The Company reported net sales in 2001 of $472.8 million, down 4 percent from the prior year. The decline in sales was the result of poor economic conditions and soft demand for industrial capital equipment in North America, which had an adverse impact on Industrial/Automotive sales. Sales increases in both the Contractor and Lubrication Equipment segments were not enough to offset the large decline in Industrial/Automotive equipment. In the Americas, sales were $341.0 million, down 5 percent from 2000. In Europe, 2001 sales were $82.4 million, down 3 percent from 2000 in U.S. dollars and were flat in local currencies. In Asia Pacific, sales were $49.4 million, down 1 percent from 2000 in U.S. dollars and were up 6 percent in local currencies.

Sales for the Industrial/Automotive segment were $199.5 million, down 12 percent from $228 million reported in 2000. Sales in the Americas were down 19 percent from 2000. The economic conditions and demand for industrial capital equipment in North America were weak throughout the entire year, which led to broad-based declines across all of this segment’s primary markets and product categories. In Europe, 2001 sales were down 7 percent from 2000 in U.S. dollars and down 4 percent in local currencies. An economic slowdown in Europe resulted in lower sales in the primary markets and product categories. In Asia Pacific, sales were up 1 percent in U.S. dollars and up 8 percent in local currencies. Sales gains were made in Japan, Australia/New Zealand, and China while Korea and Southeast Asia were down due to weak economic conditions.

Sales for the Contractor Equipment segment were $225.1 million, up 2 percent from $221.5 million reported in 2000. Sales in the Americas were up 2 percent from 2000 due to a favorable U.S. housing market, the acquisition of ASM Company, Inc. and successful new product introductions. Sales gains in the home center channel offset a decline in the paint store channel. In Europe, 2001 sales were up 8 percent from 2000 in U.S. dollars and up 11 percent in local currencies. Sales gains were apparent throughout Europe, except in Germany where the construction market was in decline. In Asia Pacific, sales were down 12 percent from 2000 in U.S. dollars and down 6 percent when measured in local currencies. The contractor market was generally weak throughout the Asia Pacific region, except in Korea due to new construction spending.

Sales for the Lubrication Equipment segment were $48.2 million, up 7 percent from $44.9 million reported in 2000, primarily due to new equipment installations at Sears, Wal-Mart and an order for the Australian Army.

The gross profit margin of 49.7 percent for 2001 decreased 1.0 percentage point from the prior year. This reduction resulted from lower sales of Industrial/Automotive products, product mix that included a greater percentage of sales from home center paint sprayers, lower production levels and the negative impact of exchange rates. The reduction was partially offset by a $1.6 million favorable impact from the liquidation of LIFO inventory quantities carried at lower costs from prior years.

Operating expenses as a percentage of sales for 2001 and 2000 were 28.5 percent and 28.2 percent, respectively. Operating expenses totaled $134.6 million compared to $139.6 million in 2000. Lower selling and marketing expenses more than offset increased spending in product development and the general and administrative areas. Operating expenses for 2001 and 2000 include contributions to the Graco Foundation totaling $1.6 million and $1.7 million, respectively.

The Company recorded pension income of $2.6 million in 2001 versus $3.8 million in 2000. These amounts resulted from recognition of prior years investment gains attributable to pension plan assets. Pension expense/income is recorded in cost of products sold and operating expense based on salaries and wages.

Operating earnings in 2001 decreased $11.1 million, or 10 percent, from the prior year. This was the result of several factors, including lower sales in the Industrial/Automotive segment, restructuring charges and adverse exchange rates. 2001 operating earnings include restructuring costs totaling approximately $1.4 million before income taxes. These restructuring costs are related to closing a facility and relocating production to Maasmechelen, Belgium and Minneapolis, Minnesota. The costs are for items such as severance and lease termination fees. By segment, before unallocated corporate expense, operating earnings for the Industrial/Automotive Equipment segment decreased 16 percent, and declined slightly as a percentage of sales due to the fixed nature of some expenses and higher product development spending. Contractor Equipment segment operating earnings decreased 1 percent and declined slightly as a percentage of sales. The decline in profitability was primarily due to product mix, including a greater percentage of sales coming from the home center channel, as well as increased selling, general and administrative spending. Operating earnings for the Lubrication Equipment segment increased 14 percent and increased by 1.5 percentage points as a percent of sales. This improvement was due to higher sales and disciplined spending.

Interest expense decreased $2.9 million, or 69.8 percent due to lower debt levels throughout the year. Other expense totaled $1.5 million in 2001 compared to $1.2 million in 2000.

The Company’s net effective income tax rate of 33 percent in 2001 and 34 percent in 2000 was lower than the U.S. federal tax rate of 35 percent due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Liquidity and Capital Resources

The following table highlights several key measures of asset performance.

(In thousands)	2002	2001

Cash and cash equivalents	$103,333	$26,531

Working capital	$160,310	$82,244

Current ratio	3.0	2.1

Days receivables outstanding	74	72

Inventory turnover	7.8	7.8

Financial Condition. At December 27, 2002, the Company’s capital structure included $13.2 million of current debt, no long-term debt and $245.4 million of shareholders’ equity. The ratio of total debt to total capital was 5 percent at the end of 2002 and 2001. Total debt outstanding increased $3.1 million for the year as the result of higher short-term borrowings by foreign subsidiaries.

At December 27, 2002, the Company had various lines of credit totaling $58 million, of which $49 million was unused. Cash balances of $103.3 million at December 27, 2002, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet its liquidity needs, including its 2003 capital expenditure plan of approximately $20 million.

During March 2003, the Company repurchased 2.2 million shares of its common stock for $54.8 million from David A. Koch, a current Board member, and former Chairman and Chief Executive Officer of the Company, his wife, and a family trust and family foundation.  The Company used available cash balances to fund the repurchase.

Shareholders’ equity increased $71.7 million in 2002 to $245.4 million. The increase was due to current year earnings of $75.6 million, common stock issued of $13.9 million and $4.3 million of tax benefits related to stock option exercises, offset by $14.4 million of dividends declared, $7.1 million of shares repurchased and $0.6 million of other miscellaneous adjustments.

Contractual Obligations. As of December 27, 2002, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The Company has no material off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $3.1 million at December 27, 2002. The Company has also guaranteed the debt of its subsidiaries for up to $18.5 million. The Company expects no pension funding requirement for 2003.

	Payments due by period

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$ --	$ --	$ --	$ --	$ --
Capital lease obligations	--	--	--	--	--
Operating leases	4,039	1,949	1,721	369	--
Purchase obligations[1]

Total	$4,039	$1,949	$1,721	$369	$ --

[1]

The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier's inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $9 million.

Cash Flows. During 2002, $95.7 million was generated from operating activities, compared to $89.2 million in 2001 and $82.2 million in 2000. The increase in 2002 was due to a number of factors, including higher net earnings offset somewhat by increased accounts receivable. The increase in accounts receivable was primarily due to higher year-end Contractor Equipment and Industrial/Automotive Equipment sales versus last year.

Cash generated by operations was used to fund $12.3 million of capital expenditures, $13.9 million of cash dividends and $7.1 million of share repurchases. The remaining cash was invested in highly liquid investments with a maturity of three months or less which totaled $103.3 million at December 27, 2002. Significant uses of cash in 2001 included capital expenditures of $30.2 million (including two plant expansions totaling $18 million), the acquisition of the ASM Company, Inc. for $15.9 million, dividends, share repurchases and the retirement of debt.

Pension Plans. The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. Pension income approximated $0.3 million and $2.6 million for the years ended December 27, 2002, and December 28, 2001, respectively and is calculated based on several actuarial assumptions, including an expected long-term rate of return on Qualified Plan assets of 9 percent and an assumed discount rate of 6.5 percent.

In developing the long-term rate of return assumption, management considers several factors, including the asset allocation, the long-term historical performance of Qualified Plan assets, and the input received by actuaries, including their review of asset class return expectations based on broad equity and bond indices. On a long-term historical basis, actual returns on Qualified Plan assets have exceeded assumed returns. The Company believes that its current assumption of 9 percent is appropriate in light of these factors. Lowering the expected long-term rate of return by 0.5 percent would have increased Qualified Plan pension expense for 2002 by approximately $0.6 million.

The discount rate that is used to determine future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Due to the decline in these rates over the last 12 months the Company has lowered its discount rate from 7 percent to 6.5 percent. Lowering the discount rate and the salary increase assumptions by 0.5 percent would have increased Qualified Plan pension expense for 2002 by approximately $0.3 million.

Application of Critical Accounting Policies

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual amounts will differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements.

Sales Returns. An allowance is established for possible return of products. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Also, the Company’s written agreements with distributors typically limit the amount that may be returned. Though management considers these balances adequate and proper, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

Warranty Claims. A liability is established for estimated warranty and service claims to be paid in the future that relate to current and prior period sales. The Company estimates warranty costs based on historical warranty claim experience and other factors, including evaluating specific customer warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate and proper, changes in the Company’s warranty policy or a significant change in product defects versus historical averages are among the factors that would result in materially different amounts for this item.

Inventory Valuation. The Company’s inventories are valued at the lower of cost or market. Reserves for overstock and obsolescence are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Product Liability. The Company is self-insured for most product liability claims. Third party insurance is carried for what is believed to be the major portion of potential exposures that exceed the Company’s self-insured retentions. The Company has established a liability for potential uninsured claims. The Company employs an actuary to assist in evaluating its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liability. Though management considers these balances adequate and proper, a substantial change in the number and/or severity of claims would result in materially different amounts for this item.

Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Reserves are also established for potential and ongoing audits of federal, state and international issues. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, the Company’s future taxable income levels and the results of tax audits.

New Accounting Standards

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill in 2002. Results of goodwill impairment testing in 2002 indicated no impairment. Had SFAS No. 142 been effective at the beginning of 2000, the non-amortization provisions would have increased 2001 net earnings by $400,000 or $.01 per share and would have had no effect on 2000 net earnings.

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in 2001 and had no effect on the Company’s 2002 financial position or operating results.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was effective for the Company at the beginning of 2002. This standard provides for a single accounting model to be used for long-lived assets to be disposed of, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no effect on the Company’s 2002 financial position or operating results.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in 2002 and requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This new standard will be effective for activities initiated in 2003 or later.

The Company accounts for its stock option and purchase plans using the intrinsic value method and has adopted the “disclosure only” provisions of SFAS No. 123, as amended in 2002 by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the various stock incentive plans. In accordance with SFAS No. 148, pro forma net earnings and earnings per share are disclosed in Note A to the Consolidated Financial Statements, as if the fair value based method had been applied for all periods presented.

Quantitative and Qualitative Disclosure About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements.

The Company manages foreign currency market risk, from time to time, through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 27, 2002, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the European euro, Canadian dollar, Japanese yen, British pound, and Korean won.

It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. When compared to 2001 results, the weaker U.S. dollar versus foreign currencies helped to increase sales and net earnings. For the year ended December 27, 2002 the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of $3.5 million and $1.5 million, respectively. When compared to 2000 results, the stronger U.S. dollar versus foreign currencies reduced the Company’s sales and net earnings. For the year ended December 28, 2001 the impact of foreign currency translation resulted in an overall decrease in net sales and net earnings of $6.8 million and $3.1 million, respectively.

When appropriate, the Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. There was no such debt at December 27, 2002.

2003 Outlook

The Company does not provide analysts or shareholders with specific targets for net sales or net earnings growth in the upcoming year. Rather, management is committed to achieving its stated financial objectives over a long-term time horizon. The Company’s financial objectives are:

•	Net sales growth exceeding 10 percent annually
•	Net earnings growth exceeding 12 percent annually
•	Return on sales exceeding 10 percent
•	Return on assets exceeding 15 percent
•	Return on equity exceeding 20 percent

The Company is expecting higher net sales and net earnings in 2003. It anticipates another year of modest growth for the major industrialized countries, where the vast majority of its business activity is conducted. The Company is, however, concerned about a weakening of this economic outlook and the unknown impact of the war on terrorism and possible military conflict in the Middle East or the Korean Peninsula. In addition to economic growth, the improved sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage, modest price increases and stable or favorable exchange rates versus 2002. The earnings outlook assumes higher sales, continued improvements in manufacturing (which minimize normal cost increases), the continued disciplined management of operating expenses and a relatively stable effective income tax rate.

Forward-Looking Statements

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, as well as in press or earnings releases, analyst briefings, conference calls and the Company’s Annual Report to shareholders which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Exhibit 99 to the Company’s Annual Report on Form 10-K for fiscal year 2002 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8. Financial Statements and Supplementary Data

Page

•	Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company's Common Stock and Related Shareholder Matters)	9
•	Responsibility for Financial Reporting	18
•	Independent Auditors' Report	18
•	Consolidated Statements of Earnings for fiscal years 2002, 2001 and 2000	19
•	Consolidated Balance Sheets for fiscal years 2002 and 2001	20
•	Consolidated Statements of Cash Flows for fiscal years 2002, 2001 and 2000	21
•	Consolidated Statements of Changes in Shareholders' Equity for fiscal years 2002, 2001 and 2000	22
•	Consolidated Statements of Comprehensive Income for fiscal years 2002, 2001 and 2000	22
•	Notes to Consolidated Financial Statements	23

Responsibility for Financial Reporting

Management is responsible for the accuracy, consistency, and integrity of the information presented in this Annual Report on Form 10-K. The consolidated financial statements and financial statement schedule have been prepared in accordance with generally accepted accounting principles and, where necessary, include estimates based upon management’s informed judgment.

In meeting this responsibility, management believes that its comprehensive systems of internal control provide reasonable assurance that the Company’s assets are safeguarded and transactions are executed and recorded by qualified personnel in accordance with approved procedures. Internal auditors periodically review these accounting and control systems. Deloitte & Touche LLP, independent certified public accountants, are retained to audit the consolidated financial statements and express an opinion thereon. Their opinion is included below.

The Audit Committee of the Board is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. In performing its oversight function, the Audit Committee has relied upon advice and information which it has received in its discussions with the Company’s management and independent auditors.

Independent Auditors’ Report

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the Company) as of December 27, 2002 and December 28, 2001 and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 27, 2002. Our audits also included the financial statement schedule listed in the Index at Item 17. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 27, 2002 and December 28, 2001 and the results of their operations and cash flows for each of the three years in the period ended December 27, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
January 20, 2003
(March 19, 2003 as to Note M)

CONSOLIDATED STATEMENTS OF EARNINGS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands, except per share amounts)	December 27, 2002	December 28, 2001	December 29, 2000

Net Sales	$487,048	$472,819	$494,373

Cost of products sold	236,890	238,057	243,521

Gross Profit	250,158	234,762	250,852

Product development	18,172	20,808	19,998

Selling, marketing and distribution	86,409	80,528	86,598

General and administrative	32,731	33,244	33,014

Operating Earnings	112,846	100,182	111,242

Interest expense	614	1,247	4,127

Other expense, net	507	1,469	1,207

Earnings before Income Taxes	111,725	97,466	105,908

Income taxes	36,100	32,200	35,800

Net Earnings	$ 75,625	$ 65,266	$ 70,108

Basic Net Earnings per Common Share	$ 1.59	$ 1.41	$ 1.54

Diluted Net Earnings per Common Share	$ 1.57	$ 1.38	$ 1.51

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS	Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 27, 2002	December 28, 2001

Assets

Current Assets
Cash and cash equivalents	$103,333	$26,531
Accounts receivable, less allowances of $5,600 and $4,500	93,617	85,440
Inventories	30,311	30,333
Deferred income taxes	12,022	11,710
Other current assets	1,241	1,483

Total current assets	240,524	155,497
Property, Plant and Equipment, net	94,953	98,944
Intangible Assets, net	11,860	14,274
Other Assets	8,513	7,398

Total Assets	$355,850	$276,113

Liabilities and Shareholders' Equity

Current Liabilities
Notes payable to banks	$13,204	$9,512
Current portion of long-term debt	--	550
Trade accounts payable	13,031	10,676
Salaries, wages and commissions	14,490	10,620
Accrued insurance liabilities	10,251	10,380
Accrued warranty and service liabilities	6,294	6,091
Income taxes payable	5,583	6,014
Dividends payable	3,922	3,422
Other current liabilities	13,439	15,988

Total current liabilities	80,214	73,253
Retirement Benefits and Deferred Compensation	28,578	27,359
Deferred Income Taxes	1,652	1,761
Commitments and Contingencies (Note K)
Shareholders' Equity
Common stock, $1 par value; 67,000,000 shares authorized;
47,532,677 and 31,113,144 shares outstanding in 2002 and 2001	47,533	31,113
Additional paid-in capital	71,277	54,269
Retained earnings	128,125	89,155
Accumulated comprehensive income (loss) and other	(1,529)	(797)

Total shareholders' equity	245,406	173,740

Total Liabilities and Shareholders' Equity	$355,850	$276,113

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 27, 2002	December 28, 2001	December 29, 2000

Cash Flows from Operating Activities
Net earnings	$75,625	$65,266	$70,108
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	18,080	18,494	15,452
Deferred income taxes	274	762	1,644
Tax benefit related to stock options exercised	4,312	3,365	1,503
(Gain) loss on sale of fixed assets	284	424	(1,561)
Change in:
Accounts receivable	(5,053)	309	(8,287)
Inventories	452	5,329	4,161
Trade accounts payable	2,215	(2,402)	(516)
Salaries, wages and commissions	3,565	(4,311)	1,921
Retirement benefits and deferred compensation	(566)	(2,624)	(3,999)
Other accrued liabilities	(4,192)	3,062	1,416
Other	677	1,507	367

Net cash provided by operating activities	95,673	89,181	82,209

Cash Flows from Investing Activities
Property, plant and equipment additions	(12,253)	(30,203)	(14,523)
Proceeds from sale of property, plant and equipment	295	267	4,845
Acquisition of business, net of cash acquired	--	(15,949)	--

Net cash used in investing activities	(11,958)	(45,885)	(9,678)

Cash Flows from Financing Activities
Borrowings on notes payable and lines of credit	21,198	160,274	188,552
Payments on notes payable and lines of credit	(18,200)	(165,937)	(187,144)
Borrowings on long-term debt	--	21,000	43,665
Payments on long-term debt	(550)	(39,810)	(91,215)
Common stock issued	12,867	11,932	8,127
Common stock retired	(7,088)	(3,761)	(19,182)
Cash dividends paid	(13,887)	(12,339)	(11,361)

Net cash used in financing activities	(5,660)	(28,641)	(68,558)

Effect of exchange rate changes on cash	(1,253)	805	510

Net increase in cash and cash equivalents	76,802	15,460	4,483
Cash and cash equivalents
Beginning of year	26,531	11,071	6,588

End of year	$103,333	$26,531	$11,071

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 27, 2002	December 28, 2001	December 29, 2000

Common Stock
Balance, beginning of year	$31,113	$20,274	$20,416
Stock split	15,875	10,148	--
Shares issued	798	817	475
Shares repurchased	(253)	(126)	(617)

Balance, end of year	47,533	31,113	20,274

Additional Paid-In Capital
Balance, beginning of year	54,269	39,954	31,755
Shares issued	13,138	11,115	7,652
Tax benefit related to stock options exercised	4,312	3,365	1,503
Shares repurchased	(442)	(165)	(956)

Balance, end of year	71,277	54,269	39,954

Retained Earnings
Balance, beginning of year	89,155	50,233	9,279
Net income	75,625	65,266	70,108
Dividends declared	(14,387)	(12,721)	(11,545)
Stock split	(15,875)	(10,148)	--
Shares repurchased	(6,393)	(3,470)	(17,609)
Change in accounting period	--	(5)	--

Balance, end of year	128,125	89,155	50,233

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(720)	394	1,490
Current period change	18	(1,114)	(1,096)

Balance, end of year	(702)	(720)	394

Unearned Compensation
Balance, beginning of year	(77)	--	--
Restricted stock issued	(1,069)	(93)	--
Charged to operations	319	16	--

Balance, end of year	(827)	(77)	--

Total Shareholders' Equity	$245,406	$173,740	$110,855

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 27, 2002	December 28, 2001	December 29, 2000

Net Earnings	$75,625	$65,266	$70,108
Other comprehensive income, net of tax:
Foreign currency translation adjustments	--	(759)	(1,096)
Minimum pension liability adjustment	18	(355)	16

Comprehensive Income	$75,643	$64,152	$69,028

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 27, 2002, December 28, 2001 and December 29, 2000

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. All years presented were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 27, 2002, all subsidiaries are 100 percent owned. In 2000, subsidiaries in Japan and Korea were included on the basis of fiscal years ended November 30. In 2001, the one-month reporting lag in Japan and Korea was eliminated and net earnings for December 2000 were recorded as adjustments to equity. Certain prior year amounts have been reclassified to conform with 2002 presentation, but had no effect on previously reported net earnings or shareholders’ equity.

Foreign Currency Translation. The U.S. dollar is the functional currency for all foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of foreign subsidiaries are included in other expense (income). Prior to 2002 the functional currency of the Company’s German subsidiary, Graco Verfahrenstechnik (GV), was the euro; and adjustments resulting from the translation of GV’s financial statements into U.S. dollars were charged or credited to a separate component of shareholders’ equity. As a result of relocating GV manufacturing, the functional currency of GV changed from the euro to the U.S. dollar. Consequently, effective at the beginning of 2002, GV translation adjustments are included in other expense (income).

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

Intangible Assets. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill in 2002. Results of goodwill impairment testing in 2002 indicated no impairment. Had SFAS No. 142 been effective at the beginning of 2000, the non-amortization provisions would have increased 2001 net earnings by $400,000 or $.01 per share and would have had no effect on 2000 net earnings.

Components of intangible assets were:

(In thousands)	2002	2001

Goodwill, Contractor segment	$ 7,939	$ 7,939
Other identifiable intangibles, net of accumulated
amortization of $6,100 and $6,400	3,921	6,335

Total intangible assets, net	$11,860	$14,274

Other identifiable intangibles includes values assigned to patents, trademarks, trade names, customer lists and noncompete agreements, which are being amortized on a straight-line basis over useful lives ranging from 5 to 10 years. Amortization of intangibles was $2,400,000 in 2002. Estimated annual amortization is as follows: $1,600,000 in 2003, $900,000 in 2004, $400,000 in 2005, $300,000 in 2006 and $200,000 in 2007.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write-downs of any long-lived assets in the periods presented.

Restructuring. During the third quarter of 2001 the Company announced plans to relocate the operations of its German subsidiary, Graco Verfahrenstechnik, to other Company facilities in Belgium and the U.S. This included termination of approximately 50 employees, termination of leases and consolidation of product lines. General and administrative expense in 2001 included a $1.4 million charge to establish a restructuring accrual for costs associated with termination of employees and lease termination. There were no significant payments charged against the accrual in 2001. All amounts accrued were paid in 2002. There were no significant differences between estimated amounts and actual amounts paid.

Self-Insurance. The Company is self-insured for certain losses relating to product liability, workers’ compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of 2002 activity in accrued warranty and service liabilities:

(In thousands)	2002

Balance, beginning of year	$6,091
Additions charged to cost and expense	8,552
Reductions for claims settled	(8,349)

Balance, end of year	$6,294

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

Comprehensive Income. Comprehensive income is a measure of all changes in shareholders’ equity except those resulting from investments by and distributions to owners, and includes such items as net earnings, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities.

Stock-Based Compensation. The Company accounts for its stock option and purchase plans using the intrinsic value method and has adopted the “disclosure only” provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the various stock incentive plans.

Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows:

(In thousands, except per share amounts)	2002	2001	2000

Net earnings
As reported	$75,625	$65,266	$70,108
Stock-based compensation, net of related tax effects	(4,233)	(4,268)	(3,526)

Pro forma	$71,392	$60,998	$66,582

Net earnings per common share
Basic as reported	$1.59	$1.41	$1.54
Diluted as reported	1.57	1.38	1.51
Pro forma basic	1.51	1.32	1.46
Pro forma diluted	1.48	1.29	1.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2002	2001	2000

Expected life in years	6.5	5.1	6.1
Interest rate	5.0%	5.1%	6.4%
Volatility	31.3%	37.4%	44.5%
Dividend yield	1.1%	1.4%	1.8%
Discount for non-transferability	10.0%	10.0%	10.0%
Weighted average fair value per share of options granted	$9.27	$5.97	$5.45

The fair value of the employees’ purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and results:

	2002	2001	2000

Expected life in years	1.0	1.0	1.0
Interest rate	4.9%	5.1%	6.4%
Volatility	32.1%	37.4%	45.2%
Dividend yield	1.1%	1.5%	1.9%
Discount for non-transferability	10.0%	10.0%	10.0%
Weighted average fair value per share of purchase rights	$6.96	$4.76	$3.97

The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using Black-Scholes.

Derivative Instruments and Hedging Activities. At the beginning of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The adoption of SFAS No. 133 resulted in no transition adjustment.

As part of its risk management program, the Company uses currency hedges and interest rate swaps to hedge known market exposures. Terms of derivative instruments are structured to match the terms of the risk being hedged and are generally held to maturity. The Company does not hold or issue derivative financial instruments for trading purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

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

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. Gains and losses on such transactions were not significant in 2002 and 2001, and there were no such transactions outstanding as of December 27, 2002 and December 28, 2001.

Other Recent Accounting Pronouncements. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was effective for the Company at the beginning of 2002. This standard provides for a single accounting model to be used for long-lived assets to be disposed of, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 had no effect on the Company’s 2002 financial position or operating results.

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

(In thousands) Reportable Segments	2002	2001	2000

Sales
Industrial / Automotive	$204,206	$199,508	$227,963
Contractor	238,027	225,110	221,538
Lubrication	44,815	48,201	44,872

Total	$487,048	$472,819	$494,373

Segment operating earnings
Industrial / Automotive	$54,247	$48,820	$57,798
Contractor	53,756	47,297	47,935
Lubrication	9,587	12,119	10,600
Unallocated corporate expenses	(4,744)	(8,054)	(5,091)

Total	$112,846	$100,182	$111,242

(In thousands) Geographic Information	2002	2001	2000

Sales (based on customer location)
United States	$319,546	$308,535	$322,792
Other countries	167,502	164,284	171,581

Total	$487,048	$472,819	$494,373

Long-lived assets
United States	$106,382	$109,819	$ 80,811
Belgium	7,496	8,954	10,437
Other countries	1,448	1,843	3,554

Total	$115,326	$120,616	$ 94,802

Sales to Major Customers

In 2002, sales to two customers in the Contractor segment individually represented 10 percent or more of consolidated sales. Sales to a home center retailer totaled 11 percent of consolidated sales and sales to a paint manufacturer and retailer totaled 10 percent of consolidated sales. In 2001, sales to a home center retailer in the Contractor segment totaled 11 percent of consolidated sales. No customer represented 10 percent or more of consolidated sales in 2000.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2002	2001

Finished products and components	$26,199	$23,863
Products and components in various stages of completion	17,219	18,827
Raw materials and purchased components	18,021	18,899

	61,439	61,589
Reduction to LIFO cost	(31,128)	(31,256)

Total	$30,311	$30,333

Inventories valued under the LIFO method were $18,254,000 for 2002 and $18,249,000 for 2001. All other inventory was valued on the FIFO method.

In 2002 and 2001, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. In 2002, the effect on net earnings was not significant. The effect in 2001 was to increase net earnings by approximately $1,000,000.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2002	2001

Land	$5,818	$5,815
Buildings and improvements	66,233	65,648
Manufacturing equipment	119,861	114,605
Office, warehouse and automotive equipment	24,185	23,998
Construction in progress	3,330	1,457

Total property, plant and equipment	219,427	211,523
Accumulated depreciation	(124,474)	(112,579)

Net property, plant and equipment	$94,953	$98,944

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2002	2001	2000

Domestic	$ 94,214	$81,731	$ 95,440
Foreign	17,511	15,735	10,468

Total	$111,725	$97,466	$105,908

Income tax expense consists of:

(In thousands)	2002	2001	2000

Current:
Domestic:
Federal	$29,571	$23,725	$28,532
State and local	2,600	2,105	2,164
Foreign	4,350	5,349	3,018

	36,521	31,179	33,714

Deferred:
Domestic	(1,025)	555	2,414
Foreign	604	466	(328)

	(421)	1,021	2,086

Total	$36,100	$32,200	$35,800

Income taxes paid were $32,640,000, $25,888,000 and $30,919,000 in 2002, 2001 and 2000.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	2002	2001	2000

Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower tax rates	(3)	(2)	(1)
State taxes, net of federal effect	2	1	1
U.S. general business tax credits	(2)	(1)	(1)

Effective tax rate	32%	33%	34%

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2002	2001

Inventory valuations	$2,923	$2,126
Insurance accruals	3,073	2,842
Warranty reserve	2,110	2,030
Vacation accruals	1,056	1,331
Bad debt reserves	1,549	1,329
Net operating loss carryforward	--	509
Other	1,311	1,543

Current	12,022	11,710

Unremitted earnings of consolidated foreign subsidiaries	(1,767)	(1,950)
Excess of tax over book depreciation	(7,364)	(7,094)
Postretirement benefits	5,804	5,739
Pension and deferred compensation	527	741
Other	1,148	803

Non-current	(1,652)	(1,761)

Net deferred tax assets	$10,370	$9,949

Total deferred tax assets were $20,105,000 and $19,141,000 and total deferred tax liabilities were $9,735,000 and $9,192,000 on December 27, 2002, and December 28, 2001.

F. Debt

Interest paid on debt during 2002, 2001 and 2000 was $677,000, $1,288,000 and $4,171,000.

In July 1998, the Company entered into a five-year $190 million reducing revolving credit facility (the Revolver) with a syndicate of ten banks including the lead bank, U.S. Bank National Association. Available credit under the Revolver was reduced to $50 million by December 28, 2001 and the Revolver was terminated in September 2002.

On December 27, 2002, the Company entered into a 364-day credit agreement with U.S. Bank National Association providing credit up to $30 million. Outstanding balances bear interest at the London Interbank Offered Rate plus a spread of up to 1.125 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The agreement requires the Company to maintain certain financial ratios as to net worth, cash flow leverage and fixed charge coverage.

On December 27, 2002, the Company had lines of credit with U.S. and foreign banks of $58 million, including the $30 million U.S. Bank credit facility. The unused portion of these credit lines was $49 million at December 27, 2002. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 1.8 percent, 5.2 percent, and 6.2 percent for the years ended December 27, 2002, December 28, 2001, and December 29, 2000. The Company pays commitment fees of up to 0.2 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

G. Shareholders’ Equity

Three-for-two stock splits were distributed in June 2002 and in February 2001. All stock option, share and per share data reflect these splits.

At December 27, 2002, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

The Company maintains a plan in which one preferred share purchase right (Right) exists for each common share of the Company. Each Right will entitle its holder to purchase one four-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $180, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock. The Rights expire in March 2010 and may be redeemed earlier by the Board of Directors for $.001 per Right.

H. Stock Option and Purchase Plans

Stock Option and Award Plans. The Company has various stock incentive plans under which it grants stock options and restricted share awards to officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant. Restricted share awards of 2,210,057 common shares have been made to certain key employees under the plans, of which 39,000 shares remain restricted as of December 27, 2002. Compensation cost charged to operations for the restricted share awards was $319,000 in 2002, $16,000 in 2001 and zero in 2000.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 31, 1999	2,998,718	$8.46	1,676,309	$6.67
Granted	657,000	13.73
Exercised	(581,396)	7.12
Canceled	(130,887)	10.26

Outstanding, December 29, 2000	2,943,435	$9.83	1,414,726	$7.64
Granted	986,834	18.36
Exercised	(857,483)	8.63
Canceled	(87,835)	13.39

Outstanding, December 28, 2001	2,984,951	$12.87	903,401	$8.59
Granted	569,250	27.64
Exercised	(797,889)	10.50
Canceled	(100,657)	16.99

Outstanding, December 27, 2002	2,655,655	$16.59	1,022,457	$10.81

The following table summarizes information for options outstanding and exercisable at December 27, 2002:

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Life	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Outstanding Weighted Avg. Exercise Price

$ 3-10	573,960	4	$7.37	509,842	$7.10
11-16	781,512	6	13.63	434,272	13.65
17-21	750,433	8	18.62	74,593	18.69
26-29	549,750	9	27.64	3,750	28.70

$ 3-29	2,655,655	7	$16.59	1,022,457	$10.81

Stock Purchase Plans. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year.

The Nonemployee Director Stock Plan enables individual nonemployee directors of the Company to elect to receive or defer all or part of a director’s annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. The Company issued 9,681, 9,009 and 10,391 shares under this Plan during 2002, 2001 and 2000. The expense related to this Plan is not significant.

Authorized Shares. Shares authorized for issuance under the various stock option and purchase plans are shown below:

	Total Shares Authorized	Available for Future Issuance as of December 27, 2002

Long-term Stock Incentive Plan	11,728,125	--
Employee Stock Incentive Plan	2,250,000	1,285,969
Stock Incentive Plan	2,250,000	1,584,000
Nonemployee Director Stock Option Plan	675,000	--
Employee Stock Purchase Plan	13,162,500	1,094,541
Nonemployee Director Stock Plan	506,250	446,815

Total	30,571,875	4,411,325

Amounts available for future issuance exclude the number of shares to be issued upon exercise of outstanding options. The Long-term Stock Incentive Plan and the Nonemployee Director Stock Option Plan were replaced by the Stock Incentive Plan in 2001, consequently no shares are available for future grants under those two plans.

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2002	2001	2000

Numerator
Net earnings available to common shareholders	$75,625	$65,266	$70,108

Denominators
Weighted average shares outstanding for basic earnings per share	47,424	46,355	45,610
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	781	867	747

Denominator for diluted earnings per share	48,205	47,222	46,357

Basic earnings per share	$ 1.59	$ 1.41	$ 1.54

Diluted earnings per share	$ 1.57	$ 1.38	$ 1.51

Stock options to purchase 524,000 common shares were not included in the 2002 calculation of diluted earnings per share because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides additional retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. Employer contributions were $2,158,000, $2,187,000 and $2,162,000 in 2002, 2001 and 2000.

The Company’s postretirement medical plan provides certain medical benefits for retired employees. U.S. employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has noncontributory defined benefit pension plans covering substantially all U.S. employees, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. For the U.S. plans, the benefits are based on years of service and the highest five consecutive years’ earnings in the ten years preceding retirement. The Company funds these plans annually in amounts consistent with minimum funding requirements and maximum tax deduction limits and invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plans’ investment in the common stock of the Company was $6,700,000 and $19,500,000 at December 27, 2002 and December 28, 2001.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 27, 2002 and December 28, 2001 and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2002	2001	2002	2001

Reconciliation of benefit obligation
Obligation, beginning of year	$116,892	$109,582	$20,301	$16,298
Service cost	3,450	3,825	594	493
Interest cost	7,961	7,452	1,378	1,126
Assumption changes	5,801	--	2,147	3,058
Actuarial loss	981	10	242	707
Benefit payments	(4,705)	(3,977)	(1,439)	(1,381)

Obligation, end of year	$130,380	$116,892	$23,223	$20,301

Reconciliation of fair value of plan assets
Fair value, beginning of year	$129,464	$136,816	$--	$--
Actual return on assets	(15,899)	(3,813)	--	--
Employer contribution	598	438	1,439	1,381
Benefit payments	(4,705)	(3,977)	(1,439)	(1,381)

Fair value, end of year	$109,458	$129,464	$--	$--

Funded status
Funded status over (under), end of year	$(20,921)	$12,572	$(23,223)	$(20,301)
Unrecognized transition obligation (asset)	(40)	(55)	--	--
Unrecognized prior service cost	1,416	1,559	--	--
Unrecognized loss (gain)	16,429	(17,516)	6,639	4,410

Net	$(3,116)	$(3,440)	$(16,584)	$(15,891)

The following table provides the amounts included in the consolidated balance sheets as of December 27, 2002 and December 28, 2001.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2002	2001	2002	2001

Accrued benefit liability	$(9,981)	$(9,282)	$(16,584)	$(15,891)
Other assets	6,865	5,842	--	--

Net	$(3,116)	$(3,440)	$(16,584)	$(15,891)

The components of net periodic benefit cost for the plans for 2002, 2001 and 2000 were as follows:

	Pension Benefits			Postretirement Medical Benefits

(In thousands)	2002	2001	2000	2002	2001	2000

Service cost - benefits earned during the period	$3,450	$3,825	$3,733	$594	$493	$459
Interest cost on projected benefit obligation	7,961	7,452	6,961	1,378	1,126	1,063
Expected return on assets	(11,445)	(12,139)	(12,086)	--	--	--
Amortization of transition obligation (asset)	(15)	(10)	(3)	--	--	--
Amortization of prior service cost	149	174	220	--	--	--
Amortization of net loss (gain)	(565)	(2,041)	(2,707)	160	--	--
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	218	163	130	N/A	N/A	N/A

Net periodic benefit cost (credit)	$(247)	$(2,576)	$(3,752)	$2,132	$1,619	$1,522

The Company’s retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 11 percent for 2003, decreasing by one percentage point each year to a constant rate of 5 percent in 2009 and thereafter, subject to the plan’s 6 percent annual increase limitation.

Other assumptions used in the measurement of the Company’s benefit obligation are shown below:

	Pension Benefits			Postretirement Medical Benefits

Weighted average assumptions	2002	2001	2000	2002	2001	2000

Discount rate	6.5%	7.0%	7.0%	6.5%	7.0%	7.0%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.3%	3.8%	3.6%	N/A	N/A	N/A

At December 27, 2002, a one percent change in assumed health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	$ 28	$ (174)
Effect on the health care component of the accumulated
postretirement benefit obligation	212	(1,567)

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $4,039,000 at December 27, 2002, payable as follows:

(In thousands)	Buildings	Vehicles & Equipment	Total

2003	$ 776	$1,173	$1,949
2004	694	652	1,346
2005	141	234	375
2006	140	105	245
2007	105	19	124
Thereafter	--	--	--

Total	$1,856	$2,183	$4,039

Total rental expense was $1,774,000 for 2002, $2,416,000 for 2001 and $2,499,000 for 2000.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $9,000,000. In addition, the Company could be obligated to perform under standby letters of credit totaling $3,100,000 at December 27, 2002. The Company has also guaranteed the debt of its subsidiaries for up to $18,500,000.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated results of operations or its financial position.

L. Acquisition

On March 19, 2001, the Company purchased ASM Company, Inc. (ASM) for $16 million cash. ASM manufactures and markets spray tips, guns, poles and other accessories for the professional painter, and had sales of approximately $11 million in 2000.

The Company used the purchase method to account for the acquisition. Based on the results of an independent appraisal, the purchase price was allocated to net tangible assets of $4 million (net of assumed liabilities totaling $2 million), identifiable intangible assets of $3 million and goodwill of $9 million. Identifiable intangible assets include patents, proprietary technologies, trade names, trademarks, customer list and a noncompete agreement. Identifiable intangibles have been amortized on a straight-line basis, with useful lives ranging from 2 to 10 years.

M. Subsequent Event – Repurchase of Common Stock

During March 2003, the Company repurchased 2.2 million shares of its common stock for $54.8 million from David A. Koch, a current Board member, and former Chairman and Chief Executive Officer of the Company, his wife, and a family trust and family foundation.  The Company used available cash balances to fund the repurchase.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Company

The information under the heading “Executive Officers of the Company” in Part I of this 2002 Annual Report on Form 10-K and the information under the headings “Election of Directors, Nominees and Other Directors” on pages 2 through 4 and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 16, of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, to be held on May 6, 2003, (the “Proxy Statement”), are incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading “Executive Compensation” on pages 6 through 8 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled “Report of the Management Organization and Compensation Committee” and “Comparative Stock Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Beneficial Ownership of Shares” on page 15 and under the heading “Equity Compensation Plan Information” on page 12 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading “Certain Business Relationships” on page 14 of the Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, Vice President and Controller, Vice President and Treasurer, and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements See Part II

	(2)	Financial Statement Schedule	Page
		• Schedule II - Valuation and Qualifying Accounts	37

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	42
		Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

(b)		Reports on Form 8-K
		There were no reports on Form 8-K for the thirteen weeks ended December 27, 2002.

(c)		Exhibit Index	42

Schedule II — Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions From Reserves		Change[3] Add (Deduct)	Balance at end of year

Year ended December 27, 2002
Allowance for doubtful accounts	$2,000	$700	$400	[1]		$2,300
Allowance for returns and credits	2,500	7,000	6,200	[2]		3,300

	$4,500	$7,700	$6,600			$5,600

Year ended December 28, 2001
Allowance for doubtful accounts	$2,300	$100	$500	[1]	$100	$2,000
Allowance for returns and credits	2,400	7,000	7,000	[2]	100	2,500

	$4,700	$7,100	$7,500		$200	$4,500

Year ended December 29, 2000
Allowance for doubtful accounts	$2,500	$100	$300	[1]		$2,300
Allowance for returns and credits	2,000	8,100	7,700	[2]		2,400

	$4,500	$8,200	$8,000			$4,700

[1]	Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
[2]	Credits issued and returns processed.
[3]	Assumed or established in connection with acquisition

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

\DAVID A. ROBERTS	March 20, 2003
David A. Roberts
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\DAVID A. ROBERTS	March 20, 2003
David A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

\MARK W. SHEAHAN	March 20, 2003
Mark W. Sheahan
Vice President and Treasurer
(Principal Financial Officer)

\JAMES A. GRANER	March 20, 2003
James A. Graner
Vice President and Controller
(Principal Accounting Officer)

L. R. Mitau	Director, Chairman of the Board
D. A. Koch	Chairman Emeritus
R. O. Baukol	Director
R. G. Bohn	Director
W. J. Carroll	Director
J. K. Gilligan	Director
J. H. Moar	Director
M. A.M. Morfitt	Director
M. H. Rauenhorst	Director
D. A. Roberts	Director
W. G. Van Dyke	Director

David A. Roberts, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

\DAVID A. ROBERTS	March 20, 2003
David A. Roberts
President and Chief Executive Officer
(For himself as attorney-in-fact)

Certifications

I, David A. Roberts, certify that:

1.	I have reviewed this annual report on Form 10-K of Graco Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003	\DAVID A. ROBERTS
David A. Roberts
President and Chief Executive Officer

Certifications

I, James A. Graner, certify that:

1.	I have reviewed this annual report on Form 10-K of Graco Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003	\JAMES A. GRANER
James A. Graner
Vice President and Controller

Certifications

I, Mark W. Sheahan, certify that:

1.	I have reviewed this annual report on Form 10-K of Graco Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003	\MARK W. SHEAHAN
Mark W. Sheahan
Vice President and Treasurer

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended May 7, 2002.

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

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

*10.1	2002 Corporate and Business Unit Annual Bonus Plan. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 2002.)

*10.2	Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.35 to the Company's 1999 Annual Report on Form 10-K.)

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

*10.11

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan with schedule of awards current as of December 28, 2001. (Incorporated by reference to Exhibit 10.11 to the Company's 2001 Annual Report on Form 10-K.)

*10.12

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan with schedule of awards current as of December 28, 2001. (Incorporated by reference to Exhibit 10.12 to the Company's 2001 Annual Report on Form 10-K.)

*10.13

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan with schedule of awards current as of March 29, 2002. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 2002.)

*10.14

Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 11, 1993.)

*10.15

Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control. (Incorporated by reference to Exhibit 10.15 to the Company's 2001 Annual Report on Form 10-K.)

*10.16

Executive Long Term Incentive Agreement. Form of agreement used for award of restricted stock to executive officers under the Graco Inc. Stock Incentive Plan with schedule of awards current as of June 28, 2002. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

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

*10.19	Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K.)

*10.20	Executive Group Long-Term Disability Policy. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

*10.21

Separation and Release Agreement between Stephen L. Bauman and the Company dated July 25, 2002. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended September 27, 2002.)

*10.22

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan with schedule of awards current as of June 28, 2002.

*10.23	Employee Stock Incentive Plan as adopted by the Board of Directors in February 1999.

11	Statement of Computation of Earnings per share included in Note I on page 31.

21	Subsidiaries of the Registrant included herein on page 44.

23	Independent Auditors' Consent included herein on page 45.

24	Power of Attorney included herein on page 46.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 47.

99.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 included herein on page 49.

99.2	Certification of Vice President and Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 included herein on page 50.

99.3	Certification of Vice President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 included herein on page 51.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company:

Subsidiary	Jurisdiction of Organization	Percentage of Voting Securities Owned by The Company

Equipos Graco Argentina S.A	Argentina	100%*
Graco Barbados FSC Limited	Barbados	100%
Graco Canada Inc.	Canada	100%
Graco do Brasil Limitada	Brazil	100%*
Graco Europe N.V	Belgium	100%*
Graco Fluid Equipment (Shanghai) Co., Ltd.	China (PRC)	100%
Graco GmbH	Germany	100%
Graco Hong Kong Limited	Hong Kong	100%*
Graco K.K	Japan	100%
Graco Korea Inc.	Korea	100%
Graco Limited	England	100%*
Graco Minnesota Inc.	United States	100%
Graco N.V	Belgium	100%*
Graco S.A.S	France	100%
Graco South Dakota Inc.	United States	100%**

*	Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.
**	Shares 100% held by Graco Minnesota Inc.

Exhibit 23

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 33-54205, No. 333-03459, No. 333-75307, and No. 333-63128 on Form S-8 of our report dated January 20, 2003 (March 19, 2003 as to Note M), appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 27, 2002.

Deloitte & Touche LLP
Minneapolis, Minnesota
March 19, 2003

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints David A. Roberts or Mark W. Sheahan, that person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person’s name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 27, 2002, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

Date

\R. O. Baukol	February 21, 2003
R. O. Baukol

\R. G. Bohn	February 21, 2003
R. G. Bohn

\W. J. Carroll	February 21, 2003
W. J. Carroll

\J. K. Gilligan	February 21, 2003
J. K. Gilligan

\D. A. Koch	February 21, 2003
D. A. Koch

\L. R. Mitau	February 21, 2003
L. R. Mitau

\J. H. Moar	February 21, 2003
J. H. Moar

\M. A.M. Morfitt	February 21, 2003
M. A.M. Morfitt

\M. H. Rauenhorst	February 21, 2003
M. H. Rauenhorst

\D. A. Roberts	February 21, 2003
D. A. Roberts

\W. G. Van Dyke	February 21, 2003
W. G. Van Dyke

Exhibit 99

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Graco Inc. (the “Company”) wishes to take advantage of the “safe harbor”provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so.

        From time to time various forms filed by the Company with the Securities and Exchange Commission, including the Company’s Form 10-K, Form 10-Q and Form 8-K, its Annual Report to Shareholders, and other written documents or oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,”“believe,” “project,” “should,” “estimate,”“will”, and similar expressions, and reflect the Company’s expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company’s operating results are the following:

•	With respect to the Company’s business as a whole, the Company’s prospects and operating results may be affected by:

—

changing economic conditions in the United States and other major world economies, including economic expansions, downturns or recessions; fluctuations in capital goods investment activity, interest rates, and foreign currency exchange rates, specifically the current economic turmoil, political instability and currency devaluations in Latin America and the weak economic conditions in Japan and Germany;

—

international trade factors, including changes in international trade policy, such as export controls, trade sanctions (including specifically the tax dispute related to foreign sales corporations currently pending between the United States and European Community); increased tariff barriers and other restrictions; weaker protection of the Company’s proprietary technology in certain foreign countries; the burden of complying with foreign laws and standards; and potentially burdensome taxes;

—

the ability of the Company to develop new products and technologies; maintain and enhance its market position relative to its competitors; maintain and enhance its distribution channels; identify and enter into new markets; successfully conclude and integrate acquisitions; realize productivity and product quality improvements; and continue to control expenses;

—

disruption in operations, transportation, communication, customer operations, distribution, payment or sources of supply, including the cost and availability of skilled labor, raw materials and energy, caused by political or economic instability, acts of God, labor disputes, war, embargo, fire or other cause beyond its reasonable control, including military conflict in the Middle East or on the Korean peninsula and terrorist activity throughout the world;

—	worldwide competition from low-cost non-U.S. manufacturers, including those that copy the Company's products;

—	breakdown or interruption in the Company's information processing software, hardware or networks;

—	changes in the markets in which the Company participates, including consolidation of competitors and major customers, price competition, and mix of products demanded.;

—	changes in accounting standards or in the application by the Company of critical accounting policies;

—	growth in either the severity or magnitude of the products liability claims against the Company; and

—	changes in the return on investments in the Company's retirement plan.

•

The prospects and operating results of the Company’s Contractor Equipment Division may be affected by: variations in the level of residential, commercial and institutional building and remodeling activity; the loss or significant reduction in sales to a large customer; the availability and cost of construction financing; changes in the environmental regulation of coatings; consolidation in the paint equipment manufacturing industry and paint manufacturing industry; changes in the technology of paint and coating applications; changes in the buying and channel preferences of the end user; the Company’s success in converting painters outside North America from brush and roller to spray equipment; changes in the business practices (including inventory management) of the major distributors of contractor equipment; changes in construction materials and techniques; changes in the cost of labor in foreign markets; the regional market strength of certain competitors; the level of government spending on infrastructure development and road construction, maintenance and repair; and the nature and extent of highway safety regulation.

•

The prospects and operating results of the Company’s Industrial/Automotive Equipment Division may be affected by: the capital equipment spending levels of industrial customers; the availability and cost of customer financing; changes in the environmental regulation of coatings; changes in the technical and performance characteristics of materials, including powder; changes in application technology; the ability of the Company to meet changing customer requirements; consolidation or other change in the channels of distribution; the pricing strategies of competitors; consolidation in the fluid handling equipment manufacturing industry; the equipment purchase plans of major automobile manufacturers worldwide (which are in turn impacted by the level of automotive sales worldwide); changes in the worldwide procurement practices of the major automobile manufacturers; changes in automotive manufacturing processes; and consolidation in the automobile manufacturing industry worldwide.

•

The prospects and operating results of the Company’s Lubrication Equipment Division may be affected by: consolidation in the oil production industry; the development of extended life lubricants for vehicles; the reduction in the need for changing vehicle lubricants; consumer trends in “do-it-yourself” vs. “do-it-for-me” oil changes; the successful development of vehicles that use power sources other than the internal combustion engine; consolidation of automotive dealerships; trends in spending by state and local governments; and variations in the equipment spending levels of the major oil companies.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Graco Inc. (the “Company”) on Form 10-K for the period ending December 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David A. Roberts, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  \DAVID A. ROBERTS
David A. Roberts
President and Chief Executive Officer
March 18, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Graco Inc. (the “Company”) on Form 10-K for the period ending December 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James A. Graner, Vice President and Controller of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  \JAMES A. GRANER
James A. Graner
Vice President and Controller
March 18, 2003

Exhibit 99.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Graco Inc. (the “Company”) on Form 10-K for the period ending December 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark W. Sheahan, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  \MARK W. SHEAHAN
Mark W. Sheahan
Vice President and Treasurer
March 18, 2003