Form 10-Q
period 2003-03-28
GRACO INC
filed 2003-05-02
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 28, 2003

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

Yes    X      No

45,660,000 common shares were outstanding as of April 25, 2003.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-8

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	9-12

	Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES			15

CERTIFICATIONS			16-18

EXHIBITS

PART I

GRACO INC. AND SUBSIDIARIES
Item 1.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
Net Sales	$119,660	$107,857

Cost of products sold	56,657	52,694

Gross Profit	63,003	55,163

Product development	4,473	4,161

Selling, marketing and distribution	22,897	19,792

General and administrative	8,512	7,717

Operating Earnings	27,121	23,493

Interest expense	128	150

Other expense (income), net	(101)	(3)

Earnings before Income Taxes	27,094	23,346

Income taxes	8,900	7,800

Net Earnings	$18,194	$15,546

Basic Net Earnings per Common Share	$.39	$.33

Diluted Net Earnings per Common Share	$.38	$.32

Cash Dividends Declared per Common Share	$.08	$.07

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
	March 28, 2003	Dec. 27, 2002

ASSETS

Current Assets
Cash and cash equivalents	$58,169	$103,333
Accounts receivable, less allowances of
$5,200 and $4,500	93,881	93,617
Inventories	35,943	30,311
Deferred income taxes	13,172	12,022
Other current assets	1,331	1,241

Total current assets	202,496	240,524

Property, Plant and Equipment:
Cost	221,215	219,427
Accumulated depreciation	(126,984)	(124,474)
	94,231	94,953

Intangible Assets, net	11,449	11,860

Other Assets	7,941	8,513

	$316,117	$355,850

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$8,149	$13,204
Trade accounts payable	12,910	13,031
Salaries, wages and commissions	9,426	14,490
Accrued insurance liabilities	10,668	10,251
Accrued warranty and service liabilities	6,331	6,294
Income taxes payable	13,605	5,583
Dividends payable	3,930	3,922
Other current liabilities	10,208	13,439

Total current liabilities	75,227	80,214

Retirement Benefits and Deferred Compensation	28,627	28,578

Deferred Income Taxes	1,814	1,652

Shareholders' Equity
Common stock	45,609	47,533
Additional paid-in capital	73,405	71,277
Retained earnings	92,677	128,125
Other, net	(1,242)	(1,529)

Total shareholders' equity	210,449	245,406

	$316,117	$355,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
Cash Flows from Operating Activities

Net Earnings	$18,194	$15,546
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	4,401	4,592
Deferred income taxes	(966)	(332)
Tax benefit related to stock options exercised	500	2,500
Change in:
Accounts receivable	388	(6,015)
Inventories	(5,561)	(1,319)
Trade accounts payable	(142)	(19)
Salaries, wages and commissions	(5,142)	(3,029)
Retirement benefits and deferred compensation	640	(9)
Other accrued liabilities	5,124	403
Other	30	40

	17,466	12,358

Cash Flows from Investing Activities

Property, plant and equipment additions	(3,276)	(1,639)
Proceeds from sale of property, plant and equipment	76	13

	(3,200)	(1,626)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	5,826	8,512
Payments on notes payable and lines of credit	(10,977)	(6,632)
Payments on long-term debt	--	(50)
Common stock issued	5,216	9,151
Common stock retired	(55,258)	(686)
Cash dividends paid	(3,922)	(3,424)

	(59,115)	6,871

Effect of exchange rate changes on cash	(315)	92

Net increase (decrease) in cash and cash equivalents	(45,164)	17,695

Cash and cash equivalents
Beginning of year	103,333	26,531

End of period	$58,169	$44,226

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 28, 2003 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 28, 2003, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.

The Company accounts for its stock option and purchase plans using the intrinsic value method and has adopted the “disclosure only” provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” No compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the various stock incentive plans.

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
Net earnings

As reported	$18,194	$15,546
Stock-based compensation, net of related tax effects	1,037	1,058

Pro forma	$17,157	$14,488

Net earnings per common share

Basic as reported	$ .39	$ .33
Basic pro forma	.36	.31
Diluted as reported	.38	.32
Diluted pro forma	.36	.30

3.

Total comprehensive income for the quarter was $18.4 million in 2003 and $15.6 million in 2002. There have been no significant changes to the components of comprehensive income from those noted on the 2002 Form 10-K.

4.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 28, 2003 and March 29, 2002 were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002

Net Sales

Industrial/Automotive	$52,417	$46,103
Contractor	54,838	51,135
Lubrication	12,405	10,619

Consolidated	$119,660	$107,857

Operating Earnings

Industrial/Automotive	$13,988	$11,737
Contractor	10,757	10,865
Lubrication	3,147	2,392
Unallocated corporate expenses	(771)	(1,501)

Consolidated	$27,121	$23,493

5.	Major components of inventories were as follows (in thousands):

	March 28, 2003	Dec. 27, 2002

Finished products and components	$31,766	$26,199

Products and components in various stages of completion	17,327	17,219

Raw materials and purchased components	17,788	18,021
	66,881	61,439

Reduction to LIFO cost	(30,938)	(31,128)

	$35,943	$30,311

6.	Components of intangible assets were (in thousands):

	March 28, 2003	Dec. 27, 2002

Goodwill	$7,939	$7,939

Other identifiable intangibles, net of accumulated
amortization of $6,500 and $6,100	3,510	3,921

	$11,449	$11,860

Amortization of intangibles during the first quarter of 2003 was $411,000. Estimated annual amortization is as follows: $1,600,000 in 2003, $900,000 in 2004, $400,000 in 2005, $300,000 in 2006 and $200,000 in 2007.

7.

Subsequent Event: On March 31, 2003, the Company purchased certain assets and assumed certain liabilities of Sharpe Manufacturing Company for approximately $13 million cash. The purchase price will be allocated to assets acquired based on the results of an independent appraisal. Sharpe manufactures spray guns and related parts and accessories for the automotive refinishing market. Sharpe had sales of approximately $11 million in 2002.

GRACO INC. AND SUBSIDIARIES
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002

Net Sales	100.0%	100.0%

Cost of products sold	47.3	48.9

Product development	3.8	3.9

Selling, marketing and distribution	19.1	18.3

General and administrative	7.1	7.1

Operating Earnings	22.7	21.8

Interest expense	0.1	0.2

Other (income) expense, net	(0.1)	0.0

Earnings Before Income Taxes	22.7	21.6

Income taxes	7.5	7.2

Net Earnings	15.2%	14.4%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2003	March 29, 2002
By Segment

Industrial/Automotive	$ 52,417	$ 46,103
Contractor	54,838	51,135
Lubrication	12,405	10,619

Consolidated	$119,660	$107,857

By Geographic Area

Americas	$ 82,191	$ 78,578
Europe	23,564	19,802
Asia Pacific	13,905	9,477

Consolidated	$119,660	$107,857

Currency exchange rates had a significant effect on first quarter sales. Sales increased 7 percent in local currencies; 11 percent when translated to U.S. dollars. Most of the translation effect came from Europe, where sales were flat in local currencies but increased by 19 percent when translated to U.S. dollars. In Asia Pacific, sales increased 40 percent in local currencies; 47 percent when translated to U.S. dollars. Most of the translation effect is reflected in the Industrial/Automotive segment, which has more sales in Europe and Asia Pacific than the Contractor and Lubrication segments.

Strong demand for the Company's products resulted in higher sales in Asia Pacific. All regions in Asia Pacific except for Japan had sales gains, with the largest increase in China. The Company's investment in additional sales personnel, marketing programs, and expenditures to obtain new distributors have contributed to increased sales.

Contractor segment sales were higher than last year in all regions. In the Americas, sales were higher in the professional paint store channel and slightly lower in the home center channel. Successful new product launches in the paint store channel more than offset the impact of poor weather conditions and a weak commercial construction market in the United States.

Lubrication segment sales increased by 17% primarily due to successful new product introductions and a February sales promotion.

Gross Profit

Gross profit percentage of sales increased to 52.7 percent from 51.1 percent primarily due to favorable currency translation rates. Changes in exchange rates have less impact on the cost of products sold than on sales because most product costs are incurred in U.S. dollars, which had the effect of increasing gross profit rate in the first quarter of 2003 when compared to the same period last year.

Operating Expenses

Increases in operating expenses resulted from higher spending levels required to generate profitable sales growth. First quarter expenses are consistent with the level of spending in the fourth quarter of 2002 but are higher than first quarter of 2002, when spending was restricted due to uncertainties following September 11. Much of the increase from first quarter of 2002 is from payroll-related costs (salaries, incentives and benefits) and also includes higher sales meeting, travel and product introduction expenses. Changes in exchange rates used to translate expenses incurred in foreign currencies also had the effect of increasing expenses as reported in U.S. dollars. General and administrative expenses in 2002 included a $700,000 contribution to the Graco Foundation - no contribution was made in the first quarter of 2003.

Liquidity and Capital Resources

In March 2003, the Company repurchased 2.2 million shares of its common stock for $54.8 million from David A. Koch, a current Board member, and former Chairman and Chief Executive Officer of the Company, his wife, and a family trust and family foundation. The Company used available cash balances to fund the repurchase.

The Company had unused lines of credit available at March 28, 2003 totaling $55 million. Cash balances of $58 million at March 28, 2003, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including approximately $13 million cash used in fiscal April 2003 for the acquisition of Sharpe Manufacturing operations.

Outlook

While management believes that 2003 will be a year of modest underlying growth for the major industrialized countries, the Company is aggressively pursuing its growth strategies to increase its revenues and earnings at a faster rate. New products, distribution initiatives, new market activities and strategic acquisitions should add revenues and earnings for the balance of this year.

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

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Exhibit 99 to the Company's Annual Report on Form 10-K for fiscal year 2002 for a more comprehensive discussion of these and other risk factors.

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

PART II

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		10.1	2003 Corporate & SBU Bonus Plan

10.2

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan with schedule of awards current as of March 28, 2003

		10.3	Executive Long Term Incentive Agreement. Form of agreement used for award of restricted stock to one executive officer, dated January 6, 2003

10.4

Stock Purchase Agreement dated March 13, 2003, between Graco Inc. and David A. Koch, Barbara Koch, Paul M. Torgerson and U.S. Bank Trust National Association SD, as Trustees of the Trust administered pursuant to Article V of the Last Will and Testament and Codicil thereto of Clarissa L. Gray deceased, and Greycoach Foundation (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated March 20, 2003)

		11	Computation of Net Earnings per Common Share

		99	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

The following Current Report on Form 8-K was filed during the quarter ended March 28, 2003:

On March 20, 2003, Graco Inc. filed a current report on Form 8-K to disclose a stock repurchase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date: April 29, 2003	By:	/s/David A. Roberts
David A. Roberts President & Chief Executive Officer

Date: May 1, 2003	By:	/s/James A. Graner
James A. Graner Vice President & Controller Chief Account Officer

Date: April 29, 2003	By:	/s/Mark W. Sheahan
Mark W. Sheahan Vice President & Treasurer Principal Financial Officer

CERTIFICATIONS

I, David A. Roberts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Graco Inc.;

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 29, 2003	/s/David A. Roberts
David A. Roberts President and Chief Executive Officer

CERTIFICATIONS

I, James A. Graner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Graco Inc.;

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 1, 2003	/s/James A. Graner
James A. Graner Vice President and Controller

CERTIFICATIONS

I, Mark W. Sheahan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Graco Inc.;

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 29, 2003	/s/Mark W. Sheahan
Mark W. Sheahan Vice President and Treasurer