Form 10-Q
period 2003-06-27
GRACO INC
filed 2003-07-30
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 27, 2003

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

45,800,000 common shares were outstanding as of July 25, 2003.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I

GRACO INC. AND SUBSIDIARIES
Item I.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net Sales	$146,364	$132,796	$266,024	$240,653

Cost of products sold	70,432	65,655	127,089	118,349

Gross Profit	75,932	67,141	138,935	122,304

Product development	4,328	4,527	8,801	8,688
Selling, marketing and distribution	25,288	22,096	48,185	41,888
General and administrative	10,057	8,785	18,569	16,502

Operating Earnings	36,259	31,733	63,380	55,226

Interest expense	112	110	240	260
Other expense (income), net	84	207	(17)	204

Earnings Before Income Taxes	36,063	31,416	63,157	54,762

Income taxes	11,600	9,900	20,500	17,700

Net Earnings	$24,463	$21,516	$42,657	$37,062

Basic Net Earnings
Per Common Share	$.54	$.45	$.92	$.78

Diluted Net Earnings
Per Common Share	$.53	$.44	$.90	$.77

Cash Dividends Declared
Per Common Share	$.08	$.07	$.17	$.15

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 27, 2003	Dec. 27, 2002

ASSETS

Current Assets
Cash and cash equivalents	$58,746	$103,333
Accounts receivable, less allowances of $6,100 and $5,600	103,556	93,617
Inventories	36,549	30,311
Deferred income taxes	13,446	12,022
Other current assets	1,568	1,241

Total current assets	213,865	240,524

Property, Plant and Equipment:
Cost	224,799	219,427
Accumulated depreciation	(130,088)	(124,474)

	94,711	94,953

Intangible Assets, net	20,996	11,860

Other Assets	7,658	8,513

	$337,230	$355,850

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$6,015	$13,204
Trade accounts payable	12,662	13,031
Salaries, wages and commissions	12,185	14,490
Accrued insurance liabilities	10,318	10,251
Accrued warranty and service liabilities	6,730	6,294
Income taxes payable	8,232	5,583
Dividends payable	3,773	3,922
Other current liabilities	12,712	13,439

Total current liabilities	72,627	80,214

Retirement Benefits and Deferred Compensation	29,349	28,578

Deferred Income Taxes	1,788	1,652

Shareholders' Equity
Common stock	45,727	47,533
Additional paid-in capital	75,503	71,277
Retained earnings	113,336	128,125
Other, net	(1,100)	(1,529)

Total shareholders' equity	233,466	245,406

	$337,230	$355,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-six Weeks Ended
	June 27, 2003	June 28, 2002
Cash Flows from Operating Activities

Net Earnings	$42,657	$37,062
Adjustments to reconcile net earnings to net cash provided
by operating activities
Depreciation and amortization	9,199	9,416
Deferred income taxes	(1,214)	(719)
Tax benefit related to stock options exercised	1,200	3,300
Change in:
Accounts receivable	(6,472)	(9,197)
Inventories	(3,042)	1,677
Trade accounts payable	(1,779)	1,551
Salaries, wages and commissions	(2,547)	(970)
Retirement benefits and deferred compensation	1,459	(189)
Other accrued liabilities	1,852	(2,886)
Other	(89)	(275)

	41,224	38,770

Cash Flows from Investing Activities

Property, plant and equipment additions	(7,298)	(3,926)
Proceeds from sale of property, plant and equipment	102	271
Acquisition of business	(13,514)	--

	(20,710)	(3,655)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	9,625	11,736
Payments on notes payable and lines of credit	(16,947)	(12,329)
Payments on long-term debt	--	(50)
Common stock issued	6,772	11,567
Common stock retired	(55,496)	(1,028)
Cash dividends paid	(7,686)	(6,905)

	(63,732)	2,991

Effect of exchange rate changes on cash	(1,369)	(771)

Net increase (decrease) in cash and cash equivalents	(44,587)	37,335

Cash and cash equivalents

Beginning of year	103,333	26,531

End of period	$58,746	$63,866

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 27, 2003, and the related statements of earnings for the thirteen and twenty-six weeks ended June 27, 2003 and June 28, 2002, and cash flows for the twenty-six weeks ended June 27, 2003 and June 28, 2002 have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 27, 2003, and the results of operations and cash flows for all periods presented.

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

2.

The Company accounts for stock option and purchase plans using the intrinsic value method and has adopted the “disclosure only” provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” No compensation cost has been recognized for the Employee Stock Purchase Plan and stock options granted under the various stock incentive plans.

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net earnings

As reported	$24,463	$21,516	$42,657	$37,062
Stock-based compensation,
net of related tax effects	1,037	1,058	2,074	2,116

Pro forma	$23,426	$20,458	$40,583	$34,946

Net earnings per common share

Basic as reported	$.54	$.45	$.92	$.78
Basic pro forma	.51	.43	.87	.74
Diluted as reported	.53	.44	.90	.77
Diluted pro forma	.50	.42	.86	.73

3.

Total comprehensive income in 2003 was $24.5 million in the second quarter and $42.9 million year-to-date. In 2002, comprehensive income was $21.5 million for the second quarter and $37.1 million for the six-month period. There have been no significant changes to the components of comprehensive income from those noted on the 2002 Form 10-K .

4.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 27, 2003 and June 28, 2002 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Sales

Industrial/Automotive	$57,685	$50,759	$110,102	$96,862
Contractor	76,906	68,593	131,744	119,728
Lubrication	11,773	13,444	24,178	24,063

Consolidated	$146,364	$132,796	$266,024	$240,653

Operating Earnings

Industrial/Automotive	$15,284	$13,223	$29,272	$24,960
Contractor	19,936	17,243	30,693	28,108
Lubrication	2,440	3,129	5,587	5,521
Unallocated Corporate
expenses	(1,401)	(1,862)	(2,172)	(3,363)

Consolidated	$36,259	$31,733	$63,380	$55,226

5.	Major components of inventories were as follows (in thousands):

	June 27, 2003	Dec. 27, 2002

Finished products and components	$32,307	$26,199

Products and components in various stages
of completion	17,140	17,219

Raw materials and purchased components	17,868	18,021

	67,315	61,439

Reduction to LIFO cost	(30,766)	(31,128)

	$36,549	$30,311

6.

At the beginning of the second quarter, the Company purchased certain assets and assumed certain liabilities of Sharpe Manufacturing Company for $13.5 million cash. Sharpe manufactures spray guns and related parts and accessories for the automotive refinishing market, where the Company had no previous presence. Sharpe had sales of approximately $11 million in 2002. Results of Sharpe’s operations have been included in the Industrial/Automotive segment since the date of acquisition.

Based on the results of an independent appraisal, the purchase price was allocated as follows (in thousands):

Accounts receivable	$1,300
Inventories	3,000
Property, plant and equipment	600
Identifiable intangible assets	8,900
Goodwill	1,300

Total purchase price	15,100
Liabilities assumed	(1,600)

Net assets acquired	$13,500

Identifiable intangible assets include Sharpe’s distribution network, non-compete agreements and manufacturing documentation, which are being amortized over a weighted-average estimated useful life of 5 years. Also included in identifiable intangible assets is $5.3 million assigned to the Sharpe brand name, which has an indefinite useful life. Goodwill is expected to be fully deductible for tax purposes.

7.	Components of intangible assets were (in thousands):

	June 27, 2003	Dec. 27, 2002

Goodwill	$9,199	$7,939

Other identifiable intangibles, net of accumulated
amortization of $7,100 and $6,100	11,797	3,921

	$20,996	$11,860

Amortization of intangibles was $618,000 in the second quarter of 2003 and $1,029,000 year-to-date. Estimated annual amortization is as follows: $2,200,000 in 2003, $1,700,000 in 2004, $1,100,000 in 2005, $900,000 in 2006 and $900,000 in 2007.

Item 2.	GRACO INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	48.1	49.4	47.8	49.2
Product development	2.9	3.4	3.3	3.6
Selling, marketing and distribution	17.3	16.7	18.1	17.4
General and administrative	6.9	6.6	7.0	6.9
Operating Earnings	24.8	23.9	23.8	22.9
Interest expense	0.1	0.1	0.1	0.1
Other (income) expense, net	0.1	0.1	--	--
Earnings Before Income Taxes	24.6	23.7	23.7	22.8
Income taxes	7.9	7.5	7.7	7.4
Net Earnings	16.7%	16.2%	16.0%	15.4%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
By Segment

Industrial/Automotive	$57,685	$50,759	$110,102	$96,862
Contractor	76,906	68,593	131,744	119,728
Lubrication	11,773	13,444	24,178	24,063

Consolidated	$146,364	$132,796	$266,024	$240,653

By Geographic Area

Americas	$102,805	$97,220	$184,995	$175,798
Europe	27,172	22,942	50,737	42,744
Asia Pacific	16,387	12,634	30,292	22,111

Consolidated	$146,364	$132,796	$266,024	$240,653

Industrial/Automotive segment sales increased 14 percent for both the quarter and year-to date. Sales measured in local currencies increased 6 percent for both the quarter and year-to-date. Most of the currency translation effect came from Europe, where sales for the quarter were down 4 percent in local currencies but increased by 16 percent when translated to U.S. dollars. Industrial/Automotive sales volume increased in Asia Pacific and sales were up in the Americas primarily due to the Sharpe acquisition.

Contractor segment sales increased 12 percent for the quarter, 10 percent year-to-date (9 percent and 7 percent respectively, measured in local currencies). In the Americas, sales were higher in both the paint store and home center channels. Demand for new and existing products in the paint store channel more than offset the ongoing impacts of poor weather conditions and a weak commercial construction market in the United States. In the home center channel, sales were up for the quarter due to the introduction of a new model, marketing initiatives and more stores carrying the complete line of product. Asia Pacific posted strong volume gains while Europe experienced modest growth.

Lubrication segment sales were down 12 percent for the quarter and were essentially flat year-to-date. Sales in the second quarter last year were influenced by a sales promotion that was not repeated in the second quarter of 2003.

Gross Profit

Higher gross profit margin percentages were mainly due to favorable currency translation rates, which, combined with some pricing effect, more than offset the effects of increased costs.

Operating Expenses

Total operating expenses in the first half of 2003 increased 13 percent from 2002. Much of the increase is from payroll-related costs (salaries, incentives and benefits) and also includes Sharpe operations and higher sales meeting, travel, product introduction and warranty expenses. Changes in exchange rates used to translate expenses incurred in foreign currencies also had the effect of increasing expenses as reported in U.S. dollars. The Company’s contribution to the Graco Foundation, included in general and administrative expense, decreased by $1 million compared to the first six months of 2002.

Year-to-date operations include $.9 million of pension expense related to the Company’s U.S. defined benefit pension plan, compared to a $.5 million credit in the same period last year. This change resulted from recognition of investment losses attributable to pension plan assets. Pension expense/income is allocated to cost of products sold and operating expenses based on salaries and wages.

Liquidity and Capital Resources

In March 2003, the Company repurchased 2.2 million shares of its common stock for $54.8 million from David A. Koch, a former Chairman and Chief Executive Officer of the Company, his wife, and a family trust and family foundation. The Company used available cash balances to fund the repurchase.

In the second quarter of 2003, the Company acquired the operations of Sharpe Manufacturing Company, utilizing available cash of $13.5 million and assuming liabilities totaling $1.6 million.

The Company had unused lines of credit available at June 27, 2003 totaling $56 million. Cash balances of $59 million at June 27, 2003, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Despite ongoing soft conditions in its two largest geographic markets, the Company is on track to make 2003 a year of sales and earnings growth. In North America, demand remains flat for Industrial/Automotive and Lubrication products while the Contractor Equipment Division continues to benefit from a combination of a strong housing market and successful new product launches. Conditions throughout Europe remain weak and management expects that to continue for at least the balance of this year. Contractor business in Europe is a bright spot, growing from new product introductions. Asia, except for Japan, remains strong with higher demand for the Company’s products as companies continue to invest in infrastructure and durable goods output increases. While current economic conditions make growth difficult in most regions of the world, year-to-date results give management confidence that its long-term growth strategies of introducing new products, expanding and enhancing distribution, entering new markets and making strategic acquisitions are paying off.

SAFE HARBOR CAUTIONARY STATEMENT

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, as well as in press or earnings releases, analyst briefings and conference calls, which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements.

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

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, Vice President and Controller, Vice President and Treasurer, and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

During the quarter, there were no significant changes in the Company’s internal control over financial reporting.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 6, 2003, Robert G. Bohn and William J. Carroll were elected to the Board of Directors with the following votes:

	For	Withheld

Robert G. Bohn	43,169,254	450,398
William J. Carroll	42,444,773	1,174,879

At the same meeting, the Executive Officer Annual Incentive Bonus Plan was approved, with the following votes:

For	Against	Abstentions	Broker Non-Vote
42,134,298	1,074,415	410,939	-

Also, at the same meeting, the selection of Deloitte & Touche LLP as independent auditors for the current year was approved and ratified, with the following votes:

For	Against	Abstentions	Broker Non-Vote
41,720,991	1,774,510	124,152	-

No other matters were voted on at the meeting.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		11	Computation of Net Earnings per Common Share

		31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of Vice President and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.3	Certification of Vice President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

The following Current Report on Form 8-K was filed during the quarter ended June 27, 2003: On April 17, 2003, Graco Inc. filed a current report on Form 8-K to furnish its earnings release for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	By:
David A. Roberts
President and Chief Executive Officer
Date:	By:
James A. Graner
Vice President and Controller
Date:	By:
Mark W.Sheahan
Vice President and Treasurer