Form 10-Q/A
period 2003-06-27
GRACO INC
filed 2003-08-01
CIK 42888

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

GRACO INC.
Date:	July 30, 2003	By:	/s/David A. Roberts
David A. Roberts
President and Chief Executive Officer
Date:	July 30, 2003	By:	/s/James A. Graner
James A. Graner
Vice President and Controller
Date:	July 30, 2003	By:	/s/Mark W. Sheahan
Mark W.Sheahan
Vice President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	August 4, 2003	By:	/s/David A. Roberts
David A. Roberts
President and Chief Executive Officer
Date:	August 4, 2003	By:	/s/James A. Graner
James A. Graner
Vice President and Controller
Date:	August 4, 2003	By:	/s/Mark W. Sheahan
Mark W.Sheahan
Vice President and Treasurer