Form 10-Q
period 2003-09-26
GRACO INC
filed 2003-10-29
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 26, 2003

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

45,991,000 common shares were outstanding as of October 24, 2003.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6–10

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	11–14

	Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES			17

EXHIBITS
PART I

GRACO INC. AND SUBSIDIARIES
Item I.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 26, 2003	Sept 27, 2002	Sept 26, 2003	Sept 27, 2002

Net Sales	$133,788	$125,832	$399,812	$366,485

Cost of products sold	62,385	60,418	189,474	178,767

Gross Profit	71,403	65,414	210,338	187,718

Product development	4,464	4,813	13,265	13,501
Selling, marketing and distribution	23,794	21,426	71,979	63,314
General and administrative	9,111	8,438	27,680	24,940

Operating Earnings	34,034	30,737	97,414	85,963

Interest expense	146	122	386	382
Other expense (income), net	377	321	360	525

Earnings Before Income Taxes	33,511	30,294	96,668	85,056

Income taxes	10,800	9,800	31,300	27,500

Net Earnings	$ 22,711	$ 20,494	$ 65,368	$ 57,556

Basic Net Earnings
Per Common Share	$ .50	$ .43	$ 1.41	$ 1.21

Diluted Net Earnings
Per Common Share	$ .49	$ .42	$ 1.39	$ 1.19

Cash Dividends Declared
Per Common Share	$ .08	$ .07	$ .25	$ .22

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sept 26, 2003	Dec 27, 2002
ASSETS

Current Assets
Cash and cash equivalents	$95,993	$103,333
Accounts receivable, less allowances
of $5,900 and $5,600	95,521	93,617
Inventories	32,591	30,311
Deferred income taxes	13,800	12,022
Other current assets	1,480	1,241
Total current assets	239,385	240,524

Property, Plant and Equipment:
Cost	226,114	219,427
Accumulated depreciation	(131,692)	(124,474)
	94,422	94,953

Goodwill	9,199	7,939
Other Intangible Assets, net	11,209	3,921
Other Assets	7,243	8,513
	$361,458	$355,850

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$4,852	$13,204
Trade accounts payable	12,915	13,031
Salaries, wages and commissions	14,231	14,490
Accrued insurance liabilities	10,241	10,251
Accrued warranty and service liabilities	7,731	6,294
Income taxes payable	4,237	5,583
Dividends payable	3,790	3,922
Other current liabilities	14,056	13,439
Total current liabilities	72,053	80,214

Retirement Benefits and Deferred Compensation	29,766	28,578

Deferred Income Taxes	2,516	1,652

Shareholders' Equity
Common stock	45,965	47,533
Additional paid-in capital	79,920	71,277
Retained earnings	132,256	128,125
Other, net	(1,018)	(1,529)
Total shareholders' equity	257,123	245,406
	$361,458	$355,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-nine Weeks Ended
	Sept 26, 2003	Sept 27, 2002
Cash Flows from Operating Activities

Net Earnings	$65,368	$57,556
Adjustments to reconcile net earnings to net
cash provided by operating activities
Depreciation and amortization	13,568	13,876
Deferred income taxes	(764)	344
Tax benefit related to stock options exercised	3,200	3,400
Change in:
Accounts receivable	2,077	(5,615)
Inventories	957	2,248
Trade accounts payable	(1,539)	2,299
Salaries, wages and commissions	(547)	1,830
Retirement benefits and deferred compensation	2,173	(348)
Other accrued liabilities	47	(2,055)
Other	223	153
	84,763	73,688
Cash Flows from Investing Activities

Property, plant and equipment additions	(10,934)	(7,255)
Proceeds from sale of property, plant and equipment	109	284
Acquisition of business	(13,514)	--
	(24,339)	(6,971)
Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	12,588	16,418
Payments on notes payable and lines of credit	(21,217)	(13,771)
Payments on long-term debt	--	(50)
Common stock issued	9,427	12,114
Common stock retired	(55,496)	(3,162)
Cash dividends paid	(11,460)	(10,398)
	(66,158)	1,151
Effect of exchange rate changes on cash	(1,606)	(596)
Net increase (decrease) in cash and cash equivalents	(7,340)	67,272
Cash and cash equivalents
Beginning of year	103,333	26,531
End of period	$95,993	$93,803

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 26, 2003, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 26, 2003 and September 27, 2002, and cash flows for the thirty-nine weeks ended September 26, 2003 and September 27, 2002 have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 26, 2003, and the results of operations and cash flows for all periods presented.

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 26, 2003	Sept 27, 2002	Sept 26, 2003	Sept 27, 2002
Net earnings

As reported	$22,711	$20,494	$65,368	$57,556
Stock-based compensation,
net of related tax effects	970	1,059	3,044	3,175
Pro forma	$21,741	$19,435	$62,324	$54,381

Net earnings per common
share

Basic as reported	$ .50	$ .43	$ 1.41	$ 1.21
Basic pro forma	.47	.41	1.35	1.15
Diluted as reported	.49	.42	1.39	1.19
Diluted pro forma	.47	.40	1.33	1.13

3.

Total comprehensive income in 2003 was $22.7 million in the third quarter and $65.6 million year-to-date. In 2002, comprehensive income was $20.5 million for the third quarter and $57.6 million for the nine-month period. There have been no significant changes to the components of comprehensive income from those noted on the 2002 Form 10-K.

4.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 26, 2003 and September 27, 2002 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 26, 2003	Sept 27, 2002	Sept 26, 2003	Sept 27, 2002
Net Sales

Industrial/Automotive	$57,276	$52,624	$167,378	$149,486
Contractor	65,316	62,990	197,060	182,718
Lubrication	11,196	10,218	35,374	34,281

Consolidated	$133,788	$125,832	$399,812	$366,485

Operating Earnings

Industrial/Automotive	$16,981	$14,438	$46,253	$39,398
Contractor	17,493	15,412	48,186	43,520
Lubrication	1,549	1,869	7,136	7,390
Unallocated Corporate
expenses	(1,989)	(982)	(4,161)	(4,345)

Consolidated	$34,034	$30,737	$97,414	$85,963

5.	Major components of inventories were as follows (in thousands):

	Sept 26, 2003	Dec 27, 2002

Finished products and components	$30,219	$26,199

Products and components in various stages
of completion	16,685	17,219

Raw materials and purchased components	15,989	18,021
	62,893	61,439

Reduction to LIFO cost	(30,302)	(31,128)

	$32,591	$30,311

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

Included in identifiable intangible assets is $5.3 million assigned to the Sharpe brand name, which has an indefinite useful life. Remaining identifiable intangible assets mainly consist of Sharpe’s distribution network, which is being amortized over an estimated useful life of 5 years. Goodwill is expected to be fully deductible for tax purposes.

7.	Information related to other intangible assets follows (in thousands):

	Sept 26, 2003		Dec 27, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Subject to Amortization:
Customer lists and
distribution network	$ 8,336	$4,564	$5,134	$3,472
Trademarks, trade names and
non-compete agreements	2,803	1,496	2,503	1,150

Patents and other	1,241	391	2,355	1,449
	12,380	$6,451	9,992	$6,071
Not Subject to Amortization:
Brand name	5,280		--
	$17,660		$9,992

Amortization of intangibles was $.6 million in the third quarter of 2003 and $1.6 million year-to-date. Estimated annual amortization is as follows: $2.2 million in 2003, $1.7 million in 2004, $1.1 million in 2005, $.9 million in 2006 and $.9 million in 2007.

8.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of 2003 activity in accrued warranty and service liabilities (in thousands):

Balance, beginning of year	$6,294
Additions charged to cost and expenses	9,320
Reductions for claims settled	(7,883)
Balance, end of period	$7,731

9.

Subsequent Event: In October 2003, the Company made a voluntary $20 million tax-deductible contribution to its defined benefit pension plan. The contribution will enhance the funded status of the plan, reduce future pension expense and reduce the need for additional cash contributions in the near term.

Item 2.	GRACO INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third quarter sales and net earnings increased 6 percent and 11 percent, respectively. Year-to-date sales and net earnings increased 9 percent and 14 percent, respectively. Stronger foreign currencies versus the U.S. dollar helped to increase third quarter and year-to-date results when compared to 2002. Translated at consistent exchange rates, third quarter sales and net earnings each increased by 4 percent and year-to-date sales and net earnings increased by 5 percent and 3 percent, respectively.

The following table sets forth items from the Company's Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 26, 2003	Sept 27, 2002	Sept 26, 2003	Sept 27, 2002
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.6	48.0	47.4	48.8
Product development	3.4	3.8	3.3	3.7
Selling, marketing and distribution	17.8	17.1	18.0	17.2
General and administrative	6.8	6.7	6.9	6.8
Operating Earnings	25.4	24.4	24.4	23.5
Interest expense	0.1	0.1	0.1	0.1
Other (income) expense, net	0.3	0.2	0.1	0.2
Earnings Before Income Taxes	25.0	24.1	24.2	23.2
Income taxes	8.0	7.8	7.9	7.5
Net Earnings	17.0%	16.3%	16.3%	15.7%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 26, 2003	Sept 27, 2002	Sept 26, 2003	Sept 27, 2002

By Segment

Industrial/Automotive	$ 57,276	$ 52,624	$167,378	$149,486
Contractor	65,316	62,990	197,060	182,718
Lubrication	11,196	10,218	35,374	34,281

Consolidated	$133,788	$125,832	$399,812	$366,485

By Geographic Area

Americas[1]	$ 93,307	$ 89,654	$278,303	$265,452
Europe[2]	24,383	21,793	75,119	64,537
Asia Pacific	16,098	14,385	46,390	36,496

Consolidated	$133,788	$125,832	$399,812	$366,485

[1]North and South America, including the U.S. [2]Europe, Africa and Middle East

Industrial/Automotive segment sales increased 9 percent for the quarter and 12 percent year-to date. The increase came from strong sales in Asia Pacific, currency translation and the Sharpe acquisition. Most of the currency translation effect came from Europe, where sales for the quarter were flat in local currencies but increased by 11 percent when translated to U.S. dollars. Year-to-date sales in Europe for this segment were down 2 percent in local currencies but increased by 14 percent when translated to U.S. dollars.

Contractor segment sales increased 4 percent for the quarter and 8 percent year-to-date. In the Americas, third quarter sales were higher in the paint store channel but decreased in the home center channel due to a change in inventory purchasing practices at a major customer. Management believes the full impact of this change was reflected in third quarter sales. Year-to-date sales increased in both the paint store and in the home center channels. Sales increases in Europe were mostly from currency translation. Sales in Asia Pacific were up 18 percent for the quarter and 32 percent year-to-date.

Lubrication segment sales were up 10 percent for the quarter and 3 percent year-to-date. The timing of promotions in the second quarter of 2002 and in the third quarter of 2003 influenced the increase in the third quarter.

Gross Profit

For the quarter, gross margin rate was higher due to favorable exchange rates, pricing, material cost reductions and factory efficiencies. Year-to-date, gross margin rate was flat when translated at consistent exchange rates.

Operating Expenses

Increased warranty and extended service costs, Sharpe operations and changes in exchange rates drove operating expenses higher in both the third quarter and year-to-date. Year-to-date operating expenses were also affected by increased payroll related costs including salaries (normal rate increases), incentives (higher sales and earnings) and benefits (pension and medical).

Year-to-date operations include $1.3 million of pension expense related to the Company’s U.S. defined benefit pension plan, compared to a $.8 million credit in the same period last year. This change resulted from the decrease in pension plan assets due to recognition of investment losses. Pension expense/income is allocated to cost of products sold and operating expenses based on salaries and wages.

Operating Earnings

Higher sales and gross profit rates in the quarter resulted in increased operating earnings in the Industrial/Automotive and Contractor segments. Lubrication segment operating earnings decreased due to re-work costs and warranty expenses of approximately $1 million resulting from design problems associated with the Matrix fluid management system, a product launched in late 2002.

Liquidity and Capital Resources

In March 2003, the Company repurchased 2.2 million shares of its common stock for $54.8 million from David A. Koch, a former Chairman and Chief Executive Officer of the Company, his wife, a family trust and a family foundation. The repurchase is expected to be accretive to earnings per share and yield a rate of return to remaining shareholders that will exceed the Company’s equity cost of capital. The per share purchase price represented a discount of 5.5 percent from the ten-day average closing price of the Company’s stock immediately prior to the date of the transaction. The Company used available cash balances to fund the repurchase.

In the second quarter of 2003, the Company acquired the operations of Sharpe Manufacturing Company, utilizing available cash of $13.5 million and assuming liabilities totaling $1.6 million.

In October 2003, the Company made a $20 million tax-deductible contribution to its defined benefit pension plan. The contribution was made to increase pension assets at a time when values have declined due to weak short-term asset performance. The contribution will enhance the funded status of the plan, reduce future pension expense and reduce the need for additional cash contributions in the near term.

The Company had unused lines of credit available at September 26, 2003 totaling $47 million. Cash balances of $96 million at September 26, 2003, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Despite ongoing soft conditions in its two largest geographic markets, the Company remains on track to make 2003 a year of sales and earnings growth. Management has yet to see any material signs of an increase in underlying demand for its Industrial/Automotive products in the Americas, and economic conditions throughout Europe remain weak. Management expects this to continue for at least the balance of this year. Asia, except for Japan, remains strong with higher demand for the Company’s products as companies continue to invest in infrastructure and increased durable goods output.

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

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, Vice President and Controller, Vice President and Treasurer, and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		11	Computation of Net Earnings per Common Share

		31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

		31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a)

		31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a)

		32	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

	(b)	Reports on Form 8-K

The following Current Report on Form 8-K was filed during the quarter ended September 26, 2003: On July 18, 2003, Graco Inc. filed a current report on Form 8-K to furnish its earnings release for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	October 27, 2003	By:	/s/David A. Roberts

David A. Roberts
President and Chief Executive Officer
Date:	October 27, 2003	By:	/s/James A. Graner

James A. Graner
Vice President and Controller
Date:	October 29, 2003	By:	/s/Mark W. Sheahan

Mark W.Sheahan
Vice President and Treasurer