Form 10-K
period 2003-12-26
GRACO INC
filed 2004-03-02
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File No. 001-09249

Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
None

As of February 23, 2004, 45,912,519 shares of Common Stock were outstanding.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of approximately 45,515,642 shares held by non-affiliates of the registrant was approximately $1.4 billion on June 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, are incorporated by reference into Part III, as specifically set forth in said Part III.

GRACO INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

ACCESS TO REPORTS

Investors may obtain access free of charge to the Graco Inc. annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports by visiting the Graco website at www.graco.com. These reports will be available as soon as reasonably practicable following electronic filing with or furnishing to the Securities and Exchange Commission.

PART I

Item 1. Business

General Information

Graco Inc. ("Graco" or "the Company") supplies technology and expertise for the management of fluids in vehicle lubrication, industrial and commercial applications. The Company's products help customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment, and became a public company in 1969.

Headquartered in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, process, construction and maintenance industries. It designs, manufactures and markets systems and equipment to move, measure, mix, proportion, control, dispense and spray a wide variety of fluids and viscous materials.

Graco's strategic objectives include: increasing the proportion of sales outside North America; growing revenue by 10 percent and net earnings by 12 percent per year; generating at least 30 percent of each year's sales from products introduced in the last three years; generating at least 5 percent of each year's sales from markets entered in the last three years; expanding its distribution network; and actively pursuing focused acquisitions where the Company can add significant value.

Operating Segment Information; Geographic Information

Graco's businesses are classified by management into three operating segments: Industrial/Automotive Equipment, Contractor Equipment and Lubrication Equipment. Financial information concerning these operating segments is set forth in Part II, Item 7, at page 12, and in Note B to the Consolidated Financial Statements. Financial information about geographic areas is set forth in Note B to the Consolidated Financial Statements.

Industrial/Automotive Equipment

Graco's Industrial/Automotive Equipment segment designs, markets and sells equipment for the following applications: sealants and adhesives, process, finishing, protective coatings and automotive refinishing. The markets served include firms that manufacture, assemble, repair, and refinish a wide variety of vehicles, equipment and fixtures, including: automobiles and components, wood products, railcars, ships and other marine equipment, aircraft and other aerospace equipment, farm and construction equipment, trucks, buses and recreational vehicles.

Products offered by the Industrial/Automotive Equipment segment include air, electric and hydraulic-powered pumps that pressurize and transfer paints, stains, chemicals, sealants, adhesives, food, and other viscous materials through various application devices, including airless, air-assisted airless, electrostatic, HVLP (high volume-low pressure), and air spray guns. Fluid pressures ranging from 5 to more than 7,250 pounds per square inch and flow rates from 1 ounce to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules, and a complete line of parts and accessories, are also offered.

Industrial/Automotive equipment is sold worldwide through general and specialized distributors, integrators, warehouse distributors, jobbers and original equipment manufacturers. The Sharpe® operation also uses manufacturer representatives. Distributors promote and sell the equipment, provide product application expertise, and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Warehouse distributors and jobbers are prevalent in the automobile refinishing market. Original equipment manufacturers incorporate individual Graco products into their general equipment offerings to their customers.

Products marketed by the Industrial/Automotive Equipment segment are manufactured in Minneapolis, Minnesota; Sioux Falls, South Dakota; and Santa Fe Springs, California. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Important drivers of product development in the Industrial/Automotive Equipment segment are the desire by customers to manage costs by controlling and reducing the amount of material used and/or waste generated, the desire to improve quality and increase productivity by upgrading or automating production processes, the need to modify processes in order to meet environmental and other governmental regulations, and the need to adapt equipment to handle new materials.

Graco is developing new products for the global marketplace and expanding its distribution throughout the world in order to achieve optimum market coverage.

Recent Developments. Effective April 1, 2003, the Company purchased the assets of Sharpe Manufacturing Company of Santa Fe Springs, California. The Sharpe operation manufactures and sells equipment designed for the automotive refinishing professional. Products distributed by the Sharpe operation include spray guns and related parts and accessories, infra-red paint curing systems, and air supply accessories, such as hose, fittings, filters, dryers and regulators. At the beginning of September 2003, the Company announced that it would relocate manufacturing operations of Sharpe from southern California to the Company's plant in Sioux Falls, South Dakota, during the first quarter of 2004 to take full advantage of the manufacturing capability in the Sioux Falls plant and realize cost reductions from the elimination of duplicate facilities. In September 2003, the Company reached an agreement with NASCAR for the Sharpe operation to join NASCAR's Automotive Aftermarket marketing program and for the Sharpe operation to be named as the "Officially Licensed Infra-Red Paint Curing Equipment of NASCAR." The Aftermarket Program creates marketing alliances with leading manufacturers in the automotive industry to build awareness of the sport of stock car racing, one of the most popular professional sports in the United States.

The Company's operations in its Plymouth, Michigan, facility ceased at the end of 2003. The precision dispense testing and demonstration capabilities of this operation were transferred to Graco's Minneapolis facilities and several technologically sophisticated distributors in the midwestern United States and Ontario, Canada. This change is designed to enhance the new product development process by bringing application expertise closer to the product development teams in Minneapolis and to increase regional expertise and service to end users.

During 2003, North American Industrial/Automotive sales personnel in the following application areas: automobile refinishing, sealants and adhesives, process equipment, finishing and protective coatings, were aligned with the corresponding marketing personnel under a single manager. Each manager will have worldwide responsibility for marketing in their application area. The teams created by this structure are designed to improve the Company's market responsiveness, coordination between sales and marketing, the implementation of programs and the speed to market of new products.

The Reactor™, a multi-featured proportioning system, designed to apply two-component polyureas, foams and other fast-set materials, was introduced during 2003. Polyurea is a protective coating that is used to coat tanks, cover concrete floors and provide a protective barrier on other surfaces. Traditional air and hydraulic-operated systems as well as a new electric-operated system are available. The Reactor's electronics provide diagnostic, data reporting, pressure readout, temperature and pressure controls and an auto-shutdown capability. The Company also introduced the Fusion™ plural-component spray gun in both air-purge and mechanical-purge versions that can be used with the Reactor to spray polyurea, foam, polyurethane coatings and adhesives with reduced maintenance and longer intervals between cleanings. The new patent-pending Air-Shot™ air cap reduces material build-up and clogging at the tip by providing a blast of air across the orifice. Hand-tight connections reduce the need for tools and hardened stainless steel parts provide longer life.

In March 2003, the Company released the PrecisionFlo LT™, a simplified version of the PrecisionFlo XL™ fluid metering system. The PrecisionFlo LT offers entry-level ease-of-use combined with real-time, closed-loop pressure and flow control for the processing and dispensing of ambient and hot melt sealants and adhesives in automotive and industrial applications.

In the spring of 2003, Graco introduced the Thermo-Flo™ tank system, which provides a method for the use of pellets, slats and other small-form hot melt adhesives in product assembly and packaging applications.

In December 2003, Graco registered the operations carried on at its George Aristides Riverside Center to the ISO 14001 Environmental Management Standard (EMS) Specification. ISO 14001 establishes a comprehensive set of environmental management principles focused on improving environmental performance. Key components include the establishment of an environmental management policy; implementation of procedures to identify significant environmental aspects of the Company's activities, products and services; and establishment of environmental objectives. Implementation of the ISO 14001-based EMS will result in more systematic environmental performance, improved compliance, and enhanced protection of human health and the environment.

Contractor Equipment

Graco's Contractor Equipment segment designs and markets sprayers for the application of paint and other architectural coatings, and the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors who sell to contractors in the painting, roofing, texture, corrosion control and line striping markets. The segment offers equipment, which gives contractors the opportunity to produce a high quality finish at high production rates with sprayers that are durable and easy to use.

The segment's primary product lines are airless paint sprayers and associated parts and accessories, such as hose, spray guns, filters, valves and tips. Also offered are pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch and flow rates up to 4 gallons per minute are available. Pumps powered by electricity, air and gasoline are available. HVLP (high volume-low pressure) equipment provides the ability to spray with reduced overspray. Replacement and maintenance parts, such as packings and seals, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

The equipment is sold primarily through retail stores which sell paint and other coatings, and secondarily through general equipment distributors. In 2003, sales to The Sherwin-Williams Company, a paint manufacturer and retailer, were 10 percent of the Company's consolidated sales. Graco markets a limited line of sprayers through the home center channel. In 2003, sales to The Home Depot, a home center retailer, totaled 11 percent of the Company's consolidated sales. Graco sales personnel sell Graco-branded equipment to the paint store, home center and rental agency channels. The ASM® product line of airless paint sprayers and spray guns, pressure washers and parts and accessories is promoted to these same channels largely through independent sales representatives.

Products for the contractor equipment markets are manufactured in Rogers and Minneapolis, Minnesota; and Sioux Falls, South Dakota.

Recent Developments. In 2003, Graco introduced the Ultra® 395 and 495 electric airless sprayers. These sprayers, which replaced the ST™ Pro 395 and 495, have the SmartControl™, a microprocessor that precisely controls fluid pressure. Additional features include an EasyOut™ manifold filter which cleans from the inside out, an Endurance™ piston pump with QuikAccess™ Inlet Valve, new SwivelHose™ suction hose, and a totally-enclosed fan-cooled DC motor. Each sprayer comes complete with a spray gun and RAC® X SwitchTip™. A digital display accessory is available with spray pressure display, and the Watchdog Pump Protection System™, which automatically shuts down the pump when material runs out.

The RAC X™ line of premium spray tips was released in 2003. These tips deliver exceptional life, pattern consistency and finish quality. The family includes Latex RAC™, Wide RAC™ and Fine Finish RAC™. The Latex RAC series is designed to provide a long-lasting fan pattern and superior finish for the application of latex paint. The Wide RAC series enables high production spraying with an up to 24-inch wide fan pattern and the Fine Finish RAC series provides superior atomization for the application of coatings on cabinets, trim and all surfaces that require exceptional finish quality.

In 2003, Graco introduced the GTX 2000™, a new gas-powered high-production texture sprayer which supports longer hose lengths and heavier materials. The gas-powered/air compressor pack may be easily removed without tools to reduce sprayer weight and leave engine noise and exhaust fumes outside while spraying interiors.

The LineLazer™ III 200HS Line Striper was introduced during 2003. Powered by a hydraulically-driven pumping system which delivers the highest output and highest production rate of any Graco line striper, this model contains the Digital Tracking System™ for easy monitoring, Fat Track™ System for sharper lines, QuikSelect™ Gun Selector for quick switching between guns, and Endurance Piston Pump for dependability and long life.

Graco's popular Contractor™ Airless Spray Gun was upgraded in 2003 with the release of the Contractor™ II and Contractor FTx™ II Airless Spray Guns, with a revolutionary needle assembly containing a spring installed outside the fluid path and a needle requiring no adjustment to eliminate spits and sticky needles, lighter weight, EasyOut filter with inside-out filtration, EasyGlide™ swivel connection for easier gun movement under pressure, and two- and four-finger trigger styles.

During 2003, Graco introduced the G-Force™, Model 2525 LD, a new entry-level direct-drive pressure washer. This pressure washer is designed for the semi-professional contractor, remodeler, handyman, and do-it-yourself homeowner and sprays 2.5 gallons per minute at 2500 pounds per square inch.

In 2003, the ASM operations supplied a private label line of electric sprayers, spray guns, reversible tips and accessories to the ALLPRO™ buying group for sale by their members. The exclusive ASM Uni-Tip™ reversible tip, useable in many competitive housings, is part of this offering.

Lubrication Equipment

Graco's Lubrication Equipment segment designs and markets products for the lubrication and maintenance of vehicles and other equipment. The markets for the segment's products include fast oil change facilities, service garages, fleet service centers, automobile dealerships, and industrial lubrication. The purchase of vehicle lubrication equipment is often funded by major oil companies for their customers as a marketing tool.

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

Recent Developments. In July 2003, Graco reached an agreement with NASCAR to join its Automotive Aftermarket marketing program and be named as the "Officially Licensed Lubrication Equipment of NASCAR." The Aftermarket program creates marketing alliances with leading manufacturers in the automotive industry to build awareness for the sport of stock car racing.

The Company introduced an E-commerce site for new and existing customers to purchase Lubrication Equipment products via the Internet at www.BuyGraco.com. This site is the first direct-from-the manufacturer, lubrication equipment E-commerce site in the industry. BuyGraco.com features more than 350 products including lubrication pumps, meters, hose reels and accessories, as well as repair parts.

Sales of the Matrix™ Total Fluid Management System, which was introduced in late 2002, were suspended in July 2003 because of field performance issues. The Matrix System provides wireless automated tracking and monitoring of vehicle fluids for car dealerships, fleet servicing centers, fast oil change centers and general vehicle servicing. The Company expects to reintroduce this product by mid 2004.

Marketing and Distribution

Graco sells its full line of products in each of the following major geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa), and Asia Pacific. Graco provides worldwide marketing, product design and application assistance to each of these geographic markets. Graco-employed sales personnel provide sales assistance in all geographic markets.

Graco sells its equipment worldwide principally through independent distributors. Manufacturers' representatives are also used. In Japan, Korea and Europe, Graco equipment is sold to distributors through sales subsidiaries. In the People's Republic of China, a subsidiary sells a limited line of contractor equipment and some industrial/automotive equipment to local distributors.

In 2003, Graco's net sales in the Americas were $367.8 million or approximately 69 percent of the Company's consolidated net sales; in Europe, net sales were $101.5 million or approximately 19 percent; and in the Asia Pacific Region, net sales were $65.8 million or approximately 12 percent.

Research, Product Development and Technical Services

Graco's research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. In each of the last four years, the Company exceeded its goal of generating at least 30 percent of each year's sales from products introduced in the prior three years. All major research and development activities are conducted in facilities located in Minneapolis, and Rogers, Minnesota. Total research and development expenditures were $18 million, $18 million and $21 million for 2003, 2002 and 2001, respectively.

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

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the depth and breadth of the Company's product lines. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors. Although no competitor duplicates all of Graco's products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. The Company faces competitors with different cost structures and expectations of profitability. Graco believes it is one of the world's leading producers of high-quality specialized fluid management equipment. It is not possible to determine its relative market position because of the absence of reliable industry-wide third-party data.

Environmental Protection

The Company's compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during the fiscal year ending December 26, 2003.

Employees

As of December 26, 2003, the Company employed approximately 1,750 persons on a full-time basis. Of this total, approximately 230 were employees based outside the United States, and 750 were hourly factory workers in the United States. None of the Company's U.S. employees is covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on the Company or its operations.

Item 2. Properties

As of December 26, 2003, the Company's principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

Type of Facility	Location	Gross Square Footage

Owned

Manufacturing/Warehouse/Office	Minneapolis, Minnesota	405,000
Manufacturing/Warehouse/Office/ Contractor Product Development and Marketing	Rogers, Minnesota	333,000
Corporate Headquarters/Lubrication and Industrial/Automotive Product Development and Marketing	Minneapolis, Minnesota	139,000
Manufacturing/Office	Sioux Falls, South Dakota	127,000
European Headquarters/Warehouse	Maasmechelen, Belgium	75,000

Leased

Office/Manufacturing/Warehouse	Santa Fe Springs, California	44,000
Office	Yokohama, Japan	18,500
Office/Warehouse	Gwangju-Gun, Korea (2 facilities)	14,500

The Company leases space for liaison offices and a warehouse in the People’s Republic of China.

Operations in the facility in Plymouth, Michigan ceased in late December 2003. The Company’s lease on the facility will expire in June 2004.

As of December 2003, all manufacturing operations formerly carried on in the Company’s Main Plant in Minneapolis had been relocated to the adjacent George Aristides Riverside Center. In January 2004, office functions previously conducted in the Main Plant will be moved to a new 42,000 square foot office building on the Minneapolis campus. The Main Plant will be demolished during the first half of 2004.

The facilities listed above are in satisfactory condition, suitable for their respective uses and are sufficient and adequate to meet current needs. Manufacturing capacity exceeded business demand in 2003. Production requirements in the immediate future are expected to be met through existing production capabilities, efficiency and productivity improvements, and the use of available subcontract services.

Operations in the leased facility in Santa Fe Springs, California, will cease in the second quarter of 2004. Graco’s sublease on this facility will terminate on August 31, 2004.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Company

The following are all the executive officers of the Company as of February 23, 2004.

David A. Roberts, 56, is President and Chief Executive Officer of the Company, a position he has held since June 25, 2001. Prior to joining Graco, from 1996 to June 2001, he was Group Vice President of the Marmon Group, where he had responsibility for a group of manufacturing companies with products including grocery store refrigeration, retail store fixtures and fast food restaurant equipment. Mr. Roberts has been a director of Graco since June 2001.

Karen Park Gallivan, 47, became Vice President, Human Resources on January 6, 2003. Prior to joining Graco, she was Vice President of Human Resources & Communications at Syngenta Seeds Inc. from January 1999 through December 2002. From 1992 to January 1999, she was Vice President, Human Resources, Communications and General Counsel at Novartis Nutrition Corporation.

James A. Graner, 59, became Vice President and Controller in February 1994. He was Treasurer from May 1993 to February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 49, became Vice President, Contractor Equipment Division on March 19, 2001. From January 14, 2000, to March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 39, became Vice President, Asia Pacific and Latin America, effective June 16, 2003. From February 2000 until June 2003, he was Vice President, Lubrication Equipment Division. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999, he was Director, Lubrication Marketing. Prior to joining the Company in December 1998, he was employed by H.B. Fuller Company, where he held various positions, including President and Division Manager of TEC Incorporated and Vice President and Business Unit Manager of Foster Products Corporation.

David M. Lowe, 48, became Vice President and General Manager, European Operations, effective September 1, 1999. He was Vice President, Lubrication Equipment Division, from December 1996 to September 1999. From February 1995 to December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Robert M. Mattison, 56, became Vice President, General Counsel and Secretary, in January 1992, a position which he holds today. He joined the Company in 1992.

Patrick J. McHale, 42, became Vice President of the Lubrication Equipment Division and Regional Manufacturing, effective June 16, 2003. He was Vice President of Manufacturing from March 2001 until June 2003. From February 2000 to March 2001, he served as Vice President, Contractor Equipment Division. Mr. McHale was also Vice President, Lubrication Equipment Division, from September 1999 to February 2000. He was Contractor Equipment Manufacturing – Distribution Operations Manager from February 1998 to September 1999. From March 1997 to February 1998, he was Director of Michigan Operations. From February 1996 to March 1997, he was Contractor Equipment Manufacturing Operations Manager and from January 1994 to February 1996, he was the Sioux Falls Plant Manager. Mr. McHale joined the Company in 1989.

Charles L. Rescorla, 52, became Vice President of Manufacturing/Distribution Operations and Information Systems, effective June 16, 2003. From March 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. From January 1995 through March 2001, he served as Vice President, Manufacturing and Distribution Operations. Prior to becoming the Director of Manufacturing in March 1994, he was the Director of Engineering, Industrial/Automotive Division, a position which he assumed in 1988 when he joined the Company.

Mark W. Sheahan, 39, became Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he became Treasurer. Prior to becoming Treasurer, he was Manager of Treasury Services where he was responsible for strategic and financial activities. He joined the Company in 1995.

Fred A. Sutter, 43, became Vice President of the Industrial/Automotive Equipment Division, effective June 16, 2003. He was Vice President, Asia Pacific and Latin America, from March 1999 to June 2003. From March 1995 to February 28, 1999, he was Director of Industrial Marketing. He joined the Company in 1995.

The Board of Directors elected Ms. Gallivan and Mr. Roberts, Mr. Graner, Mr. Johnson, Mr. Lowe, Mr. Mattison and Mr. Sheahan on May 6, 2003, and Mr. Koch, Mr. McHale, Mr. Rescorla, and Mr. Sutter on June 12, 2003, effective June 16, 2003, all to hold office until the next annual meeting of directors or until their successors are elected and qualify.

PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Graco Common Stock. Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 23, 2004, the share price was $42.25 and there were 45,912,519 shares outstanding and 2,260 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 14,100 beneficial owners.

Quarterly Financial Information
(In thousands, except per share amounts)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$119,660	$146,364	$133,788	$135,286
Gross profit	63,003	75,932	71,403	72,464
Net earnings	18,194	24,463	22,711	21,345
Per common share
Basic net earnings	.39	.54	.50	.46
Diluted net earnings	.38	.53	.49	.46
Dividends declared	.08	.08	.08	2.39

Stock price (per share)
High	$29.80	$32.00	$40.10	$40.49
Low	25.68	28.27	32.93	36.01
Close[2]	28.10	32.00	37.55	40.10

Volume (# of shares)	7,124	8,766	12,440	8,137

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$107,857	$132,796	$125,832	$120,563
Gross profit	55,163	67,141	65,414	62,440
Net earnings	15,546	21,516	20,494	18,069
Per common share[1]
Basic net earnings	0.33	0.45	0.43	0.38
Diluted net earnings	0.32	0.44	0.42	0.37
Dividends declared	0.07	0.07	0.07	0.08

Stock price (per share)
High	$28.09	$30.49	$26.99	$30.16
Low	24.50	25.14	22.90	23.35
Close[2]	27.23	25.14	24.80	28.65

Volume (# of shares)	6,645	8,077	8,891	7,922

[1]	All share and per share data has been restated for the three-for-two stock split declared on May 7, 2002, and distributed on June 6, 2002.

[2]	As of the last trading day of the calendar quarter.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries (In thousands, except per share amounts)	2003	2002	2001	2000	1999

Net sales	$535,098	$487,048	$472,819	$494,373	$450,474
Net earnings	86,713	75,625	65,266	70,108	59,341

Per common share:
Basic net earnings	$1.88	$1.59	$1.41	$1.54	$1.30
Diluted net earnings	1.85	1.57	1.38	1.51	1.27

Total assets	$397,390	$355,850	$276,113	$238,544	$236,033
Long-term debt (including current portion)	--	--	550	19,360	66,910
Cash dividends declared
per common share[1,2]	2.64	0.30	0.27	0.25	0.21

[1]	All share and per share data has been restated for the three-for-two stock split declared on May 7, 2002, and distributed on June 6, 2002.

[2]	2003 includes a special dividend of $2.25 per share declared on December 12, 2003, to be paid on March 25, 2004, to shareholders of record as of March 11, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in this report.

2003 Compared to 2002

Overview:

Net income totaled $86.7 million, or $1.85 per diluted share, compared with $75.6 million, or $1.57 per diluted share, in 2002. The effects of currency translation increased net earnings by approximately $8 million in 2003, primarily due to the strength of the euro versus the U.S. dollar. The remaining portion of the increase in net earnings was the result of higher sales. Diluted earnings per share were affected by share repurchases in 2003 (repurchased 2.2 million shares, or approximately 4.6 percent of basic shares outstanding). Higher sales were reported in all three business segments in 2003 with Industrial/Automotive Equipment sales up 13.5 percent, Contractor Equipment sales up 7.7 percent and Lubrication Equipment sales up 4.7 percent. Operating expenses were higher in most categories except product development. Overall operating expenses were up $16.7 million in 2003 with some of the major items being warranty and extended service (up approximately $4 million), wages, benefit and severance expenses (up approximately $6 million), the addition of Sharpe expenses (approximately $2 million) and the impact of currency translations (approximately $4 million).

Cash flow from operations was $109.8 million in 2003 versus $95.7 million in 2002. The significant uses of cash in 2003 included share repurchases ($55.5 million), a pension contribution ($20 million), property, plant and equipment additions ($15.5 million), dividends ($15.3 million), acquisitions ($13.5 million), and retirement of debt ($9.6 million). By the end of the year the Company had $112.1 million of cash after beginning the year with $103.3 million. The Company announced that it intends to pay a $2.25 per share one-time dividend (approximately $104 million) on March 25, 2004 to shareholders of record as of March 11, 2004. The Company also announced a 70 percent increase in its regular common dividend to be paid in 2004 (up approximately $10.5 million versus 2003).

Sales:

(In millions)	2003	2002	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$231.8	$204.2	13.5
Contractor	256.4	238.0	7.7
Lubrication	46.9	44.8	4.7

Consolidated	$535.1	$487.0	9.9

Geographic Sales:
Americas[1]	$367.8	$345.7	6.4
Europe[2]	101.5	88.3	14.9
Asia Pacific	65.8	53.0	24.1

Consolidated	$535.1	$487.0	9.9

[1]	North and South America, including the United States. Sales in the United States were $336.6 in 2003 and $315.9 in 2002.
[2]	Europe, Africa and Middle East.

Components of Net Sales Change

	2003
	Americas	Europe	Asia	Consolidated

Volume & Price	3.7%	(1.3)%	20.7%	4.5%
Acquisitions	2.0%	0.0%	0.0%	1.4%
Currency	0.7%	16.2%	3.4%	4.0%

Total	6.4%	14.9%	24.1%	9.9%

	2003
	Industrial/Automotive	Contractor	Lubrication	Consolidated

Volume & price	3.5%	5.5%	2.7%	4.5%
Acquisitions	3.4%	0.0%	0.0%	1.4%
Currency	6.6%	2.2%	2.0%	4.0%

Total	13.5%	7.7%	4.7%	9.9%

Worldwide net sales in 2003 totaled $535.1 million, compared with $487.0 million in 2002, a 9.9 percent increase. In 2003, volume (which includes price increases) increased 4.5 percent, acquisitions increased net sales by 1.4 percent, and changes in the value of the U.S. dollar increased worldwide net sales by 4.0 percent. In the Americas, net sales for 2003 increased 6.4 percent to $367.8 million, with volume up 3.7 percent, acquisitions contributing 2.0 percent and currency translations adding 0.7 percent. Volume growth in the Americas (excluding acquisitions and currency translations) came from all three segments, with Industrial/Automotive Equipment up 2.4 percent, Contractor Equipment up 4.5 percent and Lubrication Equipment up 2.3 percent. This growth was primarily due to successful new product introductions in the Contractor Equipment and Industrial/Automotive Equipment segments, modest underlying economic growth for both Industrial/Automotive Equipment and Lubrication Equipment, the continued robust housing market in the Americas and the addition of distribution outlets having a favorable impact on demand for Contractor Equipment products. The Company did experience a significant increase (up 14 percent) in Industrial/Automotive Equipment sales (excluding acquisitions and currency translations) in the Americas during the fourth quarter of 2003. Management believes that this increase was the result of improved economic conditions in the United States. In Europe, sales for 2003 totaled $101.5 million (up 14.9 percent in U.S. dollars), with volume (excluding acquisitions and currency translations) down 1.3 percent. The volume decline in Europe was the result of weak industrial production in large portions of the region with Industrial/Automotive sales down 4.1 percent and Lubrication Equipment sales down 4.9 percent. Contractor Equipment sales volume in Europe was up 5.8 percent, primarily as the result of successful new products and increased market share from adding distribution outlets. In Asia Pacific, 2003 sales were $65.8 million, (up 24.1 percent in U.S. dollars), with volume up 20.7 percent. The volume growth in Asia Pacific was the result of higher sales in all three segments, with Industrial/Automotive Equipment up 20.2 percent, Contractor Equipment up 21.8 percent and Lubrication Equipment sales up 25.4 percent. This growth was primarily due to new product introductions, adding distribution and robust economic conditions resulting from significant capital investments being made throughout the region, except for Japan, which remained weak.

Costs:

	As a Percentage of Net Sales
	2003	2002

Net Sales	100.0	100.0

Cost of products sold	47.1	48.6
Product development	3.4	3.7
Selling, marketing and distribution	18.6	17.8
General and administrative	6.8	6.7

Operating earnings	24.1	23.2

Interest expense	0.1	0.2
Other expense, net	0.1	0.1

Earnings before income taxes	23.9	22.9
Income taxes	7.7	7.4

Net Earnings	16.2	15.5

Gross profit margin, expressed as a percentage of sales, was 52.9 percent versus 51.4 percent last year. Without the favorable impact of currency translations, the 2003 gross profit margin would have been unchanged from 2002 as normal production-related cost increases were offset by improved productivity, reduced material costs and selected price increases.

Product development expenses for 2003 were 3.4 percent of net sales, down 3/10ths of one percentage point from 2002. Product development spending totaled $18.1 million in 2003, virtually flat with 2002. The Company anticipates increasing its product development spending in 2004 to drive incremental sales growth.

Selling, marketing and distribution (SM&D) expenses for 2003 were 18.6 percent of net sales, up 8/10ths of one percentage point from 2002. SM&D spending totaled $99.4 million in 2003, up 15 percent from 2002. The increase in SM&D costs was the result of several factors including currency translation effects ($3 million), warranty and extended service expenses (up $4.4 million), severance payments (up $2 million), payroll benefits (up $1 million) and the addition of Sharpe expenses ($1.5 million).

General and administrative (G&A) expenses for 2003 were 6.8 percent of net sales, up 1/10th of one percentage point from 2002. G&A spending totaled $36.5 million in 2003, up 11 percent from 2002. The increase in G&A costs was the result of several factors including currency translation effects ($1 million), employee bonus and incentives (up $1 million), payroll benefits (up $0.5 million) and the addition of Sharpe expenses ($0.5 million). General and administrative expenses for 2003 and 2002 include contributions to the Graco Foundation totaling $1.7 million and $1.5 million, respectively.

The Company recorded pension expense of $2.6 million in 2003 versus pension income of $0.3 million in 2002. The primary reason for the increased pension expense in 2003 was lower investment performance of plan assets. Pension expense/income is recorded in cost of products sold and operating expense based on salaries and wages.

Operating earnings:

Operating earnings are used by management to measure performance of its business segments and the Company as a whole. Operating earnings excludes interest expense, interest income and the provision for income taxes. Consolidated operating earnings in 2003 were 24.1 percent of net sales, compared with 23.2 percent in 2002. Higher sales and an improved gross margin (both discussed previously) more than offset higher spending and were primarily responsible for the increased operating earnings. Operating results by segment were as follows:

(In millions)	2003	2002	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$231.8	$204.2	13.5
Contractor	256.4	238.0	7.7
Lubrication	46.9	44.8	4.7

Consolidated	$535.1	$487.0	9.9

Operating Earnings:
Industrial/Automotive	$65.9	$54.2	21.5
Contractor	59.4	53.7	10.6
Lubrication	9.9	9.6	2.8
Unallocated Corporate Expense	(6.4)	(4.7)	34.6

Consolidated	$128.8	$112.8	14.2

Industrial/Automotive. Management looks at economic and financial indicators to gauge the business environment for its Industrial/Automotive Equipment segment. Since sales in this segment are significant in each geographic region, Americas ($114.0 million, or 49.2 percent of segment sales), Europe ($68.1 million, or 29.4 percent of segment sales), and Asia Pacific ($49.7 million, or 21.4 percent of segment sales) management looks at economic and financial indicators in each region. The indicators used by management include gross domestic product, industrial production, capital investment rates and the level of the U.S. dollar versus the euro, Japanese yen, South Korean won and the Canadian dollar. Operating earnings in the Industrial/Automotive Equipment segment were 21.5 percent higher than last year. The increase was primarily due to higher net sales, which were up 13.5 percent. For the year, the Industrial/Automotive segment experienced volume growth (excluding currency translations and acquisitions) of 3.5 percent, with favorable currency translations and acquisitions adding 6.6 and 3.4 percentage points of sales growth, respectively. Growth was experienced in four of the five major product application categories (automobile refinishing, protective coatings, process equipment and finishing) while demand for sealant and adhesive equipment declined slightly. In the Americas, reported sales were up 10.5 percent with volume (excluding currency translations and acquisitions) up 2.4 percent, acquisitions contributing 6.8 percent and currency translations adding 1.3 percent. Volume growth in the Americas was the result of successful new product introductions and modest underlying economic growth. In the fourth quarter of 2003, volume growth (excluding currency translations and acquisitions) in the Americas was 14 percent and management believes that this increase was the result of improved economic conditions in the United States. In Asia, reported sales were up 23.8 percent with volume growth of 20.2 percent, primarily due to new product introductions and robust economic conditions resulting from significant capital investments being made throughout the region, except for Japan. In Europe, reported sales were up 11.8 percent with volume down 4.1 percent, primarily as the result of weak industrial production in large portions of the region. In addition to the higher net sales, an improved gross margin (up 1.5 percentage points), primarily due to favorable currency translations, helped offset higher spending to contribute to the double-digit growth in operating earnings.

Contractor. Management looks at economic and financial indicators to gauge the business environment for its Contractor Equipment segment. Since the Americas represent the vast majority of sales ($211.6 million, or 82.5 percent of segment sales), indicators in that region are the most important. The indicators used by management include levels of residential, commercial and institutional building and remodeling activity, interest rates and the value of the U.S dollar versus the euro and the Canadian dollar. Operating earnings in the Contractor Equipment segment increased 10.6 percent versus last year. The increase in operating earnings was primarily due to higher net sales, which were up 7.7 percent. Overall, sales volume (excluding currency translations) was up 5.5 percent with favorable currency translations adding 2.2 percentage points of sales growth for the year. In the Americas, reported sales were up 4.9 percent with volume (excluding currency translations) up 4.5 percent. Sales increased in both major customer channels in the Americas (paint store channel up 2.9 percent and home center channel up 10.1 percent), driven by new product introductions, new distribution outlets and a robust housing market. In Europe, reported sales were up 22.8 percent with volume growth of 5.8 percent, primarily due to successful new product introductions and increased market share from adding distribution outlets. In Asia, reported sales were up 25.0 percent with volume growth of 21.8 percent, primarily from increased market penetration in developing countries like China and a new distribution arrangement in Australia. In addition to the higher net sales, an improved gross margin (up 1.3 percentage points), primarily due to product cost improvements, helped offset higher spending to contribute to the double-digit increase in operating earnings.

Lubrication. Management looks at economic and financial indicators to gauge the business environment for its Lubrication Equipment segment. Since the Americas represent the vast majority of sales ($42.2 million, or 90.1% of sales), indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product. Operating earnings in the Lubrication Equipment segment were up 2.8 percent on a 4.7 percent increase in net sales. The primary reason for the deterioration in profitability was due to higher warranty and rework expenses (approximately $1 million) associated with the Matrix™ product line. The Company is working to resolve these issues and anticipates no significant additional expenses for these problems in 2004. Sales were higher in all three geographic regions but the primary driver of the reported increase was growth of 3.5 percent in the Americas. In addition to the increase in net sales, an improved gross margin (up 1.5 percentage points), primarily due to enhanced pricing and product cost reductions helped offset higher spending to contribute to the growth in operating earnings.

Unallocated corporate expense:

Unallocated corporate expense includes items such as bad debt expense, contributions to the Graco Foundation, amortization and certain other expenses driven by corporate decisions. In 2003, unallocated corporate expense was $6.4 million versus $4.7 million in 2002. The primary reason for the increase was higher corporate spending for move and facility closures.

Provision for income taxes:

The Company’s net effective tax rate of 32 percent in 2003 was virtually unchanged from 2002 and both periods are lower than the U.S. federal statutory rate of 35 percent, due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Backlog:

Total backlog at the end of 2003 was $13 million virtually unchanged from the end of 2002. The Company’s backlog is typically small and is not an indicator of future business levels.

2002 Compared to 2001

Overview:

Net income totaled $75.6 million, or $1.57 per diluted share, compared with $65.3 million, or $1.38 per diluted share, in 2001. In 2001, net income was adversely impacted by restructuring charges of $1.4 million before taxes, for severance and lease termination fees related to the closing of a facility in Germany and relocating to Maasmechelen, Belgium and Minneapolis, Minnesota. All restructuring activities were completed by June of 2002. The effects of currency translation increased net earnings by approximately $1.5 million in 2002, primarily due to the strength of the euro versus the U.S. dollar. The remaining portion of the increases in net earnings and diluted earnings per share were primarily the result of higher sales volume (up 2.3 percent) and improved operating profitability (up 2 percentage points). Higher sales were reported in the Company’s two largest business segments with Industrial/Automotive Equipment sales up 2.4 percent, and Contractor Equipment sales up 5.7 percent. Sales in the Lubrication Equipment segment were down 7.0 percent, which can be primarily attributed to new equipment installations at Sears and Wal-Mart (approximately $2.5 million) and a large order for the Australian Army (approximately $0.6 million) during 2001 that were not repeated in 2002. Selling, marketing and distribution expenses were higher (up $5.9 million) primarily as the result of increased incentives and promotion expenses versus 2001. Overall operating expenses were up $2.7 million in 2002 as reductions in product development spending (down $2.6 million) and general and administrative expenses (down $0.5 million) helped offset the increase in selling, marketing and distribution expenses mentioned previously. The reduction in product development spending was the result of actions taken in 2001 to improve efficiencies. Lower interest expense (down $0.6 million) and higher interest income (up $0.7 million), both resulting from lower debt levels and increasing cash balances also added to the increase in net earnings. The effective income tax rate for 2002 was 32.3 percent versus 33 percent in 2001.

Cash flow from operations was $95.7 million in 2002 versus $89.2 million in 2001. The significant uses of cash in 2002 included share repurchases ($7.1 million), property, plant and equipment additions ($12.3 million), and dividends ($13.9 million). By the end of the year the Company had $103.3 million of cash invested after beginning the year with $26.5 million.

Sales:

(In millions)	2002	2001	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$204.2	$199.5	2.4%
Contractor	238.0	225.1	5.7%
Lubrication	44.8	48.2	(7.0)%

Consolidated	$487.0	$472.8	3.0%

Geographic Sales:
Americas[1]	$345.7	$341.0	1.4%
Europe[2]	88.3	82.4	7.2%
Asia Pacific	53.0	49.4	7.2%

Consolidated	$487.0	$472.8	3.0%

[1]	North and South America, including the United States. Sales in the United States were $315.9 in 2002 and $308.5 in 2001.
[2]	Europe, Africa and Middle East.

Components of Net Sales Change

	2002
	Americas	Europe	Asia	Consolidated

Volume & Price	1.5%	2.3%	7.8%	2.3%
Currency	(0.1)%	4.9%	(0.6)%	0.7%

Total	1.4%	7.2%	7.2%	3.0%

	2002
	Industrial/Automotive	Contractor	Lubrication	Consolidated

Volume & Price	1.2%	5.3%	(7.1)%	2.3%
Currency	1.2%	0.4%	0.1%	0.7%

Total	2.4%	5.7%	(7.0)%	3.0%

Worldwide net sales in 2002 totaled $487.0 million, compared with $472.8 million in 2001, a 3.0 percent increase. In 2002, volume (which includes price increases) increased 2.3 percent, and changes in translation rates increased worldwide net sales by 0.7 percent. In the Americas, net sales for 2002 totaled $345.7 million, up 1.4 percent. Volume growth in the Americas (excluding currency translations) came from the Company’s Contractor Equipment segment (up 4.9 percent), offsetting declines in Industrial/Automotive Equipment and Lubrication Equipment sales of 1.6 and 6.3 percent, respectively. The growth in Contractor Equipment segment was primarily due to successful new product introductions, the addition of distribution outlets and a robust housing market in the Americas. The decline in Industrial/Automotive equipment sales in the Americas was attributed to the soft demand for industrial capital equipment, although there was some modest growth in the second half of the year. The reduction in Lubrication Equipment sales in the Americas is primarily the result of new equipment installations at Sears and Wal-Mart (approximately $2.5 million) during 2001 that were not repeated in 2002. In Europe, sales for 2002 totaled $88.3 million (up 7.2 percent in U.S. dollars), with volume up 2.3 percent. The volume increase in Europe was the result of modest growth in Industrial/Automotive (up 2.3 percent) and Contractor Equipment (up 3.2 percent). Despite little underlying economic growth in the major European countries and a weak German construction market, volume gains in Contractor Equipment (excluding currency translations) came from new product introductions and the addition of new distribution outlets. In addition to the foregoing, positive currency translations added 4.9 percentage points of growth to European sales in 2002. In Asia Pacific, 2002 sales were $53.0 million, (up 7.2 percent in U.S. dollars), with volume up 7.8 percent. The volume growth in Asia Pacific was the result of higher sales (excluding currency translations) in Industrial/Automotive Equipment (up 7.4 percent) and Contractor Equipment (up 17 percent). This growth was primarily due to robust underlying economic conditions throughout the region (except for Japan which remained weak), successful new product introductions, higher demand for technology products and new automotive projects.

Costs:

	As a Percentage of Net Sales
	2002	2001

Net Sales	100.0	100.0

Cost of products sold	48.6	50.3
Product development	3.7	4.5
Selling, marketing and distribution	17.8	17.0
General and administrative	6.7	7.0

Operating earnings	23.2	21.2

Interest expense	0.2	0.3
Other expense, net	0.1	0.3

Earnings before income taxes	22.9	20.6
Income taxes	7.4	6.8

Net Earnings	15.5	13.8

Gross profit margin, expressed as a percentage of sales, was 51.4 percent versus 49.7 percent last year. Gross margins improved in all three segments. The higher gross margins were the result of several factors including favorable productivity and material costs in manufacturing, product design changes, price increases, the positive impact of currency translations and product mix.

Product development expenses for 2002 were 3.7 percent of net sales, down 8/10ths of one percentage point from 2001. Product development spending totaled $18.2 million in 2002, down 13 percent from 2001. The reduction in product development spending came as the result of actions undertaken in 2001 to improve efficiencies.

Selling, marketing and distribution (SM&D) expenses for 2002 were 17.8 percent of net sales, up 8/10ths of one percentage point from 2001. SM&D spending totaled $86.4 million in 2002, up 7.3 percent from 2001. The increase in SM&D costs was primarily the result of higher incentives and promotion expenses related to improved results versus 2001.

General and administrative (G&A) expenses for 2002 were 6.7 percent of net sales, down 3/10ths of one percentage point from 2001. G&A spending totaled $32.7 million in 2002, virtually unchanged from 2001. General and administrative expenses for 2002 and 2001 include contributions to the Graco Foundation totaling $1.5 million and $1.6 million, respectively.

The Company recorded pension income of $0.3 million in 2002 versus $2.6 million in 2001. These amounts resulted from recognition of prior years investment gains attributable to pension plan assets. Pension expense/income is recorded in cost of products sold and operating expense based on salaries and wages.

Operating earnings:

Operating earnings are used by management to measure performance of its business segments and the company as a whole. Operating earnings excludes interest expense, interest income and the provision for income taxes. Operating earnings in 2002 was 23.2 percent of net sales, compared with 21.2 percent in 2001. Higher sales, an improved gross margin, and lower product development expenses (all discussed previously) more than offset higher selling, marketing and distribution, resulting in the increased operating earnings. Operating results by segment were as follows:

(In millions)	2002	2001	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$204.2	$199.5	2.4%
Contractor	238.0	225.1	5.7%
Lubrication	44.8	48.2	(7	.0)%

Consolidated	$487.0	$472.8	3.0%

Operating Earnings:
Industrial/Automotive	$54.2	$48.8	11.1%
Contractor	53.7	47.3	13.7%
Lubrication	9.6	12.1	(20	.9)%
Unallocated Corporate Expense	(4.7)	(8.0)	(41	.1)%

Consolidated	$112.8	$100.2	12.6%

Industrial/Automotive. Management looks at economic and financial indicators to gauge the business environment for its Industrial/Automotive Equipment segment. Since sales in this segment are significant in each geographic region, Americas ($103.2 million, or 50.5 percent of segment sales), Europe ($60.9 million, or 29.8 percent of segment sales), and Asia Pacific ($40.1 million, or 19.6 percent of segment sales) management looks at economic and financial indicators in each region. The indicators used by management include gross domestic product, industrial production, capital investment rates and the level of the U.S. dollar versus the euro, Japanese yen, South Korean won and the Canadian dollar. Operating earnings in the Industrial/Automotive Equipment segment were 11.1 percent higher than 2001. The increase was partially due to higher net sales, which were up 2.4 percent. For the year, the Industrial/Automotive segment experienced volume growth (excluding currency translations) of 1.2 percent, with favorable currency translations adding 1.2 percentage points of sales growth. Growth was experienced in two of the four major product application categories (protective coatings and process equipment) while finishing and sealant and adhesive equipment were virtually flat. In the Americas, reported sales were down 1.8 percent with volume (excluding currency translations) down 1.6 percent. In the Americas, the decline in sales volume was attributed to the soft demand for industrial capital equipment, although there was some modest growth in the second half of the year. In Europe, reported sales were up 7.2 percent with volume up 2.3 percent. Despite little underlying economic growth in the major European countries volume gains came from new product introductions and automotive projects using sealants and adhesives. In Asia, reported sales were up 6.6 percent with volume growth of 7.4 percent, primarily due to robust underlying economic conditions throughout the region (except for Japan which remained weak), successful new product introductions, higher demand for technology products and new automotive projects. In addition to the higher sales, an improved gross profit margin (up 1.1 percentage point) from favorable product mix and reduced manufacturing costs contributed to the double-digit growth in operating earnings.

Contractor. Management looks at economic and financial indicators to gauge the business environment for its Contractor Equipment segment. Since the Americas represents the vast majority of sales ($201.7 million, or 84.7 percent of sales), indicators in that region are the most important. The indicators used by management include levels of residential, commercial and institutional building and remodeling activity, interest rates and the value of the U.S dollar versus the euro and the Canadian dollar. Operating earnings in the Contractor Equipment segment increased 13.7 percent versus last year. The increase in operating earnings was primarily due to higher net sales, which were up 5.7 percent. Overall, sales volume (excluding currency translations) was up 5.3 percent with favorable currency translations adding 0.4 percentage points of sales growth for the year. In the Americas, reported sales were up 4.9 percent with volume (excluding currency translations) up 4.9 percent. Sales increased in both major customer channels in the Americas (paint store channel up 3 percent and home center channel up 10 percent), driven by new product introductions and a robust housing market. In Europe, reported sales were up 8 percent with volume growth of 3.2 percent. In Europe, despite a weak German construction market, sales volume was up from new product introductions and the addition of new distribution outlets. In Asia, reported sales were up 17.2 percent with volume growth of 17 percent, primarily due to robust underlying economic conditions throughout the region (except for Japan which remained weak) and successful new product introductions. In addition to the higher sales, an improved gross margin (up 2.3 percentage points), primarily due to favorable product mix and reduced manufacturing costs, contributed to the double-digit growth in operating earnings.

Lubrication. Management looks at economic indicators to gauge the business environment for its Lubrication Equipment segment. Since the Americas represents the vast majority of sales ($40.8 million, or 91.1 percent of sales), indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product. Operating earnings in the Lubrication Equipment segment were down 20.9 percent on a 7.0 percent decrease in net sales. The primary reason for the deterioration in profitability was lower sales in the Americas. In the Americas, sales declined 6.4 percent and can be primarily attributed to new equipment installations at Sears and Wal-Mart (approximately $2.5 million) that were not repeated in 2002. Sales were lower in both Europe, down 1.1 percent due to soft underlying economic conditions, and Asia Pacific, down 25.7 percent from a large order for the Australian Army (approximately $0.6 million) during 2001 that was not repeated in 2002.

Unallocated corporate expense:

Unallocated corporate expense includes items such as bad debt expense, contributions to the Graco Foundation, amortization and certain other expenses driven by corporate decisions. In 2002, unallocated corporate expense was $4.7 million versus $8.1 million in 2001. The primary reasons for the decrease was lower corporate spending for move and facility closures.

Provision for income taxes:

The Company’s net effective tax rate of 32.3 percent in 2002 and 33.0 percent in 2001 are lower than the U.S. federal statutory rate of 35 percent, due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Backlog:

Total backlog at the end of 2002 was $13 million versus $12 million at the end of 2001. The Company’s backlog is typically small and is not an indicator of future business levels.

Liquidity and Capital Resources

The following table highlights several key measures of asset performance.

(In thousands)	2003	2002

Cash and cash equivalents	$112,118	$103,333

Working capital	$ 68,159	$160,310

Current ratio	1.4	3.0

Days receivables outstanding	67	74

Inventory turnover (LIFO)	8.7	7.8

Financial Condition. At December 26, 2003, the Company’s capital structure included $4.2 million of current debt, no long-term debt and $169.8 million of shareholders’ equity. Total debt outstanding decreased $9.0 million for the year primarily as the result of lower short-term borrowings by foreign subsidiaries.

At December 26, 2003, the Company had various lines of credit totaling $50 million, of which $47 million was unused. Cash balances of $112.1 million at December 26, 2003, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet its liquidity needs, including its capital expenditure plan of approximately $15 million and planned dividends of an estimated $129.4 million.

In December of 2003, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.33 per share to $0.56 per share, a 69.7 percent increase. In 2004, the increase in the regular common dividend will result in payments to shareholders totaling approximately $25.8 million. In addition to the regular common dividend, the Company’s Board of Directors declared a one-time special dividend of $2.25 per common share payable on March 25, 2004 to shareholders of record as of March 11, 2004. In 2004, this special one-time dividend will result in a payment to shareholders totaling approximately $103.6 million. On February 20, 2004, the Company’s Board of Directors authorized a plan for the Company to repurchase up to 2 million shares of its outstanding common stock. This authorization will expire on February 28, 2006.

Accounts receivable increased $5.2 million in 2003 to $98.9 million. The principal reasons for the change was the impact of currency translations and acquisitions, which added $4.5 million and $1.3 million to accounts receivable, respectively.

Prepaid pension increased $18.6 million to $25.4 million. The principal reason for the increase was a $20 million tax-deductible contribution made to the Company’s U.S. defined benefit pension plan in 2003. The Company does not anticipate making any contributions to the aforementioned plan in 2004.

Goodwill and other intangible assets increased $8.0 million to $19.8 million. The principal reason for the increase was goodwill and intangible assets associated with the acquisition of Sharpe Manufacturing operations in 2003.

Dividends payable increased $106.4 million to $110.3 million. The principal reason for the increase was due to the dividend actions made by the Company’s Board of Directors in December of 2003 (discussed above).

Deferred income taxes payable increased $7.4 million to $9.1 million. The principal reason for the increase was due to the delayed recognition of the income tax deduction associated with the $20 million contribution to the Company’s U.S. defined benefit pension plan.

Shareholders’ equity decreased $75.6 million in 2003 to $169.8 million. The key components of changes in shareholders’ equity include current year earnings of $86.7 million, common stock issued of $10.5 million, $3.7 million of tax benefits related to stock option exercises, reduced by $121.6 million of dividends declared and $55.5 million of shares repurchased.

Contractual Obligations. As of December 26, 2003, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $3 million at December 26, 2003. The Company has also guaranteed the debt of its subsidiaries for up to $21 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period

		Less than	1-3	3-5	More than
(In thousands)	Total	1 year	Years	Years	5 years

Long-term debt	$ --	$ --	$ --	$--	$--
Capital lease obligations	--	--	--	--	--
Operating leases	3,293	1,834	1,443	16	--
Purchase obligations[1]	24,000	24,000	--	--	--

Total	$27,293	$25,834	$1,443	$16	$--

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

Cash Flows. During 2003, $109.8 million was generated from operating activities, compared to $95.7 million in 2002 and $89.2 million in 2001. The increase in 2003 was primarily due to higher net earnings and increased changes in inventories, accounts receivable, deferred income taxes and accrued liabilities, offset somewhat by the impact of the contribution made to the Company’s U.S. defined benefit pension plan. The increase in 2002 was due to a number of factors, including higher net earnings offset somewhat by increased accounts receivable. The increase in accounts receivable was primarily due to higher year-end Contractor Equipment and Industrial/Automotive Equipment sales versus 2001.

Cash generated by operations in 2003 was used to fund $15.5 million of capital expenditures, $13.5 million for acquisitions, $9.6 million for retirement of debt, $15.3 million of cash dividends and $55.5 million of share repurchases. Cash was invested in highly liquid investments (mainly money market funds) with maturities of three months or less. Total cash at the end of 2003 was $112.1 million. Significant uses of cash in 2002 included capital expenditures of $12.3 million, dividends of $13.9 million and share repurchases of $7.1 million.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). This requires management to make estimates and judgments that affect reported amounts and related disclosures. Actual amounts will differ from those estimates. The Company considers the following policies to involve the most judgment in the preparation of the Company’s consolidated financial statements.

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

Product Warranty. A liability is established for estimated warranty and service claims to be paid in the future that relate to current and prior period sales. The Company estimates these costs based on historical claim experience and other factors, including evaluating specific customer warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate and proper, changes in the Company’s warranty policy or a significant change in product defects versus historical averages are among the factors that would result in materially different amounts for this item.

Excess and Discontinued Inventory. The Company’s inventories are valued at the lower of cost or market. Reserves for excess and discontinued product are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Self-Insurance. The Company is self-insured for most claims. Third party insurance is carried for what is believed to be the major portion of potential exposures that exceed the Company’s self-insured retentions. The Company has established liabilities for potential uninsured claims. The Company employs actuaries to assist in evaluating its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liabilities. Though management considers these balances adequate and proper, a substantial change in the number and/or severity of claims would result in materially different amounts for this item.

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

Retirement Obligations. The measurement of the Company’s pension and post-retirement medical obligation is dependent on a number of assumptions including estimates of the present value of projected future payments, taking into consideration future events such as salary increases and demographic experience. These assumptions may have an impact on the amount and timing of future contributions.

The assumptions used in developing the required estimates include discount rates, inflation, salary increases, retirement rates, expected return on plan assets and mortality rates.

The Company determines its discount rate assumption at year-end based on the prevailing interest rate on long-term corporate bonds rated AA as quoted by an established credit rating agency, Moody’s Investor Services. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on actual experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, long-term historical returns, the allocation of plan assets, and projected returns of plan assets. Mortality rates are based on a common group mortality table for males and females.

Pension expense in 2003 was $2.6 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 26, 2003, a one-half percent decrease in the indicated assumptions would have the following effects (in thousands):

Assumption	Funded Status	Expense

Discount rate	$(10,100)	$1,000
Expected return on assets	$ --	$ 600

New Accounting Standards

Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in Issue 00-21 is effective for arrangements entered into in fiscal periods beginning after June 15, 2003 and did not have a significant impact on 2003 financial results.

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” This statement requires disclosure of additional information related to pension and other postretirement benefit plans. The required disclosures are included in Note J to Consolidated Financial Statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” issued in May 2003, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued in April 2003, had no impact on the Company.

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” requires consolidation of a variable interest entity if a controlling financial interest is held. This Interpretation had no impact on the Company.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements.

The Company manages foreign currency market risk, from time to time, through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 26, 2003, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, Japanese yen, British pound, and Korean won.

It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. When compared to 2002 results, the weaker U.S. dollar versus foreign currencies helped to increase sales and net earnings. For the year ended December 26, 2003 the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of $18 million and $8 million, respectively. For the year ended December 27, 2002 the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of $3.5 million and $1.5 million, respectively.

When appropriate, the Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. There was no such debt at December 26, 2003.

2004 Outlook

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

The Company is expecting higher net sales and net earnings in 2004. It anticipates another year of growth in the Americas and Asia Pacific regions while underlying economic conditions in Europe remain weak. The Company is, however, concerned about a weakening of this economic outlook and the unknown impact of the war on terrorism. In addition to economic growth, the improved sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage, modest price increases and stable or favorable exchange rates versus 2003. The earnings outlook assumes higher sales, continued improvements in manufacturing (which minimize normal cost increases), the continued disciplined management of operating expenses and a relatively stable effective income tax rate.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Exhibit 99 to the Company’s Annual Report on Form 10-K for fiscal year 2003 for a more comprehensive discussion of these and other risk factors.

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

Independent Auditors’ Report

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 26, 2003 and December 27, 2002 and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 26, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 26, 2003 and December 27, 2002 and the results of their operations and cash flows for each of the three years in the period ended December 26, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 27, 2004

CONSOLIDATED STATEMENTS OF EARNINGS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands, except per share amounts)	December 26, 2003	December 27, 2002	December 28, 2001

Net Sales	$535,098	$487,048	$472,819
Cost of products sold	252,296	236,890	238,057

Gross Profit	282,802	250,158	234,762
Product development	18,087	18,172	20,808
Selling, marketing and distribution	99,426	86,409	80,528
General and administrative	36,456	32,731	33,244

Operating Earnings	128,833	112,846	100,182
Interest expense	483	614	1,247
Other expense, net	437	507	1,469

Earnings before Income Taxes	127,913	111,725	97,466
Income taxes	41,200	36,100	32,200

Net Earnings	$ 86,713	$ 75,625	$ 65,266

Basic Net Earnings per Common Share	$ 1.88	$ 1.59	$ 1.41

Diluted Net Earnings per Common Share	$ 1.85	$ 1.57	$ 1.38

Dividends Declared per Common Share	$ 2.64	$ .30	$ .27

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS	Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 26, 2003	December 27, 2002

ASSETS
Current Assets
Cash and cash equivalents	$112,118	$103,333
Accounts receivable, less allowances of $5,700 and $5,600	98,853	93,617
Inventories	29,018	30,311
Deferred income taxes	14,909	12,022
Other current assets	1,208	1,241

Total current assets	256,106	240,524
Property, Plant and Equipment, net	94,317	94,953
Prepaid Pension	25,444	6,865
Goodwill	9,199	7,939
Other Intangible Assets, net	10,622	3,921
Other Assets	1,702	1,648

Total Assets	$397,390	$355,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$4,189	$13,204
Trade accounts payable	15,752	13,031
Salaries, wages and commissions	16,384	14,490
Accrued insurance liabilities	9,939	10,251
Accrued warranty and service liabilities	9,227	6,294
Income taxes payable	5,981	5,583
Dividends payable	110,304	3,922
Other current liabilities	16,171	13,439

Total current liabilities	187,947	80,214
Retirement Benefits and Deferred Compensation	30,567	28,578
Deferred Income Taxes	9,066	1,652
Commitments and Contingencies(Note K)
Shareholders’ Equity
Common stock, $1 par value; 67,000,000 shares authorized;
46,040,134 and 47,532,677 shares outstanding in 2003 and 2002	46,040	47,533
Additional paid-in capital	81,405	71,277
Retained earnings	43,295	128,125
Accumulated comprehensive income (loss) and other	(930)	(1,529)

Total shareholders' equity	169,810	245,406

Total Liabilities and Shareholders' Equity	$397,390	$355,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 26, 2003	December 27, 2002	December 28, 2001

Cash Flows from Operating Activities
Net earnings	$86,713	$75,625	$65,266
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	18,747	18,080	18,494
Deferred income taxes	4,721	274	762
Tax benefit related to stock options exercised	3,673	4,312	3,365
Change in:
Accounts receivable	563	(5,053)	309
Inventories	4,694	452	5,329
Trade accounts payable	1,231	2,215	(2,402)
Salaries, wages and commissions	1,402	3,565	(4,311)
Retirement benefits and deferred compensation	(17,394)	(566)	(2,624)
Other accrued liabilities	4,808	(4,192)	3,062
Other	649	961	1,931

Net cash provided by operating activities	109,807	95,673	89,181

Cash Flows from Investing Activities
Property, plant and equipment additions	(15,515)	(12,253)	(30,203)
Proceeds from sale of property, plant and equipment	257	295	267
Acquisition of business, net of cash acquired	(13,514)	--	(15,949)

Net cash used in investing activities	(28,772)	(11,958)	(45,885)

Cash Flows from Financing Activities
Borrowings on notes payable and lines of credit	14,675	21,198	160,274
Payments on notes payable and lines of credit	(24,283)	(18,200)	(165,937)
Borrowings on long-term debt	--	--	21,000
Payments on long-term debt	--	(550)	(39,810)
Common stock issued	10,514	12,867	11,932
Common stock retired	(55,496)	(7,088)	(3,761)
Cash dividends paid	(15,253)	(13,887)	(12,339)

Net cash used in financing activities	(69,843)	(5,660)	(28,641)

Effect of exchange rate changes on cash	(2,407)	(1,253)	805

Net increase in cash and cash equivalents	8,785	76,802	15,460
Cash and cash equivalents
Beginning of year	103,333	26,531	11,071

End of year	$112,118	$103,333	$26,531

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 26, 2003	December 27, 2002	December 28, 2001

Common Stock
Balance, beginning of year	$47,533	$31,113	$20,274
Stock split	--	15,875	10,148
Shares issued	734	798	817
Shares repurchased	(2,227)	(253)	(126)

Balance, end of year	46,040	47,533	31,113

Additional Paid-In Capital
Balance, beginning of year	71,277	54,269	39,954
Shares issued	9,816	13,138	11,115
Tax benefit related to stock options exercised	3,673	4,312	3,365
Shares repurchased	(3,361)	(442)	(165)

Balance, end of year	81,405	71,277	54,269

Retained Earnings
Balance, beginning of year	128,125	89,155	50,233
Net income	86,713	75,625	65,266
Dividends declared	(121,635)	(14,387)	(12,721)
Stock split	--	(15,875)	(10,148)
Shares repurchased	(49,908)	(6,393)	(3,470)
Change in accounting period	--	--	(5)

Balance, end of year	43,295	128,125	89,155

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(702)	(720)	394
Current period change	228	18	(1,114)

Balance, end of year	(474)	(702)	(720)

Unearned Compensation
Balance, beginning of year	(827)	(77)	--
Restricted stock issued	(36)	(1,069)	(93)
Charged to operations	407	319	16

Balance, end of year	(456)	(827)	(77)

Total Shareholders' Equity	$169,810	$245,406	$173,740

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 26, 2003	December 27, 2002	December 28, 2001

Net Earnings	$86,713	$75,625	$65,266
Other comprehensive income, net of tax:
Foreign currency translation adjustments	--	--	(759)
Minimum pension liability adjustment	228	18	(355)

Comprehensive Income	$86,941	$75,643	$64,152

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 26, 2003, December 27, 2002, and December 28, 2001

A.	Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. All years presented were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 26, 2003, all subsidiaries are 100 percent owned. Prior to 2001, subsidiaries in Japan and Korea were included on the basis of fiscal years ended November 30. In 2001, the one-month reporting lag in Japan and Korea was eliminated and net earnings for December 2000 were recorded as adjustments to equity. Certain prior year amounts have been reclassified to conform with 2003 presentation, but had no effect on previously reported net earnings or shareholders’ equity.

Foreign Currency Translation. The U.S. dollar is the functional currency for all foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of foreign subsidiaries are included in other expense, net. Prior to 2002 the functional currency of the Company’s German subsidiary, Graco Verfahrenstechnik (GV), was the euro; and adjustments resulting from the translation of GV’s financial statements into U.S. dollars were charged or credited to a separate component of shareholders’ equity. As a result of relocating GV manufacturing, the functional currency of GV changed from the euro to the U.S. dollar. Consequently, effective at the beginning of 2002, GV translation adjustments are included in other expense, net.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:

Buildings and improvements	10 to 30 years
Leasehold improvements	lesser of 5 to 10 years or life of lease
Manufacturing equipment	5 to 10 years
Office, warehouse and automotive equipment	3 to 10 years

Intangible Assets. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill in 2002. Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have increased 2001 net earnings by $400,000 or $.01 per share. Goodwill has been assigned to reporting units, which have been determined to be the Company’s operating segments, as follows:

(In thousands)	2003	2002

Industrial / Automotive	$1,260	$ --
Contractor	7,939	7,939

	$9,199	$7,939

The Company reviews goodwill for impairment annually in the fourth quarter. Results of testing indicated no impairment in 2003 and 2002.

Components of other intangible assets were:

		Gross Carrying Value		Accumulated Amortization
	Estimated
(Dollars in thousands)	Life (Years)	2003	2002	2003	2002

Subject to Amortization
Customer lists and distribution network	5	$8,336	$5,134	$4,980	$3,472
Trademarks, trade names and non-compete agreements	2 - 10	2,803	2,503	1,622	1,150
Patents and other	3 - 15	1,241	2,355	436	1,449

		12,380	9,992	7,038	6,071
Not Subject to Amortization
Brand Name		5,280	--	--	--

		$17,660	$9,992	$7,038	$6,071

Amortization of intangibles was $2.2 million in 2003 and $2.4 million in 2002. Estimated future annual amortization is as follows: $1.7 million in 2004, $1.1 million in 2005, $.9 million in 2006, $.9 million in 2007, $.4 million in 2008 and $.4 million thereafter. The Company tested other intangible assets not subject to amortization for impairment in the fourth quarter of 2003 and there was no impairment.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write-downs of any long-lived assets in the periods presented.

Restructuring. During the third quarter of 2001 the Company announced plans to relocate the operations of a German subsidiary, Graco Verfahrenstechnik, to other Company facilities in Belgium and the U.S. This included termination of approximately 50 employees, termination of leases and consolidation of product lines. General and administrative expense in 2001 included a $1.4 million charge to establish a restructuring accrual for costs associated with termination of employees and lease termination. There were no significant payments charged against the accrual in 2001. All amounts accrued were paid in 2002. There were no significant differences between estimated amounts and actual amounts paid.

Self-Insurance. The Company is self-insured for certain losses relating to product liability, workers’ compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of activity in accrued warranty and service liabilities:

(In thousands)	2003	2002

Balance, beginning of year	$6,294	$6,091
Charged to expense	9,490	5,042
Margin on parts sales reversed	4,697	3,510
Reductions for claims settled	(11,254)	(8,349)

Balance, end of year	$9,227	$6,294

Revenue Recognition. Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk and title passes to the customer. This is generally on the date of shipment, however certain sales are shipped FOB destination and revenue is recognized when received by the customer. Where there are multiple deliverables, the transactions are separated and a portion of the sale deferred until earned. The Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been between 2 and 3 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses.

Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include cooperative advertising arrangements, rebates based on annual purchases, and coupons. Under cooperative advertising arrangements, the Company reimburses the distributor for a portion of its advertising costs related to the Company’s products. Estimated costs are accrued at the time of sale and classified as selling, marketing and distribution expense. Rebates are accrued based on the program rates and progress toward the estimated annual sales amount, and are recorded as a reduction of sales. The estimated costs related to coupon programs are accrued at the time of sale and classified as selling, marketing and distribution expense, unless such promotion is considered a transaction with multiple deliverables.

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

Had compensation cost for these stock plans been determined based upon fair value at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows:

(In thousands, except per share amounts)	2003	2002	2001

Net earnings
As reported	$86,713	$75,625	$65,266
Stock-based compensation, net of related tax effects	(4,108)	(4,233)	(4,268)

Pro forma	$82,605	$71,392	$60,998

Net earnings per common share
Basic as reported	$1.88	$1.59	$1.41
Diluted as reported	1.85	1.57	1.38
Pro forma basic	1.79	1.51	1.32
Pro forma diluted	1.76	1.48	1.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2003	2002	2001

Expected life in years	6.5	6.5	5.1
Interest rate	3.9%	5.0%	5.1%
Volatility	25.1%	31.3%	37.4%
Dividend yield	1.2%	1.1%	1.4%
Reduction for non-transferability	10.0%	10.0%	10.0%
Weighted average fair value per share of options granted	$6.98	$9.27	$5.97

The fair value of the employees’ purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	2003	2002	2001

Expected life in years	1.0	1.0	1.0
Interest rate	4.0%	4.9%	5.1%
Volatility	25.2%	32.1%	37.4%
Dividend yield	1.2%	1.1%	1.5%
Reduction for non-transferability	10.0%	10.0%	10.0%
Weighted average fair value per share of purchase rights	$6.28	$6.96	$4.76

Derivative Instruments and Hedging Activities. The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These hedges and net monetary positions are recorded at current market values and the gains and losses are included in other expense, net. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. Gains and losses on such transactions were not significant in 2003, 2002 and 2001, and there were no such transactions outstanding as of December 26, 2003, and December 27, 2002.

Capitalized Software. The Company capitalizes certain external application development and purchased software costs. Software is amortized over its estimated useful life beginning at date of implementation.

Recent Accounting Pronouncements. Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in Issue 00-21 is effective for arrangements entered into in fiscal periods beginning after June 15, 2003 and did not have a significant impact on 2003 financial results.

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” This statement requires disclosure of additional information related to pension and other postretirement benefit plans. The required disclosures are included in Note J to Consolidated Financial Statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” issued in May 2003, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued in April 2003, had no impact on the Company.

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” requires consolidation of a variable interest entity if a controlling financial interest is held. This Interpretation had no impact on the Company.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The cost of manufacturing for each segment is based on product cost, and expenses are based on actual costs incurred along with cost allocations of shared and centralized functions based on activities performed, sales or space utilization. Certain products are sold across segments, in which case the segment marketing the product is credited with the sale. Assets of the Company are not tracked along reportable segment lines. Depreciation expense is charged to the manufacturing or operating cost center that utilizes the asset, and is then allocated to segments on the same basis as other expenses within that cost center.

Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and market channel. This allows for focused marketing and efficient product development. The segments share common purchasing, manufacturing, distribution and administration functions.

(In thousands)
Reportable Segments	2003	2002	2001

Sales
Industrial / Automotive	$231,743	$204,206	$199,508
Contractor	256,441	238,027	225,110
Lubrication	46,914	44,815	48,201

Total	$535,098	$487,048	$472,819

Segment operating earnings
Industrial / Automotive	$65,931	$54,247	$48,820
Contractor	59,433	53,756	47,297
Lubrication	9,855	9,587	12,119
Unallocated corporate expenses	(6,386)	(4,744)	(8,054)

Total	$128,833	$112,846	$100,182

Unallocated corporate expenses are not included in management’s measurement of segment performance and include such items as bad debt expense, amortization of intangibles, charitable contributions and certain other expenses driven by corporate decisions.

(In thousands)
Geographic Information	2003	2002	2001

Sales (based on customer location)
United States	$336,575	$315,858	$308,535
Other countries	198,523	171,190	164,284

Total	$535,098	$487,048	$472,819

Long-lived assets
United States	$133,794	$106,382	$109,819
Belgium	6,124	7,496	8,954
Other countries	1,366	1,448	1,843

Total	$141,284	$115,326	$120,616

Sales to Major Customers

Sales to two customers in the Contractor segment individually represented 10 percent or more of consolidated sales in 2003 and 2002. In both years, sales to a home center retailer totaled 11 percent of consolidated sales, and sales to a paint retailer totaled 10 percent of consolidated sales. In 2001, sales to a home center retailer in the Contractor segment totaled 11 percent of consolidated sales.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2003	2002

Finished products and components	$25,548	$25,629
Products and components in various stages of completion	16,464	16,585
Raw materials and purchased components	15,408	17,395

	57,420	59,609
Reduction to LIFO cost	(28,402)	(29,298)

Total	$29,018	$30,311

Inventories valued under the LIFO method were $15.6 million for 2003 and $18.3 million for 2002. All other inventory was valued on the FIFO method.

In 2003 and 2002, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2003	2002

Land and improvements	$5,771	$5,818
Buildings and improvements	61,627	66,233
Manufacturing equipment	123,181	119,861
Office, warehouse and automotive equipment	24,535	24,185
Additions in progress	6,119	3,330

Total property, plant and equipment	221,233	219,427
Accumulated depreciation	(126,916)	(124,474)

Net property, plant and equipment	$94,317	$94,953

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2003	2002	2001

Domestic	$110,631	$ 94,214	$81,731
Foreign	17,282	17,511	15,735

Total	$127,913	$111,725	$97,466

Income tax expense consists of:

(In thousands)	2003	2002	2001

Current:
Domestic:
Federal	$31,025	$29,571	$23,725
State and local	3,100	2,600	2,105
Foreign	2,548	4,350	5,349

	36,673	36,521	31,179

Deferred:
Domestic	4,363	(1,025)	555
Foreign	164	604	466

	4,527	(421)	1,021

Total	$41,200	$36,100	$32,200

Income taxes paid were $32.6 million, $32.6 million, and $25.9 million in 2003, 2002 and 2001.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	2003	2002	2001

Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower tax rates	(3)	(3)	(2)
State taxes, net of federal effect	1	2	1
U.S. general business tax credits	(1)	(2)	(1)

Effective tax rate	32%	32%	33%

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2003	2002

Inventory valuations	$3,957	$2,923
Insurance accruals	3,091	3,073
Warranty reserves	3,094	2,110
Vacation accruals	1,412	1,056
Bad debt reserves	1,554	1,549
Other	1,801	1,311

Current	14,909	12,022

Unremitted earnings of consolidated foreign subsidiaries	(2,100)	(1,767)
Excess of tax over book depreciation	(9,120)	(7,364)
Postretirement benefits	6,142	5,804
Pension and deferred compensation	(5,032)	527
Other	1,044	1,148

Non-current	(9,066)	(1,652)

Net deferred tax assets	$5,843	$10,370

Total deferred tax assets were $23.4 million and $20.1 million, and total deferred tax liabilities were $17.5 million and $9.7 million on December 26, 2003, and December 27, 2002.

F. Debt

Interest paid on debt during 2003, 2002 and 2001 was $.5 million, $.7 million, and $1.3 million.

On December 27, 2002, the Company entered into a 364-day credit agreement with U.S. Bank National Association providing credit up to $30 million. On December 22, 2003, this credit facility was extended to December 25, 2004. Outstanding balances bear interest at the London Interbank Offered Rate plus a spread of up to 1.125 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The agreement as amended requires the Company to maintain certain financial ratios as to cash flow leverage and fixed charge coverage.

On December 26, 2003, the Company had lines of credit with U.S. and foreign banks of $50 million, including the $30 million U.S. Bank credit facility. The unused portion of these credit lines was $47 million at December 26, 2003. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 2.1 percent, 1.8 percent, and 5.2 percent for the years ended December 26, 2003, December 27, 2002, and December 28, 2001. The Company pays commitment fees of up to 0.2 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

G. Shareholders’ Equity

In March 2003, the Company repurchased 2.2 million shares of its common stock for $54.8 million from David A. Koch, a former Chairman and Chief Executive Officer of the Company, his wife, a family trust and a family foundation. The repurchase was expected to be accretive to earnings per share and yield a rate of return to remaining shareholders exceeding the Company’s equity cost of capital. The per share purchase price represented a discount of 5.5 percent from the ten-day average closing price of the Company’s stock immediately prior to the date of the transaction. The Company used available cash balances to fund the repurchase.

On December 12, 2003, the Company’s Board of Directors approved a special one-time dividend of $2.25 per common share payable on March 25, 2004 to shareholders of record as of March 11, 2004. Dividends payable at December 26, 2003 include the special one-time dividend and the regular quarterly dividend declared on December 12, 2003, payable on February 4, 2004.

Three-for-two stock splits were distributed in June 2002 and in February 2001. All stock option, share and per share data reflect these splits.

At December 26, 2003, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

H. Stock Option and Purchase Plans

Stock Option and Award Plans. The Company has various stock incentive plans under which it grants stock options and restricted share awards to officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant. Restricted share awards of 2,211,257 common shares have been made to certain key employees under the plans, of which 37,950 shares remain restricted as of December 26, 2003. Compensation cost charged to operations for the restricted share awards was $407,000 in 2003, $319,000 in 2002, and $16,000 in 2001.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 29, 2000	2,943,435	$9.83	1,414,726	$7.64
Granted	986,834	18.36
Exercised	(857,483)	8.63
Canceled	(87,835)	13.39

Outstanding, December 28, 2001	2,984,951	$12.87	903,401	$8.59
Granted	569,250	27.64
Exercised	(797,889)	10.50
Canceled	(100,657)	16.99

Outstanding, December 27, 2002	2,655,655	$16.59	1,022,457	$10.81
Granted	249,950	26.42
Exercised	(524,403)	10.85
Canceled	(53,674)	22.74

Outstanding, December 26, 2003	2,327,528	$18.77	973,953	$14.40

The following table summarizes information for options outstanding and exercisable at December 26, 2003:

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Life	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price

$ 3-10	322,873	4	$ 8.42	292,784	$ 8.31
11-16	560,521	5	13.69	439,910	13.68
17-21	704,576	7	18.65	124,508	18.84
26-31	739,558	8	27.26	116,751	27.68

$ 3-31	2,327,528	7	$18.77	973,953	$14.40

Stock Purchase Plans. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 198,505 shares under this Plan in 2003, 284,993 shares in 2002 and 375,226 shares in 2001.

The Nonemployee Director Stock Plan enables individual nonemployee directors of the Company to elect to receive or defer all or part of a director’s annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. The Company issued 9,699 shares under this Plan during 2003, 9,681 shares in 2002 and 9,009 shares in 2001. The expense related to this Plan is not significant.

Authorized Shares. Shares authorized for issuance under the various stock option and purchase plans are shown below:

	Total Shares Authorized	Available for Future Issuance as of December 26, 2003

Long-term Stock Incentive Plan	11,728,125	--
Employee Stock Incentive Plan	2,250,000	1,301,825
Stock Incentive Plan	2,250,000	1,367,204
Nonemployee Director Stock Option Plan	675,000	--
Employee Stock Purchase Plan	13,162,500	896,036
Nonemployee Director Stock Plan	506,250	437,116

Total	30,571,875	4,002,181

Amounts available for future issuance exclude the number of shares to be issued upon exercise of outstanding options. The Long-term Stock Incentive Plan and the Nonemployee Director Stock Option Plan were replaced by the Stock Incentive Plan in 2001, consequently no shares are available for future grants under those two plans.

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2003	2002	2001

Numerator
Net earnings available to common shareholders	$86,713	$75,625	$65,266

Denominators
Weighted average shares outstanding for basic earnings per share	46,189	47,424	46,355
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	755	781	867

Denominator for diluted earnings per share	46,944	48,205	47,222

Basic earnings per share	$ 1.88	$ 1.59	$ 1.41

Diluted earnings per share	$ 1.85	$ 1.57	$ 1.38

Stock options to purchase 524,000 common shares were not included in the 2002 calculation of diluted earnings per share because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. Employer contributions were $2.2 million each year for 2003, 2002, and 2001.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover substantially all U.S. employees, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. For U.S. plans, benefits are based on years of service and the highest five consecutive years’ earnings in the ten years preceding retirement. The Company funds annually in amounts consistent with minimum funding requirements and maximum tax deduction limits. In 2003, the Company made a voluntary $20 million tax-deductible contribution to the funded defined benefit plan. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plan’s investment in the common stock of the Company was $9.3 million and $6.7 million at December 26, 2003 and December 27, 2002.

The Company uses a December 31 measurement date for all of its plans.

For the funded pension plan, asset allocations at year-end were as follows:

	2003	2002

Graco common stock	6%	6%
Other equity securities	76%	73%
Debt securities	8%	7%
Real estate	5%	12%
Cash	5%	2%

Total	100%	100%

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities.

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 26, 2003, and December 27, 2002, and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2003	2002	2003	2002

Reconciliation of benefit obligation
Obligation, beginning of year	$130,380	$116,892	$23,223	$20,301
Service cost	3,544	3,450	685	594
Interest cost	8,204	7,961	1,483	1,378
Assumption changes	8,726	5,801	1,572	2,147
Actuarial loss	1,482	981	497	242
Benefit payments	(5,110)	(4,705)	(1,562)	(1,439)

Obligation, end of year	$147,226	$130,380	$25,898	$23,223

Reconciliation of fair value of plan assets
Fair value, beginning of year	$109,458	$129,464	$--	$--
Actual return on assets	31,799	(15,899)	--	--
Employer contributions	20,627	598	1,562	1,439
Benefit payments	(5,110)	(4,705)	(1,562)	(1,439)

Fair value, end of year	$156,774	$109,458	$--	$--

Funded status
Funded status over (under), end of year	$9,548	$(20,921)	$(25,898)	$(23,223)
Unrecognized transition obligation (asset)	(25)	(40)	--	--
Unrecognized prior service cost	1,214	1,416	--	--
Unrecognized loss (gain)	3,472	16,429	8,350	6,639

Net	$14,209	$(3,116)	$(17,548)	$(16,584)

The following table provides the amounts included in the consolidated balance sheets as of December 26, 2003 and December 27, 2002.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2003	2002	2003	2002

Prepaid benefit, funded plan	$25,444	$6,865	$--	$--
Accrued benefit, unfunded plans	(11,235)	(9,981)	(17,548)	(16,584)

Net	$14,209	$(31,116)	$(17,548)	$(16,584)

The accumulated benefit obligation for all defined benefit pension plans was $135 million and $118 million as of December 26, 2003 and December 27, 2002. Information for plans with an accumulated benefit obligation in excess of plan assets follows:

(In thousands)	2003	2002

Projected benefit obligation	$12,509	$10,310
Accumulated benefit obligation	11,267	9,051
Fair value of plan assets	--	--

The components of net periodic benefit cost for the plans for 2003, 2002 and 2001 were as follows:

	Pension Benefits			Postretirement Medical Benefits

(In thousands)	2003	2002	2001	2003	2002	2001

Service cost - benefits earned during the period	$3,544	$3,450	$3,825	$685	$594	$493
Interest cost on projected benefit obligation	8,204	7,961	7,452	1,483	1,378	1,126
Expected return on assets	(9,990)	(11,445)	(12,139)	--	--	--
Amortization of transition obligation (asset)	(15)	(15)	(10)	--	--	--
Amortization of prior service cost	144	149	174	--	--	--
Amortization of net loss (gain)	384	(565)	(2,041)	358	160	--
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	337	218	163	N/A	N/A	N/A

Net periodic benefit cost (credit)	$2,068	$(247)	$(2,576)	$2,526	$2,132	$1,619

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits

Weighted average assumptions	2003	2002	2003	2002

Discount rate	5.9%	6.4%	6.0%	6.5%
Rate of compensation increase	3.2%	3.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits

Weighted average assumptions	2003	2002	2001	2003	2002	2001

Discount rate	6.4%	6.9%	6.9%	6.5%	7.0%	7.0%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.2%	3.7%	3.5%	N/A	N/A	N/A

Several sources of information are considered in determining the expected rate of return assumption, including the allocation of plan assets, the input of actuaries and professional investment advisors, and historical long-term returns. In setting the return assumption, the Company recognizes that historical returns are not always indicative of future returns and also considers the long-term nature of its pension obligations.

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 10 percent for 2004, decreasing by one percentage point each year to a constant rate of 5 percent in 2009 and thereafter, subject to the plan’s 6 percent annual increase limitation.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Company has not yet determined the effect of the Act, if any, on the retirement medical plan. Consequently, measures of the APBO or net periodic benefit cost shown above do not reflect any effects of the Act on the plan. Authoritative accounting guidance is pending, and when issued, may require changes to previously reported information.

At December 26, 2003, a one percent change in assumed health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	$31	$(198)

Effect on the health care component of the accumulated
postretirement benefit obligation	296	(2,032)

The Company expects to contribute $.6 million to its unfunded pension plans and $1.3 million to the retirement medical plan in 2004. No contribution to the funded pension plan is expected in 2004. Estimated future benefit payments are as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

2004	$ 5,600	$1,300
2005	5,900	1,400
2006	6,500	1,400
2007	7,100	1,500
2008	7,600	1,500
Years 2009 - 2013	50,000	9,000

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $3.3 million at December 26, 2003, payable as follows:

(In thousands)	Buildings	Vehicles & Equipment	Total

2004	$ 931	$ 903	$1,834
2005	273	559	832
2006	161	250	411
2007	121	79	200
2008	--	16	16
Thereafter	--	--	--

Total	$1,486	$1,807	$3,293

Total rental expense was $2.1 million for 2003, $1.8 million for 2002, and $2.4 million for 2001.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $11 million at December 26, 2003. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $13 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $3.1 million at December 26, 2003. The Company has also guaranteed the debt of its subsidiaries for up to $20.8 million.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business. The Company is actively defending these matters and has recorded an estimate of the probable costs. Management does not expect resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

L. Acquisition

At the beginning of the second quarter of 2003, the Company purchased certain assets and assumed certain liabilities of Sharpe Manufacturing Company for $13.5 million cash. Sharpe manufactures spray guns and related parts and accessories for the automotive refinishing market, where the Company had no previous presence. Sharpe had sales of approximately $11 million in 2002. Results of Sharpe’s operations have been included in the Industrial/Automotive segment since the date of acquisition.

The purchase price was allocated as follows (in thousands):

Accounts receivable	$ 1,300
Inventories	3,000
Property, plant and equipment	600
Identifiable intangible assets	8,900
Goodwill	1,300

Total purchase price	15,100
Liabilities assumed	(1,600)

Net assets acquired	$13,500

Included in identifiable intangible assets is $5.3 million assigned to the Sharpe brand name, which has an indefinite useful life. Remaining identifiable intangible assets mainly consist of Sharpe’s distribution network, which is being amortized over an estimated useful life of 5 years. Goodwill is expected to be fully deductible for tax purposes.

M. Subsequent Event

On February 20, 2004, the Board of Directors declared a three-for-two stock split to be distributed on March 30, 2004, for shareholders of record as of March 16, 2004.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal year covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer; Vice President and Controller; Vice President and Treasurer; and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

The information under the heading “Executive Officers of the Company” in Part I of this 2003 Annual Report on Form 10-K and the information under the headings “Election of Directors, Nominees and Other Directors” on pages 2 through 4 and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, to be held on April 23, 2004, (the “Proxy Statement”), are incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

The information under the headings “Committees of the Board of Directors” on pages 5 and 6 and “Audit Committee Report” on pages 7 and 8 of the Company’s Proxy Statement are incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Graco Inc. has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees. Graco Inc. also has in place Conduct of Business Guidelines (Code of Ethics) that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Conduct of Business Guidelines, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com. Copies of these documents are also available in print by written request directed to Secretary, Graco Inc., P.O. Box 1441, Minneapolis, MN 55440-1441.

The Company intends to post on the Graco website any amendment to, or waiver from, a provision of the Conduct of Business Guidelines that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information contained under the heading “Executive Compensation” on pages 8 through 16 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled “Report of the Management Organization and Compensation Committee” and “Comparative Stock Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Beneficial Ownership of Shares” on page 17 and under the heading “Equity Compensation Plan Information” on page 14 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading “Certain Business Relationships” on page 16 of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Principal Accountant Fees and Services” on page 8 of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements
		See Part II

	(2)	Financial Statement Schedule	Page
		• Schedule II - Valuation and Qualifying Accounts	45

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	47
		Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

(b)	Reports on Form 8-K

	(1)	The following Current Report on Form 8-K was filed during the quarter ended December 26, 2003: On October 16, 2003, Graco Inc. filed a current report on Form 8-K to furnish its earnings release for the third quarter of 2003.

	(2)	The following Current Report on Form 8-K was filed during the quarter ended December 26, 2003: On December 12, 2003, Graco Inc. filed a current report on Form 8-K to disclose a special dividend.

(c)	Exhibit Index		47

Schedule II - Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions From Reserves		Other[3] Add (Deduct)	Balance at end of of year

Year ended December 26, 2003
Allowance for doubtful accounts	$2,300	$700	$600	[1]	$200	$2,600
Allowance for returns and credits	3,300	5,500	5,700	[2]	--	3,100

	$5,600	$6,200	$6,300		$200	$5,700

Year ended December 27, 2002
Allowance for doubtful accounts	$2,000	$700	$400	[1]		$2,300
Allowance for returns and credits	2,500	7,000	6,200	[2]		3,300

	4,500	$7,700	$6,600			$5,600

Year ended December 28, 2001
Allowance for doubtful accounts	$2,300	$100	$500	[1]	$100	$2,000
Allowance for returns and credits	2,400	7,000	7,000	[2]	100	2,500

	$4,700	$7,100	$7,500		$200	$4,500

[1]	Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
[2]	Credits issued and returns processed.
[3]	Assumed or established in connection with acquisition.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

\David A. Roberts	March 1, 2004
David A. Roberts
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\David A. Roberts	March 1, 2004
David A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

\Mark W. Sheahan	March 1, 2004
Mark W. Sheahan
Vice President and Treasurer
(Principal Financial Officer)

\James A. Graner	March 1, 2004
James A. Graner
Vice President and Controller
(Principal Accounting Officer)

L. R. Mitau	Director, Chairman of the Board
R. G. Bohn	Director
W. J. Carroll	Director
J. W. Eugster	Director
J. K. Gilligan	Director
J. H. Moar	Director
M. A.M. Morfitt	Director
M. H. Rauenhorst	Director
D. A. Roberts	Director
W. G. Van Dyke	Director
R. W. Van Sant	Director

David A. Roberts, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

\David A. Roberts	March 1, 2004
David A. Roberts
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended May 7, 2002. (Incorporated by reference to Exhibit 3.1 to the Company's 2002 Annual Report on Form 10-K.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

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

*10.1	2003 Corporate and Business Unit Annual Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 28, 2003.)

*10.2	Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.35 to the Company's 1999 Annual Report on Form 10-K.)

*10.3

Nonemployee Director Stock Option Plan, as amended and restated February 23, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 30, 2001.)

*10.4	Nonemployee Director Stock Plan, as amended and restated June 18, 1999. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the twenty-six weeks ended June 25, 1999.)

*10.5	Long Term Stock Incentive Plan, as amended and restated December 10, 1999. (Incorporated by reference to Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K.)

*10.6	Graco Inc. Stock Incentive Plan, dated May 1, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

10.7	Employee Stock Incentive Plan as adopted by the Board of Directors in February 1999. (Incorporated by reference to Exhibit 10.23 to the Company's 2002 Annual Report on Form 10-K.)

*10.8

Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997, File No. 001-09249.)

*10.9	CEO Award Program.

*10.10	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991, File No. 001-09249.)

*10.11

Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K, File No. 001-09249.) First Amendment to Restoration Plan 1998 Restatement.

*10.12

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's 2001 Annual Report on Form 10-K.)

*10.13

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company's 2002 Annual Report on Form 10-K.).

*10.14

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company's 2001 Annual Report on Form 10-K.)

*10.15

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to Chief Executive Officer in 2001 and 2002. Amended form of agreement for awards made to executive officers in 2003.

*10.16

Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 11, 1993, File No.001-09249.)

*10.17

Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control. (Incorporated by reference to Exhibit 10.15 to the Company's 2001 Annual Report on Form 10-K.)

*10.18

Executive Long Term Incentive Agreement (Restricted Stock). Form of agreement used for award of restricted stock to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to the Company's 2002 Annual Report on Form 10-K.)

*10.19

Trust Agreement for Nonemployee Director Deferred Stock Account dated September 30, 1997, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997, File No. 001-09249.)

*10.20

Letter Agreement with President and Chief Executive Officer, dated June 5, 2001. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

*10.21	Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K, File No. 001-09249.)

*10.22	Executive Group Long-Term Disability Policy. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

*10.23

Stock Purchase Agreement dated March 13, 2003, between Graco Inc. and David A. Koch, Barbara Koch, Paul M. Torgerson and U.S. Bank Trust National Association SD, as Trustees of the Trust administered pursuant to Article V of the Last Will and Testament and Codicil thereto of Clarissa L. Gray deceased, and Greycoach Foundation. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated March 20, 2003.)

11	Statement of Computation of Earnings per share included in Note I on page 38.

21	Subsidiaries of the Registrant included herein on page 49.

23	Independent Auditors' Consent included herein on page 50.

24	Power of Attorney included herein on page 51.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 52.

31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a) included herein on page 53.

31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a) included herein on page 54.

32	Certification of President and Chief Executive Officer; Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 55.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 56.

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

Exhibit 23

Independent Auditors’ Consent

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 33-54205, No. 333-03459, No. 333-75307, and No. 333-63128 on Form S-8 of our report dated February 27, 2004, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 26, 2003.

Deloitte & Touche LLP
Minneapolis, Minnesota
March 1, 2004

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints David A. Roberts or Mark W. Sheahan, that person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person’s name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 26, 2003, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

Date
/R.G. Bohn	February 20, 2004
R. G. Bohn
/W. J. Carroll	February 20, 2004
W. J. Carroll
/J. W. Eugster	February 20, 2004
J. W. Eugster
/J. K. Gilligan	February 20, 2004
J. K. Gilligan
/L. R. Mitau	February 20, 2004
L. R. Mitau
/J. H. Moar	February 20, 2004
J. H. Moar
/M. A.M. Morfitt	February 20, 2004
M. A.M. Morfitt
/M. H. Rauenhorst	February 20, 2004
M. H. Rauenhorst
/D. A. Roberts	February 20, 2004
D. A. Roberts
/W. G. Van Dyke	February 20, 2004
W. G. Van Dyke
/R. W. Van Sant	February 20, 2004
R. W. Van Sant

Exhibit 31.1

Certifications

I, David A. Roberts, certify that:

1.	I have reviewed this annual report on Form 10-K of Graco Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 1, 2004	\David A. Roberts
David A. Roberts
President and Chief Executive Officer

Exhibit 31.2

Certifications

I, James A. Graner, certify that:

1.	I have reviewed this annual report on Form 10-K of Graco Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 1, 2004	\James A. Graner
James A. Graner
Vice President and Controller

Exhibit 31.3

Certifications

I, Mark W. Sheahan, certify that:

1.	I have reviewed this annual report on Form 10-K of Graco Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 1, 2004	\Mark W. Sheahan
Mark W. Sheahan
Vice President and Treasurer

Exhibit 32

Certification Under Section 1350

Pursuant to Section 1350 of Title 18 of the United States Code, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Graco Inc.

Date:	March 1, 2004	\David A. Roberts
David A. Roberts
President and Chief Executive Officer

Date:	March 1, 2004	\James A. Graner
James A. Graner
Vice President and Controller

Date:	March 1, 2004	\Mark W. Sheahan
Mark W. Sheahan
Vice President and Treasurer

Exhibit 99

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Graco Inc. (the “Company”) wishes to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so.

From time to time various forms filed by the Company with the Securities and Exchange Commission, including the Company’s Form 10-K, Form 10-Q and Form 8-K, its Annual Report to Shareholders, and other written documents or oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will”, and similar expressions, and reflect the Company’s expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company’s operating results are the following:

•	With respect to the Company’s business as a whole, the Company’s prospects and operating results may be affected by:

—

changing economic conditions in the United States and other major world economies, including economic expansions, downturns or recessions; and fluctuations in capital goods investment activity, interest rates, and foreign currency exchange rates;

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

—

the ability of the Company to develop new products and technologies; maintain and enhance its market position relative to its competitors; maintain and enhance its distribution channels; identify and enter into new markets; successfully conclude and integrate acquisitions; realize productivity and product quality improvements; offset inflationary cost pressures from labor, materials and overhead with price increases; and control expenses;

—

disruption in operations, transportation, communication, customer operations, distribution, payment or sources of supply, including the cost and availability of skilled labor, raw materials and energy, caused by political or economic instability, acts of God, labor disputes, war, embargo, weather, flood, fire, infectious disease, or other cause beyond its reasonable control, including military conflict in the Middle East or on the Korean peninsula and terrorist activity throughout the world;

—	worldwide competition from low-cost manufacturers, including those that copy the Company's products;

—	breakdown or interruption in the Company's information processing software, hardware or networks;

—	changes in the markets in which the Company participates, including consolidation of competitors and major customers, price competition, and mix of products demanded;

—	changes in accounting standards or in the application by the Company of critical accounting policies;

—	compliance with new corporate governance requirements;

—	growth in either the severity or magnitude of the products liability claims against the Company; and

—	changes in the return on investments in the Company's retirement plan.

•

The prospects and operating results of the Company’s Contractor Equipment Division may be affected by: variations in the level of residential, commercial and institutional building and remodeling activity; the loss of, or significant reduction in sales to, a large customer; the availability and cost of construction financing; changes in the environmental regulation of coatings; consolidation in the paint equipment manufacturing industry and paint manufacturing industry; changes in the technology of paint and coating applications; changes in the buying and channel preferences of the end user; the Company’s success in converting painters outside North America from brush and roller to spray equipment; changes in the business practices (including inventory management) of the major distributors of contractor equipment; changes in construction materials and techniques; changes in the cost of labor in foreign markets; the regional market strength of certain competitors; the level of government spending on infrastructure development and road construction, maintenance and repair; and the nature and extent of highway safety regulation.

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