Form 10-Q
period 2004-03-26
GRACO INC
filed 2004-04-28
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 26, 2004

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

69,411,000 common shares were outstanding as of April 26, 2004.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-9

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	10-12

	Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 2.	Issuer Purchases of Equity Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES			16

EXHIBITS

PART I

Item I.	GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003

Net Sales	$134,982	$119,660

Cost of products sold	61,578	56,657

Gross Profit	73,404	63,003

Product development	5,122	4,473

Selling, marketing and distribution	24,397	22,897

General and administrative	10,443	8,512

Operating Earnings	33,442	27,121

Interest expense	171	128

Other expense (income), net	(56)	(101)

Earnings before Income Taxes	33,327	27,094

Income taxes	11,000	8,900

Net Earnings	$22,327	$18,194

Basic Net Earnings per Common Share	$.32	$.26

Diluted Net Earnings per Common Share	$.32	$.25

Cash Dividends Declared per Common Share	$.09	$.06

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 26, 2004	Dec. 26, 2003
ASSETS

Current Assets
Cash and cash equivalents	$23,688	$112,118
Accounts receivable, less allowances of $6,200 and $5,700	100,305	98,853
Inventories	32,944	29,018
Deferred income taxes	15,776	14,909
Other current assets	1,242	1,208
Total current assets	173,955	256,106

Property, Plant and Equipment:
Cost	222,022	221,233
Accumulated depreciation	(128,090)	(126,916)
	93,932	94,317

Prepaid Pension	25,943	25,444
Goodwill	9,199	9,199
Other Intangible Assets, net	10,035	10,622
Other Assets	2,638	1,702
	$315,702	$397,390
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$9,678	$4,189
Trade accounts payable	19,462	15,752
Salaries, wages and commissions	11,448	16,384
Accrued insurance liabilities	9,987	9,939
Accrued warranty and service liabilities	9,290	9,227
Income taxes payable	14,021	5,981
Dividends payable	6,459	110,304
Other current liabilities	14,326	16,171
Total current liabilities	94,671	187,947

Retirement Benefits and Deferred Compensation	31,139	30,567

Deferred Income Taxes	8,828	9,066

Shareholders' Equity
Common stock	46,166	46,040
Additional paid-in capital	91,410	81,405
Retained earnings	44,695	43,295
Other, net	(1,207)	(930)
Total shareholders' equity	181,064	169,810
	$315,702	$397,390

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Cash Flows from Operating Activities

Net Earnings	$22,327	$18,194
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	4,602	4,401
Deferred income taxes	(901)	(966)
Tax benefit related to stock options exercised	2,500	500
Change in:
Accounts receivable	(1,550)	388
Inventories	(3,949)	(5,561)
Trade accounts payable	3,717	(142)
Salaries, wages and commissions	(4,911)	(5,142)
Retirement benefits and deferred compensation	(424)	640
Other accrued liabilities	6,361	5,124
Other	83	30
	27,855	17,466

Cash Flows from Investing Activities

Property, plant and equipment additions	(3,838)	(3,276)
Proceeds from sale of property, plant and equipment	14	76
Capitalized software additions	(785)	--
	(4,609)	(3,200)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	7,592	5,826
Payments on notes payable and lines of credit	(2,123)	(10,977)
Common stock issued	8,652	5,216
Common stock retired	(15,202)	(55,258)
Cash dividends paid	(110,590)	(3,922)
	(111,671)	(59,115)
Effect of exchange rate changes on cash	(5)	(315)
Net increase (decrease) in cash and cash equivalents	(88,430)	(45,164)

Cash and cash equivalents
Beginning of year	112,118	103,333
End of period	$23,688	$58,169

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 26, 2004 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 26, 2004, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.

On February 20, 2004, the Board of Directors declared a three-for-two split of the Company’s common stock. The split was distributed on March 30, 2004 to shareholders of record on March 16, 2004. Share and per share amounts for all periods presented reflect the stock split.

3.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003

Net earnings available to common shareholders	$22,327	$18,194

Weighted average shares outstanding for basic
earnings per share	69,082	70,850

Dilutive effect of stock options computed
using the treasury stock method and the
average market price	1,160	999

Weighted average shares outstanding for
diluted earnings per share	70,242	71,849

Basic earnings per share	$ .32	$ .26

Diluted earnings per share	$ .32	$ .25

4.

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Net earnings

As reported	$ 22,327	$ 18,194
Stock-based compensation, net of related tax effects	873	1,037

Pro forma	$ 21,454	$ 17,157

Net earnings per common share

Basic as reported	$ .32	$ .26
Basic pro forma	.31	.24
Diluted as reported	.32	.25
Diluted pro forma	.31	.24

5.

Total comprehensive income for the quarter was $22.0 million in 2004 and $18.4 million in 2003. There have been no significant changes to the components of comprehensive income from those noted on the 2003 Form 10-K.

6.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 26, 2004 and March 28, 2003 were as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003

Net Sales

Industrial/Automotive	$63,251	$52,417
Contractor	58,975	54,838
Lubrication	12,756	12,405

Consolidated	$134,982	$119,660

Operating Earnings

Industrial/Automotive	$20,761	$13,988
Contractor	12,017	10,757
Lubrication	3,002	3,147
Unallocated corporate expenses	(2,338)	(771)

Consolidated	$33,442	$27,121

7.	Major components of inventories were as follows (in thousands):

	March 26, 2004	Dec. 26, 2003

Finished products and components	$27,307	$25,548

Products and components in various stages
of completion	18,077	16,464

Raw materials and purchased components	15,591	15,408

	60,975	57,420

Reduction to LIFO cost	(28,031)	(28,402)

	$32,944	$29,018

8.	Information related to other intangible assets follows (in thousands):

	Gross Carrying Value		Accumulated Amortization
	March 26, 2004	Dec. 26, 2003	March 26, 2004	Dec. 26, 2003
Subject to Amortization:
Customer lists and distribution
network	$ 8,336	$ 8,336	$ 5,397	$ 4,980
Trademarks, trade names and
non-compete agreements	2,803	2,803	1,749	1,622

Patents and other	1,241	1,241	479	436

	12,380	12,380	$ 7,625	$ 7,038

Not Subject to Amortization:
Brand name	5,280	5,280

	$17,660	$17,660

Amortization of intangibles during the first quarter of 2004 was $.6 million. Estimated annual amortization is as follows: $1.7 million in 2004, $1.1 million in 2005, $.9 million in 2006, $.9 million in 2007, $.4 million in 2008 and $.3 million thereafter.

9.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended March 26, 2004	Year Ended Dec. 26, 2003

Balance, beginning of year	$9,227	$6,294
Charged to expense	2,065	9,490
Margin on parts sales reversed	795	4,697
Reductions for claims settled	(2,797)	(11,254)

Balance, end of period	$9,290	$9,227

Item 2.	GRACO INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Net Sales	100.0%	100.0%
Cost of products sold	45.6	47.3
Gross Profit	54.4	52.7
Product development	3.8	3.8
Selling, marketing and distribution	18.1	19.1
General and administrative	7.7	7.1
Operating Earnings	24.8	22.7
Interest expense	0.1	0.1
Other (income) expense, net	--	(0.1)
Earnings Before Income Taxes	24.7	22.7
Income taxes	8.2	7.5
Net Earnings	16.5%	15.2%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003

By Segment

Industrial/Automotive	$ 63,251	$ 52,417
Contractor	58,975	54,838
Lubrication	12,756	12,405

Consolidated	$134,982	$119,660

By Geographic Area

Americas[1]	$ 89,275	$ 82,191
Europe[2]	27,914	23,564
Asia Pacific	17,793	13,905

Consolidated	$134,982	$119,660

[1]North and South America, including the U.S. [2]Europe, Africa and Middle East

Consolidated sales increased by 13 percent compared to the first quarter last year; 9 percent when translated at consistent exchange rates. All operating segments and geographic regions had increases. Most of the translation effect came from the strengthening of the European euro. Sales in Europe increased 3 percent in local currencies, 18 percent when translated into U.S. dollars.

Industrial/Automotive sales increased by 21 percent, 14 percent translated at consistent exchange rates. Volume was higher in all three regions with double-digit increases in both the Americas and Asia Pacific. Demand for this segment’s products strengthened in the fourth quarter of 2003 and continued to be strong in the first quarter of 2004.

Contractor segment sales increased by 8 percent, 5 percent translated at consistent exchange rates. In the Americas, sales were higher in both the professional paint store channel and the home center channel. In the professional paint store channel, sales increased in nearly every product category, with strong increases in larger paint sprayers. Home center channel sales posted strong gains over the first quarter of last year.

Lubrication segment sales increased by 3 percent, 1 percent translated at consistent exchange rates. Increases from successful sales promotions offset a decrease in control system sales. Sales in the first quarter of 2003 included $1 million from the Matrix fluid dispensing system. Sales of the Matrix system have been suspended pending completion of design changes and successful field-testing.

Gross Profit

Gross profit as a percentage of sales increased to 54.4 percent from 52.7 percent primarily due to favorable currency translation rates. Changes in exchange rates have less impact on the cost of products sold than on sales because most product costs are incurred in U.S. dollars, which had the effect of increasing gross profit rate in the first quarter of 2004 when compared to the same period last year.

Manufacturing productivity and process improvements, savings from the closing of the old Main Plant facility in Minneapolis, Minnesota and segment sales mix (higher proportion of sales from Industrial/Automotive) also had a favorable impact on the gross profit rate.

Operating Expenses

Higher product development expenses reflect the Company’s plans to increase development activity. Such expenses did not change as a percentage of sales.

Selling, marketing and distribution expenses increased by 7 percent, but decreased as a percentage of sales. Changes in exchange rates used to translate expenses incurred in foreign currencies, routine salary rate increases, Sharpe expenses (acquired in the second quarter of 2003) and higher warranty costs all contributed to the increase in selling, marketing and distribution expenses.

General and administrative expenses in 2004 included a $1 million contribution to the Graco Foundation – no contribution was made in the first quarter of 2003. General and administrative expenses also include $.5 million in 2004 for the demolition of the Company’s Main Plant facility. Amortization of intangibles and expenses related to Sharpe operations also contributed to the increase in general and administrative expenses.

Liquidity and Capital Resources

During the quarter, significant uses of cash included $111 million of dividends paid (including $104 million for a one-time special dividend) and $15 million for purchases and retirement of Company common stock.

The Company had unused lines of credit available at March 26, 2004 totaling $47 million. Cash balances of $24 million at March 26, 2004, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Management is encouraged by the increased demand for its Industrial/Automotive products over the last six months. In addition to the large increase in Industrial/Automotive, the Contractor segment continues to show higher sales. These increases are evidence that the economy is strengthening and management continues to look for higher sales and net earnings this year.

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

PART II

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities1

On February 22, 2002, the Board of Directors authorized a plan for the Company to purchase up to a total of 2,700,000 shares of its outstanding common stock, primarily through open-market transactions. This plan effectively expired upon approval of a new plan on February 20, 2004, authorizing the purchase of up to 3,000,000 shares and expiring on February 28, 2006.

In addition to shares purchased under the plan, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec 27, 2003 - Jan 23, 2004	--	--	--	2,360,850

Jan 24, 2004 - Feb 20, 2004	294,782	$27.42	293,550	3,000,000

Feb 21, 2004 - Mar 26, 2004	258,201	$27.57	234,000	2,766,000

1 All share and per share data reflects the three-for-two stock splits distributed on June 6, 2002 and March 30, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Articles of Incorporation as amended February 20, 2004

	10.1	2004 Corporate & SBU Bonus Plan

	10.2	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. Amended form of agreement for awards made to executive officers in 2004.

	10.3	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. Amended form of agreement for award made to nonemployee directors in 2004.

	10.4	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. Amended form of agreement for awards made to Chief Executive Officer in 2004.

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a)

	31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a)

	32	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

(b)	Reports on Form 8-K

The following Current Report on Form 8-K was furnished during the quarter ended March 26, 2004: On January 23, 2004, Graco Inc. furnished a current report on Form 8-K to furnish its earnings release for the year ended December 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	April 27, 2004	By:	/s/David A. Roberts

David A. Roberts
President & Chief Executive Officer
Date:	April 27, 2004	By:	/s/James A. Graner

James A. Graner
Vice President & Controller Chief Accounting Officer
Date:	April 27, 2004	By:	/s/Mark W. Sheahan

Mark W.Sheahan
Vice President & Treasurer Principal Financial Officer