Form 10-Q
period 2004-06-25
GRACO INC
filed 2004-07-27
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 25, 2004

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

69,283,000 common shares were outstanding as of July 23, 2004.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	11-14

	Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 2.	Issuer Purchases of Equity Securities	15-16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES			18

EXHIBITS

PART I

GRACO INC. AND SUBSIDIARIES
Item I.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Net Sales	$160,165	$146,364	$295,147	$266,024

Cost of products sold	75,023	70,432	136,601	127,089

Gross Profit	85,142	75,932	158,546	138,935

Product development	5,445	4,328	10,567	8,801
Selling, marketing and distribution	25,130	25,288	49,527	48,185
General and administrative	9,570	10,057	20,013	18,569

Operating Earnings	44,997	36,259	78,439	63,380

Interest expense	98	112	269	240
Other expense (income), net	220	84	164	(17)

Earnings Before Income Taxes	44,679	36,063	78,006	63,157

Income taxes	14,700	11,600	25,700	20,500

Net Earnings	$29,979	$24,463	$52,306	$42,657

Basic Net Earnings
Per Common Share	$.43	$.36	$.76	$.61

Diluted Net Earnings
Per Common Share	$.43	$.35	$.74	$.60

Cash Dividends Declared
Per Common Share	$.09	$.06	$.19	$.11

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 25, 2004	Dec. 26, 2003
ASSETS

Current Assets
Cash and cash equivalents	$32,439	$112,118
Accounts receivable, less allowances of
$5,600 and $5,700	110,423	98,853
Inventories	34,568	29,018
Deferred income taxes	15,759	14,909
Other current assets	1,430	1,208

Total current assets	194,619	256,106

Property, Plant and Equipment
Cost	223,471	221,233
Accumulated depreciation	(131,328)	(126,916)

	92,143	94,317

Prepaid Pension	26,499	25,444
Goodwill	9,199	9,199
Other Intangible Assets, net	9,546	10,622
Other Assets	2,660	1,702

	$334,666	$397,390

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$8,568	$4,189
Trade accounts payable	20,087	15,752
Salaries, wages and commissions	13,780	16,384
Accrued insurance liabilities	9,699	9,939
Accrued warranty and service liabilities	9,380	9,227
Income taxes payable	6,359	5,981
Dividends payable	6,461	110,304
Other current liabilities	18,853	16,171

Total current liabilities	93,187	187,947

Retirement Benefits and Deferred Compensation	31,532	30,567

Deferred Income Taxes	8,802	9,066

Shareholders' Equity
Common stock	69,229	46,040
Additional paid-in capital	95,585	81,405
Retained earnings	37,449	43,295
Other, net	(1,118)	(930)

Total shareholders' equity	201,145	169,810

	$334,666	$397,390

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003
Cash Flows from Operating Activities

Net Earnings	$52,306	$42,657
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	9,076	9,199
Deferred income taxes	(958)	(1,214)
Tax benefit related to stock options exercised	4,000	1,200
Change in:
Accounts receivable	(11,970)	(6,472)
Inventories	(5,586)	(3,042)
Trade accounts payable	4,359	(1,779)
Salaries, wages and commissions	(2,556)	(2,547)
Retirement benefits and deferred compensation	(551)	1,479
Other accrued liabilities	3,027	1,852
Other	216	(89)

	51,363	41,224

Cash Flows from Investing Activities

Property, plant and equipment additions	(6,377)	(7,298)
Proceeds from sale of property, plant and equipment	115	102
Capitalized software additions	(802)	--
Acquisition of business	--	(13,514)

	(7,064)	(20,710)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	13,367	9,625
Payments on notes payable and lines of credit	(8,961)	(16,947)
Common stock issued	12,146	6,772
Common stock retired	(23,773)	(55,496)
Cash dividends paid	(116,998)	(7,686)

	(124,219)	(63,732)

Effect of exchange rate changes on cash	241	(1,369)

Net increase (decrease) in cash and cash equivalents	(79,679)	(44,587)

Cash and cash equivalents

Beginning of year	112,118	103,333

End of period	$32,439	$58,746

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 25, 2004, and the related statements of earnings for the thirteen and twenty-six weeks ended June 25, 2004 and June 27, 2003, and cash flows for the twenty-six weeks ended June 25, 2004 and June 27, 2003 have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 25, 2004, and the results of operations and cash flows for all periods presented.

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

3.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net earnings available to
common shareholders	$29,979	$24,463	$52,306	$42,657

Weighted average shares
outstanding for basic
earnings per share	69,243	68,495	69,162	69,672

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	1,040	1,105	1,100	1,053

Weighted average shares
outstanding for diluted
earnings per share	70,283	69,600	70,262	70,725

Basic earnings per share	$.43	$.36	$.76	$.61
Diluted earnings per share	$.43	$.35	$.74	$.60

4.

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net earnings

As reported	$29,979	$24,463	$52,306	$42,657
Stock-based compensation,
net of related tax effects	843	1,037	1,716	2,074

Pro forma	$29,136	$23,426	$50,590	$40,583

Net earnings per common
share

Basic as reported	$.43	$.36	$.76	$.61
Basic pro forma	.42	.34	.73	.58
Diluted as reported	.43	.35	.74	.60
Diluted pro forma	.41	.34	.72	.57

5.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Pension Benefits
Service cost	$1,025	$886	$2,085	$1,772
Interest cost	2,182	2,051	4,361	4,102
Expected return on assets	(3,523)	(2,497)	(7,048)	(4,995)
Amortization and other	113	212	258	425

Net periodic benefit cost (credit)	$(203)	$652	$(344)	$1,304

Postretirement Medical
Service cost	$135	$172	$385	$343
Interest cost	363	371	751	742
Amortization of net loss	114	89	226	179

Net periodic benefit cost	$612	$632	$1,362	$1,264

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Company has not yet determined the effect of the Act, if any, on the retirement medical plan. Consequently, measures of the accumulated postretirement benefit obligation or net periodic benefit cost do not reflect any effects of the Act on the plan.

6.

Total comprehensive income in 2004 was $30.0 million in the second quarter and $51.9 million year-to-date. In 2003, comprehensive income was $24.5 million for the second quarter and $42.9 million for the six-month period. There have been no significant changes to the components of comprehensive income from those noted on the 2003 Form 10-K.

7.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 25, 2004 and June 27, 2003 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net Sales

Industrial/Automotive	$66,471	$57,685	$129,722	$110,102
Contractor	81,610	76,906	140,585	131,744
Lubrication	12,084	11,773	24,840	24,178

Consolidated	$160,165	$146,364	$295,147	$266,024

Operating Earnings

Industrial/Automotive	$20,607	$15,284	$41,368	$29,272
Contractor	23,463	19,936	35,480	30,693
Lubrication	2,648	2,440	5,650	5,587
Unallocated Corporate
expenses	(1,721)	(1,401)	(4,059)	(2,172)

Consolidated	$44,997	$36,259	$78,439	$63,380

8.	Major components of inventories were as follows (in thousands):

	June 25, 2004	Dec 26, 2003

Finished products and components	$ 27,297	$ 25,548

Products and components in various stages
of completion	16,438	16,464

Raw materials and purchased components	18,676	15,408

	62,411	57,420

Reduction to LIFO cost	(27,843)	(28,402)

	$ 34,568	$ 29,018

9.	Information related to other intangible assets follows (in thousands):

	Gross Carrying Value		Accumulated Amortization
	June 25, 2004	Dec. 26, 2003	June 25, 2004	Dec. 26, 2003
Subject to Amortization:
Customer lists and
distribution network	$3,765	$8,336	$1,167	$4,980
Trademarks, trade names
and non-compete agreements	1,494	2,803	544	1,622

Patents and other	1,241	1,241	523	436

	6,500	12,380	$2,234	$7,038

Not Subject to
Amortization:
Brand name	5,280	5,280

	$11,780	$17,660

Amortization of intangibles was $.5 million in the second quarter of 2004 and $1.1 million year-to-date. Estimated annual amortization is as follows: $1.7 million in 2004, $1.1 million in 2005, $.9 million in 2006, $.9 million in 2007, $.4 million in 2008 and $.3 million thereafter.

10.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended June 25, 2004	Year Ended Dec. 26, 2003

Balance, beginning of year	$9,227	$6,294
Charged to expense	3,994	9,490
Margin on parts sales reversed	1,529	4,697
Reductions for claims settled	(5,370)	(11,254)

Balance, end of period	$9,380	$9,227

11.

The Company has been named as a defendant in a number of lawsuits alleging bodily injury as a result of exposure to asbestos or silica. None of the suits make any allegations specifically regarding the Company or any of its products. Management does not know why the Company was included in the suits along with hundreds of other defendants. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

Item 2.	GRACO INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Increased sales, improved gross margin rates and controlled spending increases resulted in a 23 percent increase in both the quarter and year-to-date net earnings. Stronger foreign currencies versus the U.S. dollar helped to increase second quarter and year-to-date results when compared to 2003. Translated at consistent exchange rates, second quarter and year-to-date net earnings increased by 18 percent and 14 percent, respectively.

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.8	48.1	46.3	47.8
Gross Profit	53.2	51.9	53.7	52.2
Product development	3.4	2.9	3.6	3.3
Selling, marketing and distribution	15.7	17.3	16.7	18.1
General and administrative	6.0	6.9	6.8	7.0
Operating Earnings	28.1	24.8	26.6	23.8
Interest expense	0.1	0.1	0.1	0.1
Other (income) expense, net	0.1	0.1	0.1	--
Earnings Before Income Taxes	27.9	24.6	26.4	23.7
Income taxes	9.2	7.9	8.7	7.7
Net Earnings	18.7%	16.7%	17.7%	16.0%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
By Segment

Industrial/Automotive	$66,471	$57,685	$129,722	$110,102
Contractor	81,610	76,906	140,585	131,744
Lubrication	12,084	11,773	24,840	24,178

Consolidated	$160,165	$146,364	$295,147	$266,024

By Geographic Area

Americas[1]	$107,767	$102,805	$197,042	$184,995
Europe[2]	33,078	27,172	60,992	50,737
Asia Pacific	19,320	16,387	37,113	30,292

Consolidated	$160,165	$146,364	$295,147	$266,024

[1] North and South America, including the U.S.
[2] Europe, Africa and Middle East

Industrial/Automotive segment sales increased 15 percent for the quarter and 18 percent year-to date. Translated at consistent exchange rates, sales were up 13 percent for both the quarter and year-to-date. The segment experienced growth in all three geographic regions and across all major product categories. New product introductions also contributed to sales growth, including the ProMix™ II and ProMix Easy units, which were launched in the second quarter.

Contractor segment sales increased 6 percent for the quarter and 7 percent year-to-date. Translated at consistent exchange rates, sales were up 5 percent for both the quarter and year-to-date. Sales increased in all geographic regions, with strong volume increases in Europe and Asia Pacific. In the Americas, sales were higher in the professional paint store channel but decreased in the home center channel. Sales in the professional paint store channel were aided by demand for new products, including the new Ultra® Max II sprayers. In the home center channel, sales were strong in the second quarter of 2003 due to a new product introduction.

Lubrication segment sales were up 3 percent for both the quarter and year-to-date. Translated at consistent exchange rates, sales were up 2 percent for the quarter and 1 percent year-to-date.

Gross Profit

Gross margin rate was higher for the quarter and year-to-date. Factors contributing to the improvement include higher production volumes, improved productivity, reduced facility costs, product mix (higher proportion of Industrial / Automotive sales) and favorable currency translation rates.

Operating Expenses

Operating expenses for the quarter were virtually flat compared to last year. Planned increases in product development spending were substantially offset by decreases in other areas. Year-to-date operating expenses increased by 6 percent but decreased as a percentage of sales. Increases in product development spending, currency translation effects and higher Foundation contributions all contributed to the increase in year-to-date operating expenses. Changes in marketing programs resulted in lower marketing expenses, but terms of certain new programs resulted in costs being recorded as a reduction of sales or as warranty expense.

Year-to-date operations include a pension benefit credit of $.3 million compared to $1.3 million of expense in the same period last year. This change resulted from the increase in pension plan assets due to investment gains and the $20 million voluntary contribution made in 2003. Pension income/expense is allocated based on related salaries and wages, approximately 45 percent to cost of products sold and 55 percent to operating expenses.

Liquidity and Capital Resources

Significant uses of cash in the first half of 2004 included $117 million of dividends paid (including $104 million for a one-time special dividend) and $24 million for purchases and retirement of Company common stock.

The Company has announced that it intends to open a manufacturing facility in the Shanghai region of China sometime in the second half of 2005. The leased facility will be approximately 50,000 square feet and will require approximately $4 million in capital equipment and leasehold improvements.

The Company had unused lines of credit available at June 25, 2004 totaling $47 million. Cash balances of $32 million at June 25, 2004, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including its capital expenditure plan.

Management has not been able to identify leading economic indicators that predict future Company results. Management is encouraged by the strong underlying demand for Industrial / Automotive products across all regions and major product categories. The Contractor segment continues to grow, driven by a combination of new product introductions, favorable housing conditions and continued underlying growth in both Europe and Asia. Results indicate that a worldwide economic recovery is underway. Management is forecasting that 2004 will be a year of higher sales and net earnings.

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

Changes in internal controls

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1	Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect on its operations or consolidated financial position. The Company has also been named as a defendant in a number of lawsuits alleging bodily injury as a result of exposure to asbestos, and a number of lawsuits alleging bodily injury as a result of exposure to silica. All of these lawsuits have multiple (most in excess of 100) defendants, and several have multiple plaintiffs. None of the suits make any allegations specifically regarding the Company or any of its products. A substantial portion of the cost and potential liability for these cases is covered by insurance, although the exact extent of insurance coverage cannot be determined at this time because the cases are in the early stages of the litigation process and the allegations are so indefinite. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities 1

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec 27, 2003 - Jan 23, 2004	--	--	--	2,360,850

Jan 24, 2004 - Feb 20, 2004	294,782	$27.42	293,550	3,000,000

Feb 21, 2004 - Mar 26, 2004	258,201	$27.57	234,000	2,766,000

Mar 27, 2004 - Apr 23, 2004	15,393	$29.15	10,000	2,756,000

Apr 24, 2004 - May 21, 2004	284,800	$28.33	284,800	2,471,200

May 22, 2004 - Jun 25, 2004	303	$29.71	--	2,471,200

1 All share and per share data reflects the three-for-two stock splits distributed on June 6, 2002 and March 30, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 23, 2004, five directors were elected to the Board of Directors with the following votes:

	For	Withheld
Jack W. Eugster	40,042,545	275,076
J. Kevin Gilligan	39,352,737	964,885
Mark H. Rauenhorst	39,940,692	376,930
William G. Van Dyke	39,346,770	970,852
R. William Van Sant	40,066,759	250,863

At the same meeting, the selection of Deloitte & Touche LLP as independent auditors for the current year was approved and ratified, with the following votes:

For	Against	Abstentions	Broker Non-Vote
38,464,772	1,771,461	81,388	--

No other matters were voted on at the meeting.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

		31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a)

		31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a)

		32	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

	(b)	Reports on Form 8-K

The following Current Report on Form 8-K was furnished during the quarter ended June 25, 2004: On April 16, 2004, Graco Inc. furnished a Current Report on Form 8-K to furnish its earnings release for the quarter ended March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	July 26, 2004	By:	/s/David A. Roberts

David A. Roberts
President and Chief Executive Officer
Date:	July 26, 2004	By:	/s/James A. Graner

James A. Graner
Vice President and Controller
Date:	July 26, 2004	By:	/s/Mark W. Sheahan

Mark W.Sheahan
Vice President and Treasurer