Form 10-Q
period 2004-09-24
GRACO INC
filed 2004-10-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 24, 2004

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

69,132,000 common shares were outstanding as of October 19, 2004.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	11-14

	Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15-16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 6.	Exhibits	17

SIGNATURES			18

EXHIBITS

PART I

GRACO INC. AND SUBSIDIARIES
Item I.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003

Net Sales	$149,066	$133,788	$444,213	$399,812

Cost of products sold	66,946	62,385	203,547	189,474

Gross Profit	82,120	71,403	240,666	210,338

Product development	5,231	4,464	15,798	13,265
Selling, marketing and distribution	24,449	23,794	73,976	71,979
General and administrative	9,195	9,111	29,208	27,680

Operating Earnings	43,245	34,034	121,684	97,414

Interest expense	115	146	384	386
Other expense (income), net	113	377	277	360

Earnings Before Income Taxes	43,017	33,511	121,023	96,668

Income taxes	14,200	10,800	39,900	31,300

Net Earnings	$28,817	$22,711	$81,123	$65,368

Basic Net Earnings
Per Common Share	$.42	$.33	$1.17	$.94

Diluted Net Earnings
Per Common Share	$.41	$.32	$1.15	$.93

Cash Dividends Declared
Per Common Share	$.09	$.06	$.28	$.17

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sept 24, 2004	Dec 26, 2003
ASSETS

Current Assets
Cash and cash equivalents	$56,273	$112,118
Accounts receivable, less allowances
of $5,600 and $5,700	102,488	98,853
Inventories	39,108	29,018
Deferred income taxes	15,791	14,909
Other current assets	1,961	1,208
Total current assets	215,621	256,106

Property, Plant and Equipment
Cost	225,920	221,233
Accumulated depreciation	(134,948)	(126,916)
	90,972	94,317

Prepaid Pension	27,027	25,444
Goodwill	9,199	9,199
Other Intangible Assets	9,253	10,622
Other Assets	2,648	1,702
	$354,720	$397,390

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$5,883	$4,189
Trade accounts payable	18,096	15,752
Salaries, wages and commissions	17,180	16,384
Accrued insurance liabilities	8,750	9,939
Accrued warranty and service liabilities	8,972	9,227
Income taxes payable	9,584	5,981
Dividends payable	6,452	110,304
Other current liabilities	20,993	16,171
Total current liabilities	95,910	187,947

Retirement Benefits and Deferred Compensation	31,864	30,567

Deferred Income Taxes	8,927	9,066

Shareholders' Equity
Common stock	69,103	46,040
Additional paid-in capital	98,335	81,405
Retained earnings	51,618	43,295
Other, net	(1,037)	(930)
Total shareholders' equity	218,019	169,810
	$354,720	$397,390

See notes to consolidated financial statements

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003
Cash Flows from Operating Activities

Net Earnings	$81,123	$65,368
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	13,333	13,568
Deferred income taxes	(985)	(764)
Tax benefit related to stock options exercised	5,500	3,200
Change in:
Accounts receivable	(3,740)	2,077
Inventories	(10,112)	957
Trade accounts payable	2,353	(1,539)
Salaries, wages and commissions	800	(547)
Retirement benefits and deferred compensation	(777)	2,173
Other accrued liabilities	7,015	47
Other	(152)	223
	94,358	84,763

Cash Flows from Investing Activities

Property, plant and equipment additions	(9,184)	(10,934)
Proceeds from sale of property, plant and equipment	126	109
Capitalized software additions	(856)	--
Acquisition of business	--	(13,514)
	(9,914)	(24,339)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	20,943	12,588
Payments on notes payable and lines of credit	(19,186)	(21,217)
Common stock issued	14,075	9,427
Common stock retired	(32,773)	(55,496)
Cash dividends paid	(123,460)	(11,460)
	(140,401)	(66,158)
Effect of exchange rate changes on cash	112	(1,606)
Net increase (decrease) in cash and cash equivalents	(55,845)	(7,340)

Cash and cash equivalents

Beginning of year	112,118	103,333
End of period	$56,273	$95,993

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 24, 2004, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 24, 2004 and September 26, 2003, and cash flows for the thirty-nine weeks ended September 24, 2004 and September 26, 2003 have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 24, 2004, and the results of operations and cash flows for all periods presented.

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

3.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003
Net earnings available to
common shareholders	$28,817	$22,711	$81,123	$65,368

Weighted average shares
outstanding for basic
earnings per share	69,176	68,777	69,167	69,374

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	1,067	1,240	1,089	1,116

Weighted average shares
outstanding for diluted
earnings per share	70,243	70,017	70,256	70,490

Basic earnings per share	$.42	$.33	$1.17	$.94
Diluted earnings per share	$.41	$.32	$1.15	$.93

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003
Net earnings

As reported	$28,817	$22,711	$81,123	$65,368
Stock-based compensation, net
of related tax effects	878	970	2,594	3,044

Pro forma	$27,939	$21,741	$78,529	$62,324

Net earnings per
common share

Basic as reported	$.42	$.33	$1.17	$.94
Basic pro forma	.40	.32	1.14	.90
Diluted as reported	.41	.32	1.15	.93
Diluted pro forma	.40	.31	1.12	.88

5.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003
Pension Benefits
Service cost	$982	$886	$3,067	$2,658
Interest cost	2,193	2,051	6,554	6,153
Expected return on assets	(3,524)	(2,498)	(10,571)	(7,493)
Amortization and other	5	213	263	638
Net periodic benefit cost (credit)	$(344)	$652	$(687)	$1,956

Postretirement Medical
Service cost	$193	$171	$578	$514
Interest cost	375	370	1,126	1,112
Amortization of net loss	113	90	339	269
Net periodic benefit cost	$681	$631	$2,043	$1,895

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Company’s retirement medical plan is not eligible for the Medicare subsidy under the Act.

6.

Total comprehensive income in 2004 was $28.8 million in the third quarter and $80.8 million year-to-date. In 2003, comprehensive income was $22.7 million for the third quarter and $65.6 million for the nine-month period. There have been no significant changes to the components of comprehensive income from those noted on the 2003 Form 10-K.

7.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 24, 2004 and September 26, 2003 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003
Net Sales

Industrial/Automotive	$67,305	$57,276	$197,027	$167,378
Contractor	68,620	65,316	209,205	197,060
Lubrication	13,141	11,196	37,981	35,374
Consolidated	$149,066	$133,788	$444,213	$399,812

Operating Earnings

Industrial/Automotive	$22,612	$16,981	$63,980	$46,253
Contractor	18,670	17,493	54,150	48,186
Lubrication	3,446	1,549	9,096	7,136
Unallocated Corporate
expenses	(1,483)	(1,989)	(5,542)	(4,161)
Consolidated	$43,245	$34,034	$121,684	$97,414

8.	Major components of inventories were as follows (in thousands):

	Sept 24, 2004	Dec 26, 2003

Finished products and components	$30,160	$25,548

Products and components in various stages
of completion	16,760	16,464

Raw materials and purchased components	19,437	15,408

	66,357	57,420

Reduction to LIFO cost	(27,249)	(28,402)

	$39,108	$29,018

9.	Information related to other intangible assets follows (in thousands):

	September 24, 2004			December 26, 2003
	Original Cost	Amorti- zation	Book Value	Original Cost	Amorti- zation	Book Value
Customer lists and
distribution network	$3,765	$1,354	$2,411	$8,336	$4,980	$3,356

Trademarks, trade names
and non-compete
agreements	1,494	606	888	2,803	1,622	1,181

Patents and other	1,241	567	674	1,241	436	805
	6,500	$2,527	3,973	12,380	$7,038	5,342

Not Subject to
Amortization:
Brand name	5,280		5,280	5,280		5,280
	$11,780		$9,253	$17,660		$10,622

Amortization of intangibles was $0.3 million in the third quarter of 2004 and $1.4 million year-to-date. Estimated annual amortization is as follows: $1.7 million in 2004, $1.1 million in 2005, $0.9 million in 2006, $0.9 million in 2007, $0.4 million in 2008 and $0.3 million thereafter.

10.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sept 24, 2004	Year Ended Dec 26, 2003

Balance, beginning of year	$9,227	$6,294
Charged to expense	5,531	9,490
Margin on parts sales reversed	2,065	4,697
Reductions for claims settled	(7,851)	(11,254)
Balance, end of period	$8,972	$9,227

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Increased sales and higher gross margin rates resulted in a 27 percent increase in net earnings for the quarter and a 24 percent increase year-to-date. Factors contributing to the improved results include better economic conditions, controlled spending increases, and favorable foreign currency translation rates. Translated at consistent exchange rates, third quarter and year-to-date net earnings increased by 21 percent and 17 percent, respectively.

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	44.9	46.6	45.8	47.4
Gross Profit	55.1	53.4	54.2	52.6
Product development	3.5	3.4	3.5	3.3
Selling, marketing and distribution	16.4	17.8	16.7	18.0
General and administrative	6.2	6.8	6.6	6.9
Operating Earnings	29.0	25.4	27.4	24.4
Interest expense	0.1	0.1	0.1	0.1
Other (income) expense, net	0.1	0.3	--	0.1
Earnings Before Income Taxes	28.8	25.0	27.3	24.2
Income taxes	9.5	8.0	9.0	7.9
Net Earnings	19.3%	17.0%	18.3%	16.3%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 24, 2004	Sept 26, 2003	Sept 24, 2004	Sept 26, 2003
By Segment

Industrial/Automotive	$ 67,305	$ 57,276	$197,027	$167,378
Contractor	68,620	65,316	209,205	197,060
Lubrication	13,141	11,196	37,981	35,374
Consolidated	$149,066	$133,788	$444,213	$399,812

By Geographic Area

Americas[1]	$100,621	$ 93,307	$297,663	$278,303
Europe[2]	29,533	24,383	90,525	75,119
Asia Pacific	18,912	16,098	56,025	46,390
Consolidated	$149,066	$133,788	$444,213	$399,812

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Industrial/Automotive segment sales increased 18 percent for the both the quarter and year-to date. Translated at consistent exchange rates, sales increased 14 percent for the quarter and 13 percent year-to-date. Sales in this segment grew in all three geographic regions and across all major product categories. New product introductions contributed to sales growth, including the ProMix™ II and ProMix Easy units, which were launched in the second quarter.

Contractor segment sales increased 5 percent for the quarter and 6 percent year-to-date. Translated at consistent exchange rates, sales were up 4 percent for the quarter and 5 percent year-to-date. Sales increased in all geographic regions, with strong volume increases in Europe and Asia Pacific. In the Americas, sales were higher in both the professional paint store channel and in the home center channel. Sales were aided by demand for new products, including the new Ultra® Max II sprayers and a new texture unit.

Lubrication segment sales were up 17 percent for the quarter and 7 percent year-to-date. Translated at consistent exchange rates, sales were up 16 percent for the quarter and 6 percent year-to-date. Sales increased in all geographic regions, with most of the increase from the Americas. New product introductions include the Mini Fire-Ball oil pump released for sale in August.

Gross Profit

Gross margin rate was higher for the quarter and year-to-date. The effect of higher material costs on margin rate was more than offset by the favorable effects of production volume, productivity, favorable foreign currency translation rates and pension costs.

Operating Expenses

Operating expenses for the quarter were 4 percent higher than the third quarter last year and 5 percent higher year-to-date. Operating expenses for both the quarter and year-to-date decreased as a percentage of sales. The Company increased spending on product development to meet its stated objective of creating sales growth from new products. Changes in currency translation rates contributed significantly to the increase in selling, marketing and distribution expenses. Year-to-date contributions to the Company’s charitable foundation (included in general and administrative expenses) were $2.7 million in 2004 compared to $1.1 million last year.

Year-to-date operations include a pension benefit credit of $.7 million compared to $2 million of expense in the same period last year. This change resulted from the increase in pension plan assets due to investment gains and the $20 million voluntary contribution made in the fourth quarter of 2003. Pension income / expense is allocated based on related salaries and wages, approximately 45 percent to cost of products sold and 55 percent to operating expenses.

Liquidity and Capital Resources

Significant uses of cash in the first nine months of 2004 included $123 million of dividends paid (including $104 million for a one-time special dividend) and $33 million for purchases and retirement of Company common stock. Inventories have increased to support higher sales and from actions taken to improve customer service.

The Company has announced that it intends to open a manufacturing facility in the Shanghai region of China sometime in the second half of 2005. The facility will be approximately 50,000 square feet and will require approximately $4 million in capital investment.

The Company had unused lines of credit available at September 24, 2004 totaling $48 million. Subsequent to the end of the quarter, the Company obtained an additional $20 million uncommitted line of credit. Cash balances of $56 million at September 24, 2004, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including its capital expenditure plan.

Outlook

Management has not been able to identify economic indicators that predict future Company results. The Company has experienced sales growth from favorable economic conditions and has leveraged fixed costs to improve profitability. Management is encouraged by these results, especially given the substantial price increases the Company has experienced for raw materials like steel. Management will attempt to protect the Company’s margins by increasing prices in 2005 and continuing to reduce manufacturing costs and improve efficiencies. While management is uncertain as to the duration of the economic recovery, it is cautiously optimistic that favorable conditions will remain for the balance of 2004 and into early 2005. Management is looking forward to the prospects for further growth as it pursues its strategies of developing new product, entering new markets, expanding distribution and making strategic acquisitions.

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

Item 1.    Legal Proceedings

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

In addition to shares purchased under the plan, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises.

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jun 26, 2004 - Jul 23, 2004	--	--	--	2,471,200

Jul 24, 2004 - Aug 20, 2004	245,678	$30.60	236,800	2,234,400

Aug 21, 2004 - Sep 24, 2004	47,800	$31.00	47,800	2,186,600

[1]	All share and per share data reflects the three-for-two stock splits distributed on June 6, 2002 and March 30, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a)

	31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a)

	32	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	October 22, 2004	By:	/s/David A. Roberts

David A. Roberts
President and Chief Executive Officer
Date:	October 22, 2004	By:	/s/James A. Graner

James A. Graner
Vice President and Controller
Date:	October 22, 2004	By:	/s/Mark W. Sheahan

Mark W.Sheahan
Vice President and Treasurer