Form 10-K
period 2004-12-31
GRACO INC
filed 2005-02-28
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File No. 001-09249

Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
None

As of February 22, 2005, 69,032,904 shares of Common Stock were outstanding.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of approximately 68,867,984 shares held by non-affiliates of the registrant was approximately $2.0 billion on June 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2005, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

Item 1. Business

General Information

Graco Inc. (“Graco” or “the Company”) supplies systems and equipment for the management of fluids in industrial, commercial and vehicle lubrication applications. The Company’s products help customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco Inc. is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment, and became a public company in 1969.

Headquartered in Minneapolis, Minnesota, Graco serves customers around the world in the manufacturing, process, construction and maintenance, and vehicle lubrication industries. It designs, manufactures and markets systems and equipment to move, measure, mix, proportion, control, dispense and spray a wide variety of fluids and viscous materials.

Graco’s strategic objectives include: increasing the proportion of sales outside North America, expanding its distribution network, penetrating new markets and actively pursuing focused acquisitions where the Company can add significant value. The Company’s long term financial targets include: growing revenue by 10 percent and net earnings by 12 percent per year; achieving returns on sales exceeding 10 percent, on assets of at least 15 percent and on equity of at least 20 percent; generating at least 30 percent of each year’s sales from products introduced in the last three years; and generating at least 5 percent of each year’s sales from markets entered in the last three years. Initiatives for 2005 include the establishment of regional manufacturing, expansion of global sourcing and investment in emerging markets.

Operating Segment Information; Geographic Information

Graco’s businesses are classified by management into three operating segments: Industrial/Automotive Equipment, Contractor Equipment and Lubrication Equipment. Financial information concerning these operating segments is set forth in Part II, Item 7, at page 14, and in Note B to the Consolidated Financial Statements. Financial information about geographic areas is set forth in Note B to the Consolidated Financial Statements.

Industrial/Automotive Equipment

Graco’s Industrial/Automotive Equipment segment designs, markets and sells equipment for the following applications: sealants and adhesives, process, finishing (including automotive refinishing), and protective coatings. The markets served include firms that manufacture, assemble, repair, and refinish a wide variety of equipment, including: automobiles and components, wood products, railcars, ships and other marine equipment, aircraft and other aerospace equipment, farm and construction equipment, and trucks, buses and recreational vehicles.

Products offered by the Industrial/Automotive Equipment segment include air, electric and hydraulic-powered pumps that pressurize and transfer single and plural component paints, stains, chemicals, foams, protective coatings, sealants, adhesives, food, and other viscous materials through various application devices, including airless, air-assisted airless, electrostatic, HVLP (high volume-low pressure), and air spray guns. Fluid pressures ranging from 5 to more than 7,250 pounds per square inch and flow rates from .02 ounces to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules, and a complete line of parts and accessories, including advanced controllers and single and plural component precision dispense valves, are also offered.

Industrial/Automotive equipment is sold worldwide direct to end users and through general and specialized distributors, integrators, warehouse distributors, jobbers, manufacturer representatives and original equipment manufacturers. Distributors promote and sell the equipment, provide product application expertise, and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Warehouse distributors and jobbers are prevalent in the automobile refinishing market. Original equipment manufacturers incorporate individual Graco products into their general equipment offerings to their customers.

Products marketed by the Industrial/Automotive Equipment segment are manufactured in Minneapolis, Minnesota and Sioux Falls, South Dakota. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Important drivers of product development in the Industrial/Automotive Equipment segment are the desire by customers to improve quality and increase productivity by using new materials and/or upgrading or automating production processes, the desire to manage costs by controlling and reducing the amount of material used and/or waste generated, and the need to modify processes in order to meet environmental and other governmental regulations.

Graco is developing new products for the global marketplace and expanding its distribution throughout the world in order to achieve optimum market coverage.

Recent Developments. In the spring of 2004, the Company relocated the manufacturing of Sharpe® products from Santa Fe Springs, California to the Company’s facility in Sioux Falls, South Dakota, to take full advantage of the manufacturing capability in the Sioux Falls plant and realize cost reductions from the elimination of duplicate facilities. The marketing and sale of Sharpe spray guns, Infratech™ paint curing systems and air supply accessories are now managed within the finishing product application category, based in Minneapolis, Minnesota.

The Company introduced the Finex™ air spray gun line, with HVLP, mini-HVLP and conventional gravity feed models in the spring of 2004. These guns are lightweight, well-balanced and designed for the budget-minded painter who demands a high-quality tool.

Graco released the Xtreme Mix™ 185 portable plural component sprayer in the spring of 2004. This sprayer, rated at 4,700 pounds per square inch (500 bar), is designed for easy movement around the jobsite in the shipbuilding, bridge and tank coating industries. The sprayer has auto shutdown and alarm features which prevent off-ratio spraying, and a data reporting capability to verify correct proportioning. A recirculation system keeps material in suspension and allows preheating before spraying.

In May 2004, the Company released the ProMix Easy™ and the ProMix II™ which, along with the PrecisionMix®, provide a full line of electronic plural component proportioning systems. The ProMix Easy offers a complete line of entry-level electronic proportioning systems that mix most two-component solventborne and waterborne epoxies, polyurethanes and acid-catalyzed varnishes for the general metal, wood and furniture, farm and construction, truck and bus, aerospace and electronics industries. User-friendly controls allow easy operation in both pump (airless, air-assisted airless and air spray) and metered applications, and an intrinsically-safe controller permits use in hazardous environments. The ProMix II, the next generation of ProMix technology, offers precise and reliable electronic proportioning for multi-color applications. With user-friendly controls, an intrinsically-safe controller, programmable flushing and filling, and advanced potlife controls, this meter-based system offers cost and material savings to those operators still using hand mixing or a mechanical proportioner.

The Company qualified for inclusion in the Ford Motor Company’s Q1 2002 program in May 2004. Eligibility for this program requires a supplier to have both an ISO 9001 certification and an ISO 14001 environmental certification, a quality operating system, meet or exceed a base level of quality and receive employee endorsements from the supplier’s Ford customers. The Ford Q1 program provides Ford suppliers with the benefit of preferred status for new sourcing, recognition, publicity and advertising privileges, and eligibility for the Ford World Excellence Award.

In early July 2004, a new automated warehouse system was installed in the Minneapolis distribution center.

Throughout the year additional application devices were introduced to extend the capabilities of the Fusion™ plural component spray gun and Reactor™ proportioning system into new niche markets. The Fusion solvent-purge spray gun is designed to apply two component materials to fiberglass enclosures, the Fusion pour gun dispenses foam insulation into the cavities of refrigerators and similar equipment, and the Fusion automatic spray gun can be used with robots and other automatic spraying systems.

In September 2004, Graco introduced the Delta Spray® XT series of spray guns, in manual air spray, HVLP and compliant models. The XT HVLP model satisfies strict US environmental regulations and the XT Compliant model meets European environmental requirements. These guns, which will accept pressure, siphon or gravity feeds, have four universal nozzle sizes for easy adaptation to different paint coatings, improved balance, a detachable fluid housing for fast and easy cleanup and a more consistent finish. In the spring of 2004, Graco and the Automotive Aftermarket Division of the 3M Company formed an alliance to offer similar spray guns in a private label version to the automotive aftermarket as a complement to 3M’s Paint Preparation System.

In the late fall of 2004, Graco introduced the XTR-7™ Airless Spray Gun, with a maximum fluid pressure of 7,250 pounds per square inch (500 bar). The gun offers an insulated handle for use with heated fluids, an EasyGlide™ swivel for maneuverability and an easily removable filter. The XTR-7 is designed to handle the high pressure output needed to spray the high solids coatings and epoxies used in the shipbuilding, railcar and structural steel, tank and pipe coating industries.

Late in 2004, Graco introduced a series of quick-set proportioners designed to handle hybrid materials with cure rates between one and fifteen minutes, including hybrid polyurethanes, epoxies and plural-component materials. These coatings are used to coat water containment surfaces, including surfaces in wastewater treatment plants, sewers, secondary containment areas, and pipes and tanks. The Xtreme Mix proportioner is portable and provides on-demand selectable ratio proportioning from 1:1 to 10:1 and data reporting capabilities. The Hydra-Cat® proportioner is stationary and offers mechanical fixed ratio proportioning in 1:1, 2:1, 3:1 and 4:1 configurations. Mixing and atomizing can be achieved through a remote mix manifold, static mixer and airless spray guns.

Effective January 1, 2005, the Company acquired Liquid Control Corporation of North Canton, Ohio, and its affiliated companies, Profill Corporation, Decker Industries and Liquid Control Ltd. of Wellingborough, U.K. Liquid Control designs, manufactures and sells single and plural component resin dispensing equipment and systems, including general and electronic assembly, fabrication, composite manufacturing and polyurethane molding.

Effective February 4, 2005, the Company acquired Gusmer Corporation of Lakewood, New Jersey and its affiliate, Gusmer Europe S.L. of Vilanova, Spain. Gusmer designs, develops, manufactures and sells specialized two-component dispense equipment systems for polyesters, polyurethanes, polyureas and epoxies employed in the construction, transportation and marine industries for insulation and protective coating and for the manufacture of a wide variety of products.

Contractor Equipment

Graco’s Contractor Equipment segment designs and markets sprayers for the application of paint and other architectural coatings, and the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors who sell to contractors in the painting, roofing, texture, corrosion control and line striping markets. The segment offers equipment that gives contractors and do-it-yourself users the opportunity to produce a high quality finish at high production rates with sprayers that are durable and easy to use.

The segment’s primary product lines are airless paint sprayers and associated parts and accessories, such as hose, spray guns, filters, valves and tips. Also offered are pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. HVLP (high volume-low pressure) equipment provides the ability to spray a fine finish with reduced overspray. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch, and flow rates up to 4 gallons per minute, are available. Pumps powered by electricity, air, hydraulics, and gasoline engines are available. Replacement and maintenance parts, such as packings and seals, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

The equipment is sold primarily through retail stores that sell paint and other coatings, and secondarily through general equipment distributors. In 2004, sales to The Sherwin-Williams Company, a paint manufacturer and retailer, were 10 percent of the Company’s consolidated sales. Graco markets a limited line of sprayers through the home center channel. In 2004, sales to The Home Depot, a home center retailer, totaled 10 percent of the Company’s consolidated sales. With the addition of a texture pump to the Home Depot product offering, Graco equipment is now offered through the Rental, Paint and Decor, and Building Supplies departments of Home Depot.

Graco sales personnel sell Graco-branded and private label equipment to the paint store, home center and rental agency channels. The ASM® product line of airless paint sprayers and spray guns, pressure washers and parts and accessories is promoted to these same channels largely through independent sales representatives.

Products for the contractor equipment markets are manufactured in Rogers and Minneapolis, Minnesota and Sioux Falls, South Dakota.

Recent Developments. In January 2004, Graco introduced the Ultra® 595 electric airless sprayer, an extension of the Ultra line. This sprayer supports tip sizes up to .026 inch and flow rates of up to 0.6 gallons per minute.

During the first half of 2004, Graco released the Ultra Max II line of airless sprayers. Ultra Max II sprayers contain a new totally-enclosed DC electric motor with more horsepower capacity and a lifetime motor warranty, a SmartControl™ pressure control with no moving parts, and a new AutoClean2™ system with new thread-on design and automatic shut-off with flush timer.

The TexSpray™ RTX 1500 was introduced in March 2004. This high-production texture sprayer has a RotoFlex™ HD pump with a “flow-through” design for the smooth delivery of both heavy and aggregated materials, a material operating pressure of 100 pounds per square inch, an automatic pressure unloader and a large 15 gallon hopper. This sprayer is distributed with the new TexSpray RTX 1500 Air Spray gun with oversized fluid passages for pumping heavy mud and larger aggregate.

In May 2004, the T-Max™ 405 was released. This texture machine was specifically designed to handle the larger aggregate sizes favored by European plasterers without the need in most instances for an air compressor. It is lightweight and easy to disassemble for cleaning. The T-Max 405 applies the texture material in an even layer without requiring substantial additional labor to smooth and finish.

In September 2004, the Company introduced the GH™ 230 and GH 300 airless sprayers. The units, powered by a hydraulic motor and capable of supporting .052 and .057 inch tips respectively, extend the performance capability of the segment’s gas-hydraulic platform.

The FieldLazer™ was introduced in December 2004. The unit, an extension of the Company’s LineLazer™ family of line striping equipment, works easily on grass and is designed to mark stripes on athletic fields.

The Graco 390™ electric airless sprayer was also launched in December 2004. It is a professional entry-level airless sprayer, that will support a .20 inch tip and provide a maximum flow rate of .4 gallons per minute.

During 2004, Home Depot introduced an In-Store-Service Initiative that removed the responsibility for the installation and maintenance of in-store product displays from product suppliers and assigned this responsibility to Home Depot or its designated contractors.

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

Products are distributed primarily through independent distributors worldwide, that are serviced by a network of independent sales representatives and direct sales generalists in foreign markets.

Products for the Lubrication Equipment markets are manufactured in Minneapolis, Minnesota.

Recent Developments. The Coolant King™, a used anti-freeze receiver, was introduced in May 2004. This unit is designed for draining anti-freeze in high volume service shops. Its distinctive green color allows users to differentiate it from the Oil King™ and avoid co-mingling different waste streams.

In August 2004, Graco launched the Mini-Fire-Ball® 225, a 3:1 air-operated piston oil pump. This pump is designed for low to medium volume use with bulk tanks and drums.

Sales of the Matrix™ Total Fluid Management System, first introduced in late 2002, were suspended in July 2003 because of field performance issues. The Company expects to reintroduce this product during the first half of 2005. The Matrix System provides wireless automated tracking and monitoring of vehicle fluids for car dealerships, fleet servicing centers, fast oil change centers and general vehicle servicing.

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

Graco sells its equipment worldwide principally through independent distributors. Manufacturers’ representatives are also used. In Japan, Korea and Europe, Graco equipment is sold to distributors through sales subsidiaries. In the People’s Republic of China, in addition to sales to independent distributors, a limited line of contractor equipment and some industrial/automotive equipment is sold to domestic distributors by a local subsidiary.

In 2004, Graco’s net sales in the Americas were $401.0 million, or approximately 66 percent of the Company’s consolidated net sales; in Europe, net sales were $124.5, million or approximately 21 percent; and in the Asia Pacific region, net sales were $79.5 million, or approximately 13 percent.

Research, Product Development and Technical Services

Graco’s research, development and engineering activities are organized by operating segment. The engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. During 2004, the Industrial/Automotive segment expanded its product development capabilities with increases in engineering, design and technical staff. The Company’s goal of generating at least 30 percent of each year’s sales from products introduced in the prior three years was exceeded in 2002 and 2003 and nearly achieved in 2004 with 29 percent coming from new products. All major research and development activities are conducted in facilities located in Minneapolis and Rogers, Minnesota. Total research and development expenditures were $22 million, $18 million and $18 million for 2004, 2003 and 2002, respectively.

Raw Materials

The primary materials used in the manufacturing process are: various alloys, sizes and hardness of steel, specialty stainless steel and aluminum bar stock, tubing and castings; electric motors; injection molded plastics; and electronic components. In general, the raw materials and components used are adequately available through multiple sources of supply. The Company continues to increase its global sourcing of materials and components.

The automated equipment used in many of the Company’s production processes requires special grades and sizes of bar stock and tubing to achieve maximum efficiency and productivity. During 2004, the Company experienced upward pressure on the price and decreased availability of steel, specialty stainless steel, aluminum and other metals. The Company is managing the price and availability fluctuations of various metals through more precise forecasts and long-term agreements. No work stoppages or price increases of the Company’s products are attributable to the shortage of raw material. Price and availability pressures in the steel market are expected to ease in 2005 as mills and foundries around the world respond to the sharp increase in demand experienced during 2004.

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

Competition

Graco faces substantial competition in all of its markets. The nature and extent of this competition varies in different markets due to the depth and breadth of the Company’s product lines. Product quality, reliability, design, customer support and service, specialized engineering and pricing are the major competitive factors in Graco’s markets. Although no competitor duplicates all of Graco’s products, some competitors are larger than the Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. The Company also faces competitors with different cost structures and expectations of profitability and these companies offer competitive products at lower prices. Graco believes it is one of the world’s leading producers of high-quality specialized fluid management equipment. It is not possible to determine its relative market position because of the absence of reliable industry-wide third-party data.

Environmental Protection

The Company’s compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during the fiscal year ending December 31, 2004.

Employees

As of December 31, 2004, the Company employed approximately 1,700 persons on a full-time basis. Of this total, approximately 250 were employees based outside the United States, and 750 were hourly factory workers in the United States. None of the Company’s U.S. employees is covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on the Company or its operations. The acquisition of Liquid Control Corporation and Gusmer Corporation and their affiliated companies added approximately 400 employees, approximately 100 of whom are based outside the United States.

Item 2. Properties

As of December 31, 2004, the Company’s principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

Type of Facility	Location	Gross Square Footage

Owned

Manufacturing/Warehouse/Office	Minneapolis, Minnesota	405,000
Office	Minneapolis, Minnesota	42,000
Manufacturing/Warehouse/Office/ Contractor Product Development and Marketing	Rogers, Minnesota	333,000
Corporate Headquarters/Lubrication and Industrial/Automotive Product Development and Marketing	Minneapolis, Minnesota	139,000
Manufacturing/Office	Sioux Falls, South Dakota	127,000
European Headquarters/Warehouse	Maasmechelen, Belgium	75,000

Leased

Office	Yokohama, Japan	18,500
Office/Warehouse	Gwangju-Gun, Korea (2 facilities)	14,500

The Company leases space for liaison offices and a warehouse in the People’s Republic of China.

Operations in the leased facility in Santa Fe Springs, California, ceased during the second quarter of 2004. Graco’s sublease on this facility terminated on August 31, 2004.

The facilities listed above are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. Manufacturing capacity generally met business demand in 2004, but there were periods when the Company had difficulty meeting expected delivery service levels. Demand for several newly introduced products substantially exceeded forecast. Foreign sourcing of components and materials has lengthened lead times and made the Company more dependent upon efficient and responsive transportation systems. Shortages of certain commodities like steel, stainless steel and aluminum, together with rising costs, have affected both the Company and its customers. Production requirements in the immediate future are expected to be met through existing production capabilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, and the use of available subcontract services.

In July 2004, the Company announced its intention to open a manufacturing facility in Suzhou, China in late 2005. The 50,000 square foot factory will be built to Graco specifications and is expected to produce lower technology products for worldwide distribution.

Effective January 1, 2005, Graco acquired the stock of Liquid Control Corporation (“Liquid Control”). Liquid Control owns a 73,250 square foot manufacturing and office facility in North Canton, Ohio. Decker Industries and Liquid Control Limited, wholly-owned subsidiaries of Liquid Control, lease manufacturing and office space of 23,000 square feet in Palm City, Florida and own a manufacturing and office facility of 12,500 square feet in Wellingborough, United Kingdom, respectively. Effective February 4, 2005, Graco acquired the stock of Gusmer Corporation and Gusmer Europe S.L. Gusmer Corporation leases facilities in Lakewood, New Jersey consisting of 23,000 square feet of office space and 59,000 square feet of manufacturing/ warehouse space. Gusmer Europe, S.L. leases 29,000 square feet of office, manufacturing and warehouse space in Vilanova, Spain.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position. The Company has also been named as a defendant in a number of lawsuits alleging bodily injury as a result of exposure to asbestos, and a number of lawsuits alleging bodily injury as a result of exposure to silica. All of these lawsuits have multiple (most in excess of 100) defendants, and several have multiple plaintiffs. None of the suits make any allegations specifically regarding the Company or any of its products. A portion of the cost and potential liability for these claims is covered by insurance, although the exact extent of insurance coverage cannot be determined at this time because the cases are in the early stages of the litigation process and the allegations are so indefinite. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Company

The following are all the executive officers of Graco Inc. as of February 22, 2005.

David A. Roberts, 57, President and Chief Executive Officer. He has held this position since June 25, 2001. Prior to joining Graco, from 1996 to June 2001, he was Group Vice President of the Marmon Group, where he had responsibility for a group of manufacturing companies with products including grocery store refrigeration, retail store fixtures and fast food restaurant equipment. Mr. Roberts has been a director of Graco since June 2001.

Karen Park Gallivan, 48, Vice President, Human Resources since January 6, 2003. Prior to joining Graco, she was Vice President of Human Resources & Communications at Syngenta Seeds Inc. from January 1999 through December 2002.

James A. Graner, 60, Vice President and Controller since February 1994. He was Treasurer from May 1993 to February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 50, became Vice President and General Manager, Contractor Equipment Division on March 19, 2001. From January 14, 2000, to March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 40, became Vice President, Asia Pacific, effective June 16, 2003. From February 2000 until June 2003, he was Vice President, Lubrication Equipment Division. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999, he was Director, Lubrication Marketing. Mr. Koch joined the Company in December 1998.

David M. Lowe, 49, was elected Vice President and General Manager, Industrial Products Division, on February 18, 2005. He was Vice President and General Manager, European Operations, from September 1999 to February 2005. He was Vice President, Lubrication Equipment Division, from December 1996 to September 1999. From February 1995 to December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Robert M. Mattison, 57, became Vice President, General Counsel and Secretary, in January 1992, a position which he holds today. He joined the Company in 1992.

Patrick J. McHale, 43, Vice President and General Manager, Lubrication Equipment Division. He has held this position since June 16, 2003. He was Vice President of Manufacturing from March 2001 until June 2003. From February 2000 to March 2001, he served as Vice President, Contractor Equipment Division. Mr. McHale was also Vice President, Lubrication Equipment Division, from September 1999 to February 2000. Prior to becoming Contractor Equipment Manufacturing – Distribution Operations Manager in February 1998, he held various manufacturing management positions in Plymouth, Michigan and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

Charles L. Rescorla, 53, became Vice President of Manufacturing/Distribution Operations and Information Systems, effective June 16, 2003. From March 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to becoming Vice President, Manufacturing and Distribution Operations in January 1995, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Mark W. Sheahan, 40, became Vice President and Treasurer on December 11, 1998. Effective December 17, 1996, he became Treasurer. Prior to becoming Treasurer, he was Manager of Treasury Services where he was responsible for strategic and financial activities. He joined the Company in 1995.

Fred A. Sutter, 44, was elected Vice President and General Manager, Applied Fluid Technologies Division, on February 18, 2005. He was Vice President and General Manager, Industrial/Automotive Equipment Division, from June 2003 to February 2005. He was Vice President, Asia Pacific and Latin America, from March 1999 to June 2003. From March 1995 to February 1999, he was Director of Industrial Marketing. He joined the Company in 1995.

The Board of Directors elected Ms. Gallivan, Mr. Graner, Mr. Johnson, Mr. Koch, Mr. Mattison, Mr. McHale, Mr. Rescorla, Mr. Roberts and Mr. Sheahan to their respective offices on April 23, 2004, all to hold office for the next year, or until their successors are elected and qualify.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 22, 2005, the share price was $37.51 and there were 69,032,904 shares outstanding and 2,480 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 28,000 beneficial owners.

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$134,982	$160,165	$149,066	$160,819
Gross profit	73,404	85,142	82,120	87,744
Net earnings	22,327	29,979	28,817	27,558
Per common share
Basic net earnings	.32	.43	.42	.40
Diluted net earnings	.32	.43	.41	.39
Dividends declared	.09	.09	.09	.13

Stock price (per share)
High	$ 29.11	$ 31.05	$ 33.66	$ 37.70
Low	26.43	27.12	29.96	33.76
Close[1]	29.11	31.05	33.50	37.35

Volume (# of shares)	12,095	13,801	15,972	16,348

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$119,660	$143,364	$133,788	$135,826
Gross profit	63,003	75,932	71,403	72,464
Net earnings	18,194	24,463	22,711	21,345
Per common share[2]
Basic net earnings	.26	.36	.33	.31
Diluted net earnings	.25	.35	.32	.30
Dividends declared	.06	.06	.06	1.59

Stock price (per share)
High	$ 19.87	$ 21.33	$ 26.73	$ 26.99
Low	17.12	18.85	21.95	24.01
Close[1]	18.73	21.33	25.03	26.73

Volume (# of shares)	10,686	13,149	18,660	12,206

[1]	As of the last trading day of the calendar quarter.

[2]	All share and per share data has been restated for the three-for-two stock split declared on February 20, 2004, and distributed on March 30, 2004.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Sep 25, 2004 - Oct 29, 2004	17,500	$34.51	17,500	2,169,100

Oct 30, 2004 - Nov 26, 2004	125,730	$36.91	124,800	2,044,300

Nov 27, 2004 - Dec 31, 2004	74,900	$37.05	74,900	1,969,400

[1]	All share and per share data reflects the three-for-two stock splits distributed on June 6, 2002 and March 30, 2004.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries
(In thousands, except per share amounts)	2004	2003	2002	2001	2000

Net sales	$605,032	$535,098	$487,048	$472,819	$494,373
Net earnings	108,681	86,713	75,625	65,266	70,108

Per common share[1]
Basic net earnings	$ 1.57	$ 1.25	$ 1.06	$ .94	$ 1.03
Diluted net earnings	1.55	1.23	1.05	.92	1.01

Total assets	$371,714	$397,390	$355,850	$276,113	$238,544
Long-term debt (including current portion)	--	--	--	550	19,360
Cash dividends declared
per common share[1,2]	.41	1.76	0.20	0.18	0.17

[1]	All share and per share data has been restated for the three-for-two stock splits distributed in 2004 and 2002.

[2]	2003 includes a special dividend of $1.50 per share declared on December 12, 2003, paid on March 25, 2004, to shareholders of record as of March 11, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in this report.

2004 Compared to 2003

Overview:

The Company achieved record sales and net earnings in 2004. All three business segments and regions posted strong sales gains that resulted in even higher net earnings. For the year, Industrial/Automotive Equipment sales were up 18.5 percent, Contractor Equipment sales were up 8.7 percent and Lubrication Equipment sales were up 10.3 percent. Geographically, in the Americas sales were up 9.0 percent and sales in Europe and Asia Pacific were up 22.8 and 20.8 percent, respectively. These sales gains were generally characterized by strong demand for the Company’s products in most of its main product categories throughout the entire year. Management believes that improved demand was the result of many factors including an overall improvement in global demand for capital goods. Net earnings in 2004 were a record $108.7 million, up 25.3 percent from 2003. In addition to the strong revenue gains, the effects of currency translation increased 2004 net earnings by approximately $6.5 million. Diluted net earnings per share of $1.55 were also the combined result of the aforementioned higher sales, favorable currency translations and share repurchases. Operating expenses were higher in all categories, but declined by 1.2 percentage points as a percentage of net sales. Higher operating expenses included additional spending for product development (up $3.7 million) across all three divisions. The Company made a decision to increase its product development spending in 2004 to drive future incremental revenue growth. Operating expenses were also higher in other areas including warehousing costs (up $1.4 million), information systems spending (up $2.1 million), additional contributions made to the Company’s charitable foundation (up $2.0 million) and the impact of currency translations (up approximately $3 million).

Higher net earnings led to $13.1 million of increased cash flow from operations in 2004. Total cash flow from operations of $122.9 million plus cash on hand were used for dividends ($129.9 million), share repurchases ($40.8 million), and property, plant, equipment and software additions ($19.3 million). By the end of the year, the Company had $60.6 million of cash on hand after beginning the year with $112.1 million. The Company also announced a 39 percent increase in its regular common stock dividend to be paid in 2005 (up approximately $10 million versus 2004). Subsequent to year-end, the Company purchased Liquid Control Corporation, Inc., Gusmer Corporation and Gusmer Europe S.A. for cash totaling approximately $100 million. These acquisitions were funded with cash on hand and borrowings under available lines of credit. In addition to funding ongoing operations, the Company’s priorities for cash include acquisitions, share repurchases and dividends. Management believes that it has adequate liquidity to fund these items in 2005.

Sales:

(In millions)	2004	2003	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$274.6	$231.8	18.5
Contractor	278.7	256.4	8.7
Lubrication	51.7	46.9	10.3

Consolidated	$605.0	$535.1	13.1

Geographic Sales:
Americas[1]	$401.0	$367.8	9.0
Europe[2]	124.5	101.5	22.8
Asia Pacific	79.5	65.8	20.8

Consolidated	$605.0	$535.1	13.1

[1]	North and South America, including the United States. Sales in the United States were $363.4 in 2004 and $336.6 in 2003.
[2]	Europe, Africa and Middle East.

Components of Net Sales Change

	2004
	Americas	Europe	Asia	Consolidated

Volume & price	7.9%	12.6%	18.1%	10.1%
Acquisitions	0.6%	0.0%	0.0%	0.4%
Currency	0.5%	10.2%	2.7%	2.6%

Total	9.0%	22.8%	20.8%	13.1%

	2004
	Industrial/Automotive	Contractor	Lubrication	Consolidated

Volume & price	13.5%	7.2%	8.9%	10.1%
Acquisitions	0.9%	0.0%	0.0%	0.4%
Currency	4.1%	1.5%	1.4%	2.6%

Total	18.5%	8.7%	10.3%	13.1%

Worldwide net sales in 2004 totaled $605.0 million, compared with $535.1 million in 2003, a 13.1 percent increase. Sales in 2004 include an extra week when compared to 2003 as a result of the Company’s 52/53 week year-end convention. In 2004, volume (which includes price increases) increased 10.1 percent, acquisitions increased net sales by 0.4 percent, and changes in the value of the U.S. dollar increased worldwide net sales by 2.6 percent. In the Americas, net sales for 2004 increased 9.0 percent to $401.0 million, with volume up 7.9 percent, acquisitions contributing 0.6 percent and currency translations adding 0.5 percent. Volume growth in the Americas (excluding acquisitions and currency translations) came from all three segments, with Industrial/Automotive Equipment up 14.6 percent, Contractor Equipment up 5.4 percent and Lubrication Equipment up 7.7 percent. This growth was primarily due to successful new product introductions in the Contractor Equipment and Industrial/Automotive Equipment segments, strong underlying economic growth for both Industrial/Automotive Equipment and Lubrication Equipment and the continued strength of the housing market in the Americas. The Company experienced sales increases in the Americas throughout the year in each of its segments including a 15 percent increase in the fourth quarter. In Europe, sales for 2004 totaled $124.5 million (up 22.8 percent in U.S. dollars), with volume and price (excluding acquisitions and currency translations) contributing 12.6 percent. The volume increase in Europe was primarily the result of growth in both the Industrial/Automotive and Contractor segments. Europe’s Industrial/Automotive sales volume was up 12.2 percent, driven by the successful launch of new products, increased large projects (defined as projects valued at more than $100,000), ongoing growth in Eastern Europe and the Middle East and added distribution. Contractor Equipment sales volume in Europe was up 14.0 percent, primarily as the result of successful new products, increased distribution outlets, and strong business in the Middle East, Africa, and Southern and Eastern Europe. In Asia Pacific, 2004 sales were $79.5 million, (up 20.8 percent in U.S. dollars), with volume and price contributing 18.1 percent. The volume growth in Asia Pacific was the result of higher sales in all three segments, with Industrial/Automotive Equipment up 17.1 percent, Contractor Equipment up 18.1 percent and Lubrication Equipment sales up 42.2 percent. This growth was primarily due to new product introductions, adding distribution and robust economic conditions resulting in significant capital investments being made throughout the region.

Costs:

	As a Percentage of Net Sales
	2004	2003

Net Sales	100.0	100.0
Cost of products sold	45.7	47.1

Gross profit	54.3	52.9
Product development	3.6	3.4
Selling, marketing and distribution	17.3	18.6
General and administrative	6.7	6.8

Operating earnings	26.7	24.1

Interest expense	0.1	0.1
Other expense, net	0.0	0.1

Earnings before income taxes	26.6	23.9
Income taxes	8.6	7.7

Net Earnings	18.0	16.2

Gross profit margin, expressed as a percentage of sales, was 54.3 percent versus 52.9 percent last year. Factors contributing to the higher gross margin include higher volume ($3 million favorable), manufacturing process improvements and the higher proportion of Industrial/Automotive products versus last year. These factors more than offset higher material costs ($2 million net unfavorable), promotions and discounting.

Product development expenses for 2004 were 3.6 percent of net sales, up 2/10ths of one percentage point from 2003. Product development spending totaled $21.8 million in 2004, up 20.4 percent from 2003. The increase was the result of additional headcount and increased projects in all three business segments.

Selling, marketing and distribution (SM&D) expenses for 2004 were 17.3 percent of net sales, down 1.3 percentage points from 2003. SM&D spending totaled $104.4 million in 2004, up 5 percent from 2003. The increase in SM&D costs was the result of several factors including currency translation effects (approximately $2 million), costs associated with the automated warehousing system (approximately $1 million), higher sales incentives and the Home Depot In Store Service Initiative (ISSI) program (approximately $1 million). Under the ISSI program, Home Deport will utilize third party organizations to assist with training associates and stocking products throughout their stores.

General and administrative (G&A) expenses for 2004 were 6.7 percent of net sales, down 1/10th of one percentage point from 2003. G&A spending totaled $40.7 million in 2004, up 11.7 percent from 2003. The increase in G&A costs was the result of several factors. Some of the more significant increases were higher contributions to the Company’s charitable foundation (up $2.0 million) and higher information systems spending (up $2.1 million).

The Company recorded pension income of $0.9 million in 2004 versus pension expense of $2.6 million in 2003. Improved investment returns on plan assets combined with a $20 million voluntary contribution made in the fourth quarter if 2003 were the primary reasons for the change. Pension expense/income is recorded in cost of products sold and operating expense based on salaries and wages, approximately 45 percent to cost of products sold and 55 percent to operating expenses.

Operating earnings:

Operating earnings are used by management to measure performance of its business segments and the Company as a whole. Operating earnings exclude interest expense, interest income and the provision for income taxes. Consolidated operating earnings in 2004 were 26.7 percent of net sales, compared with 24.1 percent in 2003. Higher sales and an improved gross margin (both discussed previously) more than offset higher spending and were primarily responsible for the increased operating earnings. Operating results by segment were as follows:

(In Millions)	2004	2003	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$274.6	$231.8	18.5
Contractor	278.7	256.4	8.7
Lubrication	51.7	46.9	10.3

Consolidated	$605.0	$535.1	13.1

Operating Earnings:
Industrial/Automotive	$ 88.2	$ 65.9	33.9
Contractor	68.47	59.4	15.1
Lubrication	11.8	9.9	19.8
Unallocated Corporate Expense	(6.9)	(6.4)	8.5

Consolidated	$161.5	$128.8	25.4

Industrial/Automotive. Management looks at economic and financial indicators to gauge the business environment for its Industrial/Automotive Equipment segment. Since sales in this segment are significant in each geographic region, Americas ($131.6 million, or 47.9 percent of segment sales), Europe ($83.4 million, or 30.4 percent of segment sales), and Asia Pacific ($59.6 million, or 21.7 percent of segment sales) management looks at economic and financial indicators in each region. The indicators used by management include gross domestic product, industrial production, capital investment rates and the level of the U.S. dollar versus the euro, Japanese yen, South Korean won and the Canadian dollar. Operating earnings in the Industrial/Automotive Equipment segment were 33.9 percent higher than last year. The increase was primarily due to higher net sales, which were up 18.5 percent. For the year, the Industrial/Automotive segment experienced volume growth (excluding currency translations and acquisitions) of 13.5 percent, with favorable currency translations and acquisitions adding 4.1 and 0.9 percentage points of sales growth, respectively. Growth was experienced in each of the five major product application categories (sealant and adhesives, automobile refinishing, protective coatings, process equipment and finishing). In the Americas, reported sales were up 15.4 percent with volume (excluding currency translations and acquisitions) up 12.8 percent, acquisitions contributing 1.8 percent and currency translations adding 0.8 percent. Volume growth in the Americas was the result of successful new product introductions and robust underlying economic growth. Growth was experienced in each quarter throughout 2004 and management believes that conditions will remain strong for at least the first half of 2005. In Asia, reported sales were up 19.9 percent with volume growth of 17.1 percent, primarily due to new product introductions and robust economic conditions resulting from significant capital investments being made throughout the region. In Europe, reported sales were up 22.5 percent with volume up 12.2 percent, primarily as the result of increased large project activity, growth in Eastern Europe and the Middle East, the successful launch of new products and new distribution. In addition to the higher net sales, an improved gross margin (up 1.2 percentage points), primarily due to favorable currency translations, helped offset higher spending to contribute to the double-digit growth in operating earnings.

Contractor. Management looks at economic and financial indicators to gauge the business environment for its Contractor Equipment segment. Since the Americas represent the vast majority of sales ($223.5 million, or 80.2 percent of segment sales), indicators in that region are the most important. The indicators used by management include levels of residential, commercial and institutional building and remodeling activity, interest rates and the value of the U.S dollar versus the euro and the Canadian dollar. Operating earnings in the Contractor Equipment segment increased 15.1 percent versus last year. The increase in operating earnings was primarily due to higher net sales, which were up 8.7 percent. Overall, sales volume (excluding currency translations) was up 7.2 percent with favorable currency translations adding 1.5 percentage points of sales growth for the year. In the Americas, reported sales were up 5.6 percent with volume (excluding currency translations) up 5.4 percent. This growth was primarily driven by higher sales in the paint store channel, which were up 7.5 percent. Sales in the home center channel were up 0.7 percent. Management believes that new product introductions, new distribution outlets and a strong housing market drove paint store revenue gains in the Americas. In Europe, reported sales were up 24.2 percent with volume growth of 14.0 percent, primarily due to successful new product introductions, incremental distribution and strong business in Southern Europe, Middle East/Africa and Eastern Europe. In Asia, reported sales were up 20.5 percent with volume growth of 18.1 percent, primarily from increased market penetration in developing countries like China, successful new product introductions and new distribution in Australia. In addition to the higher net sales, an improved gross margin (up 1.0 percentage point), primarily due to product cost improvements and the favorable impact of currency translations, helped offset higher spending to contribute to the double-digit increase in operating earnings.

Lubrication. Management looks at economic and financial indicators to gauge the business environment for its Lubrication Equipment segment. Since the Americas represent the vast majority of sales ($45.9 million, or 88.6% of sales), indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product. Operating earnings in the Lubrication Equipment segment were up 19.8 percent on a 10.3 percent increase in net sales. Sales were higher in all three geographic regions but the primary driver of the reported increase was growth of 8.6 percent in the Americas. Sales were strong across all of the major product categories, which are pumps, meters and hose reels. In addition to the increase in net sales, an improved gross margin (up 3.6 percentage points), primarily due to enhanced pricing and product cost reductions helped offset higher spending in product development, selling and warranty to contribute to the growth in operating earnings.

Unallocated corporate expense:

Unallocated corporate expense includes items such as bad debt expense, contributions to the Graco Foundation, amortization and certain other expenses driven by corporate decisions. In 2004, unallocated corporate expense was $6.9 million versus $6.4 million in 2003. The primary reason for the increase was higher contributions to the Company’s charitable foundation (up $2.0 million), which offset lower corporate spending for moves and facility closures.

Provision for income taxes:

The Company’s net effective tax rate of 32 percent in 2004 was virtually unchanged from 2003 and both periods are lower than the U.S. federal statutory rate of 35 percent, due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Backlog:

Total backlog at the end of 2004 was $18 million up from $13 million at the end of 2003. The Company’s backlog is typically small and is not a good indicator of future business levels.

2003 Compared to 2002

Overview:

Net income totaled $86.7 million, or $1.23 per diluted share, compared with $75.6 million, or $1.05 per diluted share, in 2002. The effects of currency translation increased net earnings by approximately $8 million in 2003, primarily due to the strength of the euro versus the U.S. dollar. The remaining portion of the increase in net earnings was the result of higher sales. Diluted earnings per share were affected by share repurchases in 2003 (repurchased 3.3 million shares, or approximately 4.6 percent of basic shares outstanding). Higher sales were reported in all three business segments in 2003 with Industrial/Automotive Equipment sales up 13.5 percent, Contractor Equipment sales up 7.7 percent and Lubrication Equipment sales up 4.7 percent. Operating expenses were higher in most categories except product development. Overall operating expenses were up $16.7 million in 2003 with some of the major items being warranty and extended service (up approximately $4 million), wages, benefit and severance expenses (up approximately $6 million), the addition of Sharpe expenses (approximately $2 million) and the impact of currency translations (approximately $4 million).

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

Costs:

	As a Percentage of Net Sales
	2003	2002

Net Sales	100.0	100.0
Cost of products sold	47.1	48.6

Gross profit	52.9	51.4
Product development	3.4	3.7
Selling, marketing and distribution	18.6	17.8
General and administrative	6.8	6.7

Operating earnings	24.1	23.2

Interest expense	0.1	0.2
Other expense, net	0.1	0.1

Earnings before income taxes	23.9	22.9
Income taxes	7.7	7.4

Net Earnings	16.2	15.5

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

(In Millions)	2003	2004	% Increase (Decrease)

Segment Sales:
Industrial/Automotive	$231.8	$204.2	13.5
Contractor	256.4	238.0	7.7
Lubrication	46.9	44.8	4.7

Consolidated	$535.1	$487.0	9.9

Operating Earnings:
Industrial/Automotive	$65.9	$54.2	21.5
Contractor	59.4	53.7	10.6
Lubrication	9.9	9.6	2.8
Unallocated Corporate Expense	(6.4)	(4.7)	34.6

Consolidated	$128.8	$112.8	14.2

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

Backlog:

Total backlog at the end of 2003 was $13 million virtually unchanged from 2002. The Company’s backlog is typically small and is not a good indicator of future business levels.

Liquidity and Capital Resources

The following table highlights several key measures of asset performance.

(In thousands)	2004	2003

Cash and cash equivalents	$ 60,554	$112,118

Working capital	$130,453	$ 68,159

Current ratio	2.3	1.4

Days of sales in receivables outstanding	66	67

Inventory turnover (LIFO)	6.7	8.7

Financial Condition. At December 31, 2004, the Company’s capital structure included $6.0 million of current debt, no long-term debt and $230.8 million of shareholders’ equity. Total debt outstanding increased $1.8 million for the year.

At December 31, 2004, the Company had various lines of credit totaling $91 million, of which $89 million was unused. Cash balances of $60.6 million at December 31, 2004, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet its liquidity needs, including its capital expenditure plan of approximately $25 million, acquisitions of approximately $100 million and planned dividends of an estimated $36 million.

In December of 2004, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.373 per share to $0.52 per share, a 39.3 percent increase. In 2005, the increase in the regular common dividend will result in payments to shareholders totaling approximately $36.0 million. On February 20, 2004, the Company’s Board of Directors authorized a plan for the Company to repurchase up to 3 million shares of its outstanding common stock. This authorization will expire on February 28, 2006. The Company has approximately 2.0 million shares remaining under this authorization.

Cash decreased $51.6 million in 2004 to $60.6 million. This decrease was primarily due to dividend payments ($129.9 million) and share repurchases ($40.8 million) made throughout the year. Included in 2004 dividend payments was a special dividend of approximately $104 million that was paid on March 25, 2004.

Accounts receivable increased $10.2 million in 2004 to $109.1 million. The 10.3 percent increase in accounts receivable was primarily due to higher net sales (up 13.1 percent) versus 2003.

Inventories increased $11.2 million in 2004 to $40.2 million. The increase in inventory was primarily due to higher sales and initiatives to support the Company’s customer service goals for in-stock inventory.

Dividends payable decreased $101.3 million to $9.0 million. The principal reason for the decrease was due to the payment of a special dividend on March 25, 2004.

Shareholders’ equity increased $61.0 million in 2004 to $230.8 million. The key components of changes in shareholders’ equity include current year earnings of $108.7 million, common stock issued of $15.1 million, $6.8 million of tax benefits related to stock option exercises, reduced by $28.6 million of dividends declared and $40.8 million of shares repurchased.

Contractual Obligations. As of December 31, 2004, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2.5 million at December 31, 2004. The Company has also guaranteed the debt of its subsidiaries for up to $22.2 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$ --	$ --	$ --	$--	$--
Capital lease obligations	--	--	--	--	--
Operating leases	3,409	1,824	1,576	9	--
Purchase obligations[1]	23,000	23,000	--	--	--

Total	$26,409	$24,824	$1,576	$9	$--

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

Cash Flows. During 2004, $122.9 million was generated from operating activities, compared to $109.8 million in 2003 and $95.7 million in 2002. The increase in 2004 was primarily due to higher net earnings and lower contributions to pension plans. These amounts were somewhat offset by higher inventories and accounts receivable, primarily as a result of increased sales activity. The increase in 2003 was primarily due to higher net earnings and increased changes in inventories, accounts receivable, deferred income taxes and accrued liabilities, offset somewhat by the impact of the $20 million contribution made to the Company’s U.S. defined benefit pension plan.

Cash generated by operations in 2004 combined with cash on the balance sheet was used to fund $19.3 million of capital expenditures, $129.9 million of cash dividends and $40.8 million of share repurchases. Cash was invested in highly liquid investments (mainly money market funds) with maturities of three months or less. Total cash at the end of 2004 was $60.6 million. Significant uses of cash in 2003 included $15.5 million of capital expenditures, $13.5 million for acquisitions, $9.6 million for retirement of debt, $15.3 million of cash dividends and $55.5 million of share repurchases.

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

Self-Insurance.     The Company is self-insured for most claims related to products liability, workers compensation and employee medical benefits. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established liabilities for potential uninsured claims, including estimated costs and legal fees. The Company employs actuaries to assist in evaluating its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liabilities. Though management considers these balances adequate and proper, a substantial change in the number and/or severity of claims would result in materially different amounts for this item.

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

The Company determines its discount rate assumption at year-end based on the prevailing interest rate on long-term corporate bonds rated AA as quoted by Moody’s Investor Services, an established credit rating agency. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on actual experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, long-term historical returns, the allocation of plan assets, and projected returns on plan assets. Mortality rates are based on a common group mortality table for males and females.

Pension income in 2004 was $0.9 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 31, 2004, a one-half percent decrease in the indicated assumptions would have the following effects (in thousands):

Assumption	Funded Status	Expense
Discount rate	$(12,400)	$300

Expected return on assets	$ --	$800

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This standard will be effective for the Company starting with the third quarter of 2005. Future compensation cost, net of tax effects, related to unvested stock compensation as of December 31, 2004 is approximately $2.7 million in 2005, $1.8 million in 2006 and $1.3 million in 2007 (as valued and calculated under SFAS 123 for pro forma disclosures.) The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (Revised 2004).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal inventory costs and requires the allocation of fixed production overheads to inventory to be based on the normal capacity of the production facilities. The new standard is effective for the Company starting in 2006 and is expected to have no significant impact on operating results or financial condition.

In December 2004, the FASB issued Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” The Company expects the benefits from the provisions of the American Jobs Creation Act of 2004 addressed by these FSP’s to be similar to the Extra Territorial Income Exclusion rules in place for 2004.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements.

The Company manages foreign currency market risk, from time to time, through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 31, 2004, the foreign currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, Japanese yen, British pound, and Korean won.

It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. When compared to 2003 results, the weaker U.S. dollar versus foreign currencies helped to increase sales and net earnings. For the year ended December 31, 2004, the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of approximately $14 million and $6.5 million, respectively. For the year ended December 26, 2003, the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of approximately $18 million and $8 million, respectively.

When appropriate, the Company utilizes interest rate swaps to manage its exposure to fluctuations in earnings due to changes in interest rates on its variable rate debt. There was no such debt at December 31, 2004.

Long-Term Outlook

The Company does not provide analysts or shareholders with specific targets for net sales or net earnings growth. Rather, management is committed to achieving its stated financial objectives over a long-term time horizon. The Company’s financial objectives are:

•	Net sales growth exceeding 10 percent annually
•	Net earnings growth exceeding 12 percent annually
•	Return on sales exceeding 10 percent
•	Return on assets exceeding 15 percent
•	Return on equity exceeding 20 percent

2005 Outlook

The Company is expecting higher net sales and net earnings in 2005. This expectation is based on management’s belief that most of the Company’s major markets will continue to experience favorable economic conditions in 2005. It is important to note that management’s vision regarding future sales activity is limited due to the small backlog that the Company carries. In addition to economic growth, the improved sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage, price increases, the successful management and integration of acquisitions and stable or favorable exchange rates versus 2004. The earnings outlook assumes higher sales, continued improvements in manufacturing (which minimize cost increases including purchased commodities), the continued disciplined management of operating expenses, the successful management and integration of acquisitions and a relatively stable effective income tax rate.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Exhibit 99 to the Company’s Annual Report on Form 10-K for fiscal year 2004 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 31, 2004.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein.

Reports of Independent Registered Public Accounting Firm

Internal Control Over Financial Reporting

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Graco Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated February 25, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2005

Consolidated Financial Statements

Shareholders and Board of Directors
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and December 26, 2003, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 31, 2004, and December 26, 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2005

CONSOLIDATED STATEMENTS OF EARNINGS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands, except per share amounts)	December 31, 2004	December 26, 2006	December 27, 2002

Net Sales	$605,032	$535,098	$487,048

Cost of products sold	276,622	252,296	236,890

Gross Profit	328,410	282,802	250,158

Product development	21,783	18,087	18,172

Selling, marketing and distribution	104,372	99,426	86,409

General and administrative	40,724	36,456	32,731

Operating Earnings	161,531	128,833	112,846

Interest expense	498	483	614

Other expense, net	252	437	507

Earnings before Income Taxes	160,781	127,913	111,725

Income taxes	52,100	41,200	36,100

Net Earnings	$108,681	$ 86,713	$ 75,625

Basic Net Earnings per Common Share	$ 1.57	$ 1.25	$ 1.06

Diluted Net Earnings per Common Share	$ 1.55	$ 1.23	$ 1.05

Dividends Declared per Common Share	$ .41	$ 1.76	$ .20

See Notes to Consolidated Financial Statements.
CONSOLIDATED BALANCE SHEETS	Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 31, 2004	December 26, 2003

Assets
Current Assets
Cash and cash equivalents	$60,554	$112,118
Accounts receivable, less allowances of $5,600 and $5,700	109,080	98,853
Inventories	40,219	29,018
Deferred income taxes	15,631	14,909
Other current assets	1,742	1,208

Total current assets	227,226	256,106
Property, Plant and Equipment, net	94,510	94,317
Prepaid Pension	27,556	25,444
Goodwill	9,199	9,199
Other Intangible Assets, net	8,959	10,622
Other Assets	4,264	1,702

Total Assets	$371,714	$397,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$6,021	$4,189
Trade accounts payable	18,599	15,752
Salaries, wages and commissions	19,804	16,384
Dividends payable	8,990	110,304
Other current liabilities	43,359	41,318

Total current liabilities	96,773	187,947
Retirement Benefits and Deferred Compensation	33,092	30,567
Deferred Income Taxes	11,012	9,066
Commitments and Contingencies (Note K)
Shareholders' Equity
Common stock, $1 par value; 97,000,000 shares authorized;
68,979,219 and 46,040,134 shares outstanding in 2004 and 2003	68,979	46,040
Additional paid-in capital	100,180	81,405
Retained earnings	62,773	43,295
Accumulated comprehensive income (loss) and other	(1,095)	(930)

Total shareholders' equity	230,837	169,810

Total Liabilities and Shareholders' Equity	$371,714	$397,390

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 31, 2004	December 26, 2003	December 27, 2002

Cash Flows From Operating Activities
Net earnings	$108,681	$86,713	$75,625
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	17,808	18,747	18,080
Deferred income taxes	1,403	4,721	274
Tax benefit related to stock options exercised	6,782	3,673	4,312
Change in:
Accounts receivable	(7,290)	563	(5,053)
Inventories	(11,031)	4,694	452
Trade accounts payable	2,790	1,231	2,215
Salaries, wages and commissions	3,020	1,402	3,565
Retirement benefits and deferred compensation	(1,067)	(17,394)	(566)
Other accrued liabilities	1,539	4,808	(4,192)
Other	273	649	961

Net cash provided by operating activities	122,908	109,807	95,673

Cash Flows from Investing Activities
Property, plant and equipment additions	(16,893)	(15,515)	(12,253)
Proceeds from sale of property, plant and equipment	175	257	295
Capitalized software additions	(2,446)	--	--
Acquisition of business, net of cash acquired	--	(13,514)	--

Net cash used in investing activities	(19,164)	(28,772)	(11,958)

Cash Flows from Financing Activities
Borrowings on notes payable and lines of credit	25,399	14,675	21,198
Payments on notes payable and lines of credit	(23,647)	(24,283)	(18,200)
Payments on long-term debt	--	--	(550)
Common stock issued	15,117	10,514	12,867
Common stock retired	(40,792)	(55,496)	(7,088)
Cash dividends paid	(129,910)	(15,253)	(13,887)

Net cash used in financing activities	(153,833)	(69,843)	(5,660)

Effect of exchange rate changes on cash	(1,475)	(2,407)	(1,253)

Net increase in cash and cash equivalents	(51,564)	8,785	76,802
Cash and cash equivalents
Beginning of year	112,118	103,333	26,531

End of year	$60,554	$112,118	$103,333

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 31, 2004	December 26, 2003	December 27, 2002

Common Stock
Balance, beginning of year	$ 46,040	$ 47,533	$ 31,113
Stock split	23,081	--	15,875
Shares issued	1,038	734	798
Shares repurchased	(1,180)	(2,227)	(253)

Balance, end of year	68,979	46,040	47,533

Additional Paid-In Capital
Balance, beginning of year	81,405	71,277	54,269
Shares issued	14,079	9,816	13,138
Tax benefit related to stock options exercised	6,782	3,673	4,312
Shares repurchased	(2,086)	(3,361)	(442)

Balance, end of year	100,180	81,405	71,277

Retained Earnings
Balance, beginning of year	43,295	128,125	89,155
Net income	108,681	86,713	75,625
Dividends declared	(28,596)	(121,635)	(14,387)
Stock split	(23,081)	--	(15,875)
Shares repurchased	(37,526)	(49,908)	(6,393)

Balance, end of year	62,773	43,295	128,125

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(474)	(702)	(720)
Current period change	(505)	228	18

Balance, end of year	(979)	(474)	(702)

Unearned Compensation
Balance, beginning of year	(456)	(827)	(77)
Restricted stock issued	--	(36)	(1,069)
Charged to operations	340	407	319

Balance, end of year	(116)	(456)	(827)

Total Shareholders' Equity	$ 230,837	$ 169,810	$ 245,406

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 31, 2004	December 26, 2003	December 27, 2002

Net Earnings	$ 108,681	$86,713	$75,625
Other comprehensive income, net of tax:
Minimum pension liability adjustment	(505)	228	18

Comprehensive Income	$ 108,176	$86,941	$75,643

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 31, 2004, December 26, 2003, and December 27, 2002

A.     Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2004, was a 53-week year. Years ended December 26, 2003, and December 27, 2002, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 31, 2004, all subsidiaries are 100 percent owned. Certain prior year amounts have been reclassified to conform with 2004 presentation, but had no effect on previously reported net earnings or shareholders’ equity.

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

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:

Buildings and improvements	10 to 30 years
Leasehold improvements	lesser of 5 to 10 years or life of lease
Manufacturing equipment	5 to 10 years
Office, warehouse and automotive equipment	3 to 10 years

Intangible Assets. Goodwill has been assigned to reporting units, which have been determined to be the Company’s operating segments, as follows:

(In thousands)	2004	2003

Industrial / Automotive	$1,260	$1,260
Contractor	7,939	7,939

	$9,199	$9,199

The Company reviews goodwill for impairment annually in the fourth quarter. Results of testing indicated no impairment in 2004 and 2003.

Components of other intangible assets were:

		December 31, 2004			December 26, 2003

(Dollars in thousands)	Estimated Life (Years)	Original Cost	Amorti- zation	Book Value	Original Cost	Amorti- zation	Book Value

Subject to Amortization
Customer lists and distribution network	5	$ 3,765	$1,543	$2,222	$ 8,336	$4,980	$ 3,356
Trademarks, trade names and non-
compete agreements	2 - 10	1,494	667	827	2,803	1,622	1,181
Patents and other	3 - 15	1,241	611	630	1,241	436	805

		6,500	2,821	3,679	12,380	7,038	5,342
Not Subject to Amortization
Brand Name		5,280	--	5,280	5,280	--	5,280

		$11,780	$2,821	$8,959	$17,660	$7,038	$10,622

Amortization of intangibles was $1.7 million in 2004 and $2.2 million in 2003. Estimated future annual amortization is as follows: $1.1 million in 2005, $0.9 million in 2006, $0.9 million in 2007, $0.4 million in 2008, $0.2 million in 2009 and $0.2 million thereafter. The Company tests other intangible assets not subject to amortization for impairment annually in the fourth quarter. Results of testing indicated no impairment in 2004 and 2003.

Capitalized Software. The Company capitalizes certain external application development and purchased software costs. Capitalized software is included in Other Assets and is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write-downs of any long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were:

(In thousands)	2004	2003

Accrued insurance liabilities	$ 9,139	$ 9,939
Accrued warranty and service liabilities	9,409	9,227
Accrued trade promotions	6,574	3,090
Payable for employee stock purchases	4,913	4,250
Income taxes payable	2,188	5,981
Other	11,136	8,831

Total	$43,359	$41,318

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of activity in accrued warranty and service liabilities:

(In thousands)	2004	2003

Balance, beginning of year	$ 9,227	$ 9,939
Charged to expense	8,066	9,490
Margin on parts sales reversed	2,516	4,697
Reductions for claims settled	(10,400)	(11,254)

Balance, end of year	$ 9,409	$ 9,227

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

Had compensation cost for these stock plans been determined based upon fair value at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows:

(In thousands, except per share amounts)	2004	2003	2002

Net earnings
As reported	$108,681	$86,713	$75,625
Stock-based compensation, net of related tax effects	(3,637)	(4,108)	(4,233)

Pro forma	$105,044	$82,605	$71,392

Net earnings per common share
Basic as reported	$1.57	$1.25	$1.06
Diluted as reported	1.55	1.23	1.05
Pro forma basic	1.52	1.19	1.00
Pro forma diluted	1.50	1.17	.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2004	2003	2002

Expected life in years	6.0	6.5	6.5
Interest rate	4.2%	3.9%	5.0%
Volatility	21.5%	25.1%	31.3%
Dividend yield	1.3%	1.2%	1.1%
Reduction for non-transferability	10.0%	10.0%	10.0%
Weighted average fair value per share of options granted	$6.79	$4.65	$6.18

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

	2004	2003	2002

Expected life in years	1.0	1.0	1.0
Interest rate	4.2%	4.0%	4.9%
Volatility	22.3%	25.2%	32.1%
Dividend yield	1.5%	1.2%	1.1%
Reduction for non-transferability	10.0%	10.0%	10.0%
Weighted average fair value per share of options granted	$6.47	$4.19	$4.64

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This standard will be effective for the Company starting with the third quarter of 2005. Future compensation cost, net of tax effects, related to unvested stock compensation as of December 31, 2004 is approximately $2.7 million in 2005, $1.8 million in 2006 and $1.3 million in 2007 (as valued and calculated under SFAS 123 for pro forma disclosures.) The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (Revised 2004).

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

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. Gains and losses on such transactions were not significant in 2004, 2003 and 2002, and there were no such transactions outstanding as of December 31, 2004, and December 26, 2003.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal inventory costs and requires the allocation of fixed production overheads to inventory to be based on the normal capacity of the production facilities. The new standard is effective for the Company starting in 2006 and is expected to have no significant impact on operating results or financial condition.

In December 2004, the FASB issued Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” The Company expects the benefits from the provisions of the American Jobs Creation Act of 2004 addressed by these FSP’s to be similar to the Extra Territorial Income Exclusion rules in place for 2004.

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

(In thousands)
Reportable Segments	2004	2003	2002

Sales
Industrial / Automotive	$274,574	$231,743	$204,206
Contractor	278,713	256,441	238,027
Lubrication	51,745	46,914	44,815

Total	$605,032	$535,098	$487,048

Segment operating earnings
Industrial / Automotive	$88,271	$65,931	$54,247
Contractor	68,381	59,433	53,756
Lubrication	11,807	9,855	9,587
Unallocated corporate expenses	(6,928)	(6,386)	(4,744)

Total	$161,531	$128,833	$112,846

Unallocated corporate expenses are not included in management’s measurement of segment performance and include such items as bad debt expense, amortization of intangibles, charitable contributions and certain other expenses driven by corporate decisions.

(In thousands)
Geographic Information	2004	2003	2002

Sales (based on customer location)
United States	$363,417	$336,575	$315,858
Other countries	241,615	198,523	171,190

Total	$605,032	$535,098	$487,048

Long-lived assets
United States	$137,243	$133,794	$106,382
Belgium	4,855	6,124	7,496
Other countries	2,390	1,366	1,448

Total	$144,488	$141,284	$115,326

Sales to Major Customers

In 2004, sales to a home center retailer totaled 10 percent of consolidated sales, and sales to a paint retailer totaled 10 percent of consolidated sales. In 2003 and 2002, sales to a home center retailer totaled 11 percent of consolidated sales, and sales to a paint retailer totaled 10 percent of consolidated sales.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2004	2003

Finished products and components	$29,263	$25,548
Products and components in various stages of completion	18,656	16,464
Raw materials and purchased components	19,929	15,408

	67,848	57,420
Reduction to LIFO cost	(27,629)	(28,402)

Total	$40,219	$29,018

Inventories valued under the LIFO method were $28.4 million for 2004 and $15.6 million for 2003. All other inventory was valued on the FIFO method.

In 2003 certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2004	2003

Land and improvements	$6,139	$5,771
Buildings and improvements	66,067	61,627
Manufacturing equipment	132,099	123,181
Office, warehouse and automotive equipment	25,804	24,535
Additions in progress	1,710	6,119

Total property, plant and equipment	231,819	221,233
Accumulated depreciation	(137,309)	(126,916)

Net property, plant and equipment	$94,510	$94,317

Depreciation expense was $15.9 million in 2004, $16.5 million in 2003 and $15.7 million in 2002.

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2004	2003	2002

Domestic	$144,603	$110,631	$ 94,214
Foreign	16,178	17,282	17,511

Total	$160,781	$127,913	$111,725

Income tax expense consists of:

(In thousands)	2004	2003	2002

Current:
Domestic:
Federal	$45,738	$31,025	$29,571
State and local	2,200	3,100	2,600
Foreign	2,938	2,548	4,350

	50,876	36,673	36,521

Deferred:
Domestic	1,449	4,363	(1,025)
Foreign	(225)	164	604

	1,224	4,527	(421)

Total	$52,100	$41,200	$36,100

Income taxes paid were $48.4 million, $32.6 million and $32.6 million in 2004, 2003 and 2002.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	2004	2003	2002

Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower	(2)	(3)	(3)
tax rates
State taxes, net of federal effect	1	1	2
U.S. general business tax credits	(1)	(1)	(2)
Other	(1)	--;	--

Effective tax rate	32%	32%	32%

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2004	2003

Inventory valuations	$4,845	$3,957
Insurance accruals	2,826	3,091
Warranty reserves	3,118	3,094
Vacation accruals	1,386	1,412
Bad debt reserves	1,570	1,554
Other	1,886	1,801

Current	15,631	14,909

Unremitted earnings of consolidated foreign subsidiaries	(2,000)	(2,100)
Excess of tax over book depreciation	(9,806)	(9,120)
Postretirement benefits	6,469	6,142
Pension and deferred compensation	(6,544)	(5,032)
Other	869	1,044

Non-current	(11,012)	(9,066)

Net deferred tax assets	$4,619	$5,843

Total deferred tax assets were $24.5 million and $23.4 million, and total deferred tax liabilities were $19.9 million and $17.5 million on December 31, 2004, and December 26, 2003.

F. Debt

Interest paid on debt during 2004, 2003 and 2002 was $0.5 million, $0.5 million and $0.7 million.

On December 31, 2004, the Company entered into a credit agreement with Wachovia Bank, National Association providing credit up to $50 million, expiring on December 30, 2005. Outstanding balances bear interest at the London Interbank Offered Rate plus a spread of up to 0.8 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and fixed charge coverage.

On December 31, 2004, the Company had lines of credit with U.S. and foreign banks of $91 million, including the $50 million Wachovia credit facility. The unused portion of these credit lines was $89 million at December 31, 2004. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 2.5 percent, 2.1 percent, and 1.8 percent for the years ended December 31, 2004, December 26, 2003, and December 27, 2002. The Company pays commitment fees of up to 0.2 percent per annum on the daily average unused amounts on certain of these lines. No compensating balances are required.

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

On December 12, 2003, the Company’s Board of Directors approved a special dividend of $1.50 per common share payable on March 25, 2004 to shareholders of record as of March 11, 2004. Dividends payable at December 26, 2003 include the special dividend and the regular quarterly dividend declared on December 12, 2003, payable on February 4, 2004.

Three-for-two stock splits were distributed in March 2004 and in June 2002. All stock option, share and per share data reflect these splits.

At December 31, 2004, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

H. Stock Option and Purchase Plans

Stock Option and Award Plans. The Company has various stock incentive plans under which it grants stock options and restricted share awards to officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant. Restricted share awards have been made to certain key employees under the plans, including 1,800 common shares with a grant-date value of $36,000 in 2003 and 55,125 shares with a grant-date value of $1,069,000 in 2002. The market value of restricted stock at the date of grant is recorded as unearned compensation, a component of shareholders’equity, and is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $340,000 in 2004, $407,000 in 2003 and $319,000 in 2002.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

		Weighted Average	Options	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding, December 28, 2001	4,477,182	$ 8.58	1,355,101	$ 5.72
Granted	853,875	18.43
Exercised	(1,196,834)	7.00
Canceled	(150,986)	11.33

Outstanding, December 27, 2002	3,983,237	$11.06	1,533,686	$ 7.21
Granted	374,925	17.61
Exercised	(786,605)	7.23
Canceled	(80,511)	15.16

Outstanding, December 26, 2003	3,491,046	$12.51	1,460,930	$ 9.60
Granted	1,127,667	29.66
Exercised	(930,305)	10.24
Canceled	(66,064)	21.26

Outstanding, December 31, 2004	3,622,344	$18.28	1,804,328	$11.87

The following table summarizes information for options outstanding and exercisable at December 31, 2004:

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Life	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price

$ 3-11	832,178	4	$ 8.14	815,303	$ 8.12
11-21	1,687,591	7	15.83	971,025	14.69
27-35	1,102,575	9	29.68	18,000	29.59

$ 3-35	3,622,344	7	$18.28	1,804,328	$11.87

Stock Purchase Plans. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 343,913 shares under this Plan in 2004, 297,758 shares in 2003 and 427,490 shares in 2002.

Individual nonemployee directors of the Company may elect to receive all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. The Company issued 11,577 shares under this arrangement in 2004, 14,548 shares in 2003, and 14,521 shares in 2002. Such shares were issued under the Stock Incentive Plan in 2004. In 2003 and 2002, the shares were issued under the Nonemployee Director Stock Plan, which expired on December 31, 2003. The expense related to this arrangement is not significant.

Authorized Shares. Shares authorized for issuance under the various stock option and purchase plans are shown below:

	Total Shares Authorized	Available for Future Issuance as of December 31, 2004

Employee Stock Incentive Plan	3,375,000	1,589,079
Stock Incentive Plan	3,375,000	1,340,257
Employee Stock Purchase Plan	19,743,750	1,000,142

Total	26,493,750	3,929,478

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 31, 2004, include options granted under two plans that were replaced by the Stock Incentive Plan in 2001. No shares are available for future grants under those two plans.

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2004	2003	2002

Numerator
Net earnings available to common shareholders	$108,681	$86,713	$75,625

Denominators
Weighted average shares outstanding for basic earnings per share	69,142	69,284	71,136
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	1,109	1,131	1,172

Denominator for diluted earnings per share	70,251	70,415	72,308

Basic earnings per share	$ 1.57	$ 1.25	$ 1.06

Diluted earnings per share	$ 1.55	$ 1.23	$ 1.05

Stock options to purchase 786,000 common shares were not included in the 2002 calculation of diluted earnings per share because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. Employer contributions were $2.4 million in 2004 and $2.2 million each year for 2003 and 2002.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover substantially all U.S. employees, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. For U.S. plans, benefits are based on years of service and the highest five consecutive years’ earnings in the ten years preceding retirement. The Company funds annually in amounts consistent with minimum funding requirements and maximum tax deduction limits. In 2003, the Company made a voluntary $20 million tax-deductible contribution to the funded defined benefit plan. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plan’s investment in the common stock of the Company was $13.0 million at December 31, 2004, and $9.3 million at December 26, 2003.

The Company uses a December 31 measurement date for all of its plans.

For the funded pension plan, asset allocations at year-end were as follows:

	2004	2003

Graco common stock	7%	6%
Other equity securities	74%	76%
Debt securities	13%	8%
Real estate	5%	5%
Cash	1%	5%

Total	100%	100%

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities.

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 31, 2004, and December 26, 2003, and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2004	2003	2004	2003

Reconciliation of accumulated benefit obligation
Obligation, beginning of year	$147,226	$130,380	$25,898	$23,223
Service cost	4,136	3,544	771	685
Interest cost	8,707	8,204	1,501	1,483
Assumption changes	10,731	8,726	798	1,572
Actuarial loss	2,647	1,482	235	497
Benefit payments	(5,514)	(5,110)	(1,790)	(1,562)

Obligation, end of year	$167,933	$147,226	$27,413	$25,898

Reconciliation of fair value of plan assets
Fair value, beginning of year	$156,774	$109,458	$--	$--
Actual return on assets	24,037	31,799	--	--
Employer contributions	654	20,627	1,790	1,562
Benefit payments	(5,514)	(5,110)	(1,790)	(1,562)

Fair value, end of year	$175,951	$156,774	$--	$--

Funded status
Funded status over (under), end of year	$8,018	$9,548	$(27,413)	$(25,898)
Unrecognized transition obligation (asset)	(11)	(25)	--	--
Unrecognized prior service cost	1,070	1,214	--	--
Unrecognized loss (gain)	5,929	3,472	8,931	8,350

Net	$15,006	$14,209	$(18,482)	$(17,548)

The following table provides the amounts included in the consolidated balance sheets as of December 31, 2004, and December 26, 2003.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2004	2003	2004	2003

Prepaid benefit, funded plan	$27,566	$25,444	$—	$—
Accrued benefit, unfunded plans	(12,550)	(11,235)	(18,482)	(17,548)

Net	$15,006	$14,209	$(18,482)	$(17,548)

The accumulated benefit obligation for all defined benefit pension plans was $151 million and $135 million as of December 31, 2004, and December 26, 2003. Information for plans with an accumulated benefit obligation in excess of plan assets follows:

(In thousands)	2004	2003

Projected benefit obligation	$13,668	$12,509
Accumulated benefit obligation	12,275	11,267
Fair value of plan assets	--	--

The components of net periodic benefit cost for the plans for 2004, 2003 and 2002 were as follows:

	Pension Benefits			Postretirement Medical Benefits

(In thousands)	2004	2003	2002	2004	2003	2002

Service cost - benefits earned during the period	$4,136	$3,544	$3,450	$771	$685	$594
Interest cost on projected benefit obligation	8,707	8,204	7,961	1,501	1,483	1,378
Expected return on assets	(14,095)	(9,990)	(11,445)	--	--	--
Amortization of transition obligation (asset)	(15)	(15)	(15)	--	--	--
Amortization of prior service cost	144	144	149	--	--	--
Amortization of net loss (gain)	(69)	384	(565)	452	358	160
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	284	337	218	N/A	N/A	N/A

Net periodic benefit cost (credit)	$(908)	$2,608	$(247)	$2,724	$2,526	$2,132

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits

Weighted average assumptions	2004	2003	2004	2003

Discount rate	5.9%	5.9%	6.0	6.0
Rate of compensation increase	3.7%	3.2%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits

Weighted average assumptions	2004	2003	2002	2004	2003	2002

Discount rate	5.9%	6.4%	6.9%	6.0	6.5	7.0
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.2%	3.2%	3.7%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 9 percent for 2005, decreasing by one percentage point each year to a constant rate of 5 percent in 2009 and thereafter, subject to the plan’s 6 percent annual increase limitation.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Company’s retirement medical plan is not eligible for the Medicare subsidy under the Act.

At December 31, 2004, a one percent change in assumed health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	$ 41	$ (238)

Effect on the health care component of the accumulated
postretirement benefit obligation	354	(2,369)

The Company expects to contribute $0.5 million to its unfunded pension plans and $1.4 million to the retirement medical plan in 2005. No contribution to the funded pension plan is expected in 2005. Estimated future benefit payments are as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

2005	$ 6,000	$1,400
2006	6,500	1,500
2007	7,300	1,500
2008	7,700	1,600
2009	8,400	1,600
Years 2010 - 2014	55,200	9,500

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $3.4 million at December 31, 2004, payable as follows:

(In thousands)	Buildings	Vehicles & Equipment	Total

2005	$ 850	$ 974	$1,824
2006	465	590	1,055
2007	206	265	471
2008	--	50	50
2009	--	9	9
Thereafter	--	--	--

Total	$1,521	$1,888	$3,409

Total rental expense was $1.3 million for 2004, $2.1 million for 2003 and $1.8 million for 2002.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $10 million at December 31, 2004. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $13 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2.5 million at December 31, 2004. The Company has also guaranteed the debt of its subsidiaries for up to $22.2 million.

Contingencies. The Company has been named as a defendant in a number of lawsuits alleging bodily injury as a result of exposure to asbestos or silica. None of the suits make any allegations specifically regarding the Company or any of its products. Management does not know why the Company was included in the suits along with hundreds of other defendants. The Company is also party to various other legal proceedings arising in the normal course of business. The Company is actively defending these matters and has recorded an estimate of the probable costs. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

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

M. Subsequent Event

Effective January 1, 2005, the Company purchased the stock of Liquid Control Corporation, Inc. and its affiliated company Profill Corp. for approximately $35 million cash. The purchase price will be allocated based on a valuation of assets acquired and liabilities assumed. Liquid Control designs and manufactures highly engineered precision resin dispensing equipment and had sales of approximately $26 million in 2004.

In February 2005, the Company purchased the stock of Gusmer Corporation and Gusmer Europe S.L. for $65 million cash. The purchase price will be allocated based on a valuation of assets acquired and liabilities assumed. Gusmer designs and manufactures specialized two-component dispense equipment systems and had sales of approximately $43 million in 2004.

The products, brands, distribution channels and engineering capabilities of Liquid Control and Gusmer will expand and complement the Company’s Industrial/Automotive business.

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

Management’s Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2004 Annual Report on Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2004 Annual Report on Form 10-K is incorporated herein by reference.

Changes in internal control

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

The information under the heading “Executive Officers of the Company” in Part I of this 2004 Annual Report on Form 10-K and the information under the headings “Election of Directors, Nominees and Other Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, to be held on April 22, 2005, (the “Proxy Statement”), are incorporated herein by reference.

New York Stock Exchange Rule 303A.12

The Company's Annual CEO Certification as required by NYSE Rule 303A.12(a) was filed with the New York Stock Exchange on or about may 13, 2004. The certifications of the Chief Executive Officer, the Controller and the Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the company's disclosure in this Annual Report on Form 10-K, have been filed as exhibits 31.1, 31.2 and 31.3 hereto.

Audit Committee Members and Audit Committee Financial Expert

The information under the headings “Committees of the Board of Directors” and “Audit Committee Report” of the Company’s Proxy Statement are incorporated herein by reference.

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

The Company intends to post on the Graco website any amendment to, or waiver from, a provision of the Conduct of Business Guidelines that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information contained under the heading “Executive Compensation” of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled “Report of the Management Organization and Compensation Committee” and “Comparative Stock Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Beneficial Ownership of Shares” and under the heading “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the heading “Certain Business Relationships” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the heading “Principal Accounting Fees and Services” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements
		See Part II

	(2)	Financial Statement Schedule	Page
		• Schedule II - Valuation and Qualifying Accounts	50

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	52
		Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions From Reserves		Other[3] Add (Deduct)	Balance at end of year

Year ended December 31, 2004
Allowance for doubtful accounts	$2,600	$200	$500	[1]		$2,300
Allowance for returns and credits	3,100	6,400	6,200	[2]		3,300

	$5,700	$6,600	$6,700			$5,600

Year ended December 26, 2003
Allowance for doubtful accounts	$2,300	$700	$600	[1]	$200	$2,600
Allowance for returns and credits	3,300	5,500	5,700	[2]	$--	3,100

	$5,600	$6,200	$6,300		$200	$5,700

Year ended December 27, 2002
Allowance for doubtful accounts	$2,000	$700	$400	[1]		$2,300
Allowance for returns and credits	2,500	7,000	6,200	[2]		3,300

	$4,500	$7,700	$6,600			$5,600

[1]	Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
[2]	Credits issued and returns processed.
[3]	Assumed or established in connection with acquisition.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

\David A. Roberts	February 24, 2005
David A. Roberts
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\David A. Roberts	February 24, 2005
David A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

\Mark W. Sheahan	February 24, 2005
Mark W. Sheahan
Vice President and Treasurer
(Principal Financial Officer)

\James A. Graner	February 24, 2005
James A. Graner
Vice President and Controller
(Principal Accounting Officer)

L. R. Mitau	Director, Chairman of the Board
R. G. Bohn	Director
W. J. Carroll	Director
J. W. Eugster	Director
J. K. Gilligan	Director
J. H. Moar	Director
M. A. Morfitt	Director
M. H. Rauenhorst	Director
D. A. Roberts	Director
W. G. Van Dyke	Director
R. W. Van Sant	Director

David A. Roberts, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

\David A. Roberts	February 24, 2005
David A. Roberts
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

2.1

Stock Purchase Agreement By and Among PMC Global, Inc. Gusmer Machinery Group, Inc. and Graco Inc., dated as of February 4, 2005 (Incorporated by reference to exhibit 2.1 to the Company's Report on Form 8-K dated February 10, 2005.)

2.2

Stock Purchase Agreement By and Among PMC Europe Investments, S.L. and Graco Inc. dated as of February 4, 2005 (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated February 10, 2005.)

3.1	Restated Articles of Incorporation as amended September 24, 2004.

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

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

4.2	Credit agreement dated December 31, 2004, between the Company and Wachovia Bank, N.A.

*10.1	2004 Corporate and Business Unit Annual Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.2	Executive Officer Annual Incentive Bonus Plan.

*10.3

Nonemployee Director Stock Option Plan, as amended and restated February 23, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 30, 2001.)

*10.4	Long Term Stock Incentive Plan, as amended and restated December 10, 1999. (Incorporated by reference to Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K.)

*10.5	Graco Inc. Stock Incentive Plan dated May 1, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

10.6	Employee Stock Incentive Plan as adopted by the Board of Directors in February 1999. (Incorporated by reference to Exhibit 10.23 to the Company's 2002 Annual Report on Form 10-K.)

*10.7

Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997, File No. 001-09249.)

*10.8	CEO Award Program. (Incorporated by reference to Exhibit 10.9 of the Company's 2004 Annual Report on Form 10-K.)

*10.9	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991, File No. 001-09249.)

*10.10

Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K, File No. 001-09249.) First Amendment to Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.11 of the Company's 2003 Annual Report on Form 10-K.)

*10.11	Summary of Compensation of the Non-Employee Members of the Board of Directors of Graco Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated February 25, 2005.)

*10.12

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's 2001 Annual Report on Form 10-K.)

*10.13

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company's 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.14

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company's 2001 Annual Report on Form 10-K.)

*10.15

Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to Chief Executive Officer in 2001 and 2002. Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company's 2004 Annual Report on Form 10-K.) Amended form of agreement for awards made to Chief Executive Officer in 2004. Amended form of agreement for awards made to executive officers in 2004. (Incorporated by reference to Exhibit 10.2 and 10.4 to the Company's Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.16

Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 11, 1993, File No.001-09249.)

*10.17

Election Form. Form of agreement used for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan.

*10.18

Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control. (Incorporated by reference to Exhibit 10.15 to the Company's 2001 Annual Report on Form 10-K.)

*10.19

Executive Long Term Incentive Agreement (Restricted Stock). Form of agreement used for award of restricted stock to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

*10.20

Trust Agreement for Nonemployee Director Deferred Stock Account dated September 30, 1997, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997, File No. 001-09249.)

*10.21

Letter Agreement with President and Chief Executive Officer, dated June 5, 2001. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

*10.22	Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K, File No. 001-09249.)

*10.23	Executive Group Long-Term Disability Policy.

11	Statement of Computation of Earnings per share included in Note 1 on page 42.

21	Subsidiaries of the Registrant included herein on page 55.

23	Independent Auditors' Consent included herein on page 56X.

24	Power of Attorney included herein on page 57.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 58.

31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a) included herein on page 59.

31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a) included herein on page 60.

32	Certification of President and Chief Executive Officer; Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 61.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 62.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company as of December 31, 2004:

Subsidiary	Jurisdiction of Organization	Percentage of Voting Securities Owned by the Company

Equipos Graco Argentina S.A.	Argentina	100%*
Graco Canada Inc.	Canada	100%
Graco do Brasil Limitada	Brazil	100%*
Graco Europe N.V.	Belgium	100%*
Graco Fluid Equipment (Shanghai) Co., Ltd.	China (PRC)	100%
Graco GmbH	Germany	100%
Graco Hong Kong Limited	Hong Kong	100%*
Graco K.K.	Japan	100%
Graco Korea Inc.	Korea	100%
Graco Limited	England	100%*
Graco Minnesota Inc.	United States	100%
Graco N.V.	Belgium	100%*
Graco S.A.S.	France	100%
Graco South Dakota**	United States	100%

*	Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.

**	Shares 100% held by Graco Minnesota Inc.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 33-54205, No. 333-03459, No. 333-75307, and No. 333-63128 on Form S-8 of our report dated February 25, 2005, relating to the financial statements and financial statement schedule of Graco Inc. and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 31, 2004.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2005

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints David A. Roberts or Mark W. Sheahan, that person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person’s name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 31, 2004, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

Date

\R. G. Bohn	February 18, 2005
R. G. Bohn

\W. J. Carroll	February 18, 2005
W. J. Carroll

\J. W. Eugster	February 18, 2005
J. W. Eugster

\J. K. Gilligan	February 18, 2005
J. K. Gilligan

\L. R. Mitau	February 18, 2005
L. R. Mitau

\J. H. Moar	February 18, 2005
J. H. Moar

\M. A. Morfitt	February 18, 2005
M. A. Morfitt

\M. H. Rauenhorst	February 18, 2005
M. H. Rauenhorst

\D. A. Roberts	February 18, 2005
D. A. Roberts

\W. G. Van Dyke	February 18, 2005
W. G. Van Dyke

\R. W. Van Sant	February 18, 2005
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 24, 2005	\David A. Roberts
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 24, 2005	\James A. Graner
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 24, 2005	\Mark W. Sheahan
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

Date: February 24, 2005	\David A. Roberts
David A. Roberts
President and Chief Executive Officer

Date: February 24, 2005	\James A. Graner
James A. Graner
Vice President and Controller

Date: February 24, 2005	\Mark W. Sheahan
Mark W. Sheahan
Vice President and Treasurer

Exhibit 99

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Graco Inc. (the “Company”) wishes to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so.

From time to time various forms filed by the Company with the Securities and Exchange Commission, including the Company’s Form 10-K, Form 10-Q and Form 8-K, its Annual Report to Shareholders, and press releases, other written documents or oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will”, and similar expressions, and reflect the Company’s expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company’s operating results are the following:

•	With respect to the Company’s business as a whole, the Company’s prospects and operating results may be affected by:

—	changes in world economies, including expansions, downturns or recessions and fluctuations in capital goods investment activity, interest rates, and foreign currency exchange rates;

—	the ability of the Company to successfully integrate acquisitions, in particular the recent acquisitions of Liquid Control Corporation and Gusmer Corporation;

—

international trade factors, including changes in international trade policy, such as export controls, trade sanctions; increased tariff barriers and other restrictions; weaker protection of the Company’s proprietary technology in certain foreign countries; the burden of complying with foreign laws and standards; and potentially burdensome taxes;

—

the ability of the Company to: develop new products and technologies; maintain and enhance its market position relative to its competitors; maintain and enhance its distribution channels; identify and enter into new markets; realize productivity and product quality improvements; offset cost pressures from labor, materials and overhead with price increases; and control expenses;

—

disruption in operations, transportation, communication, customer operations, distribution, payment or sources of supply, including the cost and availability of skilled labor, materials and energy, caused by political or economic instability, acts of God, labor disputes, war, embargo, weather, flood, fire, infectious disease, or other cause beyond its reasonable control, including military conflict in the Middle East or on the Korean peninsula and terrorist activity throughout the world;

—	pricing pressure and lack of availability of key materials used in the manufacture of products;

—	worldwide competition from low-cost manufacturers, including those that copy the Company's products;

—	breakdown, interruption in or inadequate upgrading of the Company's information processing software, hardware or networks;

—	successful implementation of a new enterprise resource planning (“ERP”) software system throughout the Company;

—	changes in the markets in which the Company participates, including consolidation of competitors and major customers, price competition, and products demanded;

—	changes in accounting standards or in the application by the Company of critical accounting policies;

—	compliance with corporate governance requirements;

—	growth in either the severity or magnitude of the products liability claims against the Company, particularly with respect to silica or asbestos; and

—	changes in the return on investments in the Company's retirement plan.

•

The prospects and operating results of the Company’s Contractor Equipment segment may be affected by: variations in the level of residential, commercial and institutional building and remodeling activity; the loss of, or significant reduction in sales to large customers; the pricing power of large customers; the availability and cost of construction financing; changes in the environmental regulation of coatings; consolidation in the paint equipment manufacturing industry and paint manufacturing industry; changes in the technology of paint and coating applications; changes in the buying and channel preferences of the end user; the Company’s success in converting painters outside North America from brush and roller to spray equipment; changes in the business practices (including inventory management) of the major distributors of contractor equipment; changes in construction materials and techniques; changes in the cost of labor in foreign markets; the regional market strength of certain competitors; the level of government spending on infrastructure development and road construction, maintenance and repair; and the nature and extent of highway safety regulation.

•

The prospects and operating results of the Company’s Industrial/ Automotive Equipment segment may be affected by: the capital equipment spending levels of customers; the availability and cost of financing; changes in the environmental regulation of coatings; changes in the technical and performance characteristics of materials, including powder; changes in application technology; the ability of the Company to meet changing customer requirements; consolidation or other change in the channels of distribution; the pricing strategies of competitors; consolidation in the fluid handling equipment manufacturing industry; changes in the worldwide procurement practices of the major automobile manufacturers; changes in automotive manufacturing processes; and consolidation in the automobile manufacturing industry worldwide.

•

The prospects and operating results of the Company’s Lubrication Equipment segment may be affected by: consolidation in the oil production industry; the development of extended life lubricants for vehicles; the reduction in the need for changing vehicle lubricants; consumer trends in “do-it-yourself” vs. “do-it-for-me” oil changes; the successful development of vehicles that use power sources other than the internal combustion engine; consolidation of automotive dealerships; trends in spending by state and local governments; and variations in the equipment spending levels of the major oil companies.