Form 10-Q
period 2005-04-01
GRACO INC
filed 2005-05-02
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended April 1, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

69,190,000 common shares were outstanding as of April 25, 2005.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	13-15

	Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 6.	Exhibits	18

SIGNATURES			19

EXHIBITS

PART I

GRACO INC. AND SUBSIDIARIES
Item 1.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

Net Sales	$170,944	$134,982

Cost of products sold	85,078	61,578

Gross Profit	85,866	73,404

Product development	6,244	5,122

Selling, marketing and distribution	26,407	24,397

General and administrative	12,048	10,443

Operating Earnings	41,167	33,442

Interest expense	339	171

Other expense (income), net	189	(56)

Earnings before Income Taxes	40,639	33,327

Income taxes	13,600	11,000

Net Earnings	$27,039	$22,327

Basic Net Earnings per Common Share	$.39	$.32

Diluted Net Earnings per Common Share	$.38	$.32

Cash Dividends Declared per Common Share	$.13	$.09

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 1, 2005	Dec. 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$12,321	$60,554
Accounts receivable, less allowances of
$6,000 and $5,600	121,160	109,080
Inventories	63,168	40,219
Deferred income taxes	15,992	15,631
Other current assets	2,077	1,742
Total current assets	214,718	227,226

Property, Plant and Equipment
Cost	245,956	231,819
Accumulated depreciation	(141,514)	(137,309)
	104,442	94,510

Prepaid Pension	28,006	27,556
Goodwill	49,688	9,199
Other Intangible Assets, net	39,771	8,959
Other Assets	4,070	4,264
Total assets	$440,695	$371,714

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$45,679	$6,021
Trade accounts payable	25,848	18,599
Salaries, wages and commissions	12,119	19,804
Dividends payable	8,983	8,990
Other current liabilities	53,155	43,359
Total current liabilities	145,784	96,773

Retirement Benefits and Deferred Compensation	33,077	33,092

Deferred Income Taxes	11,014	11,012

Shareholders' Equity
Common stock	69,178	68,979
Additional paid-in capital	108,483	100,180
Retained earnings	74,276	62,773
Other, net	(1,117)	(1,095)
Total shareholders' equity	250,820	230,837
Total Liabilities and Shareholders' Equity	$440,695	$371,714

See notes to consolidated financial statements

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Cash Flows from Operating Activities

Net Earnings	$27,039	$22,327
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	5,703	4,602
Deferred income taxes	(766)	(901)
Tax benefit related to stock options exercised	1,000	2,500
Change in:
Accounts receivable	(3,107)	(1,550)
Inventories	(2,329)	(3,949)
Trade accounts payable	1,824	3,717
Salaries, wages and commissions	(9,472)	(4,911)
Retirement benefits and deferred compensation	(86)	(424)
Other accrued liabilities	6,182	6,361
Other	(186)	83
Net cash provided by operating activities	25,802	27,855

Cash Flows from Investing Activities

Property, plant and equipment additions	(3,735)	(3,838)
Proceeds from sale of property, plant and equipment	32	14
Capitalized software additions	--	(785)
Acquisition of businesses, net of cash acquired	(102,534)	--
Net cash used in investing activities	(106,237)	(4,609)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	45,816	7,592
Payments on notes payable and lines of credit	(6,062)	(2,123)
Common stock issued	7,946	8,652
Common stock retired	(7,017)	(15,202)
Cash dividends paid	(8,969)	(110,590)
Net cash used in financing activities	31,714	(111,671)
Effect of exchange rate changes on cash	488	(5)
Net increase (decrease) in cash and cash equivalents	(48,233)	(88,430)

Cash and cash equivalents

Beginning of year	60,554	112,118
End of period	$12,321	$23,688

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of April 1, 2005 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of April 1, 2005, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

Net earnings available to common shareholders	$27,039	$22,327

Weighted average shares outstanding for basic earnings per share	69,074	69,082

Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,200	1,160

Weighted average shares outstanding for diluted earnings per share	70,274	70,242

Basic earnings per share	$ .39	$ .32

Diluted earnings per share	$ .38	$ .32

Stock options to purchase 311,800 shares are not included in the 2005 calculation of diluted earnings per share because they would have been anti-dilutive.

3.

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

Net earnings

As reported	$27,039	$22,327
Stock-based compensation, net of related tax effects	1,058	873

Pro forma	$25,981	$21,454

Net earnings per common share

Basic as reported	$ .39	$ .38
Basic pro forma	.38	.31
Diluted as reported	.38	.32
Diluted pro forma	.37	.31

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This standard will be effective for the Company starting with the first quarter of 2006. Annual compensation cost, net of tax effects, related to unvested stock compensation as of April 1, 2005 is approximately $4.6 million in 2005, $2.5 million in 2006, $1.7 million in 2007 and $0.6 million in 2008 (as valued and calculated under SFAS 123 pro forma disclosures.) The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (Revised 2004).

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

Pension Benefits
Service Cost	$ 1,251	$ 1,060
Interest Cost	2,489	2,179
Expected return on assets	(3,950)	(3,525)
Amortization and other	157	146

Net periodic benefit cost (credit)	$ (53)	$ (140)

Postretirement Medical
Service Cost	$ 225	$ 250
Interest Cost	410	388
Amortization of net loss	115	112

Net periodic benefit cost	$ 750	$ 750

5.

Total comprehensive income for the quarter was $26.9 million in 2005 and $22.0 million in 2004. There have been no significant changes to the components of comprehensive income from those noted on the 2004 Form 10-K.

6.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen weeks ended April 1, 2005 and March 26, 2004 were as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

Net Sales
Industrial/Automotive	$ 87,869	$ 63,251
Contractor	67,780	58,975
Lubrication	15,295	12,756

Consolidated	$170,944	$134,982

Operating Earnings

Industrial/Automotive	$ 21,964	$ 20,265
Contractor	15,086	11,925
Lubrication	4,199	3,002
Unallocated corporate expense	(82)	(1,750)

Consolidated	$ 41,167	$ 33,442

Segment operating earnings for 2004 have been restated to conform to 2005, which includes amortization of intangibles formerly classified as unallocated corporate expense.

7.	Major components of inventories were as follows (in thousands):

	April 1, 2005	Dec. 31, 2004

Finished products and components	$46,321	$29,263

Products and components in various stages
of completion	22,604	18,656

Raw materials and purchased components	22,689	19,929

	91,614	67,848

Reduction to LIFO cost	(28,446)	(27,629)

Total	$63,168	$40,219

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
April 1, 2005
Customer relationships and
distribution network	4 - 8	$20,365	$(2,203)	$(22)	$18,140
Patents, proprietary technology
and product documentation	3 - 15	10,871	(915)	(10)	9,946
Trademarks, trade names
favorable lease and other	3 - 10	1,774	(602)	--	1,172
		33,010	(3,720)	(32)	29,258
Not Subject to Amortization:
Brand names		10,550	--	(37)	10,513
Total		$43,560	$(3,720)	$(69)	$39,771

December 31, 2004
Customer relationships and
distribution network	5	$ 3,765	$(1,543)	$ --	$ 2,222
Patents, proprietary technology
and product documentation	3 - 15	1,241	(611)	--	630
Trademarks, trade names and
other	2 - 10	1,494	(667)	--	827
		6,500	(2,821)	--	3,679
Not Subject to Amortization:
Brand names		5,280	--	--	5,280
Total		$11,780	$(2,821)	$ --	$ 8,959

Amortization of intangibles during the first quarter of 2005 was $1.0 million. Estimated annual amortization is as follows: $4.5 million in 2005, $4.6 million in 2006, $4.6 million in 2007, $3.9 million in 2008, $3.5 million in 2009 and $9.2 million thereafter.

9.	Components of other current liabilities were (in thousands):

	April 1, 2005	Dec. 31, 2004
Accrued insurance liabilities	$ 9,207	$ 9,139
Accrued warranty and service liabilities	9,022	9,409
Accrued trade promotions	3,218	6,574
Payable for employee stock purchases	995	4,913
Income taxes payable	13,553	2,188
Other	17,160	11,136

	$53,155	$43,359

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific customer warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended April 1, 2005	Year Ended Dec. 31, 2004

Balance, beginning of year	$ 9,409	$ 9,227
Charged to expense	1,712	8,066
Margin on parts sales reversed	328	2,516
Reductions for claims settled	(2,427)	(10,400)

Balance, end of period	$ 9,022	$ 9,409

10.

Effective January 1, 2005, the Company purchased the stock of Liquid Control Corporation, Inc. and its affiliated company Profill Corp. for approximately $35 million cash. Liquid Control designs and manufactures highly engineered precision resin dispensing equipment, which will expand and complement the Company’s Industrial/Automotive business. Liquid Control had sales of approximately $26 million in 2004. Results of Liquid Control’s operations have been included in the Industrial/Automotive segment since the date of acquisition.

The purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$2,900
Inventories	4,900
Property, plant and equipment	7,800
Identifiable intangible assets	16,100
Goodwill	8,600
Total purchase price	40,300
Liabilities assumed	(4,900)
Net assets acquired	$35,400

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Customer relationships (8 years)	$10,100
Proprietary technology (8 years)	3,500
Total (8 years)	13,600
Brand names (indefinite useful life)	2,500
Total identifiable intangible assets	$16,100

For tax purposes, the transaction will be treated as a purchase of assets and goodwill is expected to be fully deductible.

Effective February 4, 2005, the Company purchased the stock of Gusmer Corporation Inc. and Gusmer Europe, S.L. for approximately $68 million cash. Gusmer designs and manufactures specialized two-component dispense equipment systems, which will expand and complement the Company’s Industrial/Automotive business. Gusmer had sales of approximately $43 million in 2004. Results of Gusmer’s operations have been included in the Industrial/Automotive segment since the date of acquisition.

The purchase price has not been finalized and is subject to agreement on closing asset and liability balances. The preliminary purchase price was allocated based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$ 500
Accounts receivable	7,400
Inventories	15,600
Property, plant and equipment	2,900
Identifiable intangible assets	15,800
Goodwill	31,900
Total purchase price	74,100
Liabilities assumed	(6,500)
Net assets acquired	$67,600

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Customer relationships (7 years)	$ 6,500
Proprietary technology (8 years)	4,400
Product documentation (5 years)	1,800
Favorable lease (3 years)	400
Total (7 years)	13,100
Brand names (indefinite useful life)	2,700
Total identifiable intangible assets	$15,800

For tax purposes, the transaction will be treated as a purchase of assets and goodwill is expected to be fully deductible.

The following pro forma information assumes the acquisitions of Liquid Control and Gusmer occurred as of the beginning of each quarter presented. The pro forma information is not necessarily indicative of what would have actually occurred or of future results (in thousands, except per share amounts).

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

Net sales	$175,600	$152,500
Net earnings	26,500	20,300
Basic earnings per share	.38	.29
Diluted earnings per share	.38	.29
GRACO INC. AND SUBSIDIARIES
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004
Net Sales	100.0%	100.0%
Cost of products sold	49.8	45.6

Gross Profit	50.2	54.4
Product development	3.7	3.8
Selling, marketing and distribution	15.4	18.1
General and administrative	7.0	7.7

Operating Earnings	24.1	24.8
Interest expense	.2	0.1
Other (income) expense, net	.1	--

Earnings before Income Taxes	23.8	24.7
Income taxes	8.0	8.2

Net Earnings	15.8%	16.5%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2005	March 26, 2004

By Segment

Industrial/Automotive	$ 87,869	$ 63,251
Contractor	67,780	58,975
Lubrication	15,295	12,756
Consolidated	$170,944	$134,982

By Geographic Area

Americas[1]	$114,019	$ 89,275
Europe[2]	35,709	27,914
Asia Pacific	21,216	17,793
Consolidated	$170,944	$134,982

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Consolidated sales increased by 27 percent compared to the first quarter last year. Sales from acquired businesses contributed 11 percentage points of the increase. All operating segments and geographic regions experienced double-digit percentage growth in sales.

Industrial/Automotive sales increased by 39 percent, 15 percent before sales from acquired operations. Demand for this segment’s products remained strong in all major product categories and in all geographic regions.

Contractor segment sales increased by 15 percent. In the Americas, there was double-digit percentage growth in both the professional paint store channel and the home center channel. Sales of larger paint sprayers were particularly strong in the professional paint store channel. The rollout of texture sprayers contributed to the increase in home center channel sales.

Lubrication segment sales increased by 20 percent. Sales were strong in all geographic regions and major product categories. Re-introduction of the Matrix™ fluid management system in the second quarter should have a positive impact on future sales.

Gross Profit

Gross profit as a percentage of sales was 50.2 percent compared to 54.4 percent for the first quarter last year. Approximately 3 percentage points of the decline was due to the impact of acquisitions, including lower margins on acquired products and the recognition of costs assigned to inventories as part of the valuation of assets acquired. The remainder of the decrease is due to several factors, including mix of products sold and higher material costs, offset somewhat by favorable effects of higher volume and process improvements.

Operating Expenses

Total operating expenses increased due to the expenses of the acquired operations. Expenses as a percentage of sales decreased to 26.1 percent from 29.6 percent.

General and administrative expense includes approximately $1 million from the amortization of intangible assets related to the businesses acquired in 2005. The annual recurring non-cash expense associated with amortization of intangible assets from those acquired companies is expected to be approximately $4 million.

Liquidity and Capital Resources

During the quarter, significant uses of cash included $103 million for acquisitions of businesses, $9 million of dividends paid and $7 million for purchases and retirement of Company common stock. The Company used cash on hand and a $40 million advance from a line of credit to fund the acquisitions. During the first quarter of 2004, significant uses of cash included $111 million of dividends paid (including $104 million for a one-time special dividend) and $15 million for purchases and retirement of Company common stock.

The Company had unused lines of credit available at April 1, 2005 totaling $80 million. Cash balances of $12 million at April 1, 2005, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Results for the first quarter were in line with management’s expectations. While management’s vision is limited due to the short cycle nature of the business, the sales tempo experienced throughout the quarter was good and management continues to expect growth this year. Management expects that the businesses acquired in the first quarter will begin to contribute to net earnings in the second half of this year.

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

PART II

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jan 1, 2005 - Jan 28, 2005	--	--	--	1,969,400

Jan 29, 2005 - Feb 25, 2005	53,200	$37.50	53,200	1,916,200

Feb 26, 2005 - Apr 1, 2005	127,500	$39.39	127,500	1,788,700

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

	10.1	Long Term Stock Incentive Plan, as amended and restated June 18, 2004

	10.2	Graco Inc. Stock Incentive Plan, as amended and restated June 18, 2004

	10.3	Employee Stock Incentive Plan, as amended and restated June 18, 2004

	10.4	Graco Inc. Nonemployee Director Stock Option Plan, as amended and restated June 18, 2004

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

	31.2	Certification of Vice President and Controller pursuant to Rule 13a-14(a)

	31.3	Certification of Vice President and Treasurer pursuant to Rule 13a-14(a)

	32	Certification of President and Chief Executive Officer, Vice President and Controller, and Vice President and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	April 29, 2005	By:	/s/David A. Roberts

David A. Roberts
President and Chief Executive Officer
Date:	April 29, 2005	By:	/s/James A. Graner

James A. Graner
Vice President and Controller
Date:	April 29, 2005	By:	/s/Mark W. Sheahan

Mark W. Sheahan
Vice President and Treasurer