Form 10-Q
period 2005-07-01
GRACO INC
filed 2005-08-01
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended July 1, 2005

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

68,704,000 common shares were outstanding as of July 22, 2005.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	13-16

	Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits	18

SIGNATURES			19

EXHIBITS

PART I

GRACO INC. AND SUBSIDIARIES
Item I.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net Sales	$198,221	$160,165	$369,165	$295,147

Cost of products sold	95,929	75,023	181,007	136,601

Gross Profit	102,292	85,142	188,158	158,546

Product development	6,615	5,445	12,859	10,567
Selling, marketing and distribution	28,272	25,130	54,679	49,527
General and administrative	13,061	9,570	25,109	20,013

Operating Earnings	54,344	44,997	95,511	78,439

Interest expense	508	98	847	269
Other expense, net	198	220	387	164

Earnings before Income Taxes	53,638	44,679	94,277	78,006

Income taxes	18,000	14,700	31,600	25,700

Net Earnings	$35,638	$29,979	$62,677	$52,306

Basic Net Earnings
per Common Share	$.52	$.43	$.91	$.76

Diluted Net Earnings
per Common Share	$.51	$.43	$.89	$.74

Cash Dividends Declared
per Common Share	$.13	$.09	$.26	$.19

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 1, 2005	Dec. 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$7,111	$60,554
Accounts receivable, less allowances of
$6,200 and $5,600	132,550	109,080
Inventories	59,011	40,219
Deferred income taxes	15,848	15,631
Other current assets	1,675	1,742

Total current assets	216,195	227,226

Property, Plant and Equipment
Cost	251,115	231,819
Accumulated depreciation	(146,074)	(137,309)

Property, plant and equipment, net	105,041	94,510

Prepaid Pension	28,606	27,556
Goodwill	49,174	9,199
Other Intangible Assets, net	38,089	8,959
Other Assets	4,349	4,264

Total Assets	$441,454	$371,714

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$47,752	$6,021
Trade accounts payable	23,460	18,599
Salaries, wages and commissions	15,828	19,804
Dividends payable	8,931	8,990
Other current liabilities	43,133	43,359

Total current liabilities	139,104	96,773

Retirement Benefits and Deferred Compensation	32,623	33,092

Deferred Income Taxes	10,989	11,012

Shareholders' Equity
Common stock	68,698	68,979
Additional paid-in capital	108,574	100,180
Retained earnings	84,194	62,773
Other, net	(2,728)	(1,095)

Total shareholders' equity	258,738	230,837

Total Liabilities and Shareholders' Equity	$441,454	$371,714

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004
Cash Flows from Operating Activities

Net Earnings	$62,677	$52,306
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	11,806	9,076
Deferred income taxes	(734)	(958)
Tax benefit related to stock options exercised	1,200	4,000
Change in
Accounts receivable	(16,747)	(11,970)
Inventories	1,491	(5,586)
Trade accounts payable	(427)	4,359
Salaries, wages and commissions	(5,540)	(2,556)
Retirement benefits and deferred compensation	(614)	(551)
Other accrued liabilities	(3,406)	3,027
Other	51	216

Net cash provided by operating activities	49,757	51,363

Cash Flows from Investing Activities

Property, plant and equipment additions	(9,177)	(6,377)
Proceeds from sale of property, plant and equipment	46	115
Capitalized software additions	(402)	(802)
Acquisitions of businesses, net of cash acquired	(102,797)	--

Net cash used in investing activities	(112,330)	(7,064)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	69,749	13,367
Payments on notes payable and lines of credit	(27,730)	(8,961)
Common stock issued	8,639	12,146
Common stock retired	(25,077)	(23,773)
Cash dividends paid	(17,964)	(116,998)

Net cash used in financing activities	7,617	(124,219)

Effect of exchange rate changes on cash	1,513	241

Net increase (decrease) in cash and cash equivalents	(53,443)	(79,679)
Cash and cash equivalents
Beginning of year	60,554	112,118

End of period	$7,111	$32,439

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of July 1, 2005, and the related statements of earnings for the thirteen and twenty-six weeks ended July 1, 2005 and June 25, 2004, and cash flows for the twenty-six weeks ended July 1, 2005 and June 25, 2004 have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of July 1, 2005, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net earnings available to
common shareholders	$35,638	$29,979	$62,677	$52,306

Weighted average shares
outstanding for basic
earnings per share	68,959	69,243	69,016	69,162

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	1,077	1,040	1,139	1,100

Weighted average shares
outstanding for diluted
earnings per share	70,036	70,283	70,155	70,262

Basic earnings per share	$.52	$.43	$.91	$.76
Diluted earnings per share	$.51	$.43	$.89	$.74

Stock options to purchase 382,800 shares are not included in the 2005 calculation of diluted earnings per share because they would have been anti-dilutive.

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 1, 2005		June 25, 2004	July 1, 2005	June 25, 2004
Net earnings

As reported	$35,638		$29,979	$62,677	$52,306
Stock-based compensation, net of
related tax effects	1,246		843	2,304	1,716

Pro forma	$34,392		$29,136	$60,373	$50,590

Net earnings per common share

Basic as reported	$.52		$.43	$.91	$.76
Basic pro forma	.50	.	.42	.87	.73
Diluted as reported	.51		.43	.89	.74
Diluted pro forma	.49		.41	.86	.72

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This standard will be effective for the Company starting with the first quarter of 2006. Annual compensation cost, net of tax effects, related to unvested stock compensation as of July 1, 2005 is approximately $4.8 million in 2005, $2.6 million in 2006, $1.8 million in 2007 and $0.7 million in 2008 (as valued and calculated under SFAS 123 pro forma disclosures.) The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (Revised 2004).

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Pension Benefits
Service cost	$1,104	$1,025	$2,355	$2,085
Interest cost	2,482	2,182	4,971	4,361
Expected return on assets	(3,950)	(3,523)	(7,900)	(7,048)
Amortization and other	68	113	225	258

Net periodic benefit cost (credit)	$(296)	$(203)	$(349)	$(344)

Postretirement Medical
Service cost	$225	$135	$450	$385
Interest cost	410	363	820	751
Amortization of net loss	115	114	230	226

Net periodic benefit cost	$750	$612	$1,500	$1,362

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net income	$35,638	$29,979	$62,677	$52,306
Foreign currency translation
adjustments	(1,657)	--	(1,774)	--
Minimum pension liability
adjustment, net of tax	17	--	31	(366)

Comprehensive income	$33,998	$29,979	$60,934	$51,940

The functional currency of certain subsidiaries in Great Britain and Spain, each acquired in 2005, is local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income.

6.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended July 1, 2005 and June 25, 2004 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net Sales

Industrial/Automotive	$93,775	$66,471	$181,644	$129,722
Contractor	89,567	81,610	157,347	140,585
Lubrication	14,879	12,084	30,174	24,840

Consolidated	$198,221	$160,165	$369,165	$295,147

Operating Earnings

Industrial/Automotive	$24,700	$20,210	$46,664	$40,475
Contractor	25,754	23,371	40,840	35,296
Lubrication	4,047	2,648	8,246	5,650
Unallocated Corporate
expenses	(157)	(1,232)	(239)	(2,982)

Consolidated	$54,344	$44,997	$95,511	$78,439

Segment operating earnings for 2004 have been restated to conform to 2005, which includes amortization of intangibles formerly classified as unallocated corporate expense.

7.	Major components of inventories were as follows (in thousands):

	July 1, 2005	Dec. 31, 2004

Finished products and components	$43,338	$29,263

Products and components in various stages
of completion	22,127	18,656

Raw materials and purchased components	22,066	19,929

	87,531	67,848
Reduction to LIFO cost	(28,520)	(27,629)

	$59,011	$40,219

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
July 1, 2005
Customer relationships and
distribution network	4 - 8	$20,365	$(2,937)	$(322)	$17,106
Patents, proprietary technology
and product documentation	3 - 15	10,871	(1,291)	(131)	9,449
Trademarks, trade names
favorable lease and other	3 - 10	1,774	(679)	--	1,095
		33,010	(4,907)	(453)	27,650
Not Subject to Amortization:
Brand names		10,550	--	(111)	10,439
Total		$43,560	$(4,907)	$(564)	$38,089

December 31, 2004
Customer relationships and
distribution network	5	$ 3,765	$(1,543)	$ --	$ 2,222
Patents, proprietary technology
and product documentation	3 - 15	1,241	(611)	--	630
Trademarks, trade names and
other	2 - 10	1,494	(667)	--	827
		6,500	(2,821)	--	3,679
Not Subject to Amortization:
Brand names		5,280	--	--	5,280
Total		$11,780	$(2,821)	$ --	$ 8,959

Amortization of intangibles was $1.2 million in the second quarter of 2005 and $2.2 million year-to-date. Estimated annual amortization is as follows: $4.5 million in 2005, $4.6 million in 2006, $4.6 million in 2007, $3.9 million in 2008, $3.5 million in 2009 and $9.2 million thereafter.

9.	Components of other current liabilities were (in thousands):

	July 1, 2005	Dec. 31, 2004
Accrued insurance liabilities	$ 9,007	$ 9,139
Accrued warranty and service liabilities	8,752	9,409
Accrued trade promotions	4,870	6,574
Payable for employee stock purchases	2,665	4,913
Income taxes payable	4,385	2,188
Other	13,454	11,136

	$43,133	$43,359

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-Six Weeks Ended July 1, 2005	Year Ended Dec. 31, 2004

Balance, beginning of year	$ 9,409	$ 9,227
Charged to expense	3,530	8,066
Margin on parts sales reversed	1,076	2,516
Reductions for claims settled	(5,263)	(10,400)

Balance, end of period	$ 8,752	$ 9,409

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

The purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$ 2,900
Inventories	4,900
Property, plant and equipment	7,800
Identifiable intangible assets	16,100
Goodwill	8,600

Total purchase price	40,300
Liabilities assumed	(4,900)

Net assets acquired	$35,400

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Customer relationships (8 years)	$10,100
Proprietary technology (8 years)	3,500

Total (8 years)	13,600
Brand names (indefinite useful life)	2,500

Total identifiable intangible assets	$16,100

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

The purchase price was allocated based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$500
Accounts receivable	7,400
Inventories	15,600
Property, plant and equipment	2,900
Identifiable intangible assets	15,800
Goodwill	32,200

Total purchase price	74,400
Liabilities assumed	(6,500)

Net assets acquired	$67,900

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Customer relationships (7 years)	$6,500
Proprietary technology (8 years)	4,400
Product documentation (5 years)	1,800
Favorable lease (3 years)	400

Total (7 years)	13,100
Brand names (indefinite useful life)	2,700

Total identifiable intangible assets	$15,800

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net sales	$198,221	$177,725	$373,784	$330,266
Net earnings	35,638	29,357	62,094	49,614
Basic earnings per share	.52	.42	.90	.72
Diluted earnings per share	.51	.42	.88	.71
GRACO INC. AND SUBSIDIARIES
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	48.4	46.8	49.0	46.3

Gross Profit	51.6	53.2	51.0	53.7
Product development	3.3	3.4	3.5	3.6
Selling, marketing and distribution	14.3	15.7	14.8	16.7
General and administrative	6.6	6.0	6.8	6.8

Operating Earnings	27.4	28.1	25.9	26.6
Interest expense	0.2	0.1	0.2	0.1
Other (income) expense, net	0.1	0.1	0.1	0.1

Earnings Before Income Taxes	27.1	27.9	25.6	26.4
Income taxes	9.1	9.2	8.6	8.7

Net Earnings	18.0%	18.7%	17.0%	17.7%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
By Segment

Industrial/Automotive	$ 93,775	$ 66,471	$181,644	$129,722
Contractor	89,567	81,610	157,347	140,585
Lubrication	14,879	12,084	30,174	24,840

Consolidated	$198,221	$160,165	$369,165	$295,147

By Geographic Area

Americas[1]	$132,571	$107,767	$246,590	$197,042
Europe[2]	40,317	33,078	76,026	60,992
Asia Pacific	25,333	19,320	46,549	37,113

Consolidated	$198,221	$160,165	$369,165	$295,147

[1] North and South America, including the U.S.
[2] Europe, Africa and Middle East

Compared to last year, consolidated sales increased by 24 percent for the quarter and 25 percent year-to-date. Sales from acquired businesses contributed 12 percentage points to the quarter increase and 11 percentage points to the year-to-date increase. The favorable impact of currency translations contributed 1 percentage point to the quarter increase and 2 percentage points year-to-date. All operating segments and geographic regions experienced double-digit percentage growth in sales for both the quarter and year-to-date.

Industrial / Automotive segment sales increased 41 percent for the quarter and 40 percent year-to-date. Acquired businesses contributed 27 and 25 percentage points to the quarterly and year-to date increases, respectively, and favorable currency translations contributed 3 percentage points to both the quarter and year-to-date. The remaining increase was due to strong demand in the Americas and Asia Pacific.

Contractor segment sales increased 10 percent for the quarter and 12 percent year-to-date. In the Americas, sales were higher in both the professional paint store and home center channels due to new products and strong underlying demand. In Europe, demand for the segment’s products remained strong, resulting in double-digit percentage sales growth.

Lubrication segment sales increased 23 percent for the quarter and 21 percent year-to-date. Sales were higher in all major products and all geographic regions.

Gross Profit

Gross profit as a percentage of sales was 51.6 percent for the second quarter and 51.0 percent year-to-date, down from 53.2 percent and 53.7 percent, respectively, last year. Most of the decrease was due to the impact of acquisitions, including lower margins on acquired products and the recognition of costs assigned to inventories as part of the valuation of assets acquired. Gross profit rate is expected to improve as most of the acquired inventory has been sold. Other factors affecting the gross profit rate include higher material costs and the favorable impact of currency translation.

Operating Expenses

Total operating expenses increased due mostly to the expenses of acquired operations. Expenses as a percentage of sales were 24.2 percent for the quarter and 25.1 percent year-to-date, down from 25.1 percent and 27.1 percent last year, respectively.

In addition to the expenses of acquired operations, the Company continued to increase product development spending to meet its stated objective of creating sales growth from new products. Higher payroll costs, including incentives, and information systems spending contributed to the increase in general and administrative expenses in the second quarter.

General and administrative expense includes approximately $2 million from the amortization of intangible assets related to the businesses acquired in 2005. The annual recurring non-cash expense associated with amortization of intangible assets from those acquired companies is expected to be approximately $4 million.

Liquidity and Capital Resources

Significant uses of cash in the first half of 2005 included $103 million for acquisitions of businesses, $25 million for purchases and retirement of Company common stock and $18 million of dividends paid. The Company used cash on hand and a $40 million advance from a line of credit to fund the acquisitions. Accounts receivable balances increased since year-end 2004 due to acquisitions and higher sales activity. Days of sales in accounts receivable improved since year-end 2004.

Significant uses of cash in the first half of 2004 included $117 million of dividends paid (including $104 million for a one-time special dividend) and $24 million for purchases and retirement of company common stock.

The Company had unused lines of credit available at July 1, 2005 totaling $80 million. Cash balances of $7 million at July 1, 2005, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

The Company expects the businesses acquired in 2005 to begin contributing to net earnings in the second half of this year. Management is working with those operations to bring profitability closer to the levels generated by the rest of the Company within the next two years. The Company plans to consolidate the Florida operations of Liquid Control with similar businesses in New Jersey and Ohio by the end of 2005. The Company is also planning to move production of spray equipment from acquired Gusmer factories to existing Minnesota and South Dakota factories beginning in the third quarter of 2005 and continuing into 2006. These actions are not expected to have a material impact on 2005 earnings.

Management continues to be optimistic about the remainder of 2005.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Apr 2, 2005 - Apr 29, 2005	75,500	$34.37	75,500	1,713,200

Apr 30, 2005 - May 27, 2005	220,000	$34.53	220,000	1,493,200

May 28, 2005 - Jul 1, 2005	227,500	$34.59	227,500	1,265,700

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 22, 2005, four directors were elected to the Board of Directors with the following votes:

	For	Withheld
Lee R. Mitau	61,318,575	1,244,183
James H. Moar	61,963,677	599,081
Martha A. Morfitt	62,250,434	312,324
David A. Roberts	62,227,701	335,057

At the same meeting, the selection of Deloitte & Touche LLP as independent auditors for the current year was approved and ratified, with the following votes:

For	Against	Abstentions	Broker Non-Vote
60,074,328	2,413,869	74,561	--

No other matters were voted on at the meeting.

Item 6.	Exhibits

10.1	Deferred Compensation Plan (2005 statement) as amended.

10.2

Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company’s Report on Form 10-Q for the twenty-six weeks ended June 27, 1997, File No. 001-09249.)

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

GRACO INC.
Date:	August 1, 2005	By:	/s/David A. Roberts

David A. Roberts
President and Chief Executive Officer
Date:	August 1, 2005	By:	/s/James A. Graner

James A. Graner
Vice President and Controller
Date:	August 1, 2005	By:	/s/Mark W. Sheahan

Mark W. Sheahan
Vice President and Treasurer