Form 10-Q
period 2005-09-30
GRACO INC
filed 2005-10-31
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

68,543,000 common shares were outstanding as of October 24, 2005.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	13-16

	Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits	18

SIGNATURES

EXHIBITS

PART I

GRACO INC. AND SUBSIDIARIES
Item 1.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004

Net Sales	$176,934	$149,066	$546,099	$444,213

Cost of products sold	82,212	66,946	263,219	203,547

Gross Profit	94,722	82,120	282,880	240,666

Product development	7,031	5,231	19,890	15,798
Selling, marketing and distribution	27,581	24,449	82,260	73,976
General and administrative	13,148	9,195	38,257	29,208

Operating Earnings	46,962	43,245	142,473	121,684

Interest expense	343	115	1,190	384
Other expense, net	121	113	508	277

Earnings before Income Taxes	46,498	43,017	140,775	121,023

Income taxes	15,600	14,200	47,200	39,900

Net Earnings	$30,898	$28,817	$93,575	$81,123

Basic Net Earnings
per Common Share	$.45	$.42	$1.36	$1.17

Diluted Net Earnings
per Common Share	$.44	$.41	$1.34	$1.15

Cash Dividends Declared
per Common Share	$.13	$.09	$.39	$.28

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sept 30, 2005	Dec 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$14,278	$60,554
Accounts receivable, less allowances
of $5,900 and $5,600	119,856	109,080
Inventories	58,705	40,219
Deferred income taxes	15,247	15,631
Other current assets	1,113	1,742

Total current assets	209,199	227,226

Property, Plant and Equipment
Cost	253,404	231,819
Accumulated depreciation	(150,095)	(137,309)

Property, plant and equipment, net	103,309	94,510

Prepaid Pension	29,101	27,556
Goodwill	49,129	9,199
Other Intangible Assets, net	37,098	8,959
Other Assets	4,330	4,264

Total Assets	$432,166	$371,714

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$16,170	$6,021
Trade accounts payable	22,531	18,599
Salaries, wages and commissions	20,111	19,804
Dividends payable	8,914	8,990
Other current liabilities	48,410	43,359

Total current liabilities	116,136	96,773

Retirement Benefits and Deferred Compensation	32,888	33,092

Deferred Income Taxes	11,050	11,012

Shareholders' Equity
Common stock	68,510	68,979
Additional paid-in capital	109,720	100,180
Retained earnings	96,693	62,773
Other, net	(2,831)	(1,095)

Total shareholders' equity	272,092	230,837

Total Liabilities and Shareholders' Equity	$432,166	$371,714

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004
Cash Flows from Operating Activities

Net Earnings	$93,575	$81,123
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	17,603	13,333
Deferred income taxes	(95)	(985)
Tax benefit related to stock options exercised	1,900	5,500
Change in
Accounts receivable	(3,762)	(3,740)
Inventories	1,783	(10,112)
Trade accounts payable	(1,385)	2,353
Salaries, wages and commissions	(1,187)	800
Retirement benefits and deferred compensation	(788)	(777)
Other accrued liabilities	1,898	7,015
Other	660	(152)

Net cash provided by operating activities	110,202	94,358

Cash Flows from Investing Activities
Property, plant and equipment additions	(12,027)	(9,184)
Proceeds from sale of property, plant and equipment	136	126
Capitalized software and other intangible asset additions	(785)	(856)
Acquisitions of businesses, net of cash acquired	(102,797)	--

Net cash used in investing activities	(115,473)	(9,914)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	75,346	20,943
Payments on notes payable and lines of credit	(64,989)	(19,186)
Common stock issued	9,573	14,075
Common stock retired	(35,238)	(32,773)
Cash dividends paid	(26,894)	(123,460)

Net cash used in financing activities	(42,202)	(140,401)

Effect of exchange rate changes on cash	1,197	112

Net increase (decrease) in cash and cash equivalents	(46,276)	(55,845)

Cash and cash equivalents

Beginning of year	60,554	112,118

End of period	$14,278	$56,273

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 30, 2005, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 30, 2005 and September 24, 2004, and cash flows for the thirty-nine weeks ended September 30, 2005 and September 24, 2004 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 30, 2005, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004
Net earnings available to
common shareholders	$30,898	$28,817	$93,575	$81,123

Weighted average shares
outstanding for basic
earnings per share	68,612	69,176	68,881	69,167

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	1,095	1,067	1,125	1,089

Weighted average shares
outstanding for diluted
earnings per share	69,707	70,243	70,006	70,256

Basic earnings per share	$.45	$.42	$1.36	$1.17
Diluted earnings per share	$.44	$.41	$1.34	$1.15

Stock options to purchase 370,300 shares are not included in the 2005 calculation of diluted earnings per share because they would have been anti-dilutive.

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

Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004
Net earnings

As reported	$30,898	$28,817	$93,575	$81,123
Stock-based compensation, net of
related tax effects	1,279	878	3,583	2,594

Pro forma	$29,619	$27,939	$89,992	$78,529

Net earnings per common share

Basic as reported	$.45	$.42	$1.36	$1.17
Basic pro forma	.43	.40	1.31	1.14
Diluted as reported	.44	.41	1.34	1.15
Diluted pro forma	.42	.40	1.29	1.12

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This standard will be effective for the Company starting with the first quarter of 2006. Annual compensation cost, net of tax effects, related to unvested stock compensation as of September 30, 2005 is approximately $4.8 million in 2005, $2.6 million in 2006, $1.8 million in 2007 and $0.7 million in 2008 (as valued and calculated under SFAS 123 pro forma disclosures.) The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (Revised 2004).

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004
Pension Benefits
Service cost	$1,154	$982	$3,509	$3,067
Interest cost	2,482	2,193	7,453	6,554
Expected return on assets	(3,762)	(3,524)	(11,662)	(10,571)
Amortization and other	250	5	475	263

Net periodic benefit cost (credit)	$124	$(344)	$(225)	$(687)

Postretirement Medical
Service cost	$181	$193	$631	$578
Interest cost	395	375	1,215	1,126
Amortization of net loss	164	113	394	339

Net periodic benefit cost	$740	$681	$2,240	$2,043

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004

Net income	$30,898	$28,817	$93,575	$81,123
Foreign currency
translation adjustments	(107)	--	(1,881)	--
Minimum pension liability
adjustment, net of tax	1	--	32	(366)

Comprehensive income	$30,792	$28,817	$91,726	$80,757

The functional currency of certain subsidiaries in Great Britain and Spain, each acquired in 2005, is local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income.

6.

The Company has three reportable segments; Industrial/Automotive, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 30, 2005 and September 24, 2004 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004
Net Sales

Industrial/Automotive	$88,052	$67,305	$269,696	$197,027
Contractor	75,318	68,620	232,665	209,205
Lubrication	13,564	13,141	43,738	37,981

Consolidated	$176,934	$149,066	$546,099	$444,213

Operating Earnings

Industrial/Automotive	$23,618	$22,411	$70,282	$62,886
Contractor	19,370	18,578	60,210	53,874
Lubrication	3,278	3,446	11,524	9,096
Unallocated Corporate	696	(1,190)	457	(4,172)

Consolidated	$46,962	$43,245	$142,473	$121,684

Segment operating earnings for 2004 have been restated to conform to 2005, which includes amortization of intangibles formerly classified as unallocated corporate.

7.	Major components of inventories were as follows (in thousands):

	Sept 30, 2005	Dec 31, 2004

Finished products and components	$44,137	$29,263

Products and components in various stages
of completion	21,745	18,656

Raw materials and purchased components	20,515	19,929

	86,397	67,848

Reduction to LIFO cost	(27,692)	(27,629)

	$58,705	$40,219

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
September 30, 2005
Customer relationships and
distribution network	4 - 8	$20,365	$(3,665)	$(340)	$16,360
Patents, proprietary technology
and product documentation	3 - 15	11,096	(1,666)	(139)	9,291
Trademarks, trade names
favorable lease and other	3 - 10	1,774	(759)	--	1,015
		33,235	(6,090)	(479)	26,666
Not Subject to Amortization:
Brand names		10,550	--	(118)	10,432
Total		$43,785	$(6,090)	$(597)	$37,098

December 31, 2004
Customer relationships and
distribution network	5	$ 3,765	$(1,543)	$ --	$ 2,222
Patents, proprietary technology
and product documentation	3 - 15	1,241	(611)	--	630
Trademarks, trade names and
other	2 - 10	1,494	(667)	--	827
		6,500	(2,821)	--	3,679
Not Subject to Amortization:
Brand names		5,280	--	--	5,280
Total		$11,780	$(2,821)	$ --	$ 8,959

Amortization of intangibles was $1.2 million in the third quarter of 2005 and $3.4 million year-to-date. Estimated annual amortization is as follows: $4.5 million in 2005, $4.6 million in 2006, $4.6 million in 2007, $4.0 million in 2008, $3.5 million in 2009 and $9.3 million thereafter.

9.	Components of other current liabilities were (in thousands):

	Sept 30, 2005	Dec 31, 2004
Accrued insurance liabilities	$ 9,033	$ 9,139
Accrued warranty and service liabilities	8,803	9,409
Accrued trade promotions	5,830	6,574
Payable for employee stock purchases	4,222	4,913
Income taxes payable	5,642	2,188
Other	14,880	11,136
	$48,410	$43,359

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sept 30, 2005	Year Ended Dec 31, 2004

Balance, beginning of year	$9,409	$ 9,227
Charged to expense	5,334	8,066
Margin on parts sales reversed	1,226	2,516
Reductions for claims settled	(7,166)	(10,400)

Balance, end of period	$8,803	$ 9,409

10.

Effective January 1, 2005, the Company purchased the stock of Liquid Control Corporation and its affiliated company Profill Corp. for approximately $35 million cash. Liquid Control designs and manufactures highly engineered precision resin dispensing equipment, which will expand and complement the Company’s Industrial/Automotive business. Liquid Control had sales of approximately $26 million in 2004. Results of Liquid Control’s operations have been included in the Industrial/Automotive segment since the date of acquisition.

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

Effective February 4, 2005, the Company purchased the stock of Gusmer Corporation and Gusmer Europe, S.L. for approximately $68 million cash. Gusmer designs and manufactures specialized two-component dispense equipment systems, which will expand and complement the Company’s Industrial/Automotive business. Gusmer had sales of approximately $43 million in 2004. Results of Gusmer’s operations have been included in the Industrial/Automotive segment since the date of acquisition.

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

The following pro forma information assumes the acquisitions of Liquid Control and Gusmer occurred as of the beginning of each year presented. The pro forma information is not necessarily indicative of what would have actually occurred or of future results (in thousands, except per share amounts).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004
Net sales	$176,934	$166,626	$550,718	$496,892
Net earnings	30,898	29,177	92,992	78,790
Basic earnings per share	.45	.42	1.35	1.14
Diluted earnings per share	.44	.42	1.33	1.12
GRACO INC. AND SUBSIDIARIES
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales and net earnings increased for the quarter and year-to-date. The rate of sales growth exceeded the rate of net earnings growth as a result of acquired operations having lower gross profit rates and higher operating expense rates. During the quarter, acquired operations attained break-even operating results. Year-to-date, acquired operations contributed approximately half of the increase in sales and more than three-fourths of the increase in operating expenses.

The following table sets forth items from the Company’s Consolidated Statements of Earnings as percentages of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.5	44.9	48.2	45.8

Gross Profit	53.5	55.1	51.8	54.2
Product development	4.0	3.5	3.6	3.5
Selling, marketing and distribution	15.6	16.4	15.1	16.7
General and administrative	7.4	6.2	7.0	6.6

Operating Earnings	26.5	29.0	26.1	27.4
Interest expense	0.2	0.1	0.2	0.1
Other (income) expense, net	--	0.1	0.1	--

Earnings Before Income Taxes	26.3	28.8	25.8	27.3
Income taxes	8.8	9.5	8.7	9.0

Net Earnings	17.5%	19.3%	17.1%	18.3%

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2005	Sept 24, 2004	Sept 30, 2005	Sept 24, 2004

By Segment

Industrial/Automotive	$ 88,052	$ 67,305	$269,696	$197,027
Contractor	75,318	68,620	232,665	209,205
Lubrication	13,564	13,141	43,738	37,981

Consolidated	$176,934	$149,066	$546,099	$444,213

By Geographic Area

Americas[1]	$117,598	$100,621	$364,188	$297,663
Europe[2]	36,390	29,533	112,416	90,525
Asia Pacific	22,946	18,912	69,495	56,025

Consolidated	$176,934	$149,066	$546,099	$444,213

[1] North and South America, including the U.S. [2] Europe, Africa and Middle East

Compared to last year, consolidated sales increased by 19 percent for the quarter and 23 percent year-to-date. Sales from acquired businesses contributed 11 percentage points to both the quarter increase and the year-to-date increase. The impact of currency translations was negligible for the quarter and contributed 1 percentage point to the year-to-date increase. All operating segments and geographic regions experienced growth in sales for both the quarter and year-to-date.

Industrial / Automotive segment sales increased 31 percent for the quarter and 37 percent year-to-date. Acquired businesses contributed 24 and 25 percentage points to the quarterly and year-to date increases, respectively. Favorable currency translations contributed 2 percentage points to the year-to-date increase. Sales were higher in all three regions for both the quarter and year-to-date.

Contractor segment sales increased 10 percent for the quarter and 11 percent year-to-date. In the Americas, sales for the quarter were higher in the professional paint store channel due to new products and strong underlying demand. In the home center channel, sales for the quarter were slightly lower as a result of changes in inventory stocking practices by a major customer. Both channels still show strong increases in sales on a year-to-date basis. In Europe, demand for the segment’s products remained strong, resulting in double-digit percentage sales growth for both the quarter and year-to-date.

Lubrication segment sales increased 3 percent for the quarter and 15 percent year-to-date. Sales were higher in all major products and all geographic regions.

Gross Profit

Gross profit as a percentage of sales was 53.5 percent for the third quarter and 51.8 percent year-to-date, down from 55.1 percent and 54.2 percent, respectively, last year. Most of the decrease was due to the impact of acquisitions, including lower margins on acquired products and the recognition of costs assigned to inventories as part of the valuation of assets acquired. Gross profit rate improved in the third quarter compared to the second quarter as most of the value of acquired inventory was reflected in the cost of goods sold in the first half of the year.

Operating Expenses

Total operating expenses increased due mostly to the expenses of acquired operations.

The Company also continued to increase product development spending to meet its stated objective of creating sales growth from new products.

In addition to the expenses of acquired operations (including approximately $3 million of intangible assets amortization), higher payroll costs including incentives, and information systems spending contributed to the year-to-date increase in general and administrative expenses.

Liquidity and Capital Resources

Significant uses of cash in the first nine months of 2005 included $103 million for acquisitions of businesses, $35 million for purchases and retirement of Company common stock and $27 million of dividends paid. The Company used cash on hand and a $40 million advance from a line of credit to fund the acquisitions. Most of the increases in accounts receivable and inventory balances since year-end 2004 are due to acquisitions.

Significant uses of cash in the first nine months of 2004 included $123 million of dividends paid (including $104 million for a one-time special dividend) and $33 million for purchases and retirement of Company common stock.

The Company had unused lines of credit available at September 30, 2005 totaling $108 million. Cash balances of $14 million at September 30, 2005, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including the planned purchase of assets of PBL Industries announced by the Company in the third quarter.

Outlook

Management is working to bring profitability of businesses acquired in 2005 closer to the levels generated by the rest of the Company. The Florida operations of Liquid Control will be consolidated with similar businesses in New Jersey and Ohio by the end of 2005. The Company is also moving production of spray equipment from acquired Gusmer factories to existing Minnesota and South Dakota factories beginning in the third quarter of 2005 and continuing into 2006. These actions are not expected to have a material impact on 2005 earnings. Management will be evaluating further actions as it continues to integrate the operations of acquired businesses.

Management continues to be optimistic about the remainder of 2005 and the prospects for 2006.

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

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jul 2, 2005 - Jul 29, 2005	--	--	--	1,265,700

Jul 30, 2005 - Aug 27, 2005	120,000	$37.51	120,000	1,145,700

Aug 27, 2005 - Sep 30, 2005	155,700	$36.35	155,700	990,000

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 31, 2005	By:	/s/David A. Roberts
David A. Roberts
President and Chief Executive Officer

Date:	October 31, 2005	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer

Exhibit 31.1

CERTIFICATION

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 31, 2005	/s/David A. Roberts
David A. Roberts
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 31, 2005	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer

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

Date:	October 31, 2005	By:	/s/David A. Roberts
David A. Roberts
President and Chief Executive Officer

Date:	October 31, 2005	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer