Form 10-K
period 2005-12-30
GRACO INC
filed 2006-02-27
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2005 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission File No. 001-09249

Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
None

Indicate by a check mark if the registrant is a well-known seasoned investor, as defined in Rule 405 of the Securities Act.   Yes  X   No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes       No  X

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer  X   Accelerated filer      Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company, as defined by Rule 12b-2 of the Act.
Yes       No  X

The aggregate market value of approximately 68,290,366 shares held by non-affiliates of the registrant was approximately $2.3 billion on July 1, 2005.

As of February 22, 2006, 68,343,503 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2006, are incorporated by reference into Part III, as specifically set forth in said Part III.

INDEX TO ANNUAL REPORT

ON FORM 10-K

ACCESS TO REPORTS

Investors may obtain access free of charge to the Graco Inc. annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports by visiting the Graco website at www.graco.com. These reports will be available as soon as reasonably practicable following electronic filing with, or furnishing to, the Securities and Exchange Commission.

PART I

Item 1. Business

General Information

Graco Inc., headquartered in Minneapolis, Minnesota, supplies technology and expertise for the management of fluids in both industrial and commercial applications. It designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid materials. Graco serves customers around the world in the manufacturing, processing, construction and maintenance industries. The Company’s products help customers solve difficult manufacturing problems, increase productivity, improve quality, conserve energy, save expensive material, control environmental emissions and reduce labor costs. Graco Inc. is the successor to Gray Company, Inc., which was incorporated in 1926 as a manufacturer of automobile lubrication equipment, and became a public company in 1969.

Graco’s strategic growth objectives include: increasing the proportion of sales outside North America, expanding its distribution network, developing new products, penetrating new markets and actively pursuing focused acquisitions where the Company can add significant value. The Company’s long term financial targets include: growing revenue by 10 percent and net earnings by 12 percent per year; achieving returns on sales exceeding 10 percent, on assets of at least 15 percent and on equity of at least 20 percent; generating at least 30 percent of each year’s sales from products introduced in the last three years; and generating at least 5 percent of each year’s sales from markets entered in the last three years. Initiatives for 2006 include, among other objectives, investment in emerging markets, expansion of global sourcing, and commencement of production at the Company’s new manufacturing plant in Suzhou, People’s Republic of China (“P.R.C.”).

Operating Segment Information; Geographic Information

Graco’s businesses are classified by management into three sales/engineering/marketing segments: Industrial/Automotive Equipment, Contractor Equipment and Lubrication Equipment. Financial information concerning these segments is set forth in Part II, Item 7, at page 14, and in Note B to the Consolidated Financial Statements. Financial information about geographic areas is also set forth in Note B to the Consolidated Financial Statements.

Industrial/Automotive Equipment

Graco’s Industrial/Automotive Equipment segment designs, markets and sells equipment for the following applications: sealants and adhesives, process, finishing, and protective coatings. The markets served include firms that manufacture, assemble, repair, and refinish a wide variety of equipment and other products, including: motor vehicles and components, wood products, aircraft and other aerospace equipment, farm and construction equipment, appliances, electronics, building materials, and molded plastic parts.

Products offered by the Industrial/Automotive Equipment segment include air, electric and hydraulically-powered pumps that pressurize, transfer and apply single and plural component paints, stains, chemicals, foams, protective coatings, sealants, adhesives, food, and other viscous materials through various application devices, including airless, air-assisted airless, electrostatic, HVLP (high volume-low pressure), and air spray guns, and single and plural component precision dispense valves. Fluid pressures ranging from 5 to more than 7,250 pounds per square inch and flow rates from .02 ounces to 275 gallons per minute are available. Sealant and adhesive, paint circulating and plural component packages and modules, and a complete line of parts and accessories, including advanced controllers, are also offered.

On January 1, 2005, the Company acquired the stock of Liquid Control Corporation of North Canton, Ohio, and its subsidiaries, Profill Corporation of North Canton, Ohio, Decker Industries Inc. of Palm City, Florida and Liquid Control Ltd. of Wellingborough, U.K. Liquid Control designs, manufactures and sells single and plural component manual and automatic resin dispensing equipment and systems, for use in the manufacture and assembly of a wide variety of products, including bonding cell phone housings, potting electronic components, fabrication, composite manufacturing and polyurethane molding and electronic assembly.

On February 4, 2005, the Company acquired the stock of Gusmer Corporation of Lakewood, New Jersey and its subsidiaries, Gusmer Canada Ltd., Gusmer Sudamerica S.A., and Gusmer Machinery (Nanjing) Co., Ltd. In the same transaction, Graco purchased the stock of Gusmer Corporation’s affiliate, Gusmer Europe, S.L. of Vilanova, Spain. Gusmer designs, develops, manufactures and sells specialized two-component equipment systems, designed specifically to dispense multiple component formulations such as polyesters, polyurethanes, polyureas and epoxies. Polyurea and epoxy coatings are used to coat steel and concrete in new construction, metal tanks, cargo beds and metal substrates. Polyurethane is used for insulation, packaging, flotation devices and many other products.

Graco entered the market for reaction injection molding equipment (RIM) with the acquisitions that the Company made in Early 2005: Liquid Control subsidiary, Decker Industries, and Gusmer Corporation. The RIM process uses plural component proportioners to form plastic parts by injecting two-component polyurethanes into molds. The parts produced by this process are strong and of low weight and range from very flexible to extremely rigid. The process is used to produce insulation, appliances, auto interiors, architectural moldings, sporting goods, molded parts, foam-in-place gaskets and filters.

Towable trailers designed to house a complement of plural-component foam and spraying equipment are customized by Gusmer Canada Ltd. Turn-key trailers are equipped with proportioning equipment, spray guns, heated hose, necessary power components and material supply systems that enable a contractor to have self-contained spray capability at a construction job site.

Highly engineered precision resin dispense equipment is designed and manufactured by Liquid Control Corporation in North Canton, Ohio. This equipment is used to precisely meter, mix, and dispense shots, beads, and dots of one and two-component epoxies, urethanes, silicones and other reactive resins for use as sealants and adhesives in a wide variety of products. Plural component fixed- and variable-ratio equipment dispenses materials for the potting and encapsulation of electrical and electronic components and the bonding, molding, sealing, doming, gasketing and coating of other products. Single component applications include the lubrication of switches, component bonding and formed-in-place gaskets for automotive engines, transmissions and electronics.

Industrial/Automotive equipment is sold worldwide direct to end users and through general and specialized distributors, integrators, warehouse distributors, jobbers, manufacturer representatives and original equipment manufacturers. Distributors promote and sell the equipment, provide product application expertise, and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Warehouse distributors and jobbers are prevalent in the automobile refinishing market and distribute the Company’s Sharpe® brand of air spray guns, parts and accessories to auto body shops for use in touch-up and repair. Original equipment manufacturers incorporate individual Graco products into their general equipment offerings to their customers.

Products marketed by the Industrial/Automotive Equipment segment are manufactured in Minneapolis, Minnesota, Sioux Falls, South Dakota, North Canton, Ohio, Lakewood, New Jersey, Mississauga, Ontario, Wellingborough, U.K., and Vilanova, Spain. Assembly of certain products for the European market is performed in Maasmechelen, Belgium.

Important drivers of product development in the Industrial/Automotive Equipment segment are the desire by customers to improve quality and increase productivity by using new materials and/or upgrading or automating production processes, the desire to manage costs by controlling and reducing the amount of material used and/or waste generated, and the need to modify processes in order to meet air quality and other environmental regulations.

Graco is developing new global industrial/automotive products and working to achieve broader coverage in emerging markets.

Recent Developments. At the end of 2005, Graco closed the Decker Industries operation in Palm City, Florida, and consolidated its activities with similar businesses in Lakewood, New Jersey and North Canton, Ohio.

In July, the Company announced that it would relocate the standard spray product manufacturing, engineering and customer service functions performed in Lakewood to Minneapolis and Sioux Falls. The RIM (reaction injection molding) business remains in Lakewood.

The 3150 Sanitary pump was introduced in June 2005. The 3150 is the only 3-inch pump certified 3-A by the Food and Drug Administration for dairy applications. This pump is easy to clean with an easy-to-disassemble, 185(Degree) rotating design.

In July 2005, the Company released the AA Series of air-airless spray guns with models G15 (1,500 psi) and G40 (4,000 psi). The guns are targeted at the wood and small metal finishing market, produce excellent finish quality, have a handle designed to fit a wide variety of hand shapes and sizes, and are lighter in weight with a significantly lighter trigger pull than competitive guns. The guns enable the operator to adjust the fan pattern without changing the spray tip, resulting in less overspray, material waste and volatile fumes.

The Reactor™ E-10 plural-component proportioner was released in September 2005. The E-10 is designed to spray foam insulation into rim joists, roof gaps and window leaks, to fill joints in concrete with polyureas and to perform industrial maintenance. This entry-level unit is more compact and lighter in weight than other Reactor models, making it suitable for small and touch-up jobs. Unlike the larger units in the Reactor line, the E-10 plugs into a standard electrical outlet.

Xtreme-Duty™ airless high pressure hose was released in December 2005. Xtreme-Duty hose is color-coded by pressure to simplify the choice of the right hose, purple for 4500 psi, grey for 5600 psi and black for 7250 psi. Each pressure rating is offered in a variety of lengths and diameters.

In December 2005, the Company released a new series of RIM products called RimCell Select™. The RimCell Select Series has a flexible and configurable platform with a choice of either high pressure impingement mixing or low pressure mechanical mixing, a wide flow range, and a large number of pre-engineered options. At the heart of the RimCell Select Series is a programmable logic control system that can be regulated through a touch screen with an easy-to-use graphic interface. Digital readouts include pressure, temperature, output and ratio, raw material tank monitoring and alarm screen.

Contractor Equipment

Graco’s Contractor Equipment segment designs and markets sprayers for the application of paint and other architectural coatings, and the high-pressure cleaning of equipment and structures. The segment offers its equipment to distributors and retailers who sell to contractors in the painting, roofing, texture, corrosion control and line striping markets. The segment offers equipment that gives contractors and do-it-yourself users the opportunity to produce a high quality finish at high production rates with sprayers that are durable and easy to use.

The segment’s primary product lines are airless paint sprayers and associated parts and accessories, such as hose, spray guns, filters, valves and tips. Also offered are pressure washers and specialized spraying equipment for the application of roofing materials, texture coatings and traffic paint. HVLP (high volume-low pressure) equipment provides the ability to spray a fine finish with reduced overspray. Fluid pressures ranging from 5 to more than 4,000 pounds per square inch, and flow rates up to 4 gallons per minute, are available. Pumps powered by electricity, air, hydraulic, and gasoline engines are available. Replacement and maintenance parts, such as packings and seals, which must be replaced periodically in order to maintain efficiency and prevent loss of material, are also offered for sale.

The equipment is sold primarily through retail stores that sell paint and other coatings, and secondarily through general equipment distributors. In 2005, sales to The Sherwin-Williams Company, a paint manufacturer and retailer, were 10 percent of the Company’s consolidated sales. Graco also markets a limited line of paint and texture sprayers through the home center channel.

Graco sales personnel represent Graco-branded and private label equipment to the paint store, home center and rental agency channels. The ASM® product line of airless paint sprayers and spray guns, pressure washers and parts and accessories is promoted to these same channels largely through independent sales representatives.

Products for the contractor equipment markets are manufactured in Rogers, Minnesota and Sioux Falls, South Dakota.

Recent Developments. Graco introduced the GMAX II™ line of gas mechanical sprayers during the first quarter of 2005. Gasoline-powered sprayers permit painting contractors to spray in locations where electricity is not available. The GMAX II 3900 and 5900 sprayers have a new rod and sleeve with improved wear resistance (Chromex™ Rod), a pump that can be installed, adjusted and removed without tools (ProConnect™ System), a digital display which provides equipment identification information to the user at the push of a button, and a simple-to-use on-off toggle switch to engage the WatchDog™ Protection System so that the system will shut down when the paint bucket runs dry or a leak develops. The GMAX II 7900 is lighter in weight and more compact than its predecessor for easier maneuverability, and has a rod manufactured with MaxLife™ Technology for superior wear resistance in high production use.

In March 2005, Graco released the LineLazer™ IV airless walk-behind line striper. The LineLazer IV striper has commonly-used controls mounted on the handlebars, permitting the operator to adjust system operation without stopping production. Several of the models in this line have an advanced vibration reduction system that cuts engine vibration at the spray tip by over half, rear gun mounts that permit the application of straighter long lines and smoother curved lines, and a lighter weight gun holder to minimize gun movement caused by rough pavement.

In December 2005, Graco introduced the BlueMax™ II airless paint spray hose. BlueMax II hose, with a working pressure of 3300 psi, is available in a variety of lengths and diameters. This hose has superior flexibility and reduced coil memory and is approximately 10% lighter in weight than its predecessor. In addition, the hose has a conductive core tube instead of a ground wire to safely discharge static electricity generated by fluid flow through the hose.

Lubrication Equipment

Graco’s Lubrication Equipment segment designs and markets products for lubrication and maintenance of vehicles and other equipment. The markets for the segment’s products include fast oil change facilities, service garages, fleet service centers, automobile dealerships, industrial lubrication, auto parts stores and specialty trailer manufacturers. The purchase of vehicle lubrication equipment is often funded by major oil companies for their customers as a marketing tool.

The Lubrication Equipment segment offers a full line of lubrication pumps (air, electric and hydraulically-powered), hose reels, meters and dispense valves, a line of electric fuel transfer pumps, fluid management systems, equipment for handling used oil, automatic lubrication equipment, and parts and accessories.

Products are distributed primarily through independent distributors worldwide, that are serviced by a network of independent sales representatives and direct sales generalists in foreign markets. With the acquisition of the assets of PBL Industries late in 2005, the Company began distributing fuel transfer pumps directly to OEM customers.

Products for the Lubrication Equipment markets are manufactured in Minneapolis, Minnesota. In mid-2005, the Company began the construction of a manufacturing facility in Suzhou P.R.C. This facility is expected to begin production in the third quarter 2006 and will supply some of the lower technology products in the Lubrication Equipment line.

Recent Developments.

Sales of the Matrix™ Total Fluid Management System, first introduced in late 2002, were suspended in July 2003 because of field performance issues. The Company reintroduced this product on a limited basis in March 2005 and fully in June 2005. The Matrix System provides wireless automated tracking and monitoring of vehicle fluids for car dealerships, fleet servicing centers, fast oil change centers and general vehicle servicing.

In late November 2005, the Company purchased the assets of PBL Industries of Angola, Indiana. PBL manufactured and marketed electrically-powered fuel and oil transfer pumps and related parts and accessories to OEM and retail customers in channels different from those traditionally used by Graco. Customers include manufacturers of specialty trailers designed for hauling motorized equipment, like snowmobiles and motorcycles, to provide a source of fuel in remote locations, and distributors of equipment used in agriculture and construction.

Marketing and Distribution

Graco sells its full line of products in each of the following major geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa), and Asia Pacific. Graco provides worldwide marketing, product design and application assistance in each of these geographic markets. Graco employs sales personnel in all geographic markets.

Graco sells its equipment worldwide principally through independent distributors. Manufacturers’ representatives are also used. In Japan, Korea and Europe, Graco equipment is sold to distributors through sales subsidiaries. In the P.R.C., in addition to sales to independent distributors, a limited line of contractor equipment and some industrial/automotive equipment is sold to domestic distributors by a local subsidiary.

In 2005, Graco’s net sales in the Americas were $486 million, or approximately 66 percent of the Company’s consolidated net sales; in Europe, net sales were $151 million or approximately 21 percent; and in the Asia Pacific region, net sales were $95 million, or approximately 13 percent.

Product Development

Graco’s product development and engineering activities are organized by segment. The product development and engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. The Company’s goal of generating at least 30 percent of each year’s sales from products introduced in the prior three years was exceeded in 2003, nearly achieved in 2004 with 29 percent coming from new products, and 28 percent in 2005. Major product development activities are conducted in facilities located in Minneapolis and Rogers, Minnesota; certain development work related to select Gusmer and Liquid Control products is performed in Lakewood, New Jersey and North Canton, Ohio, respectively. Total product development expenditures were $27 million, $22 million and $18 million for 2005, 2004 and 2003, respectively.

Raw Materials

The primary materials used in the manufacturing process are: various alloys, sizes and hardness of steel, specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. In general, the raw materials and components used are adequately available through multiple sources of supply. The Company continues to increase its global sourcing of materials and components.

The automated equipment used in many of the Company’s production processes requires special grades and sizes of bar stock, tubing and cutting tools to achieve maximum efficiency and productivity. Price and availability pressures in the steel and specialty stainless steel markets eased in 2005. Variability in the consistency of stainless steel, however, affected productivity. During 2005, the Company continued to experience upward pressure on the price of aluminum, copper, plastics, and tungsten carbide. The Company is managing fluctuations in the price and availability of various materials through more precise forecasts and long-term agreements. No disruptions in deliveries of the Company’s products are attributable to the shortage of raw material, but increases in the cost of raw materials has led to selected price increases.

Intellectual Property

Graco owns a number of patents and has patent applications pending both in the United States and in other countries, licenses its patents to others, and is a licensee of patents owned by others. In the opinion of the Company, its business is not materially dependent upon any one or more of these patents or licenses. The Company also owns a number of trademarks in the United States and foreign countries, including the registered trademarks for “GRACO,” several forms of a capital “G,” “Gusmer” and various product trademarks which are material to the business of the Company, inasmuch as they identify Graco and its products to its customers.

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

Environmental Protection

The Company’s compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during the fiscal year ended December 30, 2005.

Employees

As of December 30, 2005, the Company employed approximately 2,100 persons on a full-time basis. Of this total, approximately 350 were employees based outside the United States, and 850 were hourly factory workers in the United States. None of the Company’s U.S. employees is covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on the Company or its operations. The acquisition of Liquid Control Corporation and Gusmer Corporation and their affiliated companies added approximately 340 employees, approximately 90 of whom are based outside the United States.

Item 1A. Risk Factors

Foreign Operations — Conditions in foreign countries and changes in foreign exchange rates may impact our results of operations

Graco has operations in North and South America, Europe and Asia. In 2005, approximately 40% of our sales was generated by customers located outside the United States. Sales to foreign customers involve special risks, including the risk of terrorist activities and civil disturbances, and special taxes, regulations and restrictions. We are increasing our presence in the Asia Pacific region. We anticipate that we will begin assembling products at our factory in Suzhou, P.R.C. in the third quarter of 2006 and will be sourcing many of the components used in the assembly process from the local market. In addition, sales in Eastern Europe are increasing at a faster rate than in Western Europe. We are sourcing more of our materials and components from suppliers outside the United States. Long lead times and quality issues could impact our profitability. Our revenues and net income may be adversely affected by more volatile economic and political conditions in the Middle East, Asia Pacific and Europe. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings.

Major Customers — Graco’s Contractor Equipment segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales.

Graco derives a significant amount of revenue from a few large customers. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the sales of the Company’s Contractor Equipment segment. The business of these customers is dependent upon the economic vitality of the construction and home repair markets. If these markets decline, the business of our customers could be adversely affected and their purchases of Graco equipment could decrease.

Acquisitions — Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and integrated into our existing businesses in order for this strategy to be successful.

We have identified acquisitions as one of the strategies by which we intend to grow our business. If we do not successfully acquire and integrate businesses into our current business model, or realize projected efficiencies and cost-savings from acquired businesses, we may be unable to meet our growth objectives.

Natural Disasters — Our operations are at risk of damage or destruction by natural disasters, such as earthquakes, tornadoes or unusually heavy precipitation.

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Our manufacturing plant in Minneapolis, which supplies our Industrial/Automotive and Lubrication equipment, is on the banks of the Mississippi River. Flooding could also damage our European headquarters and warehouse in Maasmechelen, Belgium. Tornadoes could damage or destroy our facilities in Sioux Falls, Rogers or Minneapolis.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 30, 2005, the Company’s principal operations that occupy more than 10,000 square feet were conducted in the following facilities:

Type of Facility	Location	Gross Square Footage

Owned

Manufacturing/Warehouse/Office	Minneapolis, Minnesota	405,000
Office	Minneapolis, Minnesota	42,000
Manufacturing/Warehouse/Office/Contract or Product Development and Marketing	Rogers, Minnesota	333,000
Corporate Headquarters/Lubrication and Industrial/Automotive Product Development and Marketing	Minneapolis, Minnesota	139,000
Manufacturing/Office	Sioux Falls, South Dakota	127,000
Manufacturing/Office	North Canton, Ohio	73,250
European Headquarters/Warehouse	Maasmechelen, Belgium	75,000
Manufacturing/Office	Wellingborough, United Kingdom	12,500

Leased

Office	Lakewood, New Jersey	23,000
Manufacturing/Warehouse	Lakewood, New Jersey	59,000
Office/Manufacturing	Mississauga, Ontario, Canada	11,760
Office/Manufacturing/Warehouse	Vilanova, Spain	29,000
Office	Yokohama, Japan	18,500
Office/Warehouse	Gwangju-Gun, Korea (2 facilities)	14,500

The Company leases space for liaison offices and a warehouse in the P.R.C.

The facilities listed above are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. Manufacturing capacity generally met business demand during 2005, but there were periods when the Company had difficulty meeting expected delivery service levels. Demand for several newly introduced products substantially exceeded forecast. Foreign sourcing of components and materials has lengthened lead times and made the Company more dependent upon efficient and responsive transportation systems. The cost of commodities, like aluminum, copper and tungsten carbide, rose in 2005, but availability improved. While the price increases of steel and stainless steel eased and availability improved, the composition of purchased stainless steel was variable and more difficult to machine. Production requirements in the immediate future are expected to be met through existing production capabilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, and the use of available subcontract services.

The Company’s spray tip manufacturing was transferred from Minneapolis, Minnesota to the plant in Sioux Falls, South Dakota beginning in the first quarter and ending in September, 2005. The move freed up space in the Minneapolis manufacturing facility for the manufacture of products formerly distributed by PBL Industries. The demonstration laboratory formerly located in the Minneapolis manufacturing facility is in the process of being moved to the product development building in Minneapolis. The lab will be in operation by the end of the first quarter 2006. Construction of spray equipment manufactured in Lakewood, New Jersey is being moved to the Minneapolis and Sioux Falls plants.

The Company expects to finish construction of a manufacturing facility in Suzhou, P.R.C. by the end of the first quarter of 2006. The 73,000 square foot factory/office facility is being built to Graco specifications and will assemble lower technology lubrication products for worldwide distribution. The Company intends to locally source many of the components used in the manufacture of the products, but machined parts will be sourced largely from the Company’s Minneapolis manufacturing facilities.

Item 3. Legal Proceedings

The Company is engaged in routine litigation incident to its business, which management believes will not have a material adverse effect upon its operations or consolidated financial position. The Company has also been named as a defendant in a number of lawsuits alleging bodily injury as a result of exposure to asbestos, and a number of lawsuits alleging bodily injury as a result of exposure to silica. All of these lawsuits have multiple (most in excess of 100) defendants, and several have multiple plaintiffs. None of the suits make specific allegations regarding the Company or any of its products. A portion of the cost and potential liability for these claims is covered by insurance. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Company

The following are all the executive officers of Graco Inc. as of February 22, 2006.

David A. Roberts, 58, is President and Chief Executive Officer, a position he has held since June 25, 2001. Prior to joining Graco, from 1996 to June 2001, he was Group Vice President of the Marmon Group, where he had responsibility for a group of manufacturing companies producing grocery store refrigeration units, retail store fixtures and fast food restaurant equipment. Mr. Roberts has been a director of Graco since June 2001.

Karen Park Gallivan, 49, became Vice President, General Counsel and Secretary on September 6, 2005. She was Vice President, Human Resources from January 6, 2003 to September, 2005. Prior to joining Graco, she was Vice President of Human Resources & Communications at Syngenta Seeds, Inc., an agribusiness, from January 1999 through December 2002.

James A. Graner, 61, became Chief Financial Officer and Treasurer on September 6, 2005. He was Vice President and Controller from February 1994 to September, 2005. He was Treasurer from May 1993 to February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 51, became Vice President and General Manager, Contractor Equipment Division on March 19, 2001. From January 14, 2000, to March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 41, became Vice President and General Manager, Asia Pacific, effective June 16, 2003. From February 2000 until June 2003, he was Vice President, Lubrication Equipment Division. From August 1999 to February 2000, he was the Director, Industrial Global Sales and Marketing. From December 1998 to August 1999, he was Director, Lubrication Marketing. Mr. Koch joined the Company in December 1998.

David M. Lowe, 50, was elected Vice President and General Manager, Industrial Products Division, effective February 18, 2005. He was Vice President and General Manager, European Operations, from September 1999 to February 2005. He was Vice President, Lubrication Equipment Division, from December 1996 to September 1999. From February 1995 to December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Patrick J. McHale, 44, Vice President and General Manager, Lubrication Equipment Division. He has held this position since June 16, 2003. He was Vice President of Manufacturing from March 2001 until June 2003. From February 2000 to March 2001, he served as Vice President, Contractor Equipment Division. Mr. McHale was Vice President, Lubrication Equipment Division, from September 1999 to February 2000. Prior to becoming Contractor Equipment Manufacturing – Distribution Operations Manager in February 1998, he held various manufacturing management positions in Plymouth, Michigan and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

Simon J. W. Paulis, 58, became Vice President and General Manager, Europe, effective September 6, 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, CED Europe, from January 1999 to September 2005. Prior to joining Graco, he served as a Business Unit Manager for Black & Decker N.V., a General Sales Manager for Alberto Culver and a Brand and Product Manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in 1999.

Charles L. Rescorla, 54, became Vice President of Manufacturing/Distribution Operations, effective June 16, 2003. From March 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to becoming Vice President, Manufacturing and Distribution Operations in January 1995, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Mark W. Sheahan, 41, became Chief Administrative Officer on September 6, 2005. He was Vice President and Treasurer from December 11, 1998 to September 2005. Effective December 1996, he became Treasurer. Prior to becoming Treasurer, he was Manager of Treasury Services where he was responsible for strategic and financial activities. He joined the Company in 1995.

Fred A. Sutter, 45, became Vice President and General Manager, Applied Fluid Technologies Division, on February 18, 2005. He was Vice President and General Manager, Industrial Automotive Equipment Division, June 2003 to February 2005. He was Vice President, Asia Pacific and Latin America, from March 1999 to June 2003. From March 1995 to February 1999, he was Director of Industrial Marketing. He joined the Company in 1995.

The Board of Directors elected Ms. Gallivan, Mr. Graner, Mr. Paulis, and Mr. Sheahan to hold their respective offices on September 6, 2005, Mr. Lowe, Mr. Sutter, Mr. Johnson, Mr. Koch, Mr. McHale, Mr. Rescorla and Mr. Roberts on April 22, 2005, all to hold office for the next year, or until their successors are elected and qualify.

PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 22, 2006, the share price was $41.36 and there were 68,343,503 shares outstanding and 2,500 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 32,000 beneficial owners.

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$170,944	$198,221	$176,934	$185,603
Gross profit	85,866	102,292	94,722	96,470
Net earnings	27,039	35,638	30,898	32,279
Per common share
Basic net earnings	.39	.52	.45	.47
Diluted net earnings	.38	.51	.44	.46
Dividends declared	.13	.13	.13	.15

Stock price (per share)
High	$40.68	$40.25	$38.23	$37.55
Low	34.00	31.83	33.89	32.05
Close[1]	40.36	34.07	34.28	36.48

Volume (# of shares)	18,642	31,776	17,328	25,149

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$134,982	$160,165	$149,066	$160,819
Gross profit	73,404	85,142	82,120	87,744
Net earnings	22,327	29,979	28,817	27,558
Per common share
Basic net earnings	.32	.43	.42	.40
Diluted net earnings	.32	.43	.41	.39
Dividends declared	.09	.09	.09	.13

Stock price (per share)
High	$29.11	$31.05	$33.66	$37.70
Low	26.43	27.12	29.96	33.76
Close[1]	29.11	31.05	33.50	37.35

Volume (# of shares)	12,095	13,801	15,972	16,348

[1]	As of the last trading day of the calendar quarter.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Oct 1, 2005 - Oct 25, 2005	95,991	$32.52	87,400	902,600

Oct 29, 2005 - Nov 25, 2005	116,000	$33.95	116,000	786,600

Nov 26, 2005 - Dec 30, 2005	--	--	--	786,600
[1]	All share and per share data reflects the three-for-two stock splits distributed on June 6, 2002 and March 30, 2004.

Item 6. Selected Financial Data

Graco Inc. & Subsidiaries

(In thousands, except per share amounts)	2005	2004	2003	2002	2001

Net sales	$731,702	$605,032	$535,098	$487,048	$472,819
Net earnings	125,854	108,681	86,713	75,625	65,266

Per common share[1]
Basic net earnings	$1.83	$1.57	$1.25	$1.06	$.94
Diluted net earnings	1.80	1.55	1.23	1.05	.92

Total assets	$445,630	$371,714	$397,390	$355,850	$276,113
Long-term debt (including current portion)	--	--	--	--	550
Cash dividends declared
per common share(1,2)	.54	.41	1.76	0.20	0.18

[1]	All share and per share data has been restated for the three-for-two stock splits distributed in 2004 and 2002.
[2]	2003 includes a special dividend of $1.50 per share declared on December 12, 2003, paid on March 25, 2004, to shareholders of record as of March 11, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion of significant factors affecting the consolidated results of operations, financial condition and liquidity of the Company for the three-year period ended December 30, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Results of Operations

(In millions, except per share amounts)	2005	2004	2003

Net Sales	$731.7	$605.0	$535.1
Operating Earnings	191.1	161.5	128.8
Net Earnings	125.9	108.7	86.7

Diluted Net Earnings per Common Share	$1.80	$1.55	$1.23

Fiscal 2005 Compared to Fiscal 2004

Net earnings increased by $17 million or 16 percent in 2005. Net sales and earnings increased in 2005 with strong sales gains in all three business segments and all regions. The sales gains were generally characterized by strong demand for the Company’s products throughout the entire year. Management believes that the improved demand was the result of many factors, including strong global demand for capital goods, successful new product launches and increased distribution. Businesses acquired in 2005 contributed $68 million or about half of the overall growth in sales. Favorable foreign currency translation rates increased net sales and net earnings by approximately $3.5 million and $1.5 million for the year, respectively.

During 2005, the Company acquired three businesses for cash totaling $111 million. In January, the Company purchased Liquid Control Corporation, which designs and manufactures highly engineered resin dispensing equipment and is now part of the Company’s Industrial/Automotive business. In February, the Company purchased Gusmer Corporation and Gusmer Europe. Gusmer designs and manufactures specialized two-component dispense equipment systems and is also part of the Company’s Industrial/Automotive business. In November, the Company purchased the operations of PBL Industries, which manufactures and markets fuel transfer pumps, oil transfer pumps and related parts and accessories. This business is a part of the Company’s Lubrication business. These acquisitions were funded with cash on hand and borrowings under available lines of credit.

Operating expenses for the year were $188 million versus $167 million last year. Acquired businesses had $24 million of operating expenses in 2005. Although the Company incurred higher expenses for product development (increase of $5 million) and general and administrative expense (increase of $10 million), total operating expenses without acquisitions were lower than last year, with a reduction in selling, marketing and distribution expenses. Contributions made to the Company’s charitable foundation were also lower (decrease of $3 million).

Fiscal 2004 Compared to Fiscal 2003

Net sales increased by $70 million in 2004, an increase of 13% from the prior year. All three business segments and all regions posted strong sales gains that resulted in even higher growth in net earnings. Net income totaled $109 million, an increase of 25 percent from 2003. In addition to the strong revenue gains, the effects of currency translation increased 2004 net earnings by approximately $7 million.

Higher diluted net earnings per share of $1.55 were the combined result of the aforementioned higher sales, favorable currency translations and share repurchases. Operating expenses were higher in all categories, but declined by 1 percentage point as a percentage of net sales. Higher operating expenses included additional spending for product development (increase of $4 million) across all three divisions. The Company made a decision to increase its product development spending in 2004 to drive future incremental revenue growth. Operating expenses were also higher in other areas, including warehousing costs (increase of $1 million), general and administrative expenses (increase of $2 million), contributions made to the Company’s charitable foundation (increase of $2 million) and the impact of currency translations (increase of approximately $3 million).

Analysis of Consolidated Net Sales – Three Years Ended December 30, 2005:

The following table presents net sales by business segment and geographic region:

(In millions)	2005	2004	2003

Segment Sales:
Industrial/Automotive	$367.1	$274.6	$231.8
Contractor	305.3	278.7	256.4
Lubrication	59.3	51.7	46.9

Consolidated	$731.7	$605.0	$535.1

Geographic Sales:
Americas[1]	$486.2	$401.0	$367.8
Europe[2]	151.0	124.5	101.5
Asia Pacific	94.5	79.5	65.8

Consolidated	$731.7	$605.0	$535.1

[1]	North and South America, including the United States. Sales in the United States were $435 million in 2005, $363 million in 2004 and $337 million in 2003.
[2]	Europe, Africa and Middle East

The following table presents components of net sales change:

	2005

	Industrial/ Automotive	Contractor	Lubrication	Consolidated	Americas	Europe	Asia	Consolidated

Volume & price	8.5%	9.1%	13.1%	9.2%	8.8%	11.2%	8.3%	9.2%
Acquisitions	24.6%	0.0%	0.7%	11.2%	11.9%	10.1%	9.0%	11.2%
Currency	0.6%	0.4%	0.8%	0.5%	0.5%	(0.1)%	1.6%	0.5%

Total	33.7%	9.5%	14.6%	20.9%	21.2%	21.2%	18.9%	20.9%

	2004

	Industrial/ Automotive	Contractor	Lubrication	Consolidated	Americas	Europe	Asia	Consolidated

Volume & price	13.5%	7.2%	8.9%	10.1%	7.9%	12.6%	18.1%	10.1%
Acquisitions	0.9%	0.0%	0.0%	0.4%	0.6%	0.0%	0.0%	0.4%
Currency	4.1%	1.5%	1.4%	2.6%	0.5%	10.2%	2.7%	2.6%

Total	18.5%	8.7%	10.3%	13.1%	9.0%	22.8%	20.8%	13.1%

Fiscal 2005 Compared to Fiscal 2004

Consolidated net sales increased 21 percent to $732 million in fiscal 2005 compared to fiscal 2004. Net sales were up in all segments and regions. Currency translations had a small favorable impact in 2005.

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in discussion below for each segment.

Industrial/Automotive. In this segment, sales in each geographic region are significant; Americas ($191 million or 52 percent of segment sales), Europe ($102 million or 28 percent of segment sales), and Asia Pacific ($74 million or 20 percent of segment sales). Management looks at economic and financial indicators in each region. The indicators used by management include gross domestic product, industrial production, capital investment rates and the level of the U.S. dollar versus the euro, Japanese yen, South Korean won and the Canadian dollar. The segment experienced increased sales in most of the major product categories and all geographic regions. Acquired businesses contributed $68 million or 25 percentage points of growth. In the Americas, sales grew in most product categories, especially the protective coatings product group. Growth in Europe was driven by increased sales in Eastern Europe and the Middle East.

Contractor. Since the Americas represent the majority of sales for the Contractor segment ($242 million or 79 percent of segment sales), indicators in that region are the most important. The indicators used by management include levels of residential, commercial and institutional building and remodeling and interest rates. Sales in the Contractor segment increased by $27 million due to successful new product launches, new distribution outlets and continued strong housing market in the Americas. In the Americas, growth of 8 percent was achieved, with increases in sales to the paint store and home center channels of 7 percent and 10 percent, respectively. In Europe, sales were up 21 percent, primarily due to successful new product introductions, incremental distribution and strong business in Southern Europe, Middle East/Africa and Eastern Europe. In Asia, sales were approximately the same as the prior year.

Lubrication. Since the Americas also represent the vast majority of sales for the Lubrication Equipment segment ($53 million or 89 percent of segment sales), indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product. Segment sales increased by 15 percent, with strong revenue growth in most of the major product categories.

Fiscal 2004 Compared to Fiscal 2003

Consolidated net sales increased by 13 percent to $605 million in fiscal 2004 compared to fiscal 2003. Net sales were up in all segments. Management believes that improved demand was the result of many factors including an overall improvement in global demand for capital goods.

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as discussed above.

Industrial/Automotive. In this segment, sales in each geographic region are significant; Americas ($132 million or 48 percent of sales), Europe ($83 million or 30 percent of sales), and Asia Pacific ($60 million or 22 percent of sales). Management looks at economic and financial indicators in each region. Sales in the Industrial/Automotive Equipment Division increased by 18 percent. Growth was experienced in each of the major product categories (sealant and adhesives, protective coatings, process equipment and finishing). For the year, the Industrial/Automotive segment experienced volume growth of 13 percent, with favorable currency translations and acquisitions adding 4 and 1 percentage points of sales growth, respectively. In the Americas, reported sales were up 15 percent with volume up 13 percent. Volume growth in the Americas was the result of successful new product introductions and robust underlying economic conditions. In Asia, reported sales were up 20 percent with volume growth of 17 percent, primarily due to new product introductions and robust economic conditions resulting from significant capital investments being made throughout the region. In Europe, reported sales were up 22 percent with volume up 12 percent, primarily as a result of increased large project activity, growth in Eastern Europe and the Middle East, the successful launch of new products and new distribution.

Contractor. Sales in the Contractor business increased by 9 percent. Overall, sales volume (excluding currency translations) was up 7 percent with favorable currency translations adding 2 percentage points of sales growth for the year. In the Americas, sales were up 6 percent with volume up 5 percent. This growth was primarily driven by higher sales in the paint store channel, which were up 7 percent. Sales in the home center channel were equivalent to the prior year. Management believes that new product introductions, new distribution outlets and a strong housing market drive paint store revenue gains in the Americas. In Europe, reported sales were up 24 percent with volume growth of 14 percent, primarily due to successful new product and distribution and strong business in Southern Europe, Middle East/Africa and Eastern Europe. In Asia, reported sales were up 20 percent with volume growth of 18 percent, primarily due to successful new product introductions and new distribution in Australia.

Lubrication. Lubrication Equipment Division sales increased by 10 percent. Sales were higher in all three geographic regions but the primary driver of the increase was growth of 9 percent in the Americas. Sales were strong in all major product categories.

Analysis of Consolidated Operating Income - Three Years Ended December 30, 2005

The following table presents an overview of costs as percentage of net sales:

	As a Percentage of Net Sales
	2005	2004	2003

Net Sales	100.0	100.0	100.0
Cost of products sold	48.2	45.7	47.1

Gross profit	51.8	54.3	52.9
Product development	3.7	3.6	3.4
Selling, marketing and distribution	15.0	17.3	18.6
General and administrative	7.0	6.7	6.8

Operating earnings	26.1	26.7	24.1

Interest expense	0.2	0.1	0.1
Other expense, net	0.0	0.0	0.1

Earnings before income taxes	25.9	26.6	23.9
Income taxes	8.7	8.6	7.7

Net Earnings	17.2	18.0	16.2

The following table presents operating earnings by business segment:

(In millions)	2005	2004	2003

Operating earnings
Industrial/Automotive	$98.3	$87.0	$64.1
Contractor	77.6	68.0	59.1
Lubrication	15.6	11.8	9.9
Unallocated corporate	(0.4)	(5.3)	(4.3)

Consolidated	$191.1	$161.5	$128.8

Fiscal 2005 Compared to Fiscal 2004

Consolidated operating earnings increased 18 percent to $191 million, or 26 percent of sales in fiscal 2005, compared to $162 million, or 27 percent of sales in fiscal 2004. The decrease in earnings as a percentage of sales was primarily due to the impact of acquired businesses.

Gross profit margin, expressed as a percentage of sales, was 52 percent versus 54 in the prior year. The difference from the prior year is attributed primarily to the impact of acquired businesses.

Product development expenses for 2005 were 4 percent of sales, approximately the same as 2004.

Selling, marketing and distribution expenses for 2005 were 15 percent of sales, a decrease of 2 percentage points with lower warehousing and sales incentives costs compared to the prior year.

Industrial/Automotive. Operating earnings in the Industrial/Automotive Equipment segment were up 13 percent. The increase was primarily due to higher net sales, up 34 percent in total, with acquired businesses contributing three-fourths of the growth. Gross profit margins, as a percentage of sales, declined by 4 percentage points, primarily due to the impact of acquired businesses, including lower margins on acquired products and the recognition of costs assigned to inventories as part of the valuation of assets acquired. Acquired businesses had $24 million of operating expenses in 2005. Operating expenses without acquisitions decreased as a percentage of sales by approximately 1 percentage point from the prior year. The operating profitability of the acquired businesses improved throughout the year and they began contributing to net earnings by year-end.

Contractor. Operating earnings in the Contractor Equipment segment increased 14 percent. The increase was primarily due to higher net sales, up 10 percent. Operating expenses were approximately the same as the prior year.

Lubrication. Operating earnings in the Lubrication Equipment segment were up 32 percent on a 15 percent increase in net sales. Operating expenses declined slightly from the prior year, with higher selling costs partially offsetting lower warranty and distribution costs.

Unallocated Corporate:

Unallocated corporate includes items such as bad debt expense, contributions to the Graco Foundation and certain other charges or credits driven by corporate decisions. In 2005, unallocated corporate was $0.4 million versus $5 million in 2004. The primary reason for the lower expense was decreased contributions to the Company’s charitable foundation (down $3 million) and a reduction in the items classified as unallocated corporate.

Provision for income taxes:

The Company’s net effective tax rate increased to 33 percent in 2005 from 32 percent in 2004, primarily due to higher state income taxes. The rate in both periods is lower than the U.S. federal statutory rate of 35% due primarily to U.S. business credits, the Extraterritorial Income Exclusion Tax Act (ETI) and the Domestic Production Deduction (DPD). Since enactment, the Company has had a favorable impact from the ETI of approximately 1.0 to 1.5 percent on the Company’s effective tax rate per year. During 2004, the American Jobs Creation Act of 2004 was signed into law. This law included a provision to phase out the ETI benefit by 2006. Additionally, the new law established the DPD, a manufacturing deduction for profits on U.S. manufactured products, which is to be phased in from 2005 to 2010. The Company expects that the changes in the tax laws will increase its effective tax rate 0.75 to 1 percentage points as the ETI is phased out by 2006 and the DPD is phased in through 2010.

Backlog:

Total backlog at the end of 2005 was $34 million, up from $18 million at the end of 2004. The increased backlog is primarily in the Americas for Industrial/Automotive acquired products. The Company’s backlog is typically small as compared to annual sales and is not a good indicator of future business levels.

Fiscal 2004 Compared to Fiscal 2003:

Consolidated operating income increased to $162 million, or 27 percent of sales, in fiscal 2004 from $129 million, or 24 percent of sales in 2003. Higher sales and an improved gross margin more than offset higher spending.

Gross profit margin, expressed as a percentage of sales, was 54 percent versus 53 percent in 2003. Factors contributing to the higher gross margin include higher volume ($3 million favorable), manufacturing process improvements and the higher proportion of Industrial/Automotive products versus 2003. These factors more than offset higher material costs ($2 million net unfavorable), promotions and advertising.

Product development expenses for 2004 were 4 percent of net sales, up slightly from 2003. Product development spending totaled $22 million in 2004, up 20 percent from 2003. The increase was the result of additional headcount in all three business segments.

Selling, marketing and distribution expenses for 2004 were 17 percent of net sales, down 1 percentage point from 2003. Spending totaled $104 million in 2004, up 5 percent from 2003. The increase was the result of several factors including currency translation effects, costs associated with the automated warehousing system, higher sales incentives and customer transition to an in-store service program in the home center channel.

General and administrative expenses for 2004 were 7 percent of net sales, down slightly as a percent of sales from 2003. Spending totaled $41 million in 2004, up 12 percent from 2003. The increase was the result of several factors. Some of the more significant increases included higher contributions to the Company’s charitable foundation (up $2 million) and higher information systems spending (up $2 million).

The Company recorded pension income of $1 million in 2004 versus pension expense of $3 million in 2003. Improved investment returns on plan assets combined with a $20 million voluntary contribution made in the fourth quarter of 2003 were the primary reasons for the change. Pension expense/income is recorded in the cost of products sold and operating expense based on salaries and wages, approximately 45 percent to cost of products sold and 55 percent to operating expense.

Industrial/Automotive. Operating earnings in the Industrial/Automotive Equipment segment were up 34 percent. The increase was primarily due to higher net sales, up 18 percent. In addition to the higher net sales, an improved gross margin (up 1 percentage point, primarily due to favorable currency translations) offset higher spending.

Contractor. Operating earnings in the Contractor Equipment segment increased 15 percent. The increase was primarily due to higher net sales, up 9 percent. In addition to higher net sales, an improved gross margin (up 1 percentage point, primarily due to product cost improvements and the favorable impact of currency translations) offset higher spending.

Lubrication. Operating earnings in the Lubrication Equipment segment were up 20 percent on a 10 percent increase in net sales. In addition to the increase in net sales, an improved gross margin (up 4 percentage points, primarily due to pricing and product cost reductions) offset higher spending in product development, selling and warranty.

Unallocated Corporate:

Unallocated corporate includes items such as bad debt expense, contributions to the Graco Foundation and certain other charges or credits driven by corporate decisions. In 2004, unallocated corporate was $5 million versus $4 million in 2003. The primary reason for the increase was higher contributions to the Company’s charitable foundation (up $2 million), offsetting lower corporate spending for moves and facility closures.

Provision for income taxes:

The company’s net effective tax rate of 32 percent in 2004 was virtually unchanged from 2003. Both periods are lower than the U.S. federal statutory rate of 35 percent, due primarily to earnings from sales outside the U.S. being taxed at rates lower than the federal statutory rate.

Backlog:

Total backlog at the end of 2004 was $18 million up from $13 million at the end of 2003. The Company’s backlog is typically small and is not a good indicator of future business levels.

Financial Condition

Working Capital:

The following table highlights several key measures of asset performance.

(Dollars in millions)	2005	2004

Cash and cash equivalents	$ 18.7	$ 60.6

Working capital	$102.3	$130.5

Current ratio	1.9	2.3

Days of sales in receivables outstanding	61	66

Inventory turnover (LIFO)	6.3	6.7

The Company’s financial condition remains strong. The Company used cash and short-term borrowings to fund payments of $111 million for acquired businesses in 2005. Cash was also used for dividends of $36 million and share repurchases of $42 million.

Accounts receivable increased $14 million to $123 million. The 13 percent increase was primarily due to higher net sales (up 21 percent) versus 2004.

Inventories increased $16 million in 2005 to $57 million. The increase in inventory was primarily due to the addition of inventories of acquired businesses.

Capital Structure:

At December 30, 2005, the Company’s capital structure included $8 million of current debt, no long-term debt and $288 million of shareholders’ equity.

Shareholders’ equity increased $57 million in 2005 to $288 million. The key components of changes in shareholders’ equity include current year earnings of $126 million, common stock issued of $10 million, $3 million of tax benefits related to stock option exercises, reduced by $37 million of dividends declared and $42 million of shares repurchased.

Liquidity and Capital Resources:

At December 30, 2005, the Company had various lines of credit totaling $119 million, of which $116 million was unused. Cash balances of $19 million at December 30, 2005, internally generated funds and unused financing sources provide the Company with the flexibility to meet its liquidity needs in 2006, including its capital expenditure plan of approximately $29 million and planned dividends of an estimated $40 million.

Cash was invested in highly liquid investments (mainly money market funds) with maturities of three months or less.

In December 2005, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.52 to $0.58 per share, an 11.5 percent increase. In 2006, the regular common dividend will result in payments to shareholders totaling approximately $40 million.

Cash Flow:

(In millions)	2005	2004	2003

Operating Activities	$153	$123	$110
Investing Activities	(131)	(19)	(29)
Financing Activities	(65)	(154)	(70)
Effect of exchange rates on cash	1	(1)	(2)

Net cash (used) provided	($42)	($51)	$9

Cash and cash equivalents at year-end	$19	$61	$112

Cash Flows Provided by Operating Activities. During 2005, $153 million was generated from operating activities, compared to $123 million in 2004 and $110 million in 2003. The increases are primarily due to higher net earnings.

Cash Flows Used in Investing Activities. Cash on hand combined with cash generated by operations in 2005 was used to fund $21 million of capital expenditures and $111 million of business acquisitions. 2005 capital expenditures increased $1 million from the prior year, and included increases in manufacturing equipment, software implementation and construction on a new manufacturing facility in Suzhou, China. Capital expenditures for 2006 are expected to total approximately $29 million for additional investments in manufacturing equipment, software implementations and facilities.

Goodwill and other intangible assets increased by $73 million as a result of acquisitions.

Cash Flows Used in Financing Activities. During 2005, $65 million was used in financing activities compared to $154 million in 2004. The decrease was primarily due to payment of a special dividend in March, 2004. Borrowings on notes payable and lines of credit were used to fund acquisitions and operations, and were re-paid during 2005 with cash provided by operations.

In February 2006, the Company’s Board of Directors authorized the Company to repurchase up to 7 million shares of its outstanding common stock. This authorization will expire on February 28, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 30, 2005, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 30, 2005. The Company has also guaranteed the debt of its subsidiaries for up to $20 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$ --	$ --	$ --	$ --	$ --
Capital lease obligations	--	--	--	--	--
Operating Leases	5	2	2	--	1
Purchase Obligations[1]	17	17	--	--	--

Total	$ 22	$ 19	$ 2	$ --	$ 1

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

Sales Returns. An allowance is established for possible return of products. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Also, the Company’s written agreements with distributors typically limit the amount that may be returned. Although management considers these balances adequate, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

Excess and Discontinued Inventory. The Company’s inventories are valued at the lower of cost or market. Reserves for excess and discontinued product are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performs impairment reviews for the Company’s reporting units, which have been determined to be the Company’s reportable segments using a fair-value method based on management’s judgments and assumptions. The Company estimates the fair value of the reporting units by an allocation of market capitalization value, cross-checked by a present value of future cash flows calculation. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company also performs a separate impairment test for each other intangible asset with indefinite life, based on estimated future use and discounting estimated future cash flows. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Though management considers its judgments and assumptions to be reasonable, changes in product offerings or marketing strategies could change the estimated fair values and result in impairment charges.

Product Warranty. A liability is established for estimated warranty and service claims to be paid in the future that relate to current and prior period sales. The Company estimates these costs based on historical claim experience, changes in warranty programs and other factors, including evaluating specific product warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate, changes in the Company’s warranty policy or a significant change in product defects versus historical averages are among the factors that would result in materially different amounts for this item.

Self-Insurance. The company purchases insurance for products liability, workers compensation and employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established liabilities for potential uninsured claims, including estimated costs and legal fees. The Company employs actuaries to assist in evaluating its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liabilities. Though management considers these balances adequate, a substantial change in the number and /or severity of claims would result in materially different amounts for this item.

Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet using statutory rates in effect for the year in which the differences are expected to reverse. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Reserves are also established for potential and ongoing audits of federal, state and international issues. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, the Company’s future taxable income levels and the results of tax audits.

Retirement Obligations. The measurements of the Company’s pension and post-retirement medical obligations are dependent on a number of assumptions including estimates of the present value of projected future payments, taking into consideration future events such as salary increases and demographic experience. These assumptions may have an impact on the expense and timing of future contributions.

The assumptions used in developing the required estimates include discount rates, inflation, salary increases, retirement rates, expected return on plan assets and mortality rates.

For U.S. plans, the Company based its discount rate assumption at year-end on the “Citigroup Pension Liability Index”, a published index commonly used as a benchmark. In the prior year, the Company determined its discount rate assumption based on the prevailing interest rate on long-term corporate bonds rated AA as quoted by Moody’s Investor Services, an established credit rating agency. The Company changed its reference index because it believes the pension liability index relates more closely to pension cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets, and projected returns on plan assets. Mortality rates are based on a common group mortality table for males and females.

Net pension income in 2005 was $0.4 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 30, 2005, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(14.4)	$0.5
Expected return on assets	$--	$1.2

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)) that requires companies to measure and recognize compensation expense for all stock-based payments at fair value. This standard will be adopted by the Company starting with the beginning of fiscal year 2006 under the modified prospective method. Management estimates that the effect of the adoption of SFAS 123(R) on net earnings for fiscal 2006 will be approximately $5 million. The Company’s actual share-based compensation expense in fiscal 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4". This standard clarifies the accounting for abnormal inventory costs and requires the allocation of fixed production overheads to inventory to be based on the normal capacity of the production facilities. The new standard, effective for the Company starting in 2006, will not have an impact on operating results or financial condition.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements. The Company may use a variety of financial and derivative instruments to manage foreign currency risk. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 30, 2005, the foreign currencies to which the company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, Japanese yen, British pound and Korean won. It is not possible to determine the true impact of foreign currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2004 results, the weaker U.S. dollar versus foreign currencies helped to increase sales and net earnings. For the year ended December 30, 2005, the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of approximately $3.5 million and $1.5 million, respectively. For the year ended December 31, 2004, the impact of foreign currency translation resulted in an overall increase in net sales and net earnings of approximately $14 million and $6.5 million, respectively.

Long-Term Outlook

The Company does not provide analysts or shareholders with specific targets for net sales or net earnings. Rather, management is committed to achieving its stated financial objectives over a long-term time horizon. The Company’s financial objectives are:

•	Net sales growth exceeding 10 percent annually
•	Net earnings growth exceeding 12 percent annually
•	Return on sales exceeding 10 percent
•	Return on assets exceeding 15 percent
•	Return on equity exceeding 20 percent

2006 Outlook

The Company is expecting higher net sales and net earnings in 2006. This expectation is based on management’s belief that most of the Company’s major markets will continue to experience favorable economic conditions in 2006. It is important to note that management’s vision regarding future sales activity is limited due to the small backlog that the Company carries. In addition to economic growth, the improved sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage, price increases and the successful management and integration of acquisitions. The earnings outlook assumes higher sales, continued improvements in manufacturing (which minimize cost increases including purchased commodities), the continued disciplined management of operating expenses and the successful management and integration of acquisitions. The Company is evaluating alternatives to improve the operations of the businesses acquired in 2005. The Company expects that changing or expiring tax law will increase its effective tax rate 0.75 to 1 percentage points and therefore will impact net earnings.

Forward-Looking Statements

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, or in press or earnings releases, analyst briefings, conference calls and the Company’s Annual Report to shareholders which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to the Company’s Annual Report on Form 10-K for fiscal year 2005 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8. Financial Statements and Supplementary Data

Page

•	Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	12
•	Management Report on Internal Control Over Financial Reporting	25
•	Reports of Independent Registered Public Accounting Firm	25
•	Consolidated Statements of Earnings for fiscal years 2005, 2004 and 2003	27
•	Consolidated Balance Sheets for fiscal years 2005 and 2004	28
•	Consolidated Statements of Cash Flows for fiscal years 2005, 2004 and 2003	29
•	Consolidated Statements of Shareholders' Equity for fiscal years 2005, 2004 and 2003	30
•	Consolidated Statements of Comprehensive Income for fiscal years 2005, 2004 and 2003	30
•	Notes to Consolidated Financial Statements	31

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 30, 2005.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein.

Reports of Independent Registered Public Accounting Firm

Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Graco Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2005, of the Company, and our report dated February 24, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2006

Consolidated Financial Statements

To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 30, 2005, and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2006

CONSOLIDATED STATEMENTS OF EARNINGS	Graco Inc. and Subsidiaries

	Years Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004	December 26, 2003

Net Sales	$731,702	$605,032	$535,098

Cost of products sold	352,352	276,622	252,296

Gross Profit	379,350	328,410	282,802

Product development	26,970	21,783	18,087

Selling, marketing and distribution	110,135	104,372	99,426

General and administrative	51,175	40,724	36,456

Operating Earnings	191,070	161,531	128,833

Interest expense	1,374	498	483

Other expense, net	342	252	437

Earnings before Income Taxes	189,354	160,781	127,913

Income taxes	63,500	52,100	41,200

Net Earnings	$125,854	$108,681	$ 86,713

Basic Net Earnings per Common Share	$ 1.83	$ 1.57	$ 1.25

Diluted Net Earnings per Common Share	$ 1.80	$ 1.55	$ 1.23

Dividends Declared per Common Share	$ .54	$ .41	$ 1.76

See Notes to Consolidated Financial Statements.
CONSOLIDATED BALANCE SHEETS	Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 30, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$18,664	$60,554
Accounts receivable, less allowances of $5,900 and $5,600	122,854	109,080
Inventories	56,547	40,219
Deferred income taxes	14,038	15,631
Other current assets	1,795	1,742

Total current assets	213,898	227,226
Property, Plant and Equipment, net	106,498	94,510
Prepaid Pension	29,616	27,556
Goodwill	52,009	9,199
Other Intangible Assets, net	39,482	8,959
Other Assets	4,127	4,264

Total Assets	$445,630	$371,714

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$8,321	$6,021
Trade accounts payable	24,712	18,599
Salaries, wages and commissions	23,430	19,804
Dividends payable	9,929	8,990
Other current liabilities	45,189	43,359

	111,581	96,773
Total current liabilities
Retirement Benefits and Deferred Compensation	35,507	33,092
Deferred Income Taxes	10,858	11,012
Commitments and Contingencies (Note K)
Shareholders' Equity
Common stock, $1 par value; 97,000,000 shares authorized;
68,387,156 and 68,979,219 shares outstanding in 2005 and 2004	68,387	68,979
Additional paid-in capital	110,842	100,180
Retained earnings	112,506	62,773
Accumulated comprehensive income (loss) and other	(4,051)	(1,095)

Total shareholders' equity	287,684	230,837

Total Liabilities and Shareholders' Equity	$445,630	$371,714

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Graco Inc. and Subsidiaries

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	December 26, 2003

Cash Flows from Operating Activities
Net earnings	$125,854	$108,681	$86,713
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	23,496	17,808	18,747
Deferred income taxes	1,260	1,403	4,721
Tax benefit related to stock options exercised	2,510	6,782	3,673
Change in:
Accounts receivable	(9,101)	(7,290)	563
Inventories	4,524	(11,031)	4,694
Trade accounts payable	701	2,790	1,231
Salaries, wages and commissions	2,239	3,020	1,402
Retirement benefits and deferred compensation	396	(1,067)	(17,394)
Other accrued liabilities	1,189	1,539	4,808
Other	156	273	649

Net cash provided by operating activities	153,224	122,908	109,807

Cash Flows from Investing Activities
Property, plant and equipment additions	(19,904)	(16,893)	(15,515)
Proceeds from sale of property, plant and equipment	239	175	257
Capitalized software additions	(802)	(2,446)	--
Acquisitions of businesses, net of cash acquired	(111,005)	--	(13,514)

Net cash used in investing activities	(131,472)	(19,164)	(28,772)

Cash Flows from Financing Activities
Borrowings on notes payable and lines of credit	82,937	25,399	14,675
Payments on notes payable and lines of credit	(80,439)	(23,647)	(24,283)
Common stock issued	10,481	15,117	10,514
Common stock retired	(42,297)	(40,792)	(55,496)
Cash dividends paid	(35,805)	(129,910)	(15,253)

Net cash used in financing activities	(65,123)	(153,833)	(69,843)

Effect of exchange rate changes on cash	1,481	(1,475)	(2,407)

Net increase (decrease) in cash and cash equivalents	(41,890)	(51,564)	8,785
Cash and cash equivalents
Beginning of year	60,554	112,118	103,333

End of year	$18,664	$60,554	$112,118

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	Graco Inc. and Subsidiaries

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	December 26, 2003

Common Stock
Balance, beginning of year	$68,979	$46,040	$47,533
Stock split	--	23,081	--
Shares issued	599	1,038	734
Shares repurchased	(1,191)	(1,180)	(2,227)

Balance, end of year	68,387	68,979	46,040

Additional Paid-In Capital
Balance, beginning of year	100,180	81,405	71,277
Shares issued	9,882	14,079	9,816
Tax benefit related to stock options exercised	2,510	6,782	3,673
Shares repurchased	(1,730)	(2,086)	(3,361)

Balance, end of year	110,842	100,180	81,405

Retained Earnings
Balance, beginning of year	62,773	43,295	128,125
Net income	125,854	108,681	86,713
Dividends declared	(36,745)	(28,596)	(121,635)
Stock split	--	(23,081)	--
Shares repurchased	(39,376)	(37,526)	(49,908)

Balance, end of year	112,506	62,773	43,295

Accumulated Other Comprehensive
Income (Loss)
Balance, beginning of year	(979)	(474)	(702)
Current period change	(3,072)	(505)	228

Balance, end of year	(4,051)	(979)	(474)

Unearned Compensation
Balance, beginning of year	(116)	(456)	(827)
Restricted stock issued	--	--	(36)
Charged to operations	116	340	407

Balance, end of year	--	(116)	(456)

Total Shareholders' Equity	$287,684	$230,837	169,810

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	December 26, 2003

Net Earnings	$125,854	$108,681	$86,713
Other comprehensive income
Cumulative translation adjustment	(2,390)	--	--
Minimum pension liability adjustment	(1,050)	(778)	169
Income taxes	368	273	59

Comprehensive Income	$122,782	$108,176	$86,941

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 30, 2005, December 31, 2004, December 26, 2003.

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 30, 2005, was a 52-week year. The year ended December 31, 2004, was a 53-week year and the year ended December 26, 2003, was a 52-week year.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 30, 2005, all subsidiaries are 100 percent owned. Certain prior year amounts have been reclassified to conform with 2005 presentation, but had no effect on previously reported net earnings or shareholders’ equity.

Foreign Currency Translation. The functional currency of certain subsidiaries in Great Britain and Spain, each acquired in 2005, is local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income. The U.S. dollar is the functional currency for all other foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of those subsidiaries are included in other expense, net.

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

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:

Buildings and improvements	10 to 30 years
Leasehold improvements	lesser of 5 to 10 years or life of lease
Manufacturing equipment	5 to 10 years
Office, warehouse and automotive equipment	3 to 10 years

Intangible Assets. Goodwill has been assigned to reporting units, which have been determined to be the Company's operating segments, as follows:

(In thousands)	2005	2004

Industrial / Automotive	$40,971	$1,260
Contractor	7,939	7,939
Lubrication	3,099	--

Total	$52,009	$9,199

The Company reviews goodwill for impairment annually in the fourth quarter. Results of testing indicated no impairment in 2005 and 2004.

Components of other intangible assets were:

(Dollars in thousands)	Estimated Life (Years)	Original Cost	Amortization	Foreign Currency Translation	Book Value

December 30, 2005
Customer relationships and distribution network	4 - 8	$22,965	$(4,419)	$(427)	$18,119
Patents, proprietary technology and product
documentation	3 - 15	12,266	(2,065)	(174)	10,027
Trademarks, trade names and other	3 - 10	1,774	(837)	--	937

		37,005	(7,321)	(601)	29,083
Not Subject to Amortization
Brand names		10,550	--	(151)	10,399

Total		$47,555	$(7,321)	$(752)	$39,482

December 31, 2004
Customer relationships and distribution network	5	$3,765	$(1,543)	$ --	$ 2,222
Patents, proprietary technology and product
documentation	3 - 15	1,241	(611)	--	630
Trademarks, trade names and other	2 - 10	1,494	(667)	--	827

		6,500	(2,821)	--	3,679
Not Subject to Amortization
Brand names		5,280	--	--	5,280

Total		$11,780	$(2,821	$ --	$ 8,959

Amortization of intangibles was $4.7 million in 2005 and $1.7 million in 2004. Estimated future annual amortization is as follows: $5.2 million in 2006, $5.1 million in 2007, $4.5 million in 2008, $4.0 million in 2009, $3.6 million in 2010 and $6.7 million thereafter. The Company tests other intangible assets not subject to amortization for impairment annually in the fourth quarter. Results of testing indicated no impairment in 2005 and 2004.

Capitalized Software. Capitalized software is included in Other Assets and is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. There have been no write-downs of any long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were:

(In thousands)	2005	2004

Accrued insurance liabilities	$ 7,848	$ 9,139
Accrued warranty and service liabilities	7,649	9,409
Accrued trade promotions	6,584	6,574
Payable for employee stock purchases	5,710	4,913
Income taxes payable	4,075	2,188
Other	13,323	11,136

Total	$45,189	$43,359

Self-Insurance.         The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities:

(In thousands)	2005	2004

Balance, beginning of year	$ 9,409	$ 9,227
Charged to expense	6,045	8,066
Margin on parts sales reversed	1,201	2,516
Reductions for claims settled	(9,006)	(10,400)

Balance, end of year	$ 7,649	$ 9,409

Revenue Recognition. Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk and title passes to the customer. This is generally on the date of shipment, however certain sales are shipped FOB destination and revenue is recognized when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to FOB terms.) Where there are multiple deliverables, the transactions are separated and a portion of the sale deferred until earned. The Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been between 2 and 3 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses.

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

Had compensation cost for these stock plans been determined based upon fair value at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows:

(In thousands, except per share amounts)	2005	2004	2003

Net earnings
As reported	$125,854	$108,681	$86,713
Stock-based compensation, net of related tax effects	(4,636)	(3,637)	(4,108)

Pro forma	$121,218	$105,044	$82,605

Net earnings per common share
Basic as reported	$1.83	$1.57	$1.25
Diluted as reported	1.80	1.55	1.23
Pro forma basic	1.76	1.52	1.19
Pro forma diluted	1.74	1.50	1.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2005	2004	2003

Expected life in years	6.3	6.0	6.5
Interest rate	4.2%	4.2%	3.9%
Volatility	18.7%	21.5%	25.1%
Dividend yield	1.4%	1.3%	1.2%
Weighted average fair value per share of options granted	$8.24	$6.79	$4.65

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

	2005	2004	2003

Expected life in years	1.0	1.0	1.0
Interest rate	4.4%	4.2%	4.0%
Volatility	18.9%	22.3%	25.2%
Dividend yield	1.4%	1.5%	1.2%
Weighted average fair value per share of purchase rights	$8.26	$6.47	$4.19

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This standard will be effective for the Company starting with the first quarter of 2006. The Company plans to adopt the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date will be recognized as calculated for pro forma disclosures under SFAS No. 123, and cost related to new awards will be recognized in accordance with SFAS No. 123(R). The Company also plans to continue using the Black-Scholes option-pricing model to value option grants. Future compensation cost, net of tax effects, related to unvested stock compensation as of December 30, 2005 is approximately $2.5 million in 2006, $1.7 million in 2007 and $0.7 million in 2008 and after (as valued and calculated under SFAS 123 for pro forma disclosures.) Actual share-based compensation expense in future periods will be dependent upon amounts and value of future awards.

Derivative Instruments and Hedging Activities. The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

As part of its risk management program, the Company may periodically use currency hedges and interest rate swaps to hedge known market exposures. Terms of derivative instruments are structured to match the terms of the risk being hedged and are generally held to maturity. The Company does not hold or issue derivative financial instruments for trading purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense, net. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. Gains and losses on such transactions were not significant in 2005, 2004 and 2003, and there were no such transactions outstanding as of December 30, 2005, and December 31, 2004.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal inventory costs and requires the allocation of fixed production overheads to inventory to be based on the normal capacity of the production facilities. The new standard, effective for the Company starting in 2006, will not have a significant impact on operating results or financial condition.

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

(In thousands)
Reportable Segments	2005	2004	2003

Sales
Industrial / Automotive	$367,119	$274,574	$231,743
Contractor	305,298	278,713	256,441
Lubrication	59,285	51,745	46,914

Total	$731,702	$605,032	$535,098

Segment operating earnings
Industrial / Automotive	$98,330	$86,975	$64,153
Contractor	77,598	68,013	59,065
Lubrication	15,633	11,807	9,855
Unallocated corporate	(491)	(5,264)	(4,240)

Total	$191,070	$161,531	$128,833

Unallocated corporate is not included in management’s measurement of segment performance and includes such items as bad debt expense, charitable contributions and certain other charges or credits driven by corporate decisions. Segment operating earnings for 2004 and 2003 have been restated to conform to 2005, which includes amortization of intangibles formerly classified as unallocated corporate.

(In thousands)
Geographic Information	2005	2004	2003

Sales (based on customer location)
United States	$435,091	$363,417	$336,575
Other countries	296,611	241,615	198,523

Total	$731,702	$605,032	$535,098

Long-lived assets
United States	$202,601	$137,243	$133,794
Spain	14,053	--	--
Other countries	15,078	7,245	7,490

Total	$231,732	$144,488	$141,284

Sales to Major Customers

Sales to a paint retailer were 10 percent of consolidated sales in each of the years 2005, 2004 and 2003. Sales to a home center retailer were 11 percent of consolidated sales in 2004 and 10 percent of consolidated sales in 2003.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2005	2004

Finished products and components	$40,444	$29,263
Products and components in various stages of completion	21,788	18,656
Raw materials and purchased components	22,690	19,929

	84,922	67,848
Reduction to LIFO cost	(28,375)	(27,629)

Total	$56,547	$40,219

Inventories valued under the LIFO method were $28.5 million for 2005 and $28.4 million for 2004. All other inventory was valued on the FIFO method.

In 2004 certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2005	2004

Land and improvements	$7,618	$6,139
Buildings and improvements	73,356	66,067
Manufacturing equipment	140,272	132,099
Office, warehouse and automotive equipment	29,313	25,804
Additions in progress	4,904	1,710

Total property, plant and equipment	255,463	231,819
Accumulated depreciation	(148,965)	(137,309)

Net property, plant and equipment	$106,498	$94,510

Depreciation expense was $18.3 million in 2005, $15.9 million in 2004, and $16.5 million in 2003.

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2005	2004	2003

Domestic	$172,164	$144,603	$110,631
Foreign	17,190	16,178	17,282

Total	$189,354	$160,781	$127,913

Income tax expense consists of:

(In thousands)	2005	2004	2003

Current:
Domestic:
Federal	$51,103	$45,738	$31,025
State and local	5,000	2,200	3,100
Foreign	5,958	2,938	2,548

	62,061	50,876	36,673

Deferred:
Domestic	973	1,449	4,363
Foreign	466	(225)	164

	1,439	1,224	4,527

Total	$63,500	$52,100	$41,200

Income taxes paid were $57.0 million, $48.4 million and $32.6 million in 2005, 2004 and 2003.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	2005	2004	2003

Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower	(2)	(2)	(3)
tax rates
State taxes, net of federal effect	2	1	1
U.S. general business tax credits	(1)	(1)	(1)
Domestic production deduction	(1)	--	--
Other	--	(1)	--

Effective tax rate	33%	32%	32%

Deferred income taxes are provided for all temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2005	2004

Inventory valuations	$4,326	$4,845
Insurance accruals	2,556	2,826
Warranty reserves	2,626	3,118
Vacation accruals	1,758	1,386
Bad debt reserves	1,669	1,570
Other	1,103	1,886

Current	14,038	15,631

Unremitted earnings of consolidated foreign subsidiaries	(2,100)	(2,000)
Excess of tax over book depreciation	(9,711)	(9,806)
Postretirement benefits	7,424	6,469
Pension and deferred compensation	(7,506)	(6,544)
Other	1,035	869

Non-current	(10,858)	(11,012)

Net deferred tax assets	$3,180	$4,619

Total deferred tax assets were $24.2 million and $24.5 million, and total deferred tax liabilities were $21.0 million and $19.9 million on December 30, 2005, and December 31, 2004.

F. Debt

Interest paid on debt during 2005, 2004 and 2003 was $1.3 million, $0.5 million and $0.5 million.

On December 31, 2004, the Company entered into a credit agreement with Wachovia Bank, National Association providing credit up to $50 million. Expiration of this agreement has been extended to March 31, 2006. Outstanding balances bear interest at the London Interbank Offered Rate plus a spread of up to 0.8 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and fixed charge coverage.

On December 30, 2005, the Company had lines of credit with U.S. and foreign banks of $119 million, including the $50 million Wachovia credit facility and uncommitted lines of credit totaling $50 million. The unused portion of these credit lines was $116 million at December 30, 2005. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 4.3 percent, 2.5 percent and 2.1 percent for the years ended December 30, 2005, December 31, 2004 and December 26, 2003. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

G. Shareholders’ Equity

At December 30, 2005, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

All stock option, share and per share data reflect the three-for-two stock split distributed in March 2004.

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

H. Stock Option and Purchase Plans

Stock Option and Award Plans. The Company has various stock incentive plans under which it grants stock options and restricted share awards to officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time and in such installments as set by the Company, and expire ten years from the date of grant. Restricted share awards have been made to certain key employees under the plans, including 1,800 common shares with a grant-date value of $36,000 in 2003. The market value of restricted stock at the date of grant is recorded as unearned compensation, a component of shareholders’ equity, and is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $116,000 in 2005, $340,000 in 2004, and $407,000 in 2003.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below:

		Weighted Average	Options	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding, December 27, 2002	3,983,237	$11.06	1,533,686	$ 7.21
Granted	374,925	17.61
Exercised	(786,605)	7.23
Canceled	(80,511)	15.16

Outstanding, December 26, 2003	3,491,046	$12.51	1,460,930	$ 9.60
Granted	1,127,667	29.66
Exercised	(930,305)	10.24
Canceled	(66,064)	21.26

Outstanding, December 31, 2004	3,622,344	$18.28	1,804,328	$11.87
Granted	388,500	37.95
Exercised	(341,094)	11.57
Canceled	(54,610)	29.93

Outstanding, December 30, 2005	3,615,140	$20.85	2,016,558	$14.28

The following table summarizes information for options outstanding and exercisable at December 30, 2005:

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Life	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price

$ 3-11	670,555	3	$ 8.28	670,555	$ 8.28
11-21	1,506,180	6	15.97	1,147,446	15.34
27-40	1,438,405	9	31.82	198,557	28.37

$ 3-40	3,615,140	7	$20.85	2,016,558	$14.28

Stock Purchase Plans. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 245,303 shares under this Plan in 2005, 343,913 shares in 2004, and 297,758 shares in 2003.

Individual nonemployee directors of the Company may elect to receive all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. The Company issued 12,933 shares under this arrangement in 2005, 11,577 shares under this arrangement in 2004, and 14,548 shares in 2003. Such shares were issued under the Stock Incentive Plan in 2005 and 2004. In 2003, the shares were issued under the Nonemployee Director Stock Plan, which expired on December 31, 2003. The expense related to this arrangement is not significant.

Authorized Shares. Shares authorized for issuance under the various stock option and purchase plans are shown below:

	Total Shares Authorized	Available for Future Issuance as of December 30, 2005

Employee Stock Incentive Plan	3,375,000	1,581,802
Stock Incentive Plan	3,375,000	1,000,713
Employee Stock Purchase Plan	19,743,750	754,839

Total	26,493,750	3,337,354

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 30, 2005, include options granted under two plans that were replaced by the Stock Incentive Plan in 2001. No shares are available for future grants under those two plans.

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2005	2004	2003

Numerator
Net earnings available to common shareholders	$125,854	$108,681	$86,713

Denominators
Weighted average shares outstanding for basic earnings per share	68,766	69,124	69,284
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	1,096	1,109	1,131

Denominator for diluted earnings per share	69,862	70,251	70,415

Basic earnings per share	$ 1.83	$ 1.57	$ 1.25

Diluted earnings per share	$ 1.80	$ 1.55	$ 1.23

Stock options to purchase 374,000 common shares were not included in the 2005 calculation of diluted earnings per share because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to all U.S. employees who elect to participate. The Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. Employer contributions were $2.3 million in 2005, $2.4 million in 2004 and $2.2 million in 2003.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees hired before January 1, 2005 are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover most U.S. employees hired before January 1, 2006, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. For U.S. plans, benefits are based on years of service and the highest five consecutive years’ earnings in the ten years preceding retirement. The Company funds annually in amounts consistent with minimum funding requirements and maximum tax deduction limits. In 2003, the Company made a voluntary $20 million tax-deductible contribution to the funded defined benefit plan. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plan’s investment in the common stock of the Company was $12.7 million at December 30, 2005, and $13.0 million at December 31, 2004.

The Company uses a December 31 measurement date for all of its plans.

For the funded pension plan, asset allocations at year-end were as follows:

	2005	2004

Graco common stock	7%	7%
Other equity securities	74%	74%
Debt securities	13%	13%
Real estate	5%	5%
Cash	1%	1%

Total	100%	100%

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities.

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 30, 2005, and December 31, 2004, and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2005	2004	2005	2004

Change in benefit obligation
Obligation, beginning of year	$167,933	$147,226	$27,413	$25,898
Service cost	4,648	4,136	841	771
Interest cost	9,931	8,707	1,620	1,501
Assumption changes	12,306	10,731	2,211	798
Actuarial loss (gain)	2,708	2,647	(127)	235
Benefit payments	(6,265)	(5,514)	(1,403)	(1,790)

Obligation, end of year	$191,261	$167,933	$30,555	$27,413

Change in plan assets
Fair value, beginning of year	$175,951	$156,774	$--	$--
Actual return on assets	15,119	24,037	--	--
Employer contributions	525	654	1,403	1,790
Benefit payments	(6,265)	(5,514)	(1,403)	(1,790)

Fair value, end of year	$185,330	$175,951	$--	$--

Funded status
Funded status over (under), end of year	$(5,931)	$8,018	$(30,555)	$(27,413)
Unrecognized transition obligation (asset)	--	(11)	--	--
Unrecognized prior service cost	926	1,070	--	--
Unrecognized loss	22,268	5,929	10,489	8,931

Net	$17,263	$15,006	$(20,066)	$(18,482)

The following table provides the amounts included in the consolidated balance sheets as of December 30, 2005, and December 31, 2004.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2005	2004	2005	2004

Prepaid benefit, funded plan	$29,616	$27,556	$—	$—
Accrued benefit, unfunded plans	(14,350)	(13,497)	(20,066)	(18,482)
Accumulated other comprehensive income	$1,997	$947	$—	$—

Net	$17,263	$15,006	$(20,066)	$(18,482)

The accumulated benefit obligation for all defined benefit pension plans was $171 million and $151 million as of December 30, 2005, and December 31, 2004. Information for plans with an accumulated benefit obligation in excess of plan assets follows:

(In thousands)	2005	2004

Projected benefit obligation	$15,280	$13,668
Accumulated benefit obligation	13,232	12,275
Fair value of plan assets	--	--

The components of net periodic benefit cost for the plans for 2005, 2004 and 2003 were as follows:

	Pension Benefits			Postretirement Medical Benefits

(In thousands)	2005	2004	2003	2005	2004	2003

Service cost - benefits earned during the period	$4,648	$4,136	$3,544	$841	$771	$685
Interest cost on projected benefit obligation	9,931	8,707	8,204	1,620	1,501	1,483
Expected return on assets	(15,549)	(14,095)	(9,990)	--	--	--
Amortization of transition obligation (asset)	(11)	(15)	(15)	--	--	--
Amortization of prior service cost	144	144	144	--	--	--
Amortization of net loss (gain)	92	(69)	384	526	452	358
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	370	284	337	N/A	N/A	N/A

Net periodic benefit cost (credit)	$(375)	$(908)	$2,608	$2,987	$2,724	$2,526

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits

Weighted average assumptions	2005	2004	2005	2004

Discount rate	5.5%	5.9%	5.5%	6.0%
Rate of compensation increase	3.8%	3.7%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits

Weighted average assumptions	2005	2004	2003	2005	2004	2003

Discount rate	5.9%	5.9%	6.4%	6.0	6.0	6.5
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.2%	3.2%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 10 percent for 2006, decreasing by one-half percentage point each year to a constant rate of 5 percent in 2016 and thereafter, subject to the plan’s 6 percent annual increase limitation.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In 2005, it was determined that certain provisions of the retirement medical plan are eligible for the Medicare subsidy under the Act. The projected subsidy had no significant effect on the accumulated benefit obligation and periodic cost in 2005.

At December 30, 2005, a one percent change in assumed health care cost trend rates would have the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components of
net periodic postretirement health care benefit cost	$ 49	$ (277)

Effect on the health care component of the accumulated
postretirement benefit obligation	179	(1,852)

The Company expects to contribute $0.5 million to its unfunded pension plans and $1.5 million to the retirement medical plan in 2006. No contribution to the funded pension plan is expected in 2006. Estimated future benefit payments are as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

2006	$ 6,800	$1,500
2007	7,500	1,500
2008	7,900	1,500
2009	8,500	1,600
2010	9,800	1,700
Years 2011 - 2015	58,800	9,800

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $5 million at December 30, 2005, payable as follows:

(In thousands)	Buildings	Vehicles & Equipment	Total

2006	$1,026	$1,044	$2,070
2007	681	615	1,296
2008	248	221	469
2009	229	79	308
2010	68	20	88
Thereafter	722	--	722

Total	$2,974	$1,979	$4,953

Total rental expense was $1.7 million for 2005, $1.3 million for 2004, and $2.1 million for 2003.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $17 million at December 30, 2005. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $15 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2.2 million at December 30, 2005. The Company has also guaranteed the debt of its subsidiaries for up to $20 million.

Contingencies. The Company has been named as a defendant, along with hundreds of other defendants, in a number of lawsuits alleging bodily injury as a result of exposure to asbestos or silica. None of the suits make any allegations specifically regarding the Company or any of its products. Orders of dismissal have been received for many of those lawsuits and additional dismissals are pending. The Company is also party to various other legal proceedings arising in the normal course of business. The Company is actively defending these matters and has recorded an estimate of the probable costs. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

L. Acquisitions

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

	2005	2004

Net sales	$736,321	$675,270
Net earnings	125,271	106,708
Basic earnings per share	1.82	1.54
Diluted earnings per share	1.79	1.52

Effective November 28, 2005, the Company purchased the assets and assumed certain liabilities of PBL Industries for approximately $8 million cash. PBL manufactured fuel transfer pumps, oil transfer pumps and related parts and accessories and had annual sales of $5 million. The Company has employed the PBL assets to expand and complement its Lubrication segment business.

The purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$700
Inventories	600
Property, plant and equipment	100
Identifiable intangible assets	3,800
Goodwill	3,100

Total purchase price	8,300
Liabilities assumed	(100)

Net assets acquired	$8,200

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Customer relationships (7 years)	$2,600
Proprietary technology (5 years)	1,200

Total (6 years)	$3,800

For tax purposes, each of the acquisitions in 2005 will be treated as a purchase of assets, and goodwill is expected to be fully deductible.

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

Management’s Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2005 Annual Report on Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2005 Annual Report on Form 10-K is incorporated herein by reference.

Changes in internal control

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

The information under the heading “Executive Officers of the Company” in Part I of this 2005 Annual Report on Form 10-K and the information under the headings “Election of Directors, Nominees and Other Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, to be held on April 21, 2006 (the “Proxy Statement”), are incorporated herein by reference.

New York Stock Exchange Rule 303A.12

The Company’s Annual CEO Certification as required by NYSE Rule 303A.12(a) was filed with the New York Stock Exchange on or about May 6, 2005. The certifications of the Chief Executive Officer and Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosure in this Annual Report on Form 10-K, have been filed as exhibits 31.1, 31.2 and 31.3 hereto.

Audit Committee Members and Audit Committee Financial Expert

The information under the headings “Committees of the Board of Directors” and “Audit Committee Report” of the Company’s Proxy Statement are incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Graco Inc. has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. Graco Inc. also has in place Conduct of Business Guidelines (Code of Ethics) that apply to the Company’s principal executive officer, principal financial officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Conduct of Business Guidelines, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com. Copies of these documents are also available in print by written request directed to Secretary, Graco Inc., P.O. Box 1441, Minneapolis, MN 55440-1441.

The Company intends to post on the Graco website any amendment to, or waiver from, a provision of the Conduct of Business Guidelines that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver.

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

Item 14. Principal Accounting Fees and Services

The information under the heading “Principal Accounting Fees and Services” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements See Part II

	(2)	Financial Statement Schedule	Page
		• Schedule II - Valuation and Qualifying Accounts	49

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.	53

Schedule II — Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions From Reserves		Other[3] Add (Deduct)	Balance at end of year

Year ended December 30, 2005
Allowance for doubtful accounts	$2,300	$ 300	$ 300	[1]		$2,300
Allowance for returns and credits	3,300	8,100	7,800	[2]		3,600

	$5,600	$8,400	$8,100			$5,900

Year ended December 31, 2004
Allowance for doubtful accounts	$2,600	$ 200	$ 500	[1]		$2,300
Allowance for returns and credits	3,100	6,400	6,200	[2]		3,300

	$5,700	$6,600	$6,700			$5,600

Year ended December 26, 2003
Allowance for doubtful accounts	$2,300	$ 700	$ 600	[1]	$ 200	$2,600
Allowance for returns and credits	3,300	5,500	5,700	[2]	--	3,100

	$5,600	$6,200	$6,300		$ 200	$5,700

[1]	Accounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves.
[2]	Credits issued and returns processed.
[3]	Assumed or established in connection with acquisition.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

/s/David A. Roberts	February 27, 2006
David A. Roberts
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David A. Roberts	February 27, 2006
David A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/James A. Graner	February 27, 2006
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

L. R. Mitau	Director, Chairman of the Board
R. G. Bohn	Director
W. J. Carroll	Director
J. W. Eugster	Director
J. K. Gilligan	Director
J. H. Moar	Director
M. A. Morfitt	Director
M. H. Raunhorst	Director
D. A. Roberts	Director
W. G. Van Dyke	Director
R. W. Van Sant	Director

David A. Roberts, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/David A. Roberts	February 27, 2006
David A. Roberts
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

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

3.1	Restated Articles of Incorporation as amended September 24, 2004. (Incorporated by reference to Exhibit 3.1 to the Company's 2004 Annual Report on Form 10-K.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

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

4.2

Credit agreement dated December 31, 2004, between the Company and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 4.2 to the Company's 2004 Annual Report on Form 10-K.) as extended by letter dated December 31, 2005.

*10.1	Executive Officer Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K filed on February 25, 2005.)

*10.2	Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.2 to the Company's 2004 Annual Report on Form 10-K.)

*10.3

Graco Inc. Nonemployee Director Stock Option Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Long Term Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.5	Graco Inc. Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

10.6	Employee Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.7

Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company's Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.) Amendment 2 dated May 27, 2000. Amendment 3 dated May 27, 2002.

*10.8

Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Amendment 2 dated November 1, 2005.

10.9	CEO Award Program.

*10.10	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company's Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

*10.11

Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K.) First Amendment to Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.11 of the Company's 2003 Annual Report on Form 10-K.); Second Amendment to Restoration Plan 1998 Restatement.

*10.12	Summary of Compensation of the Non-Employee Members of the Board of Directors of Graco Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed February 25, 2005.)

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

*10.17

Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K filed March 11, 1993.)

*10.18

Election Form. Form of agreement used for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company's 2004 Annual Report on Form 10-K.)

*10.19

Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control. (Incorporated by reference to Exhibit 10.15 to the Company's 2001 Annual Report on Form 10-K.)

*10.20

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

*10.22

Letter Agreement with President and Chief Executive Officer, dated June 5, 2001. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

*10.23	Form of salary protection arrangement between the Company and executive officers. (Incorporated by reference to Exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K.)

*10.24	Executive Group Long-Term Disability Policy. (Incorporated by reference to the Company's 2004 Annual Report on Form 10-K.)

*10.25

Certain information about senior management base salaries, bonus plan participation and key employee agreements. (Incorporated by reference to Item 1.01 to the Company's Report on Form 8-K filed September 8, 2005.)

*10.26	Separation agreement with former Vice President and General Counsel, dated October 10, 2005. (Incorporated by reference to Exhibit 10.24 to the Company's Report on Form 8-K filed October 14, 2005.)

*10.27	Compensation arrangement with President and Chief Executive Officer, dated December 18, 2005. (Incorporated by reference to Item 1.01 to the Company's Report on Form 8-K filed December 14, 2005.)

11	Statement of Computation of Earnings per share included in Note I on page 40.

21	Subsidiaries of the Registrant included herein on page 54.

23	Independent Registered Public Accounting Firm's Consent included herein on page 55.

24	Power of Attorney included herein on page 56.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 57.

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) included herein on page 58.

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 59.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 60.

Except as otherwise noted, all documents incorporated by reference above related to File No. 001-09249.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company as of December 30, 2005:

Subsidiary	Jurisdiction of Organization	Percentage of Voting Securities Owned by the Company

Decker Industries, Inc.	United States	100%**
Graco Australia Pty Ltd.	Australia	100%***
Graco Canada Inc.	Canada	100%
Graco do Brasil Limitada	Brazil	100%*
Graco Fluid Equipment (Shanghai) Co., Ltd.	China (PRC)	100%
Graco Fluid Equipment (Suzhou) Co., Ltd.	China (PRC)	100%*****
Graco GmbH	Germany	100%
Graco Hong Kong Ltd	Hong Kong	100%
Graco K.K.	Japan	100%
Graco Korea Inc.	Korea	100%
Graco Ltd.	England	100%*
Graco Minnesota Inc.	United States	100%
Graco N.V.	Belgium	100%*
Graco S.A.S.	France	100%
Gusmer Corporation	United States	100%
Gusmer Canada Ltd.	Canada	100%****
Gusmer Europe S.L.	Spain	100%****
Gusmer Machinery (Nanjing) Co., Ltd.	China (PRC)	100%****
Gusmer Sudamerica S.A.	Argentina	100%****
Liquid Control Corporation	United States	100%
Liquid Control Ltd.	England	100%**

*	Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.
**	Shares 100% held by Liquid Control Corporation.
***	Shares 100% held by Graco Hong Kong Limited.
****	Shares 100% held by Gusmer Corporation.
*****	Shares 100% owned by Graco Minnesota Inc.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-17787, No. 333-03459, No. 333-75307, No. 333-63128 and No. 333-123813 on Form S-8 of our reports dated February 24, 2006, relating to the financial statements and financial statement schedule of Graco Inc. and management’s report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 30, 2005.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2006

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints David A. Roberts or James A. Graner, that person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for that person and in that person’s name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 30, 2005, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, this Power of Attorney has been signed by the following persons on the date indicated.

Date

/s/R. G. Bohn	February 17, 2006
R. G. Bohn

/s/W. J. Carroll	February 17, 2006
W. J. Carroll

/s/J. W. Eugster	February 17, 2006
J. W. Eugster

/s/J. K. Gilligan	February 17, 2006
J. K. Gilligan

/s/L. R. Mitau	February 17, 2006
L. R. Mitau

/s/J. H. Moar	February 17, 2006
J. H. Moar

/s/M. A. Morfitt	February 17, 2006
M. A. Morfitt

/s/M. H. Rauenhorst	February 17, 2006
M. H. Rauenhorst

/s/D. A. Roberts	February 17, 2006
D. A. Roberts

/s/W. G. Van Dyke	February 17, 2006
W. G. Van Dyke

/s/R. W. Van Sant	February 17, 2006
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 27, 2006	/s/David A. Roberts
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 27, 2006	/s/James A. Graner
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

Date: February 27, 2006	/s/David A. Roberts
David A. Roberts
President and Chief Executive Officer

Date: February 27, 2006	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer

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

From time to time various forms filed by the Company with the Securities and Exchange Commission, including the Company’s Form 10-K, Form 10-Q and Form 8-K, its Annual Report to Shareholders, and press releases, other written documents or oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will”, and similar expressions, and reflect the Company’s expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company’s operating results are the following:

•	With respect to the Company’s business as a whole, the Company’s prospects and operating results may be affected by:

—	changes in world economies, including expansions, downturns or recessions and fluctuations in capital goods investment activity, interest rates, and foreign currency exchange rates;

—	the ability of the Company to successfully integrate acquisitions, in particular the recent acquisitions of Liquid Control Corporation, Gusmer Corporation and PBL Industries;

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

—

disruption in operations, transportation, communication, customer operations, distribution, payment or sources of supply, including the cost and availability of skilled labor, materials and energy, caused by political or economic instability, acts of God, labor disputes, war, embargo, weather, flood, fire, infectious disease, or other cause beyond its reasonable control, including military conflict in the Middle East or on the Korean peninsula, and terrorist activity throughout the world;

—	pricing pressure and lack of availability of key materials used in the manufacture of products;

—	worldwide competition from low-cost manufacturers, including those that copy the Company's products;

—	breakdown, interruption in or inadequate upgrading or maintenance of the Company's information processing software, hardware or networks;

—	successful implementation of an enterprise resource planning ("ERP") software system throughout the Company;

—	changes in the markets in which the Company participates, including consolidation of competitors and major customers, price competition, and products demanded;

—	changes in accounting standards or in the application by the Company of critical accounting policies;

—	compliance with corporate governance requirements;

—	growth in either the severity or magnitude of the products liability claims against the Company, particularly with respect to asbestos or silica claims; and

—	changes in the return on investments in the Company's retirement plan.

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

•

The prospects and operating results of the Company’s Industrial/Automotive Equipment segment may be affected by: the capital equipment spending levels of customers; the availability and cost of financing; changes in the environmental regulation of coatings; changes in the technical and performance characteristics of materials, including powder coatings; changes in application technology; the ability of the Company to meet changing customer requirements; consolidation or other change in the channels of distribution; the pricing strategies of competitors; consolidation in the fluid handling equipment manufacturing industry; changes in the worldwide procurement practices of the major automobile manufacturers; changes in automotive manufacturing processes; and consolidation in the automobile manufacturing industry worldwide.

•

The prospects and operating results of the Company’s Lubrication Equipment segment may be affected by: consolidation in the oil production industry; the development of extended life lubricants for vehicles; the reduction in the need for changing vehicle lubricants; consumer trends in “do-it-yourself” versus “do-it-for-me”oil changes; the successful development of vehicles that use power sources other than the internal combustion engine; consolidation of automotive dealerships; trends in spending by state and local governments; and variations in the equipment spending levels of the major oil companies.