Form 10-Q
period 2006-03-31
GRACO INC
filed 2006-04-27
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	X	Accelerated Filer	Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

68,424,000 of the Registrant's Common Stock, $1.00 par value were outstanding as of April 21, 2006.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	11-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 6.	Exhibits	16

SIGNATURES

EXHIBITS

PART I

Item 1.	GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005

Net Sales	$192,216	$170,944

Cost of products sold	88,989	85,078

Gross Profit	103,227	85,866

Product development	7,212	6,244

Selling, marketing and distribution	27,942	26,407

General and administrative	13,421	12,048

Operating Earnings	54,652	41,167

Interest expense	125	339

Other expense, net	5	189

Earnings before Income Taxes	54,522	40,639

Income taxes	19,100	13,600

Net Earnings	$35,422	$27,039

Basic Net Earnings per Common Share	$.52	$.39

Diluted Net Earnings per Common Share	$.51	$.38

Cash Dividends Declared per Common Share	$.15	$.13

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2006	Dec. 30, 2005
ASSETS

Current Assets
Cash and cash equivalents	$27,183	$18,664
Accounts receivable, less allowances
of $6,100 and $5,900	129,118	122,854
Inventories	64,562	56,547
Deferred income taxes	15,733	14,038
Other current assets	1,841	1,795

Total current assets	238,437	213,898

Property, Plant and Equipment
Cost	259,411	255,463
Accumulated depreciation	(152,840)	(148,965)

Property, plant and equipment, net	106,571	106,498

Prepaid Pension	30,026	29,616
Goodwill	52,254	52,009
Other Intangible Assets, net	38,291	39,482
Other Assets	3,944	4,127

Total Assets	$469,523	$445,630

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$4,341	$8,321
Trade accounts payable	29,640	24,712
Salaries, wages and commissions	13,694	23,430
Dividends payable	9,918	9,929
Other current liabilities	54,314	45,189

Total current liabilities	111,907	111,581

Retirement Benefits and Deferred Compensation	36,145	35,507

Deferred Income Taxes	10,819	10,858

Shareholders' Equity
Common stock	68,408	68,387
Additional paid-in capital	124,049	110,842
Retained earnings	121,750	112,506
Other, net	(3,555)	(4,051)

Total shareholders' equity	310,652	287,684

Total Liabilities and Shareholders' Equity	$469,523	$445,630

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005
Cash Flows from Operating Activities

Net Earnings	$35,422	$27,039
Adjustments to reconcile net earnings to net
cash provided by operating activities
Depreciation and amortization	5,781	5,703
Deferred income taxes	(1,706)	(766)
Share-based compensation	2,164	--
Excess tax benefit related to share-based
payment arrangements	(2,000)	--
Change in:
Accounts receivable	(6,471)	(3,107)
Inventories	(7,934)	(2,329)
Trade accounts payable	4,906	1,824
Salaries, wages and commissions	(9,825)	(9,472)
Retirement benefits and deferred compensation	19	(86)
Other accrued liabilities	11,883	6,182
Other	50	814

Net cash provided by operating activities	32,289	25,802

Cash Flows from Investing Activities

Property, plant and equipment additions	(4,371)	(3,735)
Proceeds from sale of property, plant and equipment	19	32
Acquisitions of businesses, net of cash acquired	--	(102,534)

Net cash used in investing activities	(4,352)	(106,237)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	4,333	45,816
Payments on notes payable and lines of credit	(8,310)	(6,062)
Excess tax benefit related to share-based payment
arrangements	2,000	--
Common stock issued	10,200	7,946
Common stock retired	(17,404)	(7,017)
Cash dividends paid	(9,922)	(8,969)

Net cash provided by (used in) financing activities	(19,103)	31,714

Effect of exchange rate changes on cash	(315)	488

Net increase (decrease) in cash and cash equivalents	8,519	(48,233)
Cash and cash equivalents
Beginning of year	18,664	60,554

End of period	$27,183	$12,321

See notes to consolidated financial statements.

GRACO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 31, 2006 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company without being audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 31, 2006, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005

Net earnings available to common shareholders	$35,422	$27,039

Weighted average shares outstanding for basic
earnings per share	68,428	69,074

Dilutive effect of stock options computed based on
the treasury stock method using the average
market price	1,121	1,200

Weighted average shares outstanding for
diluted earnings per share	69,549	70,274

Basic earnings per share	$.52	$.39

Diluted earnings per share	$.51	$.38

Stock options to purchase 1,000 and 311,800 shares are not included in the 2006 and 2005 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.

Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) became effective for the Company at the beginning of 2006. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for pro forma disclosures under SFAS No. 123, and cost related to new awards are recognized in accordance with SFAS No. 123(R). The Company continues to use the Black-Scholes option-pricing model to value option grants. The Company recognized $2.2 million of share-based compensation cost in the first quarter of 2006, which reduced net income by $1.5 million, or $0.02 per weighted average common share.

Had share-based compensation cost for the Employee Stock Purchase Plan and stock options granted under various stock incentive plans been recognized prior to 2006, the Company’s net earnings and earnings per share for the thirteen weeks ended April 1, 2005 would have been reduced as follows (in thousands, except per share amounts):

Net earnings
As reported	$27,039
Stock-based compensation, net of related tax effects	(1,058)

Pro forma	$25,981

Net earnings per common share
Basic as reported	$.39
Basic pro forma	.38
Diluted as reported	.38
Diluted pro forma	.37

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005

Pension Benefits
Service cost	$1,440	$1,251
Interest cost	2,608	2,489
Expected return on assets	(4,175)	(3,950)
Amortization and other	192	157

Net periodic benefit cost (credit)	$65	$(53)

Postretirement Medical
Service cost	$250	$225
Interest cost	420	410
Amortization of net loss	186	115

Net periodic benefit cost	$856	$750

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005
Net income	$35,422	$27,039
Foreign currency translation adjustments	515	(117)
Minimum pension liability adjustment, net of tax	(19)	14

Comprehensive income	$35,918	$26,936

6.

The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 31, 2006 and April 1, 2005 were as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005
Net Sales
Industrial	$100,160	$87,869
Contractor	74,352	67,780
Lubrication	17,704	15,295

Consolidated	$192,216	$170,944

Operating Earnings
Industrial	$32,083	$21,964
Contractor	21,042	15,086
Lubrication	4,755	4,199
Unallocated corporate expenses	(3,228)	(82)

Consolidated	$54,652	$41,167

7.	Major components of inventories were as follows (in thousands):

	March 31, 2006	Dec. 30, 2005
Finished products and components	$44,643	$40,444
Products and components in various stages
of completion	22,322	21,788
Raw materials and purchased components	25,660	22,690

	92,625	84,922
Reduction to LIFO cost	(28,063)	(28,375)

Total	$64,562	$56,547

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
March 31, 2006
Customer relationships and
distribution network	4 - 8	$22,402	$(4,673)	$(348)	$17,381
Patents, proprietary technology
and product documentation	5 - 15	12,143	(2,380)	(143)	9,620
Trademarks, trade names
other	3 - 10	1,624	(764)	--	860
		36,169	(7,817)	(491)	27,861
Not Subject to Amortization:
Brand names		10,550	--	(120)	10,430
Total		$46,719	$(7,817)	$(611)	$38,291

December 30, 2005
Customer relationships and
distribution network	4 - 8	$22,965	$(4,419)	$(427)	$18,119
Patents, proprietary technology
and product documentation	3 - 15	12,266	(2,065)	(174)	10,027
Trademarks, trade names and
other	3 - 10	1,774	(837)	--	937
		37,005	(7,321)	(601)	29,083
Not Subject to Amortization:
Brand names		10,550	--	(151)	10,399
Total		$47,555	$(7,321)	$(752)	$39,482

Amortization of intangibles during the first quarter of 2006 was $1.3 million. Estimated annual amortization expense is as follows: $5.2 million in 2006, $5.1 million in 2007, $4.5 million in 2008, $4.0 million in 2009, $3.6 million in 2010 and $6.7 million thereafter.

9.	Components of other current liabilities were (in thousands):

	March 31, 2006	Dec. 30, 2005

Accrued insurance liabilities	$8,048	$7,848
Accrued warranty and service liabilities	7,418	7,649
Accrued trade promotions	4,909	6,584
Payable for employee stock purchases	996	5,710
Income taxes payable	20,124	4,075
Other	12,819	13,323

	$54,314	$45,189

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended March 31, 2006	Year Ended Dec. 30, 2005

Balance, beginning of year	$7,649	$9,409
Charged to expense	1,106	6,045
Margin on parts sales reversed	333	1,201
Reductions for claims settled	(1,670)	(9,006)

Balance, end of period	$7,418	$7,649

10.

In April 2006, the Company announced that it would close its plant and office facilities in Lakewood, New Jersey. The Company intends to move the Lakewood operation to North Canton, Ohio, where it currently has a manufacturing facility. As part of this consolidation, the Company will build a 60,000 square foot expansion of the North Canton facility. The Company is also moving its spray foam production from Villanova, Spain to Minneapolis, Minnesota.

Item 2.	GRACO INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Increases in sales and gross profit margin rate, along with smaller increases in expenses, resulted in higher net earnings in the first quarter of 2006. As a percentage of sales, net earnings improved to 18.4 percent, compared to 15.8 percent for the first quarter of 2005. 2006 results include $2.2 million of share-based compensation cost and a $1 million contribution to the Company’s charitable foundation. There were no comparable costs included in 2005 first quarter results. Foreign currency translation rates had an adverse impact on first quarter sales and net earnings. Translated at consistent exchange rates, sales increased 14 percent, compared to 12 percent translated at actual rates.

Net Sales

Sales by reportable segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005

By Segment
Industrial	$100,160	$87,869
Contractor	74,352	67,780
Lubrication	17,704	15,295

Consolidated	$192,216	$170,944

By Geographic Area
Americas[1]	$132,212	$114,019
Europe[2]	39,546	35,709
Asia Pacific	20,458	21,216

Consolidated	$192,216	$170,944

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

All reportable segments experienced double-digit percentage growth in sales. Geographically, sales in the Americas and Europe also experienced double-digit percentage growth. Sales in Asia Pacific were 4 percent lower than the first quarter of last year, but bookings and backlog in this region increased.

Industrial sales increased by 14 percent. Translated at consistent exchange rates, sales increased by 17 percent. Demand for this segment’s products remained strong in all major product categories.

Contractor sales increased by 10 percent, with contributions from new product introductions and strong growth in the professional paint stores channel.

Lubrication sales increased by 16 percent, with good demand for its key products, including PBL products, acquired in late 2005.

Gross Profit

Gross profit as a percentage of sales was 53.7 percent compared to 50.2 percent for the first quarter last year. Nearly 2 percentage points of the increase was due to the recognition of higher costs assigned to inventories of acquired operations in 2005. Favorable factory productivity, spending and volume in 2006, along with enhanced pricing, contributed to the improvement in gross margin percentage, more than offsetting the adverse impact of currency translation.

Operating Expenses

Total operating expenses increased by $3.9 million, including $1.8 million of share-based compensation expense and a $1 million charitable foundation contribution. Expenses as a percentage of sales decreased to 25.3 percent from 26.1 percent.

Income Taxes

The effective tax rate is 35 percent for 2006, up from 33.5 percent for 2005, due to reduced available tax credits.

Liquidity and Capital Resources

Significant uses of cash in the first quarter of 2006 included $17 million for purchases and retirement of Company common stock and $10 million for payment of dividends. During the first quarter of 2005, significant uses of cash included $103 million for acquisitions of businesses, $9 million of dividends paid and $7 million for purchases and retirement of Company common stock. The Company used cash on hand and a $40 million advance from a line of credit to fund the acquisitions.

The Company had unused lines of credit available at March 31, 2006 totaling $89 million. Cash balances of $27 million at March 31, 2006, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including the costs, estimated at approximately $4 to $6 million, related to the planned move and consolidation of the operations currently located in Lakewood, New Jersey and Villanova, Spain.

Outlook

Results for the first quarter were in line with management’s expectations. While management’s vision is limited due to the short cycle nature of the business, the sales tempo experienced throughout the quarter was good and management continues to expect growth this year.

SAFE HARBOR CAUTIONARY STATEMENT

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, or in press or earnings releases, analyst briefings and conference calls, which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2005 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There are no material changes related to market risk from the disclosures made in the Company’s 2005 Annual Report on Form 10-K.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s Chairman, President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 20, 2004, the Board of Directors authorized the Company to purchase up to a total of 3,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization effectively expired February 17, 2006, upon Board approval authorizing the purchase of up to 7,000,000 shares, expiring on February 29, 2008.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec 31, 2005 - Jan 27, 2006	969	$38.97	--	786,600

Jan 28, 2006 - Feb 24, 2006	143,051	$39.65	142,100	7,000,000

Feb 25, 2006 - Mar 31, 2006	275,970	$42.38	255,100	6,774,900

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 6.   Exhibits

4.1	Credit agreement dated April 1, 2006, between the Company and Wachovia Bank, N.A. (Promissory Note and Offering Basis Loan Agreement)

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of Chairman, President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 26, 2006	By:	/s/David A. Roberts
David A. Roberts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2006	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)