Form 10-Q
period 2006-06-30
GRACO INC
filed 2006-07-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

67,846,000 of the Registrant's Common Stock, $1.00 par value were outstanding as of July 20, 2006.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-13

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	14-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits	19

SIGNATURES

EXHIBITS

PART I

Item 1.	GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net Sales	$218,632	$198,221	$410,848	$369,165

Cost of products sold	101,686	95,929	190,675	181,007

Gross Profit	116,946	102,292	220,173	188,158

Product development	7,538	6,615	14,750	12,859
Selling, marketing and distribution	30,524	28,272	58,466	54,679
General and administrative	15,056	13,061	28,477	25,109

Operating Earnings	63,828	54,344	118,480	95,511

Interest expense	189	508	314	847
Other expense, net	4	198	9	387

Earnings before Income Taxes	63,635	53,638	118,157	94,277

Income taxes	22,300	18,000	41,400	31,600

Net Earnings	$ 41,335	$ 35,638	$ 76,757	$ 62,677

Basic Net Earnings
per Common Share	$ .61	$ .52	$ 1.12	$ .91

Diluted Net Earnings
per Common Share	$ .60	$ .51	$ 1.11	$ .89

Cash Dividends Declared
per Common Share	$ .15	$ .13	$ .29	$ .26

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
	June 30, 2006	Dec. 30, 2005
ASSETS

Current Assets
Cash and cash equivalents	$18,369	$18,664
Accounts receivable, less allowances
of $5,800 and $5,900	138,533	122,854
Inventories	66,991	56,547
Deferred income taxes	16,908	14,038
Other current assets	1,649	1,795

Total current assets	242,450	213,898

Property, Plant and Equipment
Cost	263,904	255,463
Accumulated depreciation	(156,913)	(148,965)

Property, plant and equipment, net	106,991	106,498

Prepaid Pension	30,266	29,616
Goodwill	52,789	52,009
Other Intangible Assets, net	37,242	39,482
Other Assets	3,920	4,127

Total Assets	$473,658	$445,630

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$6,671	$8,321
Trade accounts payable	27,264	24,712
Salaries, wages and commissions	18,535	23,430
Dividends payable	9,860	9,929
Other current liabilities	44,556	45,189

Total current liabilities	106,886	111,581

Retirement Benefits and Deferred Compensation	36,968	35,507

Deferred Income Taxes	10,752	10,858

Shareholders' Equity
Common stock	67,837	68,387
Additional paid-in capital	127,198	110,842
Retained earnings	126,384	112,506
Other, net	(2,367)	(4,051)

Total shareholders' equity	319,052	287,684

Total Liabilities and Shareholders' Equity	$473,658	$445,630

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005
Cash Flows from Operating Activities

Net Earnings	$76,757	$62,677
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	12,093	11,806
Deferred income taxes	(2,850)	(734)
Share-based compensation	4,637	--
Excess tax benefit related to share-based
payment arrangements	(2,400)	--
Change in:
Accounts receivable	(13,780)	(16,747)
Inventories	(10,147)	1,491
Trade accounts payable	2,411	(427)
Salaries, wages and commissions	(5,178)	(5,540)
Retirement benefits and deferred compensation	139	(614)
Other accrued liabilities	2,625	(3,406)
Other	220	1,251

Net cash provided by operating activities	64,527	49,757

Cash Flows from Investing Activities

Property, plant and equipment additions	(9,467)	(9,177)
Proceeds from sale of property, plant and equipment	86	46
Capitalized software additions	(73)	(402)
Acquisitions of businesses, net of cash acquired	--	(102,797)

Net cash used in investing activities	(9,454)	(112,330)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	21,912	69,749
Payments on notes payable and lines of credit	(23,592)	(27,730)
Excess tax benefit related to share-based payment
arrangements	2,400	--
Common stock issued	11,101	8,639
Common stock retired	(45,839)	(25,077)
Cash dividends paid	(19,841)	(17,964)

Net cash provided by (used in) financing activities	(53,859)	7,617

Effect of exchange rate changes on cash	(1,509)	1,513

Net increase (decrease) in cash and cash equivalents	(295)	(53,443)
Cash and cash equivalents
Beginning of year	18,664	60,554

End of period	$18,369	$7,111

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 30, 2006, and the related statements of earnings for the thirteen and twenty-six weeks ended June 30, 2006 and July 1, 2005, and cash flows for the twenty-six weeks ended June 30, 2006 and July 1, 2005 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 30, 2006, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net earnings available to
common shareholders	$41,335	$35,638	$76,757	$62,677

Weighted average shares
outstanding for basic
earnings per share	68,121	68,959	68,275	69,016

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	1,199	1,077	1,159	1,139

Weighted average shares
outstanding for diluted
earnings per share	69,320	70,036	69,434	70,155

Basic earnings per share	$ .61	$ .52	$ 1.12	$ .91
Diluted earnings per share	$ .60	$ .51	$ 1.11	$ .89

Stock options to purchase 619,000 and 383,000 shares are not included in the 2006 and 2005 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.

Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) became effective for the Company at the beginning of 2006. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for pro forma disclosures under SFAS No. 123, and cost related to new awards are recognized in accordance with SFAS No. 123(R). The Company continues to use the Black-Scholes option-pricing model to value option grants. The Company recognized share-based compensation cost of $2.5 million in the second quarter of 2006, which reduced net income by $1.8 million, or $0.03 per weighted common share. For the twenty-six weeks ended June 30, 2006, share-based compensation cost was $4.6 million, which reduced net income by $3.3 million, or $0.05 per weighted common share.

Had share-based compensation cost for the Employee Stock Purchase Plan and stock options granted under various stock incentive plans been recognized prior to 2006, the Company’s net earnings and earnings per share for the thirteen and twenty-six weeks ended July 1, 2005 would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks	Twenty-six Weeks
	Ended July 1, 2005	Ended July 1, 2005
Net earnings
As reported	$35,638	$62,677
Stock-based compensation, net of
related tax effects	1,246	2,304

Pro forma	$34,392	$60,373

Net earnings per common share
Basic as reported	$ .52	$ .91
Basic pro forma	.50	.87
Diluted as reported	.51	.89
Diluted pro forma	.49	.86

The Company has various stock incentive plans under which it grants stock options and restricted share awards to officers and other employees. The option exercise price is the market price on the date of grant. Options become exercisable at such time, generally over three or four years, and in such installments as set by the Company, and expire ten years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005
Expected life in years	6.3	6.3
Interest rate	4.6%	4.2%
Volatility	27.8%	18.7%
Dividend yield	1.4%	1.4%
Weighted average fair value per share of options granted	$12.97	$8.24

Expected life is estimated based on vesting terms and exercise and termination history. Interest rate is based on the U.S Treasury rate on zero-coupon issues with a remaining term equal to the expected life of the option. For 2006, expected volatility is based on historical volatility over a period commensurate with the expected life of options. Prior to 2006, volatility was based on historical volatility over a three-year period.

A summary of option activity for the twenty-six weeks ended June 30, 2006 is shown below (in thousands, except per share and year amounts):

	Option Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 30, 2005	3,615	$20.85
Granted	702	41.11
Exercised	(281)	14.90
Canceled	(20)	33.69

Outstanding, June 30, 2006	4,016	$24.75	6.7	$85,388

Exercisable, June 30, 2006	2,299	$16.81	5.3	$67,074

The aggregate intrinsic value of options exercised in the first six months of the year was $7.8 million in 2006 and $4.1 million in 2005. As of June 30, 2006, there was $11.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.5 years.

Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 204,478 shares under this Plan in 2006 and 245,303 shares in 2005. The fair value of the employees’ purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005
Expected life in years	1.0	1.0
Interest rate	4.6%	4.4%
Volatility	24.0%	18.9%
Dividend yield	1.4%	1.4%
Weighted average fair value per share of options granted	$10.18	$8.26

Individual nonemployee directors of the Company may elect to receive all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. The Company issued 5,690 shares under this arrangement in the first six months of 2006 and 5,483 shares under this arrangement in the comparable period of 2005. The expense related to this arrangement is not significant.

Shares authorized for issuance under the various stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of June 30, 2006
Employee Stock Incentive Plan	3,375	1,295
Stock Incentive Plan (2006)	7,375	4,599
Employee Stock Purchase Plan	19,744	550

Total	30,494	6,444

Amounts available for future issuance exclude outstanding options. Options outstanding as of June 30, 2006, include options granted under two plans that were replaced by the Stock Incentive Plan in 2001. No shares are available for future grants under those two plans. Shares authorized under the Stock Incentive Plan (2006) include an increase of 4 million shares approved by shareholders at the annual meeting of shareholders in April 2006. At the same meeting, shareholders approved the 2006 Employee Stock Purchase Plan, which authorizes 2 million shares of common stock. The new plan will become effective in March 2007, at which time any shares remaining authorized and unissued by the old plan will be cancelled.

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Pension Benefits
Service cost	$1,634	$1,104	$3,074	$2,355
Interest cost	2,609	2,482	5,217	4,971
Expected return on assets	(4,175)	(3,950)	(8,350)	(7,900)
Amortization and other	100	68	292	225

Net periodic benefit cost (credit)	$168	$(296)	$233	$(349)

Postretirement Medical
Service cost	$250	$225	$500	$450
Interest cost	420	410	840	820
Amortization of net loss	79	115	265	230

Net periodic benefit cost	$749	$750	$1,605	$1,500

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net Income	$41,335	$35,638	$76,757	$62,677
Foreign currency translation
adjustments	1,225	(1,657)	1,740	(1,774)
Minimum pension liability
adjustment, net of tax	(37)	17	(56)	31

Comprehensive income	$42,523	$33,998	$78,441	$60,934

6.

The Company has three reportable segments; Industrial, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 30, 2006 and July 1, 2005 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net Sales
Industrial	$104,555	$93,775	$204,715	$181,644
Contractor	96,507	89,567	170,859	157,347
Lubrication	17,570	14,879	35,274	30,174

Consolidated	$218,632	$198,221	$410,848	$369,165

Operating Earnings
Industrial	$32,479	$24,700	$64,562	$46,664
Contractor	29,521	25,754	50,563	40,840
Lubrication	4,466	4,047	9,221	8,246
Unallocated corporate	(2,638)	(157)	(5,866)	(239)

Consolidated	$63,828	$54,344	$118,480	$95,511

7.	Major components of inventories were as follows (in thousands):

	June 30, 2006	Dec. 30, 2005
Finished products and components	$46,107	$40,444
Products and components in various stages
of completion	22,064	21,788
Raw materials and purchased components	26,775	22,690

	94,946	84,922
Reduction to LIFO Cost	(27,955)	(28,375)

Total	$66,991	$56,547

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
June 30, 2006
Customer relationships and
distribution network	4 - 8	$22,402	$(5,469)	$(155)	$16,778
Patents, proprietary technology
and product documentation	5 - 15	12,143	(2,810)	(63)	9,270
Trademarks, trade names and
other	3 - 10	1,624	(938)	--	686
		36,169	(9,217)	(218)	26,734
Not Subject to Amortization:
Brand names		10,550	--	(42)	10,508
Total		$46,719	$(9,217)	$(260)	$37,242

December 30, 2005
Customer relationships and
distribution network	4 - 8	$22,965	$(4,419)	$(427)	$18,119
Patents, proprietary technology
and product documentation	3 - 15	12,266	(2,065)	(174)	10,027
Trademarks, trade names and
other	3 - 10	1,774	(837)	--	937
		37,005	(7,321)	(601)	29,083
Not Subject to Amortization:
Brand names		10,550	--	(151)	10,399
Total		$47,555	$(7,321)	$(752)	$39,482

Amortization of intangibles was $1.3 million in the second quarter of 2006 and $2.6 million year-to-date. Estimated annual amortization expense is as follows: $5.2 million in 2006, $5.2 million in 2007, $4.6 million in 2008, $4.0 million in 2009, $ 3.6 million in 2010 and $6.7 million thereafter.

9.	Components of other current liabilities were (in thousands):

	June 30, 2006	Dec. 30, 2005
Accrued insurance liabilities	$8,042	$7,848
Accrued warranty and service liabilities	6,841	7,649
Accrued trade promotions	6,056	6,584
Payable for employee stock purchases	2,727	5,710
Income taxes payable	7,367	4,075
Other	13,523	13,323

	$44,556	$45,189

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended June 30, 2006	Year Ended Dec 30, 2005
Balance, beginning of year	$7,649	$9,409
Charged to expense	2,055	6,045
Margin on parts sales reversed	749	1,201
Reductions for claims settled	(3,612)	(9,006)

Balance, end of period	$6,841	$7,649

10.

In April 2006, the Company announced that it would close its plant and office facilities in Lakewood, New Jersey. The Company intends to move the Lakewood operation to North Canton, Ohio, where it currently has a manufacturing facility. As part of this consolidation, the Company will build a 60,000 square foot expansion of the North Canton facility. The Company is also moving its spray foam production from Vilanova, Spain to Minneapolis, Minnesota. In the second quarter of 2006, the Company incurred approximately $1.5 million of the estimated $4 to $6 million of costs and expenses for actions related to these plans.

11.

In July 2006, the Company purchased the stock of Lubriquip, Inc. for approximately $32 million cash. The purchase price will be allocated based on a valuation of assets acquired and liabilities assumed.

Lubriquip, with sales of approximately $30 million in 2005, is a manufacturer of centralized and automated oil and grease lubrication systems, force-feed lubricators, metering devices and related electronic controls and accessories. The products, brands, distribution channels and engineering capabilities of Lubriquip will expand and complement the Company’s Lubrication Equipment business.

Lubriquip has manufacturing facilities in Warrensville Heights, Ohio and Madison, Wisconsin. The Company plans to close both facilities in 2007 and combine those operations with the Company’s existing lubrication businesses in a new facility in Minnesota.

12.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 is effective for the Company beginning in 2007 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not yet determined the impact, if any, the adoption of FIN 48 will have on its financial condition or results of operations.

Item 2.	GRACO INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Increases in sales and improved gross profit margin rate resulted in higher net earnings in both the second quarter and year-to-date. As a percentage of sales, net earnings for the second quarter improved to 18.9 percent compared to 18.0 percent last year. Year-to-date net earnings as a percentage of sales improved to 18.7 percent compared to 17.0 percent last year. Operating expenses for the quarter and year-to-date increased at about the same rate as sales. Expenses in 2006 include share-based compensation and contributions to the Company’s charitable foundation. There were no comparable expenses included in first-half 2005 results. Those two items account for more than half of the $9 million increase in year-to-date operating expenses. Currency translation did not have a significant impact on 2006 sales and net earnings.

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
By Segment
Industrial	$104,555	$ 93,775	$204,715	$181,644
Contractor	96,507	89,567	170,859	157,347
Lubrication	17,570	14,879	35,274	30,174

Consolidated	$218,632	$198,221	$410,848	$369,165

By Geographic Area
Americas[1]	$144,371	$132,571	$276,583	$246,590
Europe[2]	45,355	40,317	84,901	76,026
Asia Pacific	28,906	25,333	49,364	46,549

Consolidated	$218,632	$198,221	$410,848	$369,165

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Sales for the quarter and year-to-date increased compared to last year in all reportable segments and regions. Asia Pacific growth compared to last year was 14 percent for the quarter and 6 percent year-to-date. Year-to-date sales in the Americas and Europe showed double-digit percentage growth.

Industrial segment sales increased 11 percent for the quarter and 13 percent year-to-date, with strong increases in the Americas and Europe. In the Americas, there were strong gains in the process and protective coatings product categories. Europe had increases in all major product categories and regions.

Contractor segment sales increased 8 percent for the quarter and 9 percent year-to-date. In the Americas, sales are up 5 percent for the quarter and 7 percent year-to-date, with successful new product introductions and growth in both the professional paint stores and home center channels. In Europe, sales increased 12 percent for both the quarter and year-to-date. In Asia Pacific, sales increased 42 percent for the quarter and 30 percent year-to-date, with strong increases from China and Southeast Asia.

Lubrication segment sales increased 18 percent for the quarter and 17 percent year-to-date. All major lubrication products, including the electric fuel and oil pump products acquired late in 2005, contributed to the growth.

Gross Profit

Gross profit as a percentage of sales was 53.5 percent for the second quarter and 53.6 percent year-to-date, compared to 51.6 percent and 51.0 percent, respectively, last year. More than half of the increase was due to the recognition of higher costs assigned to inventories of acquired operations in 2005. Favorable factory productivity and volume in 2006 contributed to the improvement in gross margin percentage.

Operating Expenses

Compared to last year, operating expenses increased by $5.2 million for the quarter and $9.0 million year-to date. Share-based compensation included in 2006 operating expenses was $2.1 million for the quarter and $3.8 million year-to-date. Charitable foundation contributions were $0.3 million for the quarter and $1.3 million year-to-date. Expenses as a percentage of sales were 24.3 percent for the quarter and 24.8 percent year-to-date, compared to 24.2 percent and 25.1 percent, respectively, last year.

Income Taxes

The effective tax rate is 35 percent for 2006, up from 33.5 percent for 2005, due to reduced available tax credits.

Liquidity and Capital Resources

Significant uses of cash in the first half of 2006 included $46 million for purchases and retirement of Company common stock and $20 million for payment of dividends. During the first half of 2005, significant uses of cash included $103 million for acquisitions of businesses, $18 million of dividends paid and $25 million for purchases and retirement of Company common stock. The Company used cash on hand and a $40 million advance from a line of credit to fund the 2005 acquisitions.

The Company had unused lines of credit available at June 30, 2006 totaling $88 million. Cash balances of $18 million at June 30, 2006, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including the following:

•	Acquisition of Lubriquip in July for approximately $32 million.
•	Purchase and improvement of a new manufacturing / warehouse / office facility for the Lubrication segment, estimated at approximately $14 million.
•	Costs related to the planned move of Lubriquip operations to Minnesota and consolidation of all Lubrication operations into the new facility.
•	Remaining costs related to the move and consolidation of the operations currently located in Lakewood, New Jersey and Vilanova, Spain, estimated at approximately $2 to $4 million.

Outlook

Results for the first half were in line with management’s expectations. While the short cycle nature of the business provides a limited view of future product demand, management remains confident that sales and earnings will be higher in 2006.

SAFE HARBOR CAUTIONARY STATEMENT

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, or in press or earnings releases, analyst briefings and conference calls, which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements. The Company undertakes no obligation to update these statements in light of new information or future events.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2005 (and most recent Form 10-Q, if applicable) for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Apr 1, 2006 - Apr 28, 2006	58,500	$46.60	58,500	6,686,400

Apr 29, 2006 - May 26, 2006	488,000	$45.84	488,000	6,198,400

May 27, 2006 - Jun 30, 2006	75,500	$44.25	75,500	6,122,900

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 21, 2006, four directors were elected to the Board of Directors with the following votes:

	For	Withheld
Robert G. Bohn	60,942,044	363,551
William G. Carroll	60,920,028	385,567
Jack W. Eugster	60,899,917	405,678
R. William Van Sant	60,939,051	366,544

At the same meeting, the following proposals were voted upon and approved, with the votes on each proposal as indicated below:

Ratification of Appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm:

For	Against	Abstentions	Broker Non-Vote
60,189,928	1,051,585	64,082	--

Approval of the Amended and Restated Graco Inc. Stock Incentive Plan (2006):

For	Against	Abstentions	Broker Non-Vote
45,653,250	8,054,905	1,129,331	6,468,109

Approval of the Graco Inc. 2006 Employee Stock Purchase Plan:

For	Against	Abstentions	Broker Non-Vote
52,459,065	1,254,911	1,123,510	6,468,109

Item 6.	Exhibits

10.1	Graco Inc. Amended and Restated Stock Incentive Plan (2006) (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 14, 2006)

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of Chairman, President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 26, 2006	By:	/s/David A. Roberts
David A. Roberts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2006	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)