Form 10-Q
period 2006-09-29
GRACO INC
filed 2006-10-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 29, 2006

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

67,243,000 of the Registrant's Common Stock, $1.00 par value were outstanding as of October 19, 2006.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-14

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	15-17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 6.	Exhibits	20

SIGNATURES

EXHIBITS

PART I

Item 1.	GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005

Net Sales	$202,199	$176,934	$613,047	$546,099

Cost of products sold	95,588	82,212	286,263	263,219

Gross Profit	106,611	94,722	326,784	282,880

Product development	7,487	7,031	22,237	19,890
Selling, marketing and distribution	29,081	27,581	87,547	82,260
General and administrative	15,039	13,148	43,516	38,257

Operating Earnings	55,004	46,962	173,484	142,473

Interest expense	342	343	656	1,190
Other expense, net	170	121	179	508

Earnings before Income Taxes	54,492	46,498	172,649	140,775

Income taxes	17,100	15,600	58,500	47,200

Net Earnings	$ 37,392	$ 30,898	$114,149	$ 93,575

Basic Net Earnings
per Common Share	$ .55	$ .45	$ 1.68	$ 1.36

Diluted Net Earnings
per Common Share	$ .54	$ .44	$ 1.65	$ 1.34

Cash Dividends Declared
per Common Share	$ .15	$ .13	$ .44	$ .39

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
	Sep 29, 2006	Dec 30, 2005
ASSETS

Current Assets
Cash and cash equivalents	$9,192	$18,664
Accounts receivable, less allowances of
$6,200 and $5,900	132,871	122,854
Inventories	75,060	56,547
Deferred income taxes	18,685	14,038
Other current assets	1,533	1,795

Total current assets	237,341	213,898

Property, Plant and Equipment
Cost	278,842	255,463
Accumulated depreciation	(160,793)	(148,965)

Property, plant and equipment, net	118,049	106,498

Prepaid Pension	30,950	29,616
Goodwill	66,244	52,009
Other Intangible Assets, net	52,159	39,482
Other Assets	3,810	4,127

Total Assets	$508,553	$445,630

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$22,284	$8,321
Trade accounts payable	28,717	24,712
Salaries, wages and commissions	22,808	23,430
Dividends payable	9,744	9,929
Other current liabilities	47,557	45,189

Total current liabilities	131,110	111,581

Retirement Benefits and Deferred Compensation	37,356	35,507

Deferred Income Taxes	14,837	10,858

Shareholders' Equity
Common stock	67,236	68,387
Additional paid-in capital	128,581	110,842
Retained earnings	131,767	112,506
Other, net	(2,334)	(4,051)

Total shareholders' equity	325,250	287,684

Total Liabilities and Shareholders' Equity	$508,553	$445,630

See notes to consolidated financial statements.
GRACO INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005
Cash Flows from Operating Activities

Net Earnings	$114,149	$93,575
Adjustments to reconcile net earnings to net
cash provided by operating activities
Depreciation and amortization	19,031	17,603
Deferred income taxes	(5,975)	(95)
Share-based compensation	6,508	--
Excess tax benefit related to share-based
payment arrangements	(2,500)	--
Change in:
Accounts receivable	(3,965)	(3,762)
Inventories	(14,487)	1,783
Trade accounts payable	2,383	(1,385)
Salaries, wages and commissions	(1,484)	(1,187)
Retirement benefits and deferred compensation	299	(788)
Other accrued liabilities	2,328	1,898
Other	702	2,560

Net cash provided by operating activities	116,989	110,202

Cash Flows from Investing Activities

Property, plant and equipment additions	(22,117)	(12,027)
Proceeds from sale of property, plant and equipment	101	136
Capitalized software additions	(200)	(785)
Acquisitions of businesses, net of cash acquired	(31,067)	(102,797)

Net cash used in investing activities	(53,283)	(115,473)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	42,834	75,346
Payments on notes payable and lines of credit	(29,320)	(64,989)
Excess tax benefit related to share-based payment
arrangements	2,500	--
Common stock issued	11,540	9,573
Common stock retired	(69,754)	(35,238)
Cash dividends paid	(29,679)	(26,894)

Net cash provided by (used in) financing activities	(71,879)	(42,202)

Effect of exchange rate changes on cash	(1,299)	1,197

Net increase (decrease) in cash and cash equivalents	(9,472)	(46,276)

Cash and cash equivalents

Beginning of year	18,664	60,554

End of period	$9,192	$14,278

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 29, 2006, and the related statements of earnings for the thirteen and thirty-nine weeks ended September 29, 2006 and September 30, 2005, and cash flows for the thirty-nine weeks ended September 29, 2006 and September 30, 2005 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 29, 2006, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005
Net earnings available to
common shareholders	$37,392	$30,898	$114,149	$93,575

Weighted average shares
outstanding for basic
earnings per share	67,576	68,612	68,042	68,881

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	1,135	1,095	1,151	1,125

Weighted average shares
outstanding for diluted
earnings per share	68,711	69,707	69,193	70,006

Basic earnings per share	$ .55	$ .45	$ 1.68	$ 1.36
Diluted earnings per share	$ .54	$ .44	$ 1.65	$ 1.34

Stock options to purchase 1,030,000 and 370,000 shares are not included in the 2006 and 2005 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.

Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” became effective for the Company at the beginning of 2006. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for pro forma disclosures under SFAS No. 123, and cost related to new awards are recognized in accordance with SFAS No. 123(R). The Company continues to use the Black-Scholes option-pricing model to value option grants. The Company recognized share-based compensation cost of $1.9 million in the third quarter of 2006, which reduced net income by $1.4 million, or $0.02 per weighted common share. For the thirty-nine weeks ended September 29, 2006, share-based compensation cost was $6.5 million, which reduced net income by $4.7 million, or $0.07 per weighted common share.

Had share-based compensation cost for the Employee Stock Purchase Plan and stock options granted under various stock incentive plans been recognized prior to 2006, the Company’s net earnings and earnings per share for the thirteen and thirty-nine weeks ended September 30, 2005 would have been reduced as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended Sep 30, 2005	Thirty-nine Weeks Ended Sep 30, 2005
Net earnings
As reported	$30,898	$93,575
Stock-based compensation, net of
related tax effects	1,279	3,583

Pro forma	$29,619	$89,992

Net earnings per common share
Basic as reported	$ .45	$ 1.36
Basic pro forma	.43	1.31
Diluted as reported	.44	1.34
Diluted pro forma	.42	1.29

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005
Expected life in years	6.3	6.3
Interest rate	4.6%	4.2%
Volatility	27.8%	18.7%
Dividend yield	1.4%	1.4%
Weighted average fair value per share of options granted	$12.97	$8.24

Expected life is estimated based on vesting terms and exercise and termination history. Interest rate is based on the U.S. Treasury rate on zero-coupon issues with a remaining term equal to the expected life of the option. For 2006, expected volatility is based on historical volatility over a period commensurate with the expected life of options. Prior to 2006, volatility was based on historical volatility over a three-year period.

A summary of option activity for the thirty-nine weeks ended September 29, 2006 is shown below (in thousands, except per share and year amounts):

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 30, 2005	3,615	$20.85
Granted	703	41.11
Exercised	(299)	15.10
Canceled	(27)	33.17

Outstanding, September 29, 2006	3,992	24.76	6.5	$58,506

Exercisable, September 29, 2006	2,291	$16.89	5.0	$50,836

The aggregate intrinsic value of options exercised in the first nine months of the year was $8.2 million in 2006 and $6.3 million in 2005. As of September 29, 2006, there was $9.9 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.3 years.

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

	Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005
Expected life in years	1.0	1.0
Interest rate	4.6%	4.4%
Volatility	24.0%	18.9%
Dividend yield	1.4%	1.4%
Weighted average fair value per share	$10.18	$8.26

Individual nonemployee directors of the Company may elect to receive all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. The Company issued 8,502 shares under this arrangement in the first nine months of 2006 and 9,084 shares under this arrangement in the comparable period of 2005. The expense related to this arrangement is not significant.

Shares authorized for issuance under the various stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of Sep 29, 2006
Employee Stock Incentive Plan	3,375	1,300
Stock Incentive Plan (2006)	7,375	4,598
Employee Stock Purchase Plan	19,744	550

Total	30,494	6,448

Amounts available for future issuance exclude outstanding options. Options outstanding as of September 29, 2006, include options granted under two plans that were replaced by the Stock Incentive Plan in 2001. No shares are available for future grants under those two plans. Shares authorized under the Stock Incentive Plan (2006) include an increase of 4 million shares approved by shareholders at the annual meeting of shareholders in April 2006. At the same meeting, shareholders approved the 2006 Employee Stock Purchase Plan, which authorizes 2 million shares of common stock. The new plan will become effective in March 2007, at which time any shares remaining authorized and unissued by the old plan will be cancelled.

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005
Pension Benefits
Service cost	$998	$1,154	$4,072	$3,509
Interest cost	2,597	2,482	7,815	7,453
Expected return on assets	(3,923)	(3,762)	(12,273)	(11,662)
Amortization and other	524	250	815	475

Net periodic benefit cost (credit)	$196	$124	$429	$(225)

Postretirement Medical
Service cost	$195	$181	$695	$631
Interest cost	351	395	1,191	1,215
Amortization of net loss	151	164	416	394

Net periodic benefit cost	$697	$740	$2,302	$2,240

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005
Net Income	$37,392	$30,898	$114,149	$93,575
Foreign currency translation
adjustments	30	(107)	1,770	(1,881)
Minimum pension liability
adjustment, net of tax	3	1	(53)	32

Comprehensive income	$37,425	$30,792	$115,866	$91,726

6.

The Company has three reportable segments; Industrial, Contractor and Lubrication. The Company does not identify assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 29, 2006 and September 30, 2005 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005
Net Sales
Industrial	$101,149	$88,052	$305,864	$269,696
Contractor	78,659	75,318	249,518	232,665
Lubrication	22,391	13,564	57,665	43,738

Consolidated	$202,199	$176,934	$613,047	$546,099

Operating Earnings
Industrial	$31,233	$23,618	$95,795	$70,282
Contractor	21,199	19,370	71,762	60,215
Lubrication	4,747	3,278	13,968	11,524
Unallocated Corporate	(2,175)	696	(8,041)	457

Consolidated	$55,004	$46,962	$173,484	$142,473

7.	Major components of inventories were as follows (in thousands):

	Sep 29, 2006	Dec 30, 2005

Finished products and components	$49,221	$40,444
Products and components in various stages
of completion	23,680	21,788
Raw materials and purchased components	30,655	22,690
	103,556	84,922
Reduction to LIFO cost	(28,496)	(28,375)
Total	$75,060	$56,547

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
September 29, 2006
Customer relationships and
distribution network	4 - 8	$27,702	$(6,481)	$(144)	$21,077
Patents, proprietary technology
and product documentation	5 - 15	20,643	(3,546)	(58)	17,039
Trademarks, trade names and
other	3 - 10	5,114	(1,289)	(42)	3,783
		53,459	(11,316)	(244)	41,899
Not Subject to Amortization:
Brand names		10,260	--	--	10,260
Total		$63,719	$(11,316)	$(244)	$52,159

December 30, 2005
Customer relationships and
distribution network	4 - 8	$22,965	$(4,419)	$(427)	$18,119
Patents, proprietary technology
and product documentation	3 - 15	12,266	(2,065)	(174)	10,027
Trademarks, trade names and
other	3 - 10	1,774	(837)	--	937
		37,005	(7,321)	(601)	29,083
Not Subject to Amortization:
Brand names		10,550	--	(151)	10,399
Total		$47,555	$(7,321)	$(752)	$39,482

In the third quarter of 2006, the useful life of certain brand names was determined to be no longer indefinite. The original cost of such brand names, totaling $3.5 million, is being amortized over a three-year period beginning July 1, 2006. Amortization of intangibles was $2.1 million in the third quarter of 2006 and $4.7 million year-to-date. Estimated annual amortization expense is as follows: $6.8 million in 2006, $8.1 million in 2007, $7.6 million in 2008, $6.8 million in 2009, $ 5.7 million in 2010 and $11.6 million thereafter.

9.	Components of other current liabilities were (in thousands):

	Sep 29, 2006	Dec 30, 2005
Accrued insurance liabilities	$ 8,788	$ 7,848
Accrued warranty and service liabilities	6,601	7,649
Accrued trade promotions	6,846	6,584
Payable for employee stock purchases	4,347	5,710
Income taxes payable	5,425	4,075
Other	15,550	13,323
	$47,557	$45,189

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sep 29, 2006	Year Ended Dec 30, 2005

Balance, beginning of year	$7,649	$9,409
Charged to expense	2,978	6,045
Margin on parts sales reversed	1,343	1,201
Reductions for claims settled	(5,369)	(9,006)

Balance, end of period	$6,601	$7,649

10.

In April 2006, the Company announced that it would close its plant and office facilities in Lakewood, New Jersey. The Company intends to move the Lakewood operation to North Canton, Ohio, where it currently has a manufacturing facility. As part of this consolidation, the Company is building a 60,000 square foot expansion of the North Canton facility. The Company is also moving its spray foam production from Vilanova, Spain to Minneapolis, Minnesota. The Company has incurred approximately $2 million of the estimated $4 to $5 million of costs and expenses for actions related to these plans, including approximately $1 million in the third quarter.

11.

In July 2006, the Company purchased the stock of Lubriquip, Inc. for approximately $31 million cash. Lubriquip, with sales of approximately $30 million in 2005, is a manufacturer of centralized and automated oil and grease lubrication systems, force-feed lubricators, metering devices and related electronic controls and accessories. The products, brands, distribution channels and engineering capabilities of Lubriquip will expand and complement the Company’s Lubrication Equipment business.

Lubriquip has manufacturing facilities in Warrensville Heights, Ohio and Madison, Wisconsin. The Company plans to close both facilities in 2007 and combine those operations with the Company’s existing lubrication businesses in a new facility in Minnesota.

The purchase price has not been finalized and is subject to final determination of acquired asset and liability balances. The preliminary purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$2,400
Inventories	3,700
Property, plant and equipment	3,000
Prepaid pension	400
Identifiable intangible assets	17,000
Goodwill	13,500

Total purchase price	40,000
Liabilities assumed	(8,900)

Net assets acquired	$31,100

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Product documentation (8 years)	$ 8,500
Customer relationships (7 years)	3,700
Proprietary technology (5 years)	1,600
Total (7 years)	13,800
Brand names (indefinite useful life)	3,200
Total identifiable intangible assets	$17,000

None of the goodwill or identifiable intangible assets is expected to be deductible for tax purposes.

12.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 is effective for the Company beginning in 2007 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not yet determined the impact, if any, the adoption of FIN 48 will have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. SFAS No. 158 is effective for the Company for year-end 2006 financial statements. The Company is in the process of evaluating the impact of SFAS No. 158 on its consolidated financial statements. The Company estimates that if the provisions of SFAS No. 158 had been effective for year-end 2005, they would have decreased shareholders’ equity by approximately $32 million.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2008. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

Item 2.	GRACO INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For both the quarter and year-to-date, sales increased at a higher rate than total cost of products sold and operating expenses, resulting in increases in net earnings. As a percentage of sales, net earnings for the third quarter improved to 18.5 percent compared to 17.5 percent last year. Year-to-date net earnings as a percentage of sales improved to 18.6 percent compared to 17.1 percent last year.

Lubriquip, acquired in July 2006, contributed $6 million of sales and no net earnings after incurring non-cash charges of $1.2 million. Expenses in 2006 include share-based compensation and contributions to the Company’s charitable foundation. There were no comparable expenses included in the first nine months of 2005. Those two items plus Lubriquip expenses account for more than two-thirds of the $13 million increase in year-to-date operating expenses. Currency translation did not have a significant impact on 2006 sales and net earnings.

Net Sales

Sales by segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005
By Segment
Industrial	$101,149	$ 88,052	$305,864	$269,696
Contractor	78,659	75,318	249,518	232,665
Lubrication	22,391	13,564	57,665	43,738
Consolidated	$202,199	$176,934	$613,047	$546,099

By Geographic Area
Americas[1]	$133,339	$117,598	$409,923	$364,188
Europe[2]	43,334	36,390	128,234	112,416
Asia Pacific	25,526	22,946	74,890	69,495
Consolidated	$202,199	$176,934	$613,047	$546,099

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Sales for the quarter and year-to-date increased compared to last year in all reportable segments and regions. Sales for the quarter showed double-digit percentage growth in all regions.

Industrial segment sales increased 15 percent for the quarter and 13 percent year-to-date, with strong increases in the Americas and Europe. In the Americas, there were gains in all major product categories. Europe had increases in most major product categories and regions.

Contractor segment sales increased 4 percent for the quarter and 7 percent year-to-date. Growth for the quarter came from Europe (up 25 percent) and Asia Pacific (up 20 percent). There is strong demand for airless spray products in those regions. In the Americas, sales are flat for the quarter and up 4 percent year-to-date.

Lubrication segment sales increased 65 percent for the quarter and 32 percent year-to-date. Lubriquip contributed 44 percentage points of growth to the quarter and 14 percentage points of growth year-to-date. All major lubrication products, including the electric fuel and oil pump products acquired late in 2005, contributed to the growth.

Gross Profit

Gross profit as a percentage of sales was 52.7 percent for the third quarter and 53.3 percent year-to-date, compared to 53.5 percent and 51.8 percent, respectively, last year. The decrease in the margin rate for the quarter was due to the impact of the Lubriquip acquisition, provisions for excess and discontinued inventory, and costs related to closing Gusmer facilities. More than half of the increase in the year-to-date margin rate was due to the recognition of higher costs assigned to inventories of acquired operations in 2005. Favorable factory productivity and volume in 2006 contributed to the improvement in year-to-date gross margin percentage.

Operating Expenses

Compared to last year, operating expenses increased by $3.8 million for the quarter and $12.9 million year-to date. Lubriquip operating expenses totaled $1.8 million for the quarter and year-to-date. Share-based compensation included in 2006 operating expenses was $1.5 million for the quarter and $5.3 million year-to-date. Charitable foundation contributions were $0.3 million for the quarter and $1.6 million year-to-date. Expenses as a percentage of sales were 25.5 percent for the quarter and 25.0 percent year-to-date, compared to 27.0 percent and 25.7 percent, respectively, last year.

Income Taxes

The effective tax rate was 31.4 percent for the third quarter and 33.9 percent year-to-date, compared to 33.5 percent for both quarter and year-to-date last year. The lower effective tax rate in the third quarter resulted from the effects of expiring statutes of limitation, the resolution of prior years’ income tax audits, and the higher than expected benefits from the extra-territorial income exclusion and domestic production activity deduction. The larger benefit of the domestic production activity deduction is expected to reduce future effective tax rates by approximately 50 basis points.

Liquidity and Capital Resources

Significant uses of cash in the first nine months of 2006 included $70 million for purchases and retirement of Company common stock, $31 million for the acquisition of Lubriquip, $30 million for payment of dividends and $6 million for the acquisition of a new facility in Anoka, Minnesota for the Lubrication segment.

During the first nine months of 2005, significant uses of cash included $103 million for acquisitions of businesses, $27 million of dividends paid and $35 million for purchases and retirement of Company common stock. The Company used cash on hand and a $40 million advance from a line of credit to fund the 2005 acquisitions.

The Company had unused lines of credit available at September 29, 2006 totaling $128 million, including a one-year, $30 million uncommitted line established in July 2006. Cash balances of $9 million at September 29, 2006, internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs, including the following:

•	Improvement of the new manufacturing / warehouse / office facility for the Lubrication segment, estimated at approximately $8 million.
•	Costs related to the planned move of Lubriquip operations to Minnesota and consolidation of all Lubrication operations into the new facility. A preliminary estimate of such costs is $2 million.
•	Remaining costs related to the move and consolidation of the operations currently located in Lakewood, New Jersey and Vilanova, Spain, expected not to exceed $2 million.

Outlook

Results for the first nine months were in line with management’s expectations. While the short cycle nature of the business provides a limited view of future product demand, management remains confident that sales and earnings will be higher in 2006.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jul 1, 2006 - Jul 28, 2006	45,000	$38.32	45,000	6,077,900

Jul 29, 2006 - Aug 25, 2006	336,600	$38.76	336,600	5,741,300

Aug 26, 2006 - Sep 29, 2006	240,000	$38.10	240,000	5,501,300

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

4.1	Credit Agreement dated July 10, 2006, between the Company and U.S. Bank, N.A.

10.1	Restoration Plan (2005 Statement)

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of Chairman, President and Chief Executive Officer, and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 25, 2006	By:	/s/David A. Roberts
David A. Roberts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2006	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)