Form 10-K
period 2006-12-29
GRACO INC
filed 2007-02-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2006, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 001-09249

Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes         No   X

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
Yes      No   X

The aggregate market value of approximately 67,018,000 shares held by non-affiliates of the registrant was approximately $3.1 billion on June 30, 2006.

As of February 16, 2007, 66,647,827 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2007, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

ITEM 1 – BUSINESS

Our Company was originally incorporated in the state of South Dakota in 1926 as Gray Company, Inc. and in the state of Minnesota in 1947. It began business as a Minneapolis, Minnesota-based manufacturer of grease guns and lubricating pumps primarily for servicing vehicles. Our Company changed its name to Graco Inc. and first offered its common stock to the public in 1969. Today we provide fluid handling solutions to organizations involved in manufacturing, processing, construction and maintenance throughout the world.

Graco Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, or our Company) sells a full line of products in each of the following geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa), and Asia Pacific. Sales in the Americas represent approximately 70 percent of our Company’s total sales; sales in Europe approximately 20 percent; and sales in Asia Pacific approximately 10 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic areas. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic markets. Subsidiaries located in Belgium, the People’s Republic of China, Japan, and Korea distribute our Company’s products in their local geographies.

For more information about our Company, our products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (SEC).

Business Segments

Our Company classifies its business into three reportable sales/engineering/marketing segments, each with a world-wide focus: Industrial, Contractor and Lubrication. Manufacturing for all three segments is centrally managed. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.

The equipment developed and distributed by our Company’s segments is broadly described as fluid handling equipment. It is used to spray, dispense, measure and move a wide variety of fluids and semi-solids in a wide variety of applications in manufacturing, processing, construction and maintenance industries. Our Company’s products make customers more productive by enabling them to reduce their use of labor and material.

The development of technologically superior, multiple-featured, reliable products is a key strategy of our Company. Our Company strives to generate approximately 30 percent of its annual sales from products introduced in the prior three years. In 2006, we generated 21 percent of our sales from new products. In 2005 and 2004, the percentage of sales represented by new products was 29 and 28 percent, respectively. Major product development efforts are carried out in facilities located in Minneapolis and Rogers, Minnesota. Some development work on Liquid Control-branded products is carried out in North Canton, Ohio. The product development and engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. Total product development expenditures for all segments were $30 million, $27 million and $22 million in 2006, 2005 and 2004 respectively.

Manufacturing is a key competency of Graco. Our Company invests significant resources in maximizing the quality, responsiveness and cost-effectiveness of its production operations by purchasing state-of-the-art equipment and doing most machining, assembly and testing in-house. Principal products are manufactured in vertically integrated focused factories and product cells. Raw materials and purchased components are sourced from suppliers around the world.

Other primary objectives of our Company include the expansion of distribution, the penetration of new markets and the completion of acquisitions. These subjects are discussed below in the context of each segment’s business operations.

Our Company’s headquarters are located in a 139,000 sq. ft. facility in Minneapolis, Minnesota. In 2006, the facility was also occupied by the management, marketing and product development personnel assigned to the Lubrication and Industrial segments. Information systems, accounting services and purchasing for our Company are housed in a 42,000 sq. ft. office building nearby.

A large percentage of our Company’s facilities are devoted to manufacturing the various products offered for sale by the business segments. Office and warehouse space is often included in such facilities.

Products marketed by the Industrial segment are manufactured in owned facilities in Minneapolis, Minnesota (405,000 sq. ft. manufacturing/warehouse/office), Sioux Falls, South Dakota (149,000 sq. ft. manufacturing/office), North Canton, Ohio (132,000 sq. ft. manufacturing/office), and Wellingborough, U.K. (12,500 sq. ft. manufacturing/office), and leased facilities in Mississauga, Ontario (11,760 sq. ft. assembly/office) and Vilanova, Spain (29,000 sq. ft. manufacturing/warehouse/ office). During 2006, our Company transferred the manufacture of spray guns formerly made by Gusmer in Lakewood, New Jersey, to the Sioux Falls plant. Gusmer and Decker reaction injection molding (RIM) products were manufactured in leased facilities in Lakewood, New Jersey (23,000 sq. ft. office; 59,000 sq. ft. manufacturing/warehouse) through mid-December 2006, when operations were transferred to North Canton, Ohio. The lease for the Lakewood, New Jersey, facilities will terminate in April 2007. A 50,000 sq. ft. addition is being built in North Canton to accommodate the RIM operation and future growth. Our Company will cease manufacturing in the Vilanova, Spain facility in the first half of 2007; products formerly manufactured in this facility will be manufactured in Minneapolis, but warehousing for, and distribution to, Spanish customers will continue. Some Industrial segment products are assembled for the European market in an owned facility located in Maasmechelen, Belgium, site of our Company’s European headquarters (75,000 sq. ft. warehouse/office).

Products marketed by the Contractor segment are manufactured in owned facilities in Rogers, Minnesota (333,000 sq. ft. manufacturing/warehouse/office). Segment management, marketing, engineering, customer service, warehouse, shipping, sales and training are also located at the Rogers facility. The Sioux Falls, South Dakota, plant manufactures spray guns and accessories for the Contractor segment.

During 2006, Lubrication segment products were produced in Minneapolis, Minnesota, in a facility shared with the Industrial segment, in an owned facility in Cleveland, Ohio (88,000 sq. ft. manufacturing/warehouse/office) and a leased facility in Madison, Wisconsin (47,000 sq. ft. manufacturing/warehouse/office). During the fourth quarter some Lubrication products were assembled in the new facility owned by our Company in Suzhou, People’s Republic of China (P.R.C.) (79,000 gross sq. ft. assembly/warehouse/office). Currently the output of the Suzhou plant is shipped to Minneapolis, Minnesota, for subsequent worldwide distribution. The plant is expected to produce products designed specifically for the Asia Pacific market sometime in the future. In August 2006, our Company purchased a 180,000 sq. ft. facility in Anoka, Minnesota, that is being prepared to accept the consolidation of all U.S.-based Lubrication segment activities beginning in the first quarter of 2007. The Lubriquip plants located in Cleveland, Ohio, and Madison, Wisconsin, will be closed during 2007 as operations in Anoka commence. Manufacturing of traditional lubrication equipment and segment management, marketing, engineering, customer service, warehouse, shipping, sales and training will be moving from Minneapolis facilities to Anoka in 2007.

Industrial Segment

The Industrial segment is the largest part of our Company’s businesses and represents approximately 50 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. These divisions were created in 2005 to better manage the businesses acquired with the acquisitions of Liquid Control Corporation and Gusmer Corporation. While both divisions market their products and services to customers who manufacture, assemble, repair and refinish appliances, vehicles, airplanes, electronics, cabinets and furniture and other products, the divisions focus on different fluids applied in these industries.

Most Industrial segment equipment is sold worldwide through general and specialized distributors, integrators and original equipment manufacturers. Distributors promote and sell the equipment, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Sharpe® products are distributed by warehouse distributors and jobbers to auto body repair shops. Original equipment manufacturers incorporate our Company’s Industrial segment products into the systems and assemblies that they supply to customers. RIM and Liquid Control-brand equipment is primarily sold directly to manufacturers.

Industrial Products

The Industrial Products division focuses its development and sales efforts on three main product families: equipment to apply paint and other coatings to motor vehicles, appliances, furniture and other industrial and consumer products; equipment to move and dispense chemicals and liquid and semi-solid foods; and equipment to refinish and repair automobiles.

Finishing equipment is offered to apply paints, varnishes, and other coatings to products such as automobiles and furniture. This equipment includes paint circulating and paint supply pumps, various accessories to filter, transport, agitate and regulate the fluid, spare parts such as spray tips, seals and filter screens, and a variety of applicators that use different methods of atomizing and spraying the paint or other coating depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency and minimize overspray and the escape of volatile compounds (VOCs).

Our Company’s double diaphragm and piston transfer pumps are offered to the chemical, petroleum and food processing industries. FDA-compliant pumps, including 3A1 sanitary pumps for use in dairies, easily dismantled diaphragm pumps, transfer pumps and drum and bin unloaders are used in many processes which require sanitary conditions. These include pharmaceutical, cosmetic, beverage and food processing applications.

In addition to equipment designed to apply an original “finish” to various surfaces, Sharpe spray guns are used in the repair (refinishing) of automobiles. The Razor™ line of spray guns introduced in 2006 permits the painter to use a single gun platform to support all material needs from primer to clear coat.

Applied Fluid Technologies

The Applied Fluid Technologies division directs its engineering, sales and marketing efforts toward three broad product families: equipment to apply high performance coatings and foam (protective coatings); equipment to apply sealants and adhesives; and equipment to create reaction injection molded polyurethane parts.

Our Company offers a full line of plural component proportioning equipment to apply protective coatings to a wide variety of surfaces. The Reactor® line of plural component pumps (air, electric or hydraulically-powered) is used to apply foam and polyurea to insulate walls, coat tanks, pipes, roofs and truck beds, waterproof and apply adhesives and caulks to joists, rims and seams, where accurate temperatures and pressures are required to achieve optimum coating results. These pumps are incorporated into systems with our Company’s heated hose, diaphragm supply pumps and Fusion™ spray guns with accurate mix capability. The Reactor systems are also available installed in trailer rigs for mobility and flexibility at remote job sites.

Our Company offers sealant and adhesive equipment (SAE) pumps, applicators and accessories, to the automotive industry, insulated glass, furniture assembly, window manufacturing, bookbinding and other industrial manufacturers. The Therm-O-Flow® bulk melt system was introduced during 2006 and offers a new generation air motor called the NXT™ with an embedded control structure (provides runaway protection, diagnostics and material usage data), modular air valve, and integrated air controls. The Liquid Control line of equipment meters, mixes and dispenses precision beads of sealants and adhesives and is customized for use in the electronics and automotive industries and in bonding, molding, sealing, doming and gasketing other products.

Our Company acquired the reaction injection molding (RIM) equipment business when it acquired Liquid Control Corporation and Gusmer Corporation in 2005. RIM manufacturing and engineering operations were consolidated in North Canton, Ohio at the end of 2006. Polyurethane RIM systems are used to reduce road noise and vibration in motor vehicles and to produce a wide variety of injection molded parts for automobiles, trucks, consumer products and general industrial use. RIM systems are highly customized and material suppliers and end-user customers play a significant role in the development of RIM systems for specific applications.

Contractor Segment

Generating approximately 40 percent of our Company’s 2006 total sales, the Contractor segment represents our second largest business. This segment markets a complete line of airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals, to professional and semi-professional painters in the construction and maintenance industries. The products are distributed primarily through stores whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. A limited line of sprayers are distributed through the home center channel. In 2006 sales to The Sherwin-Williams Company, a manufacturer and retailer of paint and related products, represented 10 percent of the Company’s consolidated sales.

Contractor equipment includes a wide variety of sprayers, including sprayers that apply lines to roads, parking lots, fields and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Many of these sprayers and their accessories contain one or more advanced technological features such as micro-processor based controls for consistent spray and protective shut-down, a pump that may be removed and re-installed without tools; an easy clean feature; gas/electric convertibility; and an extremely durable pump finish. Continual technological innovation and broad product families with multiple offerings are characteristic of our Company’s Contractor equipment business. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features. As an example, the GH™833 (gas-hydraulic) sprayer was introduced in 2006. This unit, which replaced a number of hydraulically-driven sprayers, can spray abrasive materials with 4000 psi of pressure, is portable and has features previously appearing on several other Contractor product families, such as a pump lower with an extremely durable finish and an easily dismantled pump system and intake valve.

A large percentage of our Contractor sales come from the North American market, although Contractor products are marketed and sold in all major geographic areas. In recent years, the segment has increased its effort to appeal to customers outside of North America by developing products specifically for these markets, like the Mark X™ texture sprayer, a 240 volt, 2.4 gallons per minute electric sprayer used to fill in rough areas on plaster and concrete walls and designed to be sold in Europe and Asia Pacific where less drywall is used.

In Europe and Asia Pacific, where the application of paint by brush and roller is more prevalent than by spraying, local sales personnel have pursued a strategy of end-user conversion, which relies heavily on in-person demonstrations to acquaint local painters with the efficiency and superior finish quality of spray painting.

Lubrication Segment

Traditionally, the Lubrication segment has focused on pumps, applicators and accessories, such as meters and hose reels, for the motor vehicle lubrication market. In this market, our Company’s customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships, and auto parts stores. Recent acquisitions have expanded the segment’s product offering, providing access to new markets. In November 2005, our Company acquired the assets of PBL Industries, a manufacturer of small electric fuel and oil transfer pumps for use in remote locations to supply fuel and oil to ranch, farm and construction machinery and off-road vehicles. In July 2006, Lubriquip, Inc., a manufacturer of automatic lubrication systems, was acquired. The Lubrication segment represents approximately 10 percent of our Company’s sales during 2006.

Although the bulk of the Lubrication segment’s sales come from North America, the segment is responsible for world-wide marketing and sales of our Company’s lubrication equipment. Products are distributed in each of our Company’s major geographic markets, primarily through independent distributors serviced by independent sales representatives, a dedicated sales force in the automatic lubrication systems market and direct sales generalists in foreign markets. Some automatic lubrication systems are marketed to original equipment manufacturers (OEMs). Fuel and oil transfer pumps are marketed through OEMs and to retail customers in select home centers and auto parts stores. In addition, these pumps were made available to our Company’s traditional Lubrication equipment distribution channel in the fall of 2006.

In an effort to expand its market for oil and grease pumps beyond the traditional vehicle service user, the Lubrication segment introduced the Hurricane™ electric oil dispense pump during 2006. This pump-in-a-box provides a light-weight bulk dispense system that requires neither plumbing nor hard wiring prior to operation.

Lubriquip, Inc. is a manufacturer of systems for the automatic lubrication of factory machine tools, compressors and pumps used in petrochemical and gas transmissions plants; bearings and gears on equipment in metal, pulp and paper mills; conveyors and material handling equipment; and off-road and over-the-road trucks. Lubriquip systems are primarily sold through distribution.

Raw Materials

The primary materials and components used in the manufacturing process are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. In general, the raw materials and components used are adequately available through multiple sources of supply. In order to manage cost, our Company continues to increase its global sourcing of materials and components, primarily in the Asia Pacific region.

During 2006, our Company experienced increases in the price of stainless steel, copper, zinc, and aluminum. Our Company is endeavoring to address fluctuations in the price and availability of various materials and components through close management of current suppliers, long-term agreements and an intensive search for new suppliers. A lack of capacity at a major castings supplier resulted in delays in the delivery of finished products to our customers during 2006.

Intellectual Property

We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including the registered trademarks for “GRACO,” several forms of a capital “G,” “Decker,” “Gusmer,” “Lubriquip” and various product trademarks which are material to our business, inasmuch as they identify Graco and our products to our customers.

Competition

We face substantial competition in all of our markets. The nature and extent of this competition varies in different markets due to the depth and breadth of our Company’s product lines. Product quality, reliability, design, customer support and service, personal relationships, specialized engineering and pricing are the major competitive factors in our markets. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies offer competitive products at lower prices. We believe we are one of the world’s leading producers of high-quality specialized fluid handling equipment. It is not possible to determine our relative market position because of the absence of reliable industry-wide third-party data.

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of our Company during the fiscal year ended December 29, 2006.

Employees

As of December 29, 2006, we employed approximately 2,300 persons on a full-time basis. Of this total, approximately 350 were employees based outside the United States, and 950 were hourly factory workers in the United States. With the exception of the approximately 40 factory workers at the Lubriquip plant in Cleveland, Ohio, who are represented by the United Automobile, Aerospace and Agricultural Workers of America, none of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on our Company or its operations.

Item 1A. Risk Factors

Foreign Operations — Conditions in foreign countries and changes in foreign exchange rates may impact our results of operations by reducing our sales volume or rate of growth.

We have operations in North America, Europe and Asia. In 2006, approximately 42 percent of our sales was generated by customers located outside the United States. Sales to customers located outside the United States exposes us to special risks, including the risk of terrorist activities and civil disturbances, and special taxes, regulations and restrictions. We are increasing our presence in the Asia Pacific region. We began assembling products at our factory in Suzhou, P.R.C. in the fourth quarter of 2006 and are sourcing many of the components used in the assembly process from the local market. In addition, sales in Eastern Europe are increasing at a faster rate than in Western Europe. Our revenues and net income may be adversely affected by more volatile economic and political conditions in the Middle East, Asia Pacific and Europe. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings.

Foreign Suppliers – Our Company has increased its sourcing of raw materials and components from vendors located outside the United States. Interruption or delays in delivery may adversely affect our profitability.

We are sourcing an increasing percentage of our materials and components from suppliers outside the United States. Long lead times may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand. Changes in exchange rates between the U.S. dollar and other currencies may impact the manufacturing costs of our products and affect our profitability.

Major Customers — Our Contractor Equipment segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales.

We derive a significant amount of revenue from a few large customers. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the profitability of our Company’s Contractor Equipment segment. The business of these customers is dependent upon the economic vitality of the construction and home maintenance markets. If these markets decline, the business of our customers could be adversely affected and their purchases of our equipment could decrease.

Acquisitions — Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and integrated into our existing businesses in order for this strategy to be successful.

We have identified acquisitions as one of the strategies by which we intend to grow our business. If we do not successfully acquire and integrate businesses into our current business model, or realize projected efficiencies and cost-savings from acquired businesses, we may be unable to meet our growth or profit objectives.

Natural Disasters — Our operations are at risk of damage or destruction by natural disasters, such as earthquakes, tornadoes or unusually heavy precipitation.

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Our manufacturing and distribution facility in Minneapolis, which supplies our Industrial and Lubrication products, is on the banks of the Mississippi River where it is exposed to flooding. Flooding could also damage our European headquarters and warehouse in Maasmechelen, Belgium or our factory in Suzhou, P.R.C. Tornadoes could damage or destroy our facilities in Sioux Falls, Rogers or Minneapolis and a typhoon could do the same to our facilities in Suzhou. An earthquake may adversely impact our operations in Suzhou.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information concerning the location and general character of the physical properties of our Company contained under the heading “Business-Business Segments” in Part I of this 2006 Annual Report on Form 10-K is incorporated herein by reference.

Sales activities in the countries of Japan, Korea, and the P.R.C. are conducted out of leased facilities – Yokohama, Japan (18,500 gross sq. ft. office); and Gwangju-Gun, Korea (15,750 sq. ft. total for two separate facilities-warehouse and office). Our Company also leases space for liaison offices in the P.R.C. and India and for a sales office in Australia.

Our Company’s facilities are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. With the exception of delays engendered by a lack of capacity at a major casting supplier and an unanticipated surge in orders for several newly introduced products, manufacturing capacity generally met business demand during 2006. Production requirements in the immediate future are expected to be met through the purchase of the facility in Anoka, Minnesota, additions to the North Canton, Ohio, and Sioux Falls, South Dakota facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, and the use of available subcontract services.

Item 3. Legal Proceedings

Our Company is engaged in routine litigation incident to our business, which management believes will not have a material adverse effect upon our operations or consolidated financial position. We have also been named as a defendant in a number of lawsuits alleging bodily injury as a result of exposure to asbestos, and a number of lawsuits alleging bodily injury as a result of exposure to silica. All of these lawsuits have multiple (most in excess of 100) defendants, and several have multiple plaintiffs. None of the suits make specific allegations regarding our Company or any of its products. A portion of the cost and potential liability for these claims is covered by insurance. Management does not expect that resolution of these matters will have a material adverse effect on our Company, although the ultimate outcome cannot be determined based on available information.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 16, 2007:

David A. Roberts, 59, is Chairman, President and Chief Executive Officer, a position he has held since April 2006. He served as President and Chief Executive Officer from June 2001 to April 2006. Prior to joining Graco, he was Group Vice President of the Marmon Group, from 1996 to June 2001. Mr. Roberts has been a director of Graco since June 2001.

Karen Park Gallivan, 50, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 through December 2003. From 1992 through January 1999, she served as Vice President, Human Resources, Communications and General Counsel for Novartis Nutrition Corporation, and from October 1988 until 1992, she held the position of General Counsel for Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan and Arundel. She joined the Company in January 2003.

James A. Graner, 62, became Chief Financial Officer and Treasurer in September 2005. He was Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 52, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000, through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

D. Christian Koch, 42, became Vice President and General Manager, Asia Pacific in January 2004. From June 2003 through December 2003, he served as Vice President, Asia Pacific and Latin America. Prior to becoming Vice President, Lubrication Equipment Division in June 2003, he held various sales and marketing positions in the Industrial and Lubrication Equipment Divisions. Mr. Koch joined the Company in December 1998.

David M. Lowe, 51, became Vice President and General Manager, Industrial Products Division in February 2005. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in February 1995.

Patrick J. McHale, 45, became Vice President and General Manager, Lubrication Equipment Division in June 2003. He was Vice President of Manufacturing and Distribution Operations from April 2001 until June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to March 2001. Prior to becoming Vice President, Lubrication Equipment Division in September 1999, he held other various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in December 1989.

Simon J. W. Paulis, 59, became Vice President and General Manager, Europe in September 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, CED Europe from January 1999 to September 2005. Prior to joining Graco, he served as business unit manager for Black & Decker N.V., general sales manager for Alberto Culver, and marketing manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in January 1999.

Charles L. Rescorla, 55, became Vice President of Manufacturing/Distribution Operations in September 2005. He served as Vice President, Manufacturing/Distribution Operations and Information Services from June 2003 to September 2005. From April 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to June 2003, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in June 1988.

Mark W. Sheahan, 42, became Chief Administrative Officer in September 2005. He was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services where he was responsible for strategic and financial activities. He joined the Company in September 1995.

Fred A. Sutter, 46, became Vice President and General Manager, Applied Fluid Technologies Division in February 2005. He was Vice President and General Manager, Industrial/Automotive Equipment Division from June 2003 to February 2005. He was Vice President, Asia Pacific and Latin America from January 1999 to June 2003. Prior to January 1999, he held a marketing director position in the Industrial Equipment Division. He joined the Company in March 1995.

The Board of Directors elected the above executive officers on April 21, 2006, to hold office for the next year, or until their successors are elected and qualify.

PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 16, 2007, the share price was $41.26 and there were 66,647,827 shares outstanding and 2,641 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 26,000 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Factory Equipment Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2001, and all dividends were reinvested).

Five Year* Cumulative Total Shareholder Return

*Fiscal Year Ended Last Friday in December

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$192,216	$218,632	$202,199	$203,421
Gross profit	103,227	116,946	106,611	107,173
Net earnings	35,422	41,335	37,392	35,617
Per common share
Basic net earnings	.52	.61	.55	.53
Diluted net earnings	.51	.60	.54	.52
Dividends declared	.15	.15	.15	.17

Stock price (per share)
High	$45.43	$48.95	$46.37	$43.60
Low	36.50	42.50	37.00	38.61
Close[1]	45.43	45.98	39.06	39.62

Volume (# of shares)	19,428	21,925	24,882	26,326

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$170,944	$198,221	$176,934	$185,603
Gross profit	85,866	102,292	94,722	96,470
Net earnings	27,039	35,638	30,898	32,279
Per common share
Basic net earnings	.39	.52	.45	.47
Diluted net earnings	.38	.51	.44	.46
Dividends declared	.13	.13	.13	.15

Stock price (per share)
High	$40.68	$40.25	$38.23	$37.55
Low	34.00	31.83	33.89	32.05
Close[1]	40.36	34.07	34.28	36.48

Volume (# of shares)	18,642	31,776	17,328	25,149

[1]	As of the last trading day of the calendar quarter.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Sep 30, 2006 - Oct 27, 2006	--	$ --	--	5,501,300

Oct 28, 2006 - Nov 24, 2006	120,000	$ 40.99	120,000	5,381,300

Nov 25, 2006 - Dec 29, 2006	337,800	$ 41.15	337,800	5,043,500

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries

(In thousands, except per share amounts)	2006	2005	2004	2003	2002

Net sales	$816,468	$731,702	$605,032	$535,098	$487,048
Net earnings	149,766	125,854	108,681	86,713	75,625

Per common share[1]
Basic net earnings	$ 2.21	$ 1.83	$ 1.57	$ 1.25	$ 1.06
Diluted net earnings	2.17	1.80	1.55	1.23	1.05

Total assets	$511,603	$445,630	$371,714	$397,390	$355,850
Long-term debt (including current portion)	--	--	--	--	--
Cash dividends declared
per common share[1,2]	.60	.54	.41	1.76	0.20

[1]	All share and per share data has been restated for the three-for-two stock splits distributed in 2004 and 2002.
[2]	2003 includes a special dividend of $1.50 per share declared on December 12, 2003, paid on March 25, 2004, to shareholders of record as of March 11, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Graco’s growth strategies include development of new products, expansion of distribution, new market penetration and completion of acquisitions. Long-term financial growth targets accompany these operating strategies, including 10 percent revenue growth, 12 percent net earnings and earnings per share growth.

Graco’s business is classified by management into three reportable segments, each responsible for product development, sales and marketing of their products. The segments are headquartered in North America. They have responsibility for sales and marketing in the Americas and joint responsibility with Europe and Asia Pacific regional management for sales and marketing in those geographic areas.

The Company’s primary manufacturing facilities are in the United States. A new assembly factory in Suzhou, China began production in 2006. Distribution facilities are located in the United States, Belgium, Japan, Korea and China.

Results of Operations

(In millions, except per share amounts)	2006	2005	2004

Net Sales	$816.5	$731.7	$605.0
Operating Earnings	226.0	191.1	161.5
Net Earnings	149.8	125.9	108.7
Diluted Net Earnings per Common Share	$ 2.17	$ 1.80	$ 1.55

Highlights include:
•	Sales growth of 12 percent and 21 percent in 2006 and 2005, respectively
•	Increased net earnings of 19 percent and 16 percent in 2006 and 2005, respectively
•	Investment in new products of 4 percent of sales in both 2006 and 2005
•	Acquisition of Lubriquip business in 2006; acquisition of Gusmer, Liquid Control and PBL businesses in 2005
•	Strong cash flows from operations in both 2006 and 2005.

The following discussion notes significant factors affecting the consolidated results of operations, financial condition and liquidity for the three-year period ended December 29, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Consolidated Net Sales – Three Years Ended December 29, 2006:

The following table presents net sales by business segment and geographic region:

(In millions)	2006	2005	2004

Segment Sales
Industrial	$416.5	$367.1	$274.6
Contractor	320.5	305.3	278.7
Lubrication	79.5	59.3	51.7

Consolidated	$816.5	$731.7	$605.0

Geographic Sales
Americas [1]	$534.9	$486.2	$401.0
Europe [2]	175.7	151.0	124.5
Asia Pacific	105.9	94.5	79.5

Consolidated	$816.5	$731.7	$605.0

[1]	North and South America, including the United States. Sales in the United States were $474 million in 2006, $435 million in 2005 and $363 million in 2004.
[2]	Europe, Africa and Middle East

The following table presents components of net sales change:

	2006

	Industrial	Contractor	Lubrication	Consolidated	Americas	Europe	Asia Pacific	Consolidated

Volume & price	11.8%	4.4%	8.1%	8.5%	6.2%	13.8%	11.3%	8.5%
Acquisitions	0.9%	0.0%	25.1%	2.5%	3.3%	1.3%	0.5%	2.5%
Currency	0.8%	0.6%	0.9%	0.6%	0.5%	1.3%	0.3%	0.6%

Total	13.5%	5.0%	34.1%	11.6%	10.0%	16.4%	12.1%	11.6%

	2005

	Industrial	Contractor	Lubrication	Consolidated	Americas	Europe	Asia Pacific	Consolidated

Volume & price	8.5%	9.1%	13.1%	9.2%	8.8%	11.2%	8.3%	9.2%
Acquisitions	24.6%	0.0%	0.7%	11.2%	11.9%	10.1%	9.0%	11.2%
Currency	0.6%	0.4%	0.8%	0.5%	0.5%	(0.1)%	1.6%	0.5%

Total	33.7%	9.5%	14.6%	20.9%	21.2%	21.2%	18.9%	20.9%

Consolidated net sales increased by 12 percent and 21 percent in 2006 and 2005, respectively. Sales increased in each of the three segments and the three regions due to strong global demand for capital goods, successful new product launches and increased distribution. Except for the recent slowing housing market in the United States that has affected growth in the Contractor segment, the sales gains were generally characterized by strong demand for the Company’s products throughout the entire year.

In 2006, the Lubriquip acquisition and the full year impact of businesses acquired in 2005, increased net sales by $18 million or 2 percent. In 2005, acquisitions increased net sales by $68 million or 11 percent.

In 2006, favorable foreign currency translation rates increased net sales and net earnings by approximately $5 million and $2 million for the year, respectively. In 2005, favorable foreign currency translation rates increased net sales and net earnings by approximately $3.5 million and $1.5 million for the year, respectively.

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in discussion below for each segment.

Industrial. In 2006, sales in the Industrial segment increased by 13 percent, with growth in all geographic regions. Sales in the Americas were $221 million or 53 percent of segment sales, sales in Europe were $116 million or 28 percent of segment sales and sales in Asia Pacific were $79 million or 19 percent of segment sales. Growth in various product categories, such as high performance coatings and foam (HPCF) equipment, and full year impact of acquired businesses contributed to the strong sales growth in the Industrial segment in 2006. Europe also continued to experience strong sales growth in Eastern Europe and the Middle East.

In 2005, sales in the Industrial segment grew by 34 percent. The Gusmer and Liquid Control acquisitions increased sales by $68 million or 25 percentage points of the 34 percent growth in sales for that segment. Gusmer designed and manufactured specialized two-component dispensing equipment systems. Liquid Control designed and manufactured highly engineered resin dispensing equipment. Sales in the Americas were $191 million or 52 percent of segment sales. In the Americas, sales grew in most product categories, especially the protective coatings product group. Sales in Europe were $102 million or 28 percent of segment sales and sales in Asia Pacific were $74 million or 20 percent of segment sales. Sales growth in Europe was driven by increased sales in Eastern Europe and the Middle East.

In this segment, sales in each geographic region are significant and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates and the level of the U.S. dollar versus the euro, Japanese yen, South Korean won and the Canadian dollar.

Contractor. In 2006, sales in the Contractor segment increased by 5 percent. The Americas represent the majority of sales for the Contractor segment and 2006 sales in that region were $244 million or 76 percent of segment sales, an increase of 1 percent from the prior year. The slower sales growth reflected the slowing housing market in the United States. Sales in Europe and Asia Pacific increased by 20 percent and 25 percent respectively due to new product introductions and increased distribution throughout the two regions.

In 2005, overall sales in the Contractor segment increased $27 million due to successful new product launches, new distribution outlets and a strong housing market in the Americas. Sales in the Americas were $242 million or 79 percent of segment sales in 2005. Compared to the prior year, sales grew by 8 percent in this region, with increases in the paint store and home center channel of 7 percent and 10 percent, respectively. Management believes that new product introductions, new distribution outlets and a strong housing market drove paint store revenue gains in the Americas. In Europe, sales were up 21 percent, primarily due to successful new product introductions, incremental distribution and strong business in Southern Europe, Middle East/Africa and Eastern Europe. In Asia Pacific, sales were approximately the same as the prior year.

Since the Americas represent the majority of sales for the segment, indicators in that region are the most important and include levels of residential, commercial and institutional building and remodeling and interest rates.

Lubrication.

In 2006, sales in the Lubrication segment increased by 34 percent overall, with the acquired Lubriquip business providing 19 percentage points of the overall sales growth and full year impact of the 2005 PBL acquisition providing 6 percentage points of the overall sales growth. Sales in the Americas were $69 million or 87 percent of segment sales.

In 2005, sales in the Lubrication segment increased by 15 percent, with strong revenue growth in most major product categories. Sales in the Americas were $53 million or 89 percent of segment sales. The PBL acquisition increased sales by 1 percentage point of the 15 percent growth in sales for that segment. PBL manufactured and marketed fuel and oil transfer pumps.

Since the Americas represents the vast majority of sales for the Lubrication Equipment segment, indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product

Analysis of Consolidated Operating Income – Three Years Ended December 29, 2006

The following table presents an overview of costs as percentage of net sales:

	As a Percentage of Net Sales
	2006	2005	2004

Net Sales	100.0	100.0	100.0
Cost of products sold	46.8	48.2	45.7

Gross profit	53.2	51.8	54.3
Product development	3.7	3.7	3.6
Selling, marketing and distribution	14.6	15.0	17.3
General and administrative	7.2	7.0	6.7

Operating earnings	27.7	26.1	26.7

Interest expense	0.1	0.2	0.1
Other expense, net	0.1	0.0	0.0

Earnings before income taxes	27.5	25.9	26.6
Income taxes	9.2	8.7	8.6

Net Earnings	18.3	17.2	18.0

Operating expenses in 2006 were $208 million compared to $188 million in the prior year. Acquired businesses had approximately $4 million of operating expenses in 2006. Although spending increased for product development (increase of $3 million), selling (increase of $9 million) and general and administrative (increase of $8 million), total operating expenses as a percentage of sales was consistent with the prior year at 26 percent. Included in cost of goods sold and operating expenses were costs and inventory charges related to closure of the Gusmer Lakewood facility and move of production totaling $5 million for the year. Operating expenses included $7 million of stock compensation due to adoption of SFAS No. 123(R) in 2006.

Operating expenses in 2005 were $188 million versus $167 million in 2004. Acquired businesses had $24 million of operating expenses in 2005. Although the Company incurred higher expenses for product development (increase of $5 million) and general and administrative expense (increase of $10 million), total operating expenses without acquisitions were lower than 2004, with a reduction in selling, marketing and distribution expenses. Contributions made to the Company’s charitable foundation were also lower (decrease of $3 million). Product development expenses for 2005 were 4 percent of sales, approximately the same as 2004. Selling, marketing and distribution expenses for 2005 were 15 percent of sales, a decrease of 2 percentage points with lower warehousing and sales incentives costs compared to the prior year.

Consolidated operating earnings increased 18 percent to $226 million, or 28 percent of sales in fiscal 2006. The increase in earnings as a percentage of sales was primarily due to stronger gross profit margin of 53.2 percent in 2006 compared to 51.8 percent in 2005. A substantial portion of this difference is due to the higher cost of inventory of the acquired businesses in 2005. Improved manufacturing efficiencies and higher sales volume have more than offset the negative impact of higher material, labor and overhead costs for the year.

Consolidated operating earnings increased 18 percent to $191 million, or 26 percent of sales in fiscal 2005, compared to $162 million, or 27 percent of sales in fiscal 2004. The decrease in earnings as a percentage of sales in 2005 was primarily due to lower gross profit margins of 52 percent compared to 54 percent in 2004. The lower gross profit margin was primarily due to the impact of acquired businesses in 2005.

The following table presents operating earnings by business segment:

(In millions)	2006	2005	2004

Operating earnings
Industrial	$128.5	$98.3	$87.0
Contractor	89.1	77.6	68.0
Lubrication	18.7	15.6	11.8
Unallocated corporate	(10.3)	(0.4)	(5.3)

Consolidated	$226.0	$191.1	$161.5

Industrial. In 2006, operating earnings in the Industrial segment were up 31 percent. Sales increased by 13 percent and gross profit margin, as a percentage of sales, increased by 2 percentage points. The increase in gross profit margin was primarily due to the higher cost of inventory of the acquired businesses in the prior year.

In 2005, operating earnings in the Industrial segment were up 13 percent compared to 2004. The increase was primarily due to higher net sales, up 34 percent in total, with acquired businesses contributing 25 percentage points of the overall growth in the segment. Gross profit margins, as a percentage of sales, declined by 4 percentage points, primarily due to the impact of acquired businesses, including lower margins on acquired products and the recognition of costs assigned to inventories as part of the valuation of assets acquired.

Contractor. In 2006, operating earnings in the Contractor segment increased by 15 percent. Sales increased by 5 percent, the gross profit margin, expressed as a percentage of sales, improved slightly and operating expenses as a percentage of sales were also slightly lower.

In 2005, operating earnings in the Contractor Equipment segment increased 14 percent. The increase was primarily due to higher net sales, which were up 10 percent. Operating expenses were approximately the same as the prior year.

Lubrication. In 2006, operating earnings in the Lubrication Equipment segment increased by 20 percent with an increase in segment sales of 34 percent. Lubriquip contributed approximately one half of the sales growth and $4 million of incremental operating expenses in 2006.

In 2005, operating earnings in the Lubrication Equipment segment were up 32 percent on a 15 percent increase in net sales. Operating expenses declined slightly from the prior year, with higher selling costs partially offsetting lower warranty and distribution costs.

Unallocated corporate. Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions. In 2006, unallocated corporate was $10 million, and included $8 million of stock compensation and $2 million of contributions to the Company’s charitable foundation. In 2005, unallocated corporate was $0.4 million versus $5 million in 2004. The primary reason for the lower expense was decreased contributions to the Company’s charitable foundation (down $3 million) and a reduction in the items classified as unallocated corporate.

Provision for income taxes. The Company’s net effective tax rate was 33 percent in 2006, consistent with the net effective tax rate in 2005. The rate in both periods is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits, the Extraterritorial Income Exclusion (ETI); the Domestic Production Deduction (DPD) and expiring statutes of limitation and resolution of prior years’ income tax audits. 2006 was the final year of the ETI tax benefit.

Backlog. Total backlog was $34 million at the end of 2006, the same as total backlog at the end of 2005. The backlog for Europe and Asia Pacific increased in 2006 compared to the prior year, offsetting decreases in the backlog for North America. The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels.

Financial Condition

Working Capital.

The following table highlights several key measures of asset performance.

(Dollars in millions)	2006	2005

Cash and cash equivalents	$ 5.9	$ 18.7

Working capital	$110.1	$102.3

Current ratio	1.9	1.9

Days of sales in receivables outstanding	60	61

Inventory turnover (LIFO)	5.6	6.3

The Company’s financial condition remains strong. In 2006, the Company used cash for share repurchases of $88 million and dividends of $39 million. Cash and short-term borrowings were also used to fund payments of $31 million to acquire Lubriquip. Accounts receivable increased by $11 million to $134 million. The 9 percent increase was primarily due to higher net sales (increase of 12 percent) compared to the prior year. Inventories increased $20 million in 2006 to $76 million. The increase in inventories was due to additions associated with the Lubriquip business, start-up of the new factory in Suzhou, China and inventory related to new product introductions.

In 2005, the Company used cash and short-term borrowings to fund payments of $111 million for acquired businesses. Cash was also used for dividends of $36 million and share repurchases of $42 million. Accounts receivable increased $14 million to $123 million. The 13 percent increase was primarily due to higher net sales (up 21 percent) versus 2004. Inventories increased $16 million in 2005 to $57 million. The increase in inventory was primarily due to the addition of inventories of acquired businesses.

Capital Structure.

At December 29, 2006, the Company’s capital structure included $18 million of current debt, no long-term debt and $331 million of shareholders’ equity.

Shareholders’ equity increased $43 million in 2006 to $331 million. The key components of changes in shareholders’ equity include current year earnings of $150 million, common stock issued of $12 million, reduced by $41 million of dividends declared and $88 million of shares repurchased.

Liquidity and Capital Resources

At December 29, 2006, the Company had various lines of credit totaling $150 million, of which $134 million was unused. Internally generated funds and unused financing sources provide the Company with the flexibility to meet its liquidity needs in 2007, including its capital expenditure plan of approximately $45 million and planned dividends of an estimated $44 million.

Cash was invested in highly liquid investments (mainly money market funds) with maturities of three months or less.

In December 2006, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.58 to $0.66 per share, a 13.8 percent increase.

Cash Flow:

A summary of cash flow follows:

(In millions)	2006	2005	2004

Operating activities	$156	$153	$123
Investing activities	(65)	(131)	(19)
Financing activities	(103)	(65)	(154)
Effect of exchange rates on cash	(1)	1	(1)

Net cash (used) provided	$(13)	$(42)	$(51)

Cash and cash equivalents at year-end	$6	$19	$61

Cash Flows Provided by Operating Activities. During 2006, $156 million was generated from operating cash flows, compared to $153 million in 2005 and $123 million in 2004. In 2006, the net earnings increase of $24 million and non-cash expense of $8 million related to stock compensation was offset by increases in accounts receivable and inventories. The increases in operating cash flows in prior years are primarily due to higher net earnings.

Cash Flows Used in Investing Activities. Cash on hand combined with cash generated by operations in 2006 was used to fund $34 million of capital expenditures and $31 million for a business acquisition. 2006 capital expenditures increased $14 million from the prior year, and included purchase of a new manufacturing facility in Anoka, Minnesota, construction of a new manufacturing facility in Suzhou, China and increases in manufacturing equipment.

Cash Flows Used in Financing Activities. During 2006, $103 million was used in financing activities compared to $65 million in 2005. The increase was primarily due to greater borrowings on notes payable that remained unpaid and an increase in share repurchases of $45 million. Cash used for share repurchases totaled $88 million in 2006. Borrowing on notes payable and lines of credit totaled $59 million and repayment of notes payable and lines of credit totaled $49 million. Notes payable to banks totaled $18 million at December 29, 2006.

In February 2006, the Company’s Board of Directors authorized the Company to repurchase up to 7 million shares of its outstanding common stock. This authorization will expire on February 29, 2008 and approximately 5 million shares could yet be purchased under the plan at December 29, 2006.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 29, 2006, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 29, 2006. The Company has also guaranteed the debt of its subsidiaries for up to $15 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating leases	5	2	2	--	1
Purchase obligations[1]	20	20	--	--	--

Total	$25	$22	$ 2	$--	$ 1

[1]	The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company has also committed up to $3 million under capital expenditure plans for facility construction and improvements. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s most significant accounting policies are disclosed in Note A to the consolidated financial statements. The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts will differ from those estimates. The Company considers the following policies to involve the most judgment in the preparation of the Company’s consolidated financial statements.

Sales Returns. An allowance is established for possible return of products. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Also, the Company’s written agreements with distributors typically limit the amount that may be returned. From time to time, the Company may choose to terminate a distributor relationship and may take back inventory. These are considered period events and not included in the allowance for returns. Although management considers these balances adequate, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

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

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performs impairment reviews for the Company’s reporting units, which have been determined to be the Company’s divisions using a fair-value method based on management’s judgments and assumptions. The Company estimates the fair value of the reporting units by an allocation of market capitalization value, cross-checked by a present value of future cash flows calculation. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company also performs a separate impairment test for each other intangible asset with indefinite life, based on estimated future use and discounting estimated future cash flows. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Though management considers its judgments and assumptions to be reasonable, changes in product offerings or marketing strategies could change the estimated fair values and result in impairment charges.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to the “Citigroup Pension Liability Index,” a published index commonly used as a benchmark. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets, and projected returns on plan assets. Mortality rates are based on a common group mortality table for males and females.

Net pension cost in 2006 was $0.4 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 29, 2006, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense

Discount rate	$ (14.8)	$ 1.8
Expected return on assets	$ --	$ 0.9

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including whether or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 upon initial adoption will be accounted for as an adjustment to retained earnings. The Company will adopt FIN 48 beginning in the first quarter of 2007 and does not expect there will be a material effect on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Market Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair market value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2008. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar. Consequently, the Company is subject to profitability risk arising from exchange rate movements. The Company may use a variety of financial and derivative instruments to manage foreign currency risk. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 29, 2006, the currencies to which the company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, Japanese yen, British pound and Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2005 results, the weaker U.S. dollar versus other currencies helped to increase sales and net earnings. For the year ended December 29, 2006, the impact of currency translation resulted in a calculated increase in net sales and net earnings of approximately $5 million and $2 million, respectively. For the year ended December 31, 2005, the calculated impact of currency translation resulted in an increase in net sales and net earnings of approximately $3.5 million and $1.5 million, respectively.

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

2007 Outlook

The Company is expecting higher net sales and net earnings in 2007. This expectation is based on management’s belief that except for expected softness in the U.S. housing market, most of the Company’s major markets will continue to experience favorable economic conditions and relatively stable currency exchange rates in 2007. It is important to note that management’s vision regarding future sales activity is limited due to the small backlog that the Company carries. In addition to economic growth, the improved sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage and realization of price increases. The earnings outlook assumes higher sales, continued improvements in manufacturing (which offset cost increases including higher material prices), the continued disciplined management of operating expenses and the successful management and integration of acquisitions. Costs and expenses related to Gusmer closure and Lubriquip and Lubrication segment consolidation activities are expected to be approximately $2 million to $3 million in 2007. The Company expects that changes in the tax laws will increase its effective tax rate to approximately 34.5 percent. The tax rate in any quarter can be affected positively or negatively by developments in the specific quarter.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A and Exhibit 99, the Company’s Annual Report on Form 10-K for fiscal year 2006 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Item 1A and Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8.  Financial Statements and Supplementary Data

Page

•	Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	11
•	Management Report on Internal Control Over Financial Reporting	22
•	Reports of Independent Registered Public Accounting Firm	23
•	Consolidated Statements of Earnings for fiscal years 2006, 2005 and 2004	25
•	Consolidated Statements of Comprehensive Income for fiscal years 2006, 2005 and 2004	25
•	Consolidated Balance Sheets for fiscal years 2006 and 2005	26
•	Consolidated Statements of Cash Flows for fiscal years 2006, 2005 and 2004	27
•	Consolidated Statements of Shareholders' Equity for fiscal years 2006, 2005 and 2004	28
•	Notes to Consolidated Financial Statements	29

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 29, 2006.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein.

Reports of Independent Registered Public Accounting Firm

Internal Control over Financial Reporting

To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Graco Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2006, of the Company and our report dated February 19, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in the method of accounting for share-based compensation in 2006 described in Note A.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 19, 2007

Consolidated Financial Statements

To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 29, 2006 and December 30, 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 19, 2007

CONSOLIDATED STATEMENTS OF EARNINGS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands, except per share amounts)	December 29, 2006	December 30, 2005	December 31, 2004

Net Sales	$816,468	$731,702	$605,032
Cost of products sold	382,511	352,352	276,622

Gross Profit	433,957	379,350	328,410
Product development	29,970	26,970	21,783
Selling, marketing and distribution	119,122	110,135	104,372
General and administrative	58,866	51,175	40,724

Operating Earnings	225,999	191,070	161,531
Interest expense	946	1,374	498
Other expense, net	687	342	252

Earnings before Income Taxes	224,366	189,354	160,781
Income taxes	74,600	63,500	52,100

Net Earnings	$149,766	$125,854	$108,681

Basic Net Earnings per Common Share	$ 2.21	$ 1.83	$ 1.57

Diluted Net Earnings per Common Share	$ 2.17	$ 1.80	$ 1.55

Dividends Declared per Common Share	$ .60	$ .54	$ .41

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004

Net Earnings	$149,766	$125,854	$108,681
Other comprehensive income (loss)
Cumulative translation adjustment	2,693	(2,390)	--
Minimum pension liability adjustment	115	(1,050)	(778)
Income taxes	(3)	368	273

Other comprehensive income (loss)	2,805	(3,072)	(505)

Comprehensive Income	$152,571	$122,782	$108,176

See Notes to Consolidated Financial Statements.
CONSOLIDATED BALANCE SHEETS	Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 29, 2006	December 30, 2005

ASSETS
Current Assets
Cash and cash equivalents	$ 5,871	$ 18,664
Accounts receivable, less allowances of $5,800 and $5,900	134,105	122,854
Inventories	76,311	56,547
Deferred income taxes	20,682	14,038
Other current assets	2,014	1,795

Total current assets	238,983	213,898
Property, Plant and Equipment, net	124,524	106,498
Prepaid Pension	26,903	29,616
Goodwill	67,174	52,009
Other Intangible Assets, net	50,325	39,482
Other Assets	3,694	4,127

Total Assets	$ 511,603	$ 445,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 18,363	$ 8,321
Trade accounts payable	27,442	24,712
Salaries, wages and commissions	26,303	23,430
Dividends payable	11,055	9,929
Other current liabilities	45,766	45,189

Total current liabilities	128,929	111,581
Retirement Benefits and Deferred Compensation	36,946	35,507
Deferred Income Taxes	14,724	10,858
Commitments and Contingencies (Note K)
Shareholders' Equity
Common stock, $1 par value; 97,000,000 shares authorized;
66,804,781 and 68,387,156 shares outstanding in 2006 and 2005	66,805	68,387
Additional paid-in capital	130,621	110,842
Retained earnings	138,702	112,506
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(60)	(2,753)
Pension liability adjustment	(5,064)	(1,298)

Total shareholders' equity	331,004	287,684

Total Liabilities and Shareholders' Equity	$ 511,603	$ 445,630

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004

Cash Flows from Operating Activities
Net earnings	$149,766	$125,854	$108,681
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	26,046	23,496	17,808
Deferred income taxes	(6,597)	1,260	1,403
Stock compensation	8,392	--	--
Excess tax benefit related to share-based
payment arrangements	(2,857)	--	--
Change in:
Accounts receivable	(3,584)	(9,101)	(7,290)
Inventories	(15,587)	4,524	(11,031)
Trade accounts payable	(74)	701	2,790
Salaries, wages and commissions	1,917	2,239	3,020
Retirement benefits and deferred compensation	(12)	396	(1,067)
Other accrued liabilities	(2,302)	1,189	1,539
Other	521	2,666	7,055

Net cash provided by operating activities	155,629	153,224	122,908

Cash Flows from Investing Activities
Property, plant and equipment additions	(33,652)	(19,904)	(16,893)
Proceeds from sale of property, plant and equipment	128	239	175
Capitalized software and other intangible asset additions	(202)	(802)	(2,446)
Acquisitions of businesses, net of cash acquired	(30,676)	(111,005)	--

Net cash used in investing activities	(64,402)	(131,472)	(19,164)

Cash Flows from Financing Activities
Borrowings on notes payable and lines of credit	58,762	82,937	25,399
Payments on notes payable and lines of credit	(49,169)	(80,439)	(23,647)
Excess tax benefit related to share-based
payment arrangements	2,857	--	--
Common stock issued	12,008	10,481	15,117
Common stock retired	(87,570)	(42,297)	(40,792)
Cash dividends paid	(39,429)	(35,805)	(129,910)

Net cash used in financing activities	(102,541)	(65,123)	(153,833)

Effect of exchange rate changes on cash	(1,479)	1,481	(1,475)

Net increase (decrease) in cash and cash equivalents	(12,793)	(41,890)	(51,564)
Cash and cash equivalents
Beginning of year	18,664	60,554	112,118

End of year	$5,871	$18,664	$60,554

See Notes to Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004

Common Stock
Balance, beginning of year	$68,387	$68,979	$46,040
Stock split	--	--	23,081
Shares issued	539	599	1,038
Shares repurchased	(2,121)	(1,191)	(1,180)

Balance, end of year	66,805	68,387	68,979

Additional Paid-In Capital
Balance, beginning of year	110,842	100,180	81,405
Shares issued	11,469	9,882	14,079
Stock compensation cost	8,392	--	--
Tax benefit related to stock options exercised	3,357	2,510	6,782
Shares repurchased	(3,439)	(1,730)	(2,086)

Balance, end of year	130,621	110,842	100,180

Retained Earnings
Balance, beginning of year	112,506	62,773	43,295
Net income	149,766	125,854	108,681
Dividends declared	(40,554)	(36,745)	(28,596)
Stock split	--	--	(23,081)
Shares repurchased	(83,016)	(39,376)	(37,526)

Balance, end of year	138,702	112,506	62,773

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(4,051)	(979)	(474)
Other comprehensive income (loss)	2,805	(3,072)	(505)
Adjustments to initally apply new accounting
standard, net of tax	(3,878)	--	--

Balance, end of year	(5,124)	(4,051)	(979)

Unearned Compensation
Balance, beginning of year	--	(116)	(456)
Charged to operations	--	116	340

Balance, end of year	--	--	(116)

Total Shareholders' Equity	$331,004	$287,684	$230,837

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 29, 2006, December 30, 2005 and December 31, 2004

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 29, 2006, and December 30, 2005, were 52-week years and the year ended December 31, 2004, was a 53-week year

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 29, 2006, all subsidiaries are 100 percent owned.

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

Intangible Assets. Goodwill has been assigned to reporting units, which are the Company’s divisions. The amounts of goodwill for each reportable segment were:

(In thousands)	2006	2005

Industrial	$42,191	$40,971
Contractor	7,939	7,939
Lubrication	17,044	3,099

Total	$67,174	$52,009

Components of other intangible assets were:

(Dollars in thousands)	Estimated Life (Years)	Original Cost	Amortization	Foreign Currency Translation	Book Value

December 29, 2006
Customer relationships and distribution network	4 - 8	$26,102	$(7,335)	$6	$18,773
Patents, proprietary technology and product
documentation	5 - 15	22,243	(4,443)	5	17,805
Trademarks, trade names and other	3 - 10	5,114	(1,641)	14	3,487

		53,459	(13,419)	25	40,065
Not Subject to Amortization
Brand names		10,260	--	--	10,260

Total		$63,719	$(13,419)	$25	$50,325

December 30, 2005
Customer relationships and distribution network	4 - 8	$22,965	$(4,419)	$(427)	$18,119
Patents, proprietary technology and product
documentation	3 - 15	12,266	(2,065)	(174)	10,027
Trademarks, trade names and other	3 - 10	1,774	(837)	--	937

		37,005	(7,321)	(601)	29,083
Not Subject to Amortization
Brand names		10,550	--	(151)	10,399

Total		$47,555	$(7,321)	$(752)	$39,482

Amortization of intangibles was $6.9 million in 2006 and $4.7 million in 2005. Estimated future annual amortization is as follows: $8.3 million in 2007, $7.8 million in 2008, $6.9 million in 2009, $5.8 million in 2010, $4.9 million in 2011 and $6.4 million thereafter. In 2006, the useful life of certain brand names was determined to be no longer indefinite. The original cost of such brand names, totaling $3.5 million, is being amortized over a three-year period beginning July 1, 2006.

Capitalized Software. Capitalized software is included in Other Assets and is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Goodwill and other intangible assets not subject to amortization are also reviewed for impairment annually in the fourth quarter. There have been no write-downs of any long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were:

(In thousands)	2006	2005

Accrued insurance liabilities	$ 7,833	$ 7,848
Accrued warranty and service liabilities	6,675	7,649
Accrued trade promotions	7,265	6,584
Payable for employee stock purchases	5,846	5,710
Income taxes payable	3,920	4,075
Other	14,227	13,323

Total	$45,766	$45,189

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

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities:

(In thousands)	2006	2005

Balance, beginning of year	$7,649	$9,409
Charged to expense	4,442	6,045
Margin on parts sales reversed	1,944	1,201
Reductions for claims settled	(7,360)	(9,006)

Balance, end of year	$6,675	$7,649

Revenue Recognition. Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk and title passes to the customer. This is generally on the date of shipment, however certain sales are shipped FOB destination and revenue is recognized when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to FOB terms.) Payment terms are established based on the type of product, distributor capabilities and competitive market conditions. Rights of return are typically contractually limited, amounts are estimable, and the Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been approximately 2 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses.

Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include cooperative advertising arrangements, rebates based on annual purchases, and coupons. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Under cooperative advertising arrangements, the Company reimburses the distributor for a portion of its advertising costs related to the Company’s products. Estimated costs are accrued at the time of sale and classified as selling, marketing and distribution expense. Rebates are accrued based on the program rates and progress toward the estimated annual sales amount, and are recorded as a reduction of sales (cash, trade credit) or cost of products sold (free goods). The estimated costs related to coupon programs are accrued at the time of sale and classified as selling, marketing and distribution expense or cost of products sold, depending on the type of incentive offered.

Stock Compensation. SFAS No. 123(R), “Share-Based Payment,” became effective for the Company at the beginning of 2006. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for pro forma disclosures under SFAS No. 123, and cost related to new awards are recognized in accordance with SFAS No. 123(R). The Company continues to use the Black-Scholes option-pricing model to value option grants.

The Company recognized share-based compensation cost of $8.4 million in 2006, which reduced net income by $6.1 million, or $0.09 per weighted common share. As of December 29, 2006 there was $8.9 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.

Had share-based compensation cost for the Employee Stock Purchase Plan and stock options granted under various stock incentive plans been recognized prior to 2006, the Company’s net earnings and earnings per share would have been reduced as follows (in thousands, except per share amounts):

(In thousands, except per share amounts)	2005	2004

Net earnings
As reported	$125,854	$108,681
Stock compensation, net of related tax effects	(4,636)	(3,637)

Pro forma	$121,218	$105,044

Net earnings per common share
Basic as reported	$1.83	$1.57
Diluted as reported	1.80	1.55
Pro forma basic	1.76	1.52
Pro forma diluted	1.74	1.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2006	2005	2004

Expected life in years	6.3	6.3	6.0
Interest rate	4.6%	4.2%	4.2%
Volatility	27.8%	18.7%	21.5%
Dividend yield	1.4%	1.4%	1.3%
Weighted average fair value per share	$12.97	$ 8.24	$ 6.79

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

	2006	2005	2004

Expected life in years	1.0	1.0	1.0
Interest rate	4.6%	4.4%	4.2%
Volatility	24.0%	18.9%	22.3%
Dividend yield	1.4%	1.4%	1.5%
Weighted average fair value per share	$10.18	$ 8.26	$ 6.47

Earnings Per Common Share. Basic net earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed after giving effect to the exercise of all dilutive outstanding option grants.

Comprehensive Income. Comprehensive income is a measure of all changes in shareholders’ equity except those resulting from investments by and distributions to owners, and includes such items as net earnings, certain foreign currency translation items and pension liability adjustments.

Pension and Other Postretirement Plans. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. SFAS No. 158 was effective for the Company for year-end 2006 financial statements. The following table shows the incremental effect of SFAS No. 158 on the consolidated balance sheet as of December 29, 2006:

(In thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Deferred income taxes, current	$19,820	$862	$20,682
Total current assets	238,121	862	238,983
Prepaid pension	31,303	(4,400)	26,903
Total assets	515,141	(3,538)	511,603
Other current liabilities	43,435	2,331	45,766
Total current liabilities	126,598	2,331	128,929
Retirement benefits and deferred compensation	37,521	(575)	36,946
Deferred income taxes, non-current	16,140	(1,416)	14,724
Accumulated other comprehensive income	(1,246)	(3,878)	(5,124)
Total shareholders' equity	334,882	(3,878)	331,004
Total liabilities and shareholders' equity	515,141	(3,538)	511,603

Derivative Instruments and Hedging Activities. The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

As part of its risk management program, the Company may periodically use forward exchange contracts and interest rate swaps to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity. The Company does not hold or issue derivative financial instruments for trading purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

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

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. Gains and losses on such transactions were not significant in 2006, 2005 and 2004, and there were no such transactions outstanding as of December 29, 2006, and December 30, 2005.

Recent Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including whether or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 beginning in the first quarter of 2007 and does not anticipate that it will have a material effect on its consolidated results of operations or financial condition. The cumulative effect, if any, of applying the provisions of FIN 48 upon initial adoption will be accounted for as an adjustment to retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2008. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.

B. Segment Information

The Company has three reportable segments: Industrial, Contractor and Lubrication. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and truck assembly and components plants, wood products, rail, marine, aerospace, farm, construction, bus, recreational vehicles, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, roofing, texture, corrosion control and line striping and also high-pressure washers. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, service garages, fleet service centers, automobile dealerships, the mining industry and industrial lubrication. All segments market parts and accessories for their products.

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

Reportable segments are defined by product. Segments are responsible for the sales, marketing and development of their products and market channel. This allows for focused marketing and efficient product development. The segments share common purchasing, manufacturing, distribution and administration functions.

(In thousands)
Reportable Segments	2006	2005	2004

Net sales
Industrial	$416,498	$367,119	$274,574
Contractor	320,476	305,298	278,713
Lubrication	79,494	59,285	51,745

Total	$816,468	$731,702	$605,032

Operating earnings
Industrial	$128,460	$98,330	$86,975
Contractor	89,064	77,598	68,013
Lubrication	18,744	15,633	11,807
Unallocated corporate	(10,269)	(491)	(5,264)

Total	$225,999	$191,070	$161,531

Unallocated corporate is not included in management’s measurement of segment performance and includes such items as stock compensation, bad debt expense, charitable contributions and certain other charges or credits driven by corporate decisions.

(In thousands)
Geographic Information	2006	2005	2004

Net sales (based on customer location)
United States	$474,366	$435,091	$363,417
Other countries	342,102	296,611	241,615

Total	$816,468	$731,702	$605,032

Long-lived assets
United States	$240,341	$202,601	$137,243
Spain	12,473	14,053	--
Other countries	19,806	15,078	7,245

Total	$272,620	$231,732	$144,488

Sales to Major Customers

Sales to a paint retailer were 10 percent of consolidated sales in each of the years 2006, 2005 and 2004. Sales to a home center retailer were 11 percent of consolidated sales in 2004.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2006	2005

Finished products and components	$44,969	$40,444
Products and components in various stages of completion	26,841	21,788
Raw materials and purchased components	35,258	22,690

	107,068	84,922
Reduction to LIFO cost	(30,757)	(28,375)

Total	$76,311	$56,547

Inventories valued under the LIFO method were $49.5 million for 2006 and $28.5 million for 2005. All other inventory was valued on the FIFO method.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2006	2005

Land and improvements	$8,028	$7,618
Buildings and improvements	76,485	73,356
Manufacturing equipment	149,603	140,272
Office, warehouse and automotive equipment	26,335	29,313
Additions in progress	17,867	4,904

Total property, plant and equipment	278,318	255,463
Accumulated depreciation	(153,794)	(148,965)

Net property, plant and equipment	$124,524	$106,498

Depreciation expense was $18.2 million in 2006, $18.3 million in 2005 and $15.9 million in 2004.

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2006	2005	2004

Domestic	$197,410	$172,164	$144,603
Foreign	26,956	17,190	16,178

Total	$224,366	$189,354	$160,781

Income tax expense consists of:

(In thousands)	2006	2005	2004

Current
Domestic
Federal	$65,652	$51,103	$45,738
State and local	4,520	5,000	2,200
Foreign	7,206	5,958	2,938

	77,378	62,061	50,876

Deferred
Domestic	(2,611)	973	1,449
Foreign	(167)	466	(225)

	(2,778)	1,439	1,224

Total	$74,600	$63,500	$52,100

Income taxes paid were $77.6 million, $57.0 million and $48.4 million in 2006, 2005 and 2004.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2006	2005	2004

Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower tax rates	(2)	(2)	(2)
State taxes, net of federal effect	2	2	1
U.S. general business tax credits	(1)	(1)	(1)
Domestic production deduction	(1)	(1)	--
Other	--	--	(1)

Effective tax rate	33%	33%	32%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2006	2005

Inventory valuations	$7,963	$4,326
Insurance accruals	2,510	2,556
Warranty reserves	2,131	2,626
Vacation accruals	2,047	1,758
Bad debt reserves	1,715	1,669
Stock, pension and deferred compensation	3,114	--
Other	1,202	1,103

Current	20,682	14,038

Unremitted earnings of consolidated foreign subsidiaries	(2,400)	(2,100)
Excess of tax over book depreciation	(14,324)	(9,711)
Postretirement benefits	7,372	7,424
Pension and deferred compensation	(5,816)	(7,506)
Other	444	1,035

Non-current	(14,724)	(10,858)

Net deferred tax assets	$5,958	$3,180

Total deferred tax assets were $32.6 million and $24.2 million, and total deferred tax liabilities were $26.6 million and $21.0 million on December 29, 2006, and December 30, 2005.

F. Debt

On April 1, 2006, the Company entered into a credit agreement with Wachovia Bank, National Association providing credit up to $25 million, expiring on March 31, 2007. On July 10, 2006 the Company entered into a credit agreement with US Bank, National Association providing credit up to $25 million, expiring on July 31, 2007. Outstanding balances bear interest at the London Interbank Offered Rate plus a spread of up to 0.8 percent. This spread changes as the ratio of total debt to earnings before interest, taxes and depreciation and amortization declines. The agreements require the Company to maintain certain financial ratios as to cash flow leverage and fixed charge coverage.

On December 29, 2006, the Company had $150 million in lines of credit, including the $50 million in committed credit facilities described above and uncommitted lines of credit totaling $75 million with U.S. banks and $25 million with foreign banks. The unused portion of these credit lines was $134 million at December 29, 2006. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 5.2 percent, 4.3 percent and 2.5 percent for the years ended December 29, 2006, December 30, 2005 and December 31, 2004. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

Interest paid on debt during 2006, 2005 and 2004 was $0.9 million, $1.3 million and $0.5 million.

G. Shareholders’ Equity

At December 29, 2006, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

H. Share-Based Awards and Purchase Plans

Stock Option and Award Plan. The Company has a stock incentive plan under which it grants stock options and share awards to directors, officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time, generally over three or four years, and in such installments as set by the Company, and expire ten years from the date of grant.

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is recorded as unearned compensation, a component of shareholders’ equity, and is charged to operations over the vesting period. There was no compensation cost related to restricted shares in 2006. Compensation cost charged to operations for restricted share awards was $116,000 in 2005 and $340,000 in 2004. Individual nonemployee directors of the Company may elect to receive all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 10,955 shares in 2006, 12,933 shares in 2005 and 11,577 shares in 2004. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 26, 2003	3,491	$12.51	1,461	$9.60
Granted	1,127	29.66
Exercised	(930)	10.24
Canceled	(66)	21.26

Outstanding, December 31, 2004	3,622	$18.28	1,804	$11.87
Granted	389	37.95
Exercised	(341)	11.57
Canceled	(55)	29.93

Outstanding, December 30, 2005	3,615	$20.85	2,017	$14.28
Granted	703	41.11
Exercised	(324)	15.11
Canceled	(38)	34.29

Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94

The aggregate intrinsic value of options exercised was $8.9 million in 2006, $8.6 million in 2005 and $18.1 million in 2004. The aggregate intrinsic value of options outstanding and options exercisable as of December 29, 2006 was $59.7 million and $51.5 million, respectively. The weighted average contractual term of vested options and options expected to vest as of December 29, 2006 was 6 years. The weighted average contractual term of exercisable options as of December 29, 2006 was 5 years. Cash received from exercise of stock options was $4.9 million in 2006, $3.9 million in 2005 and $9.5 million in 2004. Tax benefit realized from stock options exercised was approximately $3.2 million in 2006, $3.0 million in 2005 and $6.3 million in 2004.

The following table summarizes information for options outstanding and exercisable at December 29, 2006 (in thousands, except per share and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term	Options Outstanding Weighted Avg Exercise Price	Options Exercisable	Options Exercisable Weighted Avg Exercise Price

$ 5-12	732	3	$ 9.07	732	$ 9.07
12-21	1,164	5	16.59	1,088	16.52
27-36	1,010	7	29.74	343	28.28
36-49	1,050	9	40.06	109	38.34

$ 5-49	3,956	6	$24.79	2,272	$16.94

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 204,478 shares under this Plan in 2006, 245,303 shares in 2005 and 343,913 shares in 2004.

Authorized Shares. Shares authorized for issuance under the various stock option and purchase plans are shown below:

(In thousands)	Total Shares Authorized	Available for Future Issuance as of December 29, 2006

Stock Incentive Plan (2006)	7,375	4,597
Employee Stock Purchase Plan	19,744	550

Total	27,119	5,147

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 29, 2006, include options granted under three plans that were replaced by the Stock Incentive Plan in 2001 and 2006. No shares are available for future grants under those plans. Shares authorized under the Stock Incentive Plan (2006) include an increase of 4 million shares approved by shareholders at the annual meeting of shareholders in April 2006. At the same meeting, shareholders approved the 2006 Employee Stock Purchase Plan, which authorizes 2 million shares of common stock. The new plan will become effective in March 2007, at which time any shares remaining authorized and unissued by the old plan will be cancelled.

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2006	2005	2004

Numerator
Net earnings available to common shareholders	$149,766	$125,854	$108,681

Denominators
Weighted average shares outstanding for basic earnings per share	67,807	68,766	69,142
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	1,170	1,096	1,109

Denominator for diluted earnings per share	68,977	69,862	70,251

Basic earnings per share	$ 2.21	$ 1.83	$ 1.57

Diluted earnings per share	$ 2.17	$ 1.80	$ 1.55

Stock options to purchase 615,000 and 374,000 common shares were not included in the 2006 and 2005 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who elect to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $2.6 million in 2006, $2.3 million in 2005 and $2.4 million in 2004.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees hired before January 1, 2005 are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover most U.S. employees hired before January 1, 2006, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. For U.S. plans, benefits are based on years of service and the highest five consecutive years’ earnings in the ten years preceding retirement. The Company funds annually in amounts consistent with minimum funding requirements and maximum tax deduction limits. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plan’s investment in the common stock of the Company was $13.8 million at December 29, 2006, and $12.7 million at December 30, 2005.

The Company uses a December 31 measurement date for all of its plans.

For the funded pension plan, asset allocations at year-end were as follows:

	2006	2005

Graco common stock	7%	7%
Other equity securities	77%	74%
Debt securities	10%	13%
Real estate	5%	5%
Cash	1%	1%

Total	100%	100%

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities.

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 29, 2006, and December 30, 2005, and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2006	2005	2006	2005

Change in benefit obligation
Obligation, beginning of year	$191,261	$167,933	$30,555	$27,413
Pension obligation of acquired business	4,531	--	--	--
Service cost	5,444	4,648	849	841
Interest cost	10,541	9,931	1,511	1,620
Assumption changes	--	12,306	--	2,211
Plan amendments	211	--	(8,164)	--
Actuarial loss (gain)	(3,265)	3,767	(1,254)	(127)
Exchange rate changes	865	(1,059)	--	--
Benefit payments	(7,010)	(6,265)	(2,081)	(1,403)

Obligation, end of year	$202,578	$191,261	$21,416	$30,555

Change in plan assets
Fair value, beginning of year	$185,330	$175,951	$--	$--
Pension assets of acquired business	4,907	--	--	--
Actual return on assets	28,815	15,119	--	--
Employer contributions	777	525	2,081	1,403
Benefit payments	(7,010)	(6,265)	(2,081)	(1,403)

Fair value, end of year	$212,819	$185,330	$--	$--

Funded status
Funded status over (under)	$10,241	$(5,931)	$(21,416)	$(30,555)
Unrecognized prior service cost	--	926	--	--
Unrecognized loss	--	22,268	--	10,489
Minimum pension liability	--	(1,997)	--	--

Net	$10,241	$15,266	$(21,416)	$(20,066)

Amounts recognized in consolidated balance sheets
Non-current assets	$26,903	$29,616	$--	$--
Current liabilities	839	--	1,492	--
Non-current liabilities	15,823	14,350	19,924	20,066

Net	$10,241	$15,266	$(21,416)	$(20,066)

The accumulated benefit obligation for all defined benefit pension plans was $182 million and $171 million as of year-end 2006 and 2005, respectively. Information for plans with an accumulated benefit obligation in excess of plan assets follows:

(In thousands)	2006	2005

Projected benefit obligation	$16,662	$15,280
Accumulated benefit obligation	14,530	13,232
Fair value of plan assets	--	--

The components of net periodic benefit cost for the plans for 2006, 2005 and 2004 were as follows:

	Pension Benefits			Postretirement Medical Benefits

(In thousands)	2006	2005	2004	2006	2005	2004

Service cost - benefits earned during the period	$5,444	$4,648	$4,136	$849	$841	$771
Interest cost on projected benefit obligation	10,541	9,931	8,707	1,511	1,620	1,501
Expected return on assets	(16,582)	(15,549)	(14,095)	--	--	--
Amortization of transition obligation (asset)	--	(11)	(15)	--	--	--
Amortization of prior service cost	147	144	144	(161)	--	--
Amortization of net loss (gain)	535	92	(69)	595	526	452
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	320	370	284	N/A	N/A	N/A

Net periodic benefit cost (credit)	$405	$(375)	$908	$2,794	$2,987	$2,724

Amounts included in accumulated other comprehensive income as of December 29, 2006, that have not yet been recognized as components of net periodic benefit cost, were as follows:

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	Before Tax	Net of Tax	Before Tax	Net of Tax

Prior service cost (credit)	$996	$627	$(8,002)	$(5,041)
Net loss	6,407	4,036	8,639	5,442

Net	$7,403	$4,663	$637	$401

Amounts included in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in 2007 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	Before Tax	Net of Tax	Before Tax	Net of Tax

Prior service cost (credit)	$251	$158	$(766)	$(483)
Net loss	102	64	597	376

Net	$353	$222	$(169)	$(107)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits

Weighted average assumptions	2006	2005	2006	2005

Discount rate	5.7%	5.5%	5.8%	5.5%
Rate of compensation increase	3.8%	3.8%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits

Weighted average assumptions	2006	2005	2004	2006	2005	2004

Discount rate	5.5%	5.9%	5.9%	5.5%	6.0%	6.0%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.2%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In 2006, the annual cost increase limitation was changed to 5 percent for 2007, 4 percent for 2008 and 3 percent thereafter. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 9.5 percent for 2007, decreasing by one-half percentage point each year to a constant rate of 5 percent in 2016 and thereafter, subject to the plan’s annual increase limitation.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In 2005, it was determined that certain provisions of the retirement medical plan are eligible for the Medicare subsidy under the Act. The projected subsidy had no significant effect on the accumulated benefit obligation and periodic cost.

At December 29, 2006, a one percent change in assumed health care cost trend rates would have no impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $0.7 million to its unfunded pension plans and $1.5 million to the postretirement medical plan in 2007. No contribution to the funded pension plan is expected in 2007. Estimated future benefit payments are as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

2007	$ 7,700	$1,500
2008	8,200	1,400
2009	8,900	1,400
2010	10,300	1,400
2011	10,600	1,400
Years 2012 - 2016	64,300	7,500

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $5 million at December 29, 2006, payable as follows:

(In thousands)	Buildings	Vehicles & Equipment	Total

2007	$1,183	$1,127	$2,310
2008	510	689	1,199
2009	204	327	531
2010	63	98	161
2011	22	42	64
Thereafter	700	--	700

Total	$2,682	$2,283	$4,965

Total rental expense was $1.8 million for 2006, $1.7 million for 2005 and $1.3 million for 2004.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $17 million at December 29, 2006. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $13 million. The Company has also committed up to $3 million under capital expenditure plans for facility construction and improvements. In addition, the Company could be obligated to perform under standby letters of credit totaling $2.2 million at December 29, 2006. The Company has also guaranteed the debt of its subsidiaries for up to $15 million.

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

L. Acquisitions

Lubriquip. In July 2006, the Company purchased the stock of Lubriquip, Inc. for approximately $31 million cash. Lubriquip, with sales of approximately $30 million in 2005, is a manufacturer of centralized and automated oil and grease lubrication systems, force-feed lubricators, metering devices and related electronic controls and accessories. The products, brands and distribution channels of Lubriquip will expand and complement the Company’s Lubrication Equipment business. Results of Lubriquip operations have been included in the Lubrication segment since the date of acquisition.

Lubriquip has manufacturing facilities in Warrensville Heights, Ohio and Madison, Wisconsin. The Company plans to close both facilities in 2007 and combine those operations with the Company’s existing lubrication businesses in a new facility in Anoka, Minnesota.

The purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$2,400
Inventories	3,700
Deferred income taxes	600
Property, plant and equipment	3,000
Prepaid pension	400
Identifiable intangible assets	17,000
Goodwill	14,000

Total purchase price	41,100
Current liabilities assumed	(3,600)
Deferred income taxes	(6,800)

Net assets acquired	$30,700

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Product documentation (8 years)	$ 8,500
Customer relationships (7 years)	3,700
Proprietary technology (5 years)	1,600

Total (7 years)	13,800
Brand names (indefinite useful life)	3,200

Total identifiable intangible assets	$17,000

None of the goodwill or identifiable intangible assets is expected to be deductible for tax purposes.

Liquid Control. Effective January 1, 2005, the Company purchased the stock of Liquid Control Corporation and its affiliated company Profill Corp. for approximately $35 million cash. Liquid Control designs and manufactures highly engineered precision resin dispensing equipment, which will expand and complement the Company’s Industrial business. Liquid Control had sales of approximately $26 million in 2004. Results of Liquid Control’s operations have been included in the Industrial segment since the date of acquisition.

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

Gusmer. Effective February 4, 2005, the Company purchased the stock of Gusmer Corporation and Gusmer Europe, S.L. for approximately $68 million cash. Gusmer designs and manufactures specialized two-component dispense equipment systems, which will expand and complement the Company’s Industrial business. Gusmer had sales of approximately $43 million in 2004. Results of Gusmer’s operations have been included in the Industrial segment since the date of acquisition.

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

PBL. Effective November 28, 2005, the Company purchased the assets and assumed certain liabilities of PBL Industries for approximately $8 million cash. PBL manufactured fuel transfer pumps, oil transfer pumps and related parts and accessories and had annual sales of $5 million. The Company has employed the PBL assets to expand and complement its Lubrication segment business.

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

For tax purposes, each of the acquisitions in 2005 was treated as a purchase of assets, and goodwill is expected to be fully deductible.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2006 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2006 Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Company” in Part I of this 2006 Annual Report on Form 10-K and the information under the headings “Election of Directors-Nominees and Other Directors,” “Election of Directors — Nominating Process” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, to be held on April 20, 2007 (the “Proxy Statement”), are incorporated herein by reference.

New York Stock Exchange Rule 303A.12

Our Company’s Annual CEO Certification as required by NYSE Rule 303A.12(a) was filed with the New York Stock Exchange on or about May 22, 2006. The certifications of the Chairman, President and Chief Executive Officer and Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our Company’s disclosure in this 2006 Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 hereto.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Committees of the Board of Directors” of our Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Our Company has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. We have also issued Conduct of Business Guidelines (Code of Ethics) that apply to our principal executive officer, principal financial officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Conduct of Business Guidelines, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com. Copies of these documents are also available in print by written request directed to Secretary, Graco Inc., P.O. Box 1441, Minneapolis, MN 55440-1441.

Our Company intends to post on the Graco website any amendment to, or waiver from, a provision of the Conduct of Business Guidelines that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver.

Section 16(a) Reporting Compliance

The information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Organization and Compensation Committee” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Business Relationships,” “Related Persons Transaction Approval Policy” and “Election of Directors — Director Independence” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the headings “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements See Part II
			Page
	(2)	Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts	48

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.	50

Schedule II — Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves[1]	Other add (deduct)[2]	Balance at end of year

Year ended December 29, 2006
Allowance for doubtful accounts	$2,300	$--	$--	$300	$2,600
Allowance for returns and credits	3,600	10,400	10,900	100	3,200

	$5,900	$10,400	$10,900	$400	$5,800

Year ended December 30, 2005
Allowance for doubtful accounts	$2,300	$300	$200	$(100)	$2,300
Allowance for returns and credits	3,300	8,100	7,700	(100)	3,600

	$5,600	$8,400	$7,900	$(200)	$5,900

Year ended December 31, 2004
Allowance for doubtful accounts	$2,600	$200	$500	$--	$2,300
Allowance for returns and credits	3,100	6,400	6,200	--	3,300

	$5,700	$6,600	$6,700	$--	$5,600

(1)	For doubtful accounts, represents amounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves. For returns and credits, represents amounts of credits issued and returns processed.
(2)	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

/s/David A. Roberts	February 19, 2007
David A. Roberts
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David A. Roberts	February 19, 2007
David A. Roberts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/James A. Graner	February 19, 2007
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

D. A. Roberts	Director, Chairman of the Board
R. G. Bohn	Director
W. J. Carroll	Director
J. W. Eugster	Director
J. K. Gilligan	Director
L. R. Mitau	Director
M. A. Morfitt	Director
M. H. Rauenhorst	Director
W. G. Van Dyke	Director
R. W. Van Sant	Director

David A. Roberts, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/David A. Roberts	February 19, 2007
David A. Roberts
Chairman, President and Chief Executive Officer
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

2.1	Stock Purchase Agreement By and Among PMC Global, Inc. Gusmer Machinery Group, Inc. and Graco Inc., dated as of February 4, 2005 (Incorporated by reference to exhibit 2.1 to the Company's Report on Form 8-K dated February 10, 2005.)

2.2	Stock Purchase Agreement By and Among PMC Europe Investments, S.L. and Graco Inc. dated as of February 4, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K dated February 10, 2005.)

3.1	Restated Articles of Incorporation as amended September 24, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s 2004 Annual Report on Form 10-K.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

4.1	Rights Agreement dated as of February 25, 2000, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, National Association, as Rights Agent, including as Exhibit A the form of the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 4 to the Company’s Report on Form 8-K dated February 25, 2000.)

4.2	Credit agreement dated April 1, 2006, between the Company and Wachovia Bank, N.A. (Promissory Note and Offering Basis Loan Agreement) (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 31, 2006.)

4.3	Credit Agreement dated July 10, 2006, between the Company and U.S. Bank N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.)

*10.1	Executive Officer Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K filed on February 25, 2005.)

*10.2	Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.2 to the Company's 2004 Annual Report on Form 10-K.)

*10.3	Graco Inc. Nonemployee Director Stock Option Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Long Term Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.5	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

10.6	Employee Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.7	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to the Company’s Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.) Amendment 2 dated May 27, 2000. Amendment 3 dated May 27, 2002.

*10.8	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Amendment 2 dated November 1, 2005.

10.9	CEO Award Program.

*10.10	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

*10.11	Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.8 to the Company's 1997 Annual Report on Form 10-K.) First Amendment to Restoration Plan 1998 Restatement. (Incorporated by reference to Exhibit 10.11 of the Company's 2003 Annual Report on Form 10-K.); Second Amendment to Restoration Plan 1998 Restatement.

*10.12	Restoration Plan (2005 Statement.) (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006.

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s 2001 Annual Report on Form 10-K.)

*10.14	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.15	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s 2001 Annual Report on Form 10-K.)

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to Chief Executive Officer in 2001 and 2002. Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s 2004 Annual Report on Form 10-K.) Amended form of agreement for awards made to Chief Executive Officer in 2004. Amended form of agreement for awards made to executive officers in 2004. (Incorporated by reference to Exhibit 10.2 and 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.17	Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to selected executive officers, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K filed March 11, 1993.)

*10.18	Election Form. Form of agreement used for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company's 2004 Annual Report on Form 10-K.)

*10.19	Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control. (Incorporated by reference to Exhibit 10.15 to the Company's 2001 Annual Report on Form 10-K.)

*10.21	Trust Agreement for Nonemployee Director Deferred Stock Account dated September 30, 1997, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirty-nine weeks ended September 26, 1997.)

*10.22	Letter Agreement with President and Chief Executive Officer, dated June 5, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

*10.23	Form of salary protection arrangement between the Company and executive officers.

*10.24	Executive Group Long-Term Disability Policy. (Incorporated by reference to the Company's 2004 Annual Report on Form 10-K.)

*10.25	Compensation arrangement with President and Chief Executive Officer, dated December 18, 2005. (Incorporated by reference to Item 1.01 to the Company’s Report on Form 8-K filed December 14, 2005.)

11	Statement of Computation of Earnings per share included in Note I on page 38.

21	Subsidiaries of the Registrant included herein on page 53.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 54.

24	Power of Attorney included herein on page 55.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 56.

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) included herein on page 57.

32	Certification of Chairman, President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 58.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 59.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company as of December 29, 2006:

Subsidiary	Jurisdiction of Organization	Percentage of Voting Securities Owned by the Company

Graco Australia Pty Ltd.	Australia	100%***
Graco Canada Inc.	Canada	100%
Graco do Brasil Limitada	Brazil	100%*
Graco Fluid Equipment (Shanghai) Co. Ltd.	China (PRC)	100%
Graco Fluid Equipment (Suzhou) Co. Ltd.	China (PRC)	100%*****
Graco GmbH	Germany	100%
Graco Hong Kong Ltd.	Hong Kong	100%
Graco K.K.	Japan	100%
Graco Korea Inc.	Korea	100%
Graco Ltd.	England	100%
Graco Minnesota Inc.	United States	100%
Graco N.V.	Belgium	100%*
Graco S.A.S.	France	100%
Gusmer Corporation	United States	100%
Gusmer Canada Ltd.	Canada	100%****
Gusmer Europe, S.L.	Spain	100%****
Gusmer Sudamerica S.A.	Argentina	100%****
Liquid Control Corporation[1]	United States	100%
Liquid Control Ltd.	England	100%**
Lubriquip, Inc.	United States	100%

*	Includes shares held by selected directors and/or executive officers of the Company or the relevant subsidiary to satisfy the requirements of local law.
**	Shares 100% held by Liquid Control Corporation.
***	Shares 100% held by Graco Hong Kong Limited.
****	Shares 100% held by Gusmer Corporation.
*****	Shares 100% owned by Graco Minnesota Inc.

[1]	Effective January 1, 2007, the name was changed to Graco Ohio Inc.

Exhibit 23

Consent Of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements No. 333-17691. No. 333-17787, No. 333-03459, No. 333-75307, No. 333-63128, No. 333-123813 and No. 333-134162 on Form S-8 of our reports dated February 19, 2007, relating to the financial statements and financial statement schedule of Graco Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's change in the method of accounting for share-based compensation in 2006 described in Note A) and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Graco Inc. for the year ended December 29, 2006.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 19, 2007

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints David A. Roberts or James A. Graner, that person's true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for that person and in that person's name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 29, 2006, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, the following persons have signed this Power of Attorney on the date indicated.

Date

/s/R. G. Bohn	February 16, 2007
W. J. Carroll

/s/W. J. Carroll	February 16, 2007
W. J. Carroll

/s/J. W. Eugster	February 16, 2007
J. W. Eugster

/s/J. K. Gilligan	February 16, 2007
J. K. Gilligan

/s/L. R. Mitau	February 16, 2007
L. R. Mitau

/s/M. A. Morfitt	February 16, 2007
M. A. Morfitt

/s/M. H. Rauenhorst	February 16, 2007
M. H. Rauenhorst

/s/D. A. Roberts	February 16, 2007
D. A. Roberts

/s/W. G. Van Dyke	February 16, 2007
W. G. Van Dyke

/s/R. W. Van Sant	February 16, 2007
R. W. Van Sant

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 19, 2007	/s/David A. Roberts
David A. Roberts
Chairman, President and Chief Executive Officer

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 19, 2007	/s/James A. Graner
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

Date: February 19, 2007	/s/David A. Roberts
David A. Roberts
Chairman, President and Chief Executive Officer

Date: February 19, 2007	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer

Exhibit 99

Cautionary Statement Regarding Forward-Looking Statements

Graco Inc. (our “Company”) wishes to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so.

From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Company’s Form 10-K, Form 10-Q and Form 8-K, its Annual Report to Shareholders, and press releases, other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will”, and similar expressions, and reflect our Company’s expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect our Company’s operating results are the following:

•	With respect to our Company’s business as a whole, our Company’s prospects and operating results may be affected by:

—	changes in world economies, including expansions, downturns or recessions and fluctuations in gross domestic product, capital goods investment activity, interest rates, and foreign currency exchange rates;

—	the ability of our Company to successfully integrate acquisitions, in particular the recent acquisitions of Liquid Control Corporation, Gusmer Corporation and Lubriquip, Inc.;

—	the ability of our Company to successfully divest or discontinue incompatible or unprofitable lines of business;

—	the ability of our Company to successfully maintain quality, customer service and inventory levels in light of the longer lead times created by the establishment of assembly operations in Suzhou, People’s Republic of China and the expanding use of foreign sources for materials and components, especially in Asia;

—	the ability of our Company to successfully recruit and employ employees with required skills, training and education, such as machinists and engineers;

—	international trade factors, including changes in international trade policy, such as export controls, trade sanctions, increased tariff barriers and other restrictions; weaker protection of our Company’s proprietary technology in certain foreign countries; the burden of complying with foreign laws and standards; and potentially burdensome taxes;

—	the ability of our Company to develop new products and technologies; maintain and enhance its market position relative to its competitors; maintain and enhance its distribution channels; identify and enter into new markets; realize productivity and product quality improvements; react expeditiously to fluctuations in demand; offset cost pressures from labor, materials and overhead with price increases; and control expenses;

—	disruption in operations, transportation, communication, customer operations, distribution, payment or sources of supply, including the cost and availability of skilled labor, materials and energy, caused by political or economic instability, acts of God, labor disputes, war, embargo, weather, flood, fire, infectious disease, or other cause beyond its reasonable control, including military conflict in the Middle East or on the Korean peninsula, and terrorist activity throughout the world;

—	cost pressure and lack of availability of key materials and materials used in the manufacture of products;

—	worldwide competition from low-cost manufacturers, including those that copy our Company's products;

—	security breaches, breakdown, interruption in or inadequate upgrading or maintenance of our Company's information processing software, hardware or networks;

—	successful implementation of an enterprise resource planning ("ERP") software system throughout our Company;

—	changes in the markets in which our Company participates, including consolidation of competitors and major customers, price competition, and products demanded;

—	changes in accounting standards or in the application by our Company of critical accounting policies;

—	compliance with corporate governance requirements;

—	growth in either the severity or magnitude of the products liability claims against our Company, particularly with respect to asbestos or silica claims; and

—	changes in the return on investments in the Company's retirement plan.

•	The prospects and operating results of our Company’s Contractor Equipment segment may be affected by: variations in the level of residential, commercial and institutional building and remodeling activity; the loss of, or significant reduction in sales to large customers; the pricing power of large customers; the availability and cost of construction financing; changes in the environmental regulation of coatings; consolidation in the paint equipment manufacturing industry and paint manufacturing industry; changes in the technology of paint and coating applications; changes in the buying and channel preferences of the end user; the Company’s success in converting painters outside North America from brush and roller to spray equipment; changes in the business practices (including inventory management) of the major distributors of contractor equipment; changes in construction materials and techniques; changes in the cost of labor in foreign markets; the regional market strength of certain competitors; the level of government spending on infrastructure development and road construction, maintenance and repair; and the nature and extent of highway safety regulation.

•	The prospects and operating results of our Company’s Industrial Equipment segment may be affected by: the capital equipment spending levels of customers; the availability and cost of financing; changes in the environmental regulation of coatings; changes in the technical and performance characteristics of materials, including powder coatings; changes in application technology; the ability of our Company to meet changing customer requirements; consolidation or other change in the channels of distribution; the pricing strategies of competitors; consolidation in the fluid handling equipment manufacturing industry; changes in the worldwide procurement practices of the major automobile manufacturers; changes in automotive manufacturing processes; and consolidation in the automobile manufacturing industry worldwide.

•	The prospects and operating results of our Company’s Lubrication Equipment segment may be affected by: consolidation in the oil production industry; the development of extended life lubricants for vehicles; the reduction in the need for changing vehicle lubricants; consumer trends in “do-it-yourself” versus “do-it-for-me”oil changes; the successful development of vehicles that use power sources other than the internal combustion engine; consolidation of automotive dealerships; trends in spending by state and local governments; variations in the equipment spending levels of the major oil companies; and the ability to profitably grow our newly acquired industrial lubrication business (Lubriquip).