Form 10-Q
period 2007-03-30
GRACO INC
filed 2007-04-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 30, 2007

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

66,520,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of April 18, 2007.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	13-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 6.	Exhibits	18

SIGNATURES

EXHIBITS
PART I

GRACO INC. AND SUBSIDIARIES
Item 1.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006

Net Sales	$197,495	$192,216

Cost of products sold	92,633	88,989

Gross Profit	104,862	103,227

Product development	8,272	7,212

Selling, marketing and distribution	29,263	27,942

General and administrative	15,240	13,421

Operating Earnings	52,087	54,652

Interest expense	258	125

Other expense (income), net	(106)	5

Earnings before Income Taxes	51,935	54,522

Income taxes	18,200	19,100

Net Earnings	$33,735	$35,422

Basic Net Earnings per Common Share	$.51	$.52

Diluted Net Earnings per Common Share	$.50	$.51

Cash Dividends Declared per Common Share	$.17	$.15

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 30, 2007	Dec. 29, 2006
ASSETS

Current Assets
Cash and cash equivalents	$4,767	$5,871
Accounts receivable, less allowances of
$6,100 and $5,800	142,137	134,105
Inventories	87,366	76,311
Deferred income taxes	22,772	20,682
Other current assets	2,144	2,014
Total current assets	259,186	238,983

Property, Plant and Equipment
Cost	289,719	278,318
Accumulated depreciation	(156,579)	(153,794)
Property, plant and equipment, net	133,140	124,524

Prepaid Pension	27,703	26,903
Goodwill	67,173	67,174
Other Intangible Assets, net	48,195	50,325
Other Assets	3,420	3,694
Total Assets	$538,817	$511,603

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$33,361	$18,363
Trade accounts payable	28,761	27,442
Salaries, wages and commissions	13,850	26,303
Dividends payable	11,006	11,055
Other current liabilities	53,994	45,766
Total current liabilities	140,972	128,929

Retirement Benefits and Deferred Compensation	37,011	36,946
Uncertain Tax Positions	5,800	—
Deferred Income Taxes	13,317	14,724

Shareholders' Equity
Common stock	66,536	66,805
Additional paid-in capital	140,676	130,621
Retained earnings	139,645	138,702
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(67)	(60)
Pension liability adjustment	(5,073)	(5,064)
Total shareholders' equity	341,717	331,004
Total Liabilities and Shareholders' Equity	$538,817	$511,603

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Cash Flows from Operating Activities

Net Earnings	$33,735	$35,422
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	6,959	5,781
Deferred income taxes	(3,478)	(1,706)
Share-based compensation	2,218	2,164
Excess tax benefit related to share-based
payment arrangements	(848)	(2,000)
Change in:
Accounts receivable	(7,631)	(6,471)
Inventories	(10,985)	(7,934)
Trade accounts payable	1,711	4,906
Salaries, wages and commissions	(12,469)	(9,825)
Retirement benefits and deferred compensation	(989)	19
Other accrued liabilities	9,281	11,883
Uncertain tax positions	5,800	—
Other	(165)	50
Net cash provided by operating activities	23,139	32,289

Cash Flows from Investing Activities

Property, plant and equipment additions	(13,267)	(4,371)
Proceeds from sale of property, plant and equipment	149	19
Net cash used in investing activities	(13,118)	(4,352)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	29,415	4,333
Payments on notes payable and lines of credit	(14,476)	(8,310)
Excess tax benefit related to share-based payment
arrangements	848	2,000
Common stock issued	8,355	10,200
Common stock retired	(23,985)	(17,404)
Cash dividends paid	(11,010)	(9,922)
Net cash provided by (used in) financing activities	(10,853)	(19,103)
Effect of exchange rate changes on cash	(272)	(315)
Net increase (decrease) in cash and cash equivalents	(1,104)	8,519

Cash and cash equivalents
Beginning of year	5,871	18,664
End of period	$4,767	$27,183

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 30, 2007 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 30, 2007, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006

Net earnings available to common shareholders	$33,735	$35,422

Weighted average shares outstanding for basic
earnings per share	66,667	68,428

Dilutive effect of stock options computed using the
treasury stock method and the average market
price	1,048	1,121

Weighted average shares outstanding for diluted
earnings per share	67,715	69,549

Basic earnings per share	$.51	$.52

Diluted earnings per share	$.50	$.51

Stock options to purchase 948,000 and 1,000 shares are not included in the 2007 and 2006 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 30, 2007 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94
Granted	539	41.36
Exercised	(114)	11.44
Canceled	(19)	35.57
Outstanding, March 30, 2007	4,362	$27.14	2,620	$19.91

The aggregate intrinsic value of exercisable option shares was $50.7 million as of March 30, 2007, with a weighted average contractual term of 5.2 years. There were approximately 4.3 million vested share options and share options expected to vest as of March 30, 2007, with an aggregate intrinsic value of $54.9 million, a weighted average exercise price of $26.81 and a weighted average contractual term of 6.5 years.

Information related to options exercised in the first three months of 2007 and 2006 follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Cash received	$1,305	$3,409
Aggregate intrinsic value	3,407	6,359
Tax benefit realized	1,200	2,300

The Company recognized share-based compensation of $2.2 million in both the first quarter of 2007 and the first quarter of 2006. As of March 30, 2007, there was $13.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Expected life in years	6.0	6.3
Interest rate	4.6%	4.6%
Volatility	26.2%	27.8%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$12.05	$12.81

Under the Company’s Employee Stock Purchase Plan, the Company issued 202,000 shares in 2007 and 204,000 shares in 2006. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Expected life in years	1.0	1.0
Interest rate	4.9%	4.6%
Volatility	24.4%	24.0%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$9.79	$10.18

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006

Pension Benefits
Service cost	$1,479	$1,440
Interest cost	2,882	2,608
Expected return on assets	(4,800)	(4,175)
Amortization and other	255	192
Net periodic benefit cost (credit)	$(184)	$65

Postretirement Medical
Service cost	$150	$250
Interest cost	300	420
Amortization and other	(50)	186
Net periodic benefit cost	$400	$856

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006

Net income	$33,735	$35,422
Foreign currency translation adjustments	(7)	515
Pension liability adjustment, net of tax	(9)	(19)
Comprehensive income	$33,719	$35,918

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 30, 2007 and March 31, 2006 were as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Net Sales
Industrial	$105,065	$100,160
Contractor	69,751	74,352
Lubrication	22,679	17,704
Consolidated	$197,495	$192,216

Operating Earnings
Industrial	$34,418	$32,083
Contractor	17,027	21,042
Lubrication	3,064	4,755
Unallocated corporate	(2,422)	(3,228)
Consolidated	$52,087	$54,652

7.	Major components of inventories were as follows (in thousands):

	March 30, 2007	Dec. 29, 2006

Finished products and components	$51,909	$44,969
Products and components in various stages
of completion	29,795	26,841
Raw materials and purchased components	36,188	35,258
	117,892	107,068
Reduction to LIFO cost	(30,526)	(30,757)
Total	$87,366	$76,311

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation	Book Value
March 30, 2007
Customer relationships and
distribution network	4 - 8	$26,102	$(8,272)	$4	$17,834
Patents, proprietary technology
and product documentation	5 - 15	22,243	(5,261)	4	16,986
Trademarks and trade names	3 - 10	4,684	(1,582)	13	3,115
		53,029	(15,115)	21	37,935
Not Subject to Amortization:
Brand names		10,260	—	—	10,260
Total		$63,289	$(15,115)	$21	$48,195

December 29, 2006
Customer relationships and
distribution network	4 - 8	$26,102	$(7,335)	$6	$18,773
Patents, proprietary technology
and product documentation	5 - 15	22,243	(4,443)	5	17,805
Trademarks, trade names and
other	3 - 10	5,114	(1,641)	14	3,487
		53,459	(13,419)	25	40,065
Not Subject to Amortization:
Brand names		10,260	—	—	10,260
Total		$63,719	$(13,419)	$25	$50,325

Amortization of intangibles was $2.1 million in the first quarter of 2007. Estimated annual amortization expense is as follows: $8.2 million in 2007, $7.8 million in 2008, $6.9 million in 2009, $5.8 million in 2010, $4.9 million in 2011 and $6.4 million thereafter.

9.	Components of other current liabilities were (in thousands):

	March 30, 2007	Dec. 29, 2006

Accrued insurance liabilities	$ 7,959	$ 7,833
Accrued warranty and service liabilities	6,380	6,675
Accrued trade promotions	5,113	7,265
Payable for employee stock purchases	1,069	5,846
Income taxes payable	16,971	3,920
Other	16,502	14,227
	$53,994	$45,766

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended March 30, 2007	Year Ended Dec. 29, 2006

Balance, beginning of year	$6,675	$7,649
Charged to expense	991	4,442
Margin on parts sales reversed	758	1,944
Reductions for claims settled	(2,044)	(7,360)
Balance, end of period	$6,380	$6,675

10.	Effective at the beginning of 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

At the beginning of 2007, the Company’s liability for uncertain tax positions was $5.5 million. Unrecognized tax benefits of $4.9 million would affect the Company's effective tax rate if recognized. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. At the beginning of 2007, approximately $0.6 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes in components of the liability in the first quarter of 2007.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Company’s U.S. income tax returns for 2004 and 2005 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time.

Approximately $1 million of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.

Item 2.
GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First quarter net earnings of $33.7 million were 5 percent below net earnings in the first quarter last year. The decrease resulted from a lower gross margin rate and higher expenses, which more than offset the favorable impact of a 3 percent increase in sales.

Results include the operations of Lubriquip, which was acquired in July 2006. The integration of Lubriquip is on track for completion by the end of the year and the consolidation of Gusmer operations was competed in the first quarter. Costs and expenses related to the integration and consolidation activities totaled approximately $1 million in the first quarter of 2007.

Foreign currency translation rates had a favorable impact on first quarter sales and net earnings. Translated at consistent exchange rates, sales increased 1 percent and net earnings decreased 8 percent.

Net Sales

Sales by reportable segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended
	March 20, 2007	March 31, 2006
By Segment
Industrial	$105,065	$100,160
Contractor	69,751	74,352
Lubrication	22,679	17,704
Consolidated	$197,495	$192,216

By Geographic Area
Americas[1]	$120,546	$132,212
Europe[2]	49,377	39,546
Asia Pacific	27,572	20,458
Consolidated	$197,495	$192,216

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Industrial segment sales increased 5 percent. A decrease in the Americas was more than offset by double-digit percentage increases in Europe and Asia Pacific.

Contractor segment sales decreased 6 percent. Segment sales in Europe increased 40 percent while sales were lower in the Americas and Asia Pacific. In the Americas, growth in the home center channel was not enough to offset the decline in the professional paint stores channel.

Lubrication segment sales increased 28 percent due to sales of Lubriquip products, acquired in mid-2006. Sales in this segment increased in all geographic areas.

Gross Profit

Gross profit as a percentage of sales was 53.1 percent compared to 53.7 percent for the first quarter last year. The decrease was due mainly to lower margin rates on Lubriquip products and higher production and material costs, offset somewhat by the favorable impacts of currency translation and pricing.

Operating Expenses

Total operating expenses increased $4 million including approximately $1.5 million related to Lubriquip. The Contractor segment incurred approximately $1 million of expenses related to the market testing of a new line of sprayers in the home center channel.

Income Taxes

The effective tax rate of 35 percent was the same as last year’s rate for the first quarter.

Liquidity and Capital Resources

Significant uses of cash in the first quarter of 2007 included $24 million for purchases and retirement of Company common stock, $13 million for capital additions and $11 million for payment of dividends. During the first quarter of 2006, significant uses of cash included $17 million for purchases and retirement of Company common stock and $10 million for dividends.

At March 30, 2007, the Company had various lines of credit totaling $145 million, of which $115 million was unused. Internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

First quarter sales fell short of expectations due mostly to soft demand in the North American Industrial and Contractor businesses. Management expects that 2007 will continue to be a challenging sales growth environment in North America. Spending over the remainder of the year will be adjusted accordingly, however, the Company will continue to invest for the future by funding key growth strategies.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2006 for a more comprehensive discussion of these and other risk factors.

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

There are no material changes related to market risk from the disclosures made in the Company’s 2006 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s Chairman, President and Chief Executive Officer, Chief Financial Officer and Treasurer, Vice President and Controller and Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2006, the Board of Directors authorized the Company to purchase up to a total of 7,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization expires on February 29, 2008.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec. 30, 2006 - Jan 26, 2007	133,600	$40.27	133,600	4,909,900

Jan 27, 2007 - Feb 23, 2007	170,000	$41.11	170,000	4,739,900

Feb 24, 2007 - Mar 30, 2007	283,800	$39.46	283,800	4,456,100

Item 4.	Submission of Matters to a Vote of Security Holders

None
Item 6.	Exhibits

4.1	Credit agreement dated April 1, 2006, between the Company and Wachovia Bank, N.A. (Promissory Note and Offering Basis Loan Agreement) (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the thirteen weeks ended March 31, 2006.); as extended by letter from Wachovia Bank, N.A. to Graco Inc., dated March 26, 2007.

10.1	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). Form of agreement for award made to Chief Executive Officer in 2007.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of Chairman, President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 24, 2007	By:	/s/David A. Roberts
David A. Roberts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2007	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)