Form 10-Q
period 2007-06-29
GRACO INC
filed 2007-07-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 29, 2007

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

65,286,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of July 18, 2007.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-13

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	14-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits	20

SIGNATURES

EXHIBITS
PART I

GRACO INC. AND SUBSIDIARIES
Item 1.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net Sales	$231,384	$218,632	$428,879	$410,848

Cost of products sold	109,152	101,686	201,785	190,675

Gross Profit	122,232	116,946	227,094	220,173

Product development	7,544	7,538	15,816	14,750
Selling, marketing and distribution	31,917	30,524	61,180	58,466
General and administrative	15,057	15,056	30,297	28,477

Operating Earnings	67,714	63,828	119,801	118,480

Interest expense	642	189	900	314
Other expense (income), net	92	4	(14)	9

Earnings Before Income Taxes	66,980	63,635	118,915	118,157

Income Taxes	22,800	22,300	41,000	41,400

Net Earnings	$44,180	$41,335	$77,915	$76,757

Basic Net Earnings
per Common Share	$0.67	$0.61	$1.17	$1.12

Diluted Net Earnings
per Common Share	$0.66	$0.60	$1.16	$1.11

Cash Dividends Declared
per Common Share	$0.17	$0.15	$0.33	$0.29

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 29, 2007	Dec. 29, 2006
ASSETS

Current Assets
Cash and cash equivalents	$4,689	$5,871
Accounts receivable, less allowances of
$6,300 and $5,800	159,874	134,105
Inventories	81,833	76,311
Deferred income taxes	21,883	20,682
Other current assets	2,039	2,014
Total current assets	270,318	238,983

Property, Plant and Equipment
Cost	295,848	278,318
Accumulated depreciation	(159,166)	(153,794)
Total property, plant and equipment, net	136,682	124,524

Prepaid Pension	28,503	26,903
Goodwill	67,206	67,174
Other Intangible Assets, net	46,157	50,325
Other Assets	4,485	3,694
Total Assets	$553,711	$511,603

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$65,168	$18,363
Trade accounts payable	31,330	27,442
Salaries, wages and commissions	16,132	26,303
Dividends payable	10,841	11,055
Other current liabilities	39,594	45,766
Total current liabilities	163,065	128,929

Retirement Benefits and Deferred Compensation	38,023	36,946
Uncertain Tax Positions	6,100	—
Deferred Income Taxes	11,651	14,724

Shareholders' Equity
Common stock	65,633	66,805
Additional paid-in-capital	154,186	130,621
Retained earnings	119,982	138,702
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	54	(60)
Pension liability adjustment	(4,983)	(5,064)
Total shareholders' equity	334,872	331,004
Total Liabilities and Shareholders' Equity	$553,711	$511,603

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006
Cash Flows from Operating Activities

Net Earnings	$77,915	$76,757
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	13,994	12,093
Deferred income taxes	(4,312)	(2,850)
Share-based compensation	4,351	4,637
Excess tax benefit related to share-based
payment arrangements	(3,848)	(2,400)
Change in:
Accounts receivable	(24,733)	(13,780)
Inventories	(5,358)	(10,147)
Trade accounts payable	1,465	2,411
Salaries, wages and commissions	(10,313)	(5,178)
Retirement benefits and deferred compensation	(713)	139
Other accrued liabilities	(1,270)	2,625
Uncertain tax positions	6,100	—
Other	(114)	220
Net cash provided by operating activities	53,164	64,527

Cash Flows from Investing Activities

Property, plant and equipment additions	(21,646)	(9,467)
Proceeds from sale of property, plant and equipment	207	86
Investment in life insurance	(1,499)	—
Capitalized software and other intangible asset additions	(5)	(73)
Net cash used in investing activities	(22,943)	(9,454)

Cash Flows from Financing Activities

Borrowings on notes payable and lines of credit	96,557	21,912
Payments on notes payable and lines of credit	(49,812)	(23,592)
Excess tax benefit related to share-based
payment arrangements	3,848	2,400
Common stock issued	19,194	11,101
Common stock retired	(78,470)	(45,839)
Cash dividends paid	(21,984)	(19,841)
Net cash provided by (used in) financing activities	(30,667)	(53,859)
Effect of exchange rate changes on cash	(736)	(1,509)
Net increase (decrease) in cash and cash equivalents	(1,182)	(295)

Cash and cash equivalents
Beginning of year	5,871	18,664
End of period	$4,689	$18,369

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 29, 2007 and the related statements of earnings for the thirteen and twenty-six weeks ended June 29, 2007 and June 30, 2006, and cash flows for the twenty-six weeks ended June 29, 2007 and June 30, 2006 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 29, 2007, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net earnings available to common shareholders	$44,180	$41,335	$77,915	$76,757

Weighted average shares outstanding for basic
earnings per share	66,045	68,121	66,356	68,275

Dilutive effect of stock options computed using the
treasury stock method and
the average market price	1,025	1,199	1,036	1,159

Weighted average shares outstanding for diluted
earnings per share	67,070	69,320	67,392	69,434

Basic earnings per share	$0.67	$0.61	$1.17	$1.12

Diluted earnings per share	$0.66	$0.60	$1.16	$1.11

Stock options to purchase 1,228,000 and 619,000 shares are not included in the 2007 and 2006 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 29, 2007 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94
Granted	648	41.23
Exercised	(652)	18.49
Canceled	(353)	39.10
Outstanding, June 29, 2007	3,599	$27.48	2,112	$20.10

The aggregate intrinsic value of exercisable option shares was $42.8 million as of June 29, 2007, with a weighted average contractual term of 4.9 years. There were approximately 3.5 million vested share options and share options expected to vest as of June 29, 2007, with an aggregate intrinsic value of $47.0 million, a weighted average exercise price of $27.19 and a weighted average contractual term of 6.3 years.

Information related to options exercised in the first six months of 2007 and 2006 follows (in thousands):

	Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006
Cash received	$12,046	$4,197
Aggregate intrinsic value	14,535	7,802
Tax benefit realized	5,300	2,800

The Company recognized year-to-date share-based compensation of $4.4 million in 2007 and $4.6 million in 2006. As of June 29, 2007, there was $12.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty Six Weeks Ended
	June 29, 2007	June 30, 2006
Expected life in years	6.0	6.3
Interest rate	4.7%	4.6%
Volatility	26.1%	27.8%
Dividend yield	1.6%	1.4%
Weighted average fair value per share of options granted	$12.01	$12.97

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

	Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006
Expected life in years	1.0	1.0
Interest rate	4.9%	4.6%
Volatility	24.4%	24.0%
Dividend yield	1.6%	1.4%
Weighted average fair value per share of options granted	$9.79	$10.18

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Pension Benefits
Service cost	$1,501	$1,634	$2,980	$3,074
Interest cost	2,885	2,609	5,767	5,217
Expected return on assets	(4,800)	(4,175)	(9,600)	(8,350)
Amortization and other	291	100	546	292
Net periodic benefit cost (credit)	$(123)	$168	$(307)	$233

Postretirement Medical
Service cost	$150	$250	$300	$500
Interest cost	315	420	615	840
Amortization of net loss	623	79	573	265
Net periodic benefit cost	$1,088	$749	$1,488	$1,605

In June 2007, the Company paid $1.5 million for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to informally fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $1.4 million is included in other assets in the consolidated balance sheet as of June 29, 2007.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net Income	$44,180	$41,335	$77,915	$76,757
Foreign currency translation adjustments	121	1,225	114	1,740
Pension liability adjustment, net of tax	90	(37)	81	(56)
Comprehensive income	$44,391	$42,523	$78,110	$78,441

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 29, 2007 and June 30, 2006 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net Sales
Industrial	$114,281	$104,555	$219,346	$204,715
Contractor	94,231	96,507	163,982	170,859
Lubrication	22,872	17,570	45,551	35,274
Consolidated	$231,384	$218,632	$428,879	$410,848

Operating Earnings
Industrial	$39,555	$32,479	$73,973	$64,652
Contractor	28,619	29,521	45,646	50,563
Lubrication	2,196	4,466	5,260	9,221
Unallocated Corporate	(2,656)	(2,638)	(5,078)	(5,866)
Consolidated	$67,714	$63,828	$119,801	$118,480

7.	Major components of inventories were as follows (in thousands):

	June 29, 2007	Dec. 29, 2006

Finished products and components	$51,073	$44,969
Products and components in various stages
of completion	26,893	26,841
Raw materials and purchased components	34,728	35,258
	112,694	107,068
Reduction to LIFO cost	(30,861)	(30,757)
Total	$81,833	$76,311

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 29, 2007
Customer relationships and
distribution network	4 - 8	$26,102	$(9,215)	$32	$16,919
Patents, proprietary technology
and product documentation	5 - 15	22,243	(6,082)	17	16,178
Trademarks, trade names
and other	3 - 10	4,684	(1,908)	24	2,800
		53,029	(17,205)	73	35,897
Not Subject to Amortization:
Brand names		10,260	—	—	10,260
Total		$63,289	$(17,205)	$73	$46,157

December 29, 2006
Customer relationships and
distribution network	4 - 8	$26,102	$(7,335)	$6	$18,773
Patents, proprietary technology
and product documentation	5 - 15	22,243	(4,443)	5	17,805
Trademarks, trade names and
other	3 - 10	5,114	(1,641)	14	3,487
		53,459	(13,419)	25	40,065
Not Subject to Amortization:
Brand names		10,260	—	—	10,260
Total		$63,719	$(13,419)	$25	$50,325

Amortization of intangibles was $2.1 million in the second quarter of 2007 and $4.2 million year-to-date. Estimated annual amortization expense is as follows: $8.2 million in 2007, $7.8 million in 2008, $6.9 million in 2009, $5.8 million in 2010, $4.9 million in 2011 and $6.4 million thereafter.

9.	Components of other current liabilities were (in thousands):

	June 29, 2007	Dec. 29, 2006

Accrued insurance liabilities	$ 8,002	$ 7,833
Accrued warranty and service liabilities	6,405	6,675
Accrued trade promotions	4,706	7,265
Payable for employee stock purchases	2,793	5,846
Income taxes payable	1,177	3,920
Other	16,511	14,227
Total	$39,594	$45,766

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended June 29, 2007	Year Ended Dec. 29, 2006

Balance, beginning of year	$6,675	$7,649
Charged to expense	2,432	4,442
Margin on parts sales reversed	1,481	1,944
Reductions for claims settled	(4,183)	(7,360)
Balance, end of period	$6,405	$6,675

10.	Effective at the beginning of 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

At the beginning of 2007, the Company’s liability for uncertain tax positions was $5.5 million. Unrecognized tax benefits of $4.9 million would affect the Company’s effective tax rate if recognized. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. At the beginning of 2007, approximately $0.6 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes in components of the liability in the first half of 2007.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Company’s U.S. income tax returns for 2004 and 2005 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time.

Approximately $1 million of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.

11.	In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. The new credit facility provides $250 million of unsecured committed credit with an option for an additional $150 million. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds effective rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization.) The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

Upon securing the new facility, certain committed lines of credit totaling $50 million were terminated. Additional uncommitted lines totaling $55 million will expire at the end of July 2007.

Item 2.
GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings of $44.2 million for the quarter were 7 percent higher than net earnings in the second quarter last year. Sales of $231.4 million were 6 percent higher than the same period last year. Year-to-date net earnings of $77.9 million were 2 percent higher than last year and sales of $428.9 million were up 4 percent. Higher sales in Europe and Asia were offset to a great extent by lower sales in the Americas.

Foreign currency translation rates had a favorable impact on sales and net earnings. Translated at consistent exchange rates, net earnings and sales for the quarter were each up 4 percent, and year-to-date net earnings and sales increased 1 percent and 3 percent, respectively.

Results include the operations of Lubriquip, which was acquired in July 2006. Sales of Lubriquip products contributed over 2 percentage points of sales growth for both the quarter and year-to-date. Year-to-date costs and expenses related to moving and consolidation activities (including the consolidation of Gusmer operations completed in the first quarter) totaled approximately $1.5 million.

Net Sales

Sales by reportable segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
By Segment
Industrial	$114,281	$104,555	$219,346	$204,715
Contractor	94,231	96,507	163,982	170,859
Lubrication	22,872	17,570	45,551	35,274
Consolidated	$231,384	$218,632	$428,879	$410,848

By Geographic Area
Americas[1]	$141,482	$144,371	$262,027	$276,583
Europe[2]	58,667	45,355	108,045	84,901
Asia Pacific	31,235	28,906	58,807	49,364
Consolidated	$231,384	$218,632	$428,879	$410,848

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Industrial segment sales increased 9 percent for the quarter and 7 percent year-to-date. For the quarter, segment sales were up in all geographic regions, with 28 percent growth in Europe. Year-to-date, a 5 percent decrease in the Americas was more than offset by double-digit percentage growth in Europe and Asia.

Contractor segment sales decreased 2 percent for the quarter and 4 percent year-to-date. Strong increases in Europe and Asia were not enough to offset the decrease in the Americas. Most of the decrease in the Americas for the quarter resulted from lower sales to the home center channel. Year-to-date, sales were down in both the home center and the professional paint store channels.

Lubrication segment sales increased 30 percent for the quarter and 29 percent year-to-date due to sales of Lubriquip products, acquired in mid-2006. Sales in this segment increased in all geographic areas.

Gross Profit

Gross profit as a percentage of sales was 52.8 percent for the quarter compared to 53.5 percent for the second quarter last year. Year-to-date gross profit percentage was 53.0 percent in 2007 compared to 53.6 percent in 2006. The decrease for both the quarter and year-to-date was due mainly to lower margin rates on Lubriquip products, consolidation costs and higher material costs, offset somewhat by the favorable impacts of currency translation and pricing.

Operating Expenses

Total operating expenses for the quarter increased 3 percent. Product development and general and administrative expenses were flat while higher selling, marketing and distribution spending was in line with the sales increase. Year-to-date operating expenses increased 6 percent, mostly due to expenses related to Lubriquip.

Income Taxes

The effective income tax rate of 34 percent for the quarter was 1 percentage point lower than last year’s rate due to the recognition of benefits from foreign entities.

Liquidity and Capital Resources

Significant uses of cash in the first half of 2007 included $78 million for purchases and retirement of Company common stock, $22 million for capital additions and $22 million for payment of dividends. The largest sources of cash in the first half of 2007 were from operations and borrowings. During the first half of 2006, significant uses of cash included $46 million for purchases and retirement of Company common stock, $9 million for capital additions and $20 million for dividends. The largest source of cash in the first half of 2006 was from operations.

At June 29, 2007, the Company had various lines of credit totaling $148 million, of which $86 million was unused. In July 2007, the Company entered into an agreement with a syndicate of lenders providing $250 million of unsecured committed credit with an option for an additional $150 million. Upon securing the new facility, certain committed lines of credit totaling $50 million were terminated. Additional uncommitted lines totaling $55 million will expire at the end of July 2007.

The Company intends to use the new credit facility for general corporate purposes including acquisitions and share repurchases. The Company has authorization from its Board of Directors to repurchase up to 7 million shares of common stock. As of June 29, 2007, 3 million shares remained available for purchase under this authorization, which expires on February 29, 2008.

Internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

While encouraged about the continued strength of the Company’s international business and the improvement in the Industrial business in the second quarter, management believes that difficult conditions will persist for the Contractor business in the Americas for at least the rest of this year. The integration of Lubriquip is on track for completion by the end of the year and the consolidation of Gusmer operations was completed in the first quarter. These integration activities will improve the contribution of the acquired products. Management believes it can continue to drive the business to higher sales and earnings by making long-term investments in key growth strategies including new product development, expanding distribution, entering new markets and pursuing strategic acquisitions.

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

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, the Vice President and Controller, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Mar 31, 2007 — Apr 27, 2007	59,900	$ 39.67	59,900	4,414,700

Apr 28, 2007 — May 25, 2007	842,063	$ 39.43	838,900	3,575,800

May 26, 2007 — Jun 29, 2007	541,000	$ 40.15	541,000	3,034,800

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 20, 2007, three directors were elected to the Board of Directors with the following votes:

	For	Withheld
J. Kevin Gilligan	58,434,030	1,651,530
Mark H. Rauenhorst	58,414,542	1,671,019
William G. Van Dyke	52,699,744	7,385,817

At the same meeting, the following proposals were voted upon and approved, with the votes on each proposal as indicated below:

Ratification of Appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm:

For	Against	Abstentions	Broker Non-Vote
58,078,860	1,873,902	132,799	—

Approval of the Executive Officer Annual Incentive Bonus Plan:

For	Against	Abstentions	Broker Non-Vote
56,263,012	1,965,172	1,857,377	—

Item 6.	Exhibits

3.1	Restated Articles of Incorporation as amended June 14, 2007.

4.1	Credit Agreement dated April 1, 2006, between the Company and Wachovia Bank, N.A. (Promissory Note); as extended by letter from Wachovia Bank, N.A. to Graco Inc., dated May 23, 2007.

10.1	Graco Inc. Executive Officers Annual Incentive Bonus Plan effective January 1, 2008. (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 20, 2007.)

10.2	Deferred Compensation Plan (1992 Restatement) Amendment 4 adopted June 14, 2007.

10.3	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006).

10.4	Election form. Amended form of agreement used for the 2006 plan year issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan.

10.5	Election form. Form of agreement used for the 2007 plan year for issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to rule 13a-14(a)

32	Certification of President and Chief Executive Officer, and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 25, 2007	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2007	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)