Form 10-Q/A
period 2007-06-29
GRACO INC
filed 2007-07-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Form 10-Q/A is being filed by Graco Inc. to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2007 (the “Report”) that was filed with the Securities and Exchange Commission on July 25, 2007. The amendment is being filed to correct errors made in the process of converting and formatting the Report to an electronic format for filing with the Securities and Exchange Commission through the EDGAR system. These errors caused the amount recorded for Other Assets on the Consolidated Balance Sheets as of June 29, 2007 and the Operating Earnings for the Industrial segment, for the Twenty-six Weeks Ended June 30, 2006 in Note 6 of the Notes to Consolidated Financial Statements to be incorrect. The correct amount for Other Assets on the Consolidated Balance Sheets is 4,845; the correct Operating Earnings for the Industrial segment are $64,562 (both in thousands). This amendment is filed solely to correct these typographical errors. The courtesy copy provided in PDF format is correct.

The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report and does not modify or update the disclosures therein, except as specifically identified above.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	4
		Consolidated Balance Sheets	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7-14

PART II	OTHER INFORMATION

	Item 6.	Exhibits	15

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

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 29, 2007	Dec. 29, 2006
ASSETS

Current Assets
Cash and cash equivalents	$4,689	$5,871
Accounts receivable, less allowances of
$6,300 and $5,800	159,874	134,105
Inventories	81,833	76,311
Deferred income taxes	21,883	20,682
Other current assets	2,039	2,014
Total current assets	270,318	238,983

Property, Plant and Equipment
Cost	295,848	278,318
Accumulated depreciation	(159,166)	(153,794)
Total property, plant and equipment, net	136,682	124,524

Prepaid Pension	28,503	26,903
Goodwill	67,206	67,174
Other Intangible Assets, net	46,157	50,325
Other Assets	4,845	3,694
Total Assets	$553,711	$511,603

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$65,168	$18,363
Trade accounts payable	31,330	27,442
Salaries, wages and commissions	16,132	26,303
Dividends payable	10,841	11,055
Other current liabilities	39,594	45,766
Total current liabilities	163,065	128,929

Retirement Benefits and Deferred Compensation	38,023	36,946
Uncertain Tax Positions	6,100	—
Deferred Income Taxes	11,651	14,724

Shareholders' Equity
Common stock	65,633	66,805
Additional paid-in-capital	154,186	130,621
Retained earnings	119,982	138,702
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	54	(60)
Pension liability adjustment	(4,983)	(5,064)
Total shareholders' equity	334,872	331,004
Total Liabilities and Shareholders' Equity	$553,711	$511,603

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

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net Income	$44,180	$41,335	$77,915	$76,757
Foreign currency translation adjustments	121	1,225	114	1,740
Pension liability adjustment, net of tax	90	(37)	81	(56)
Comprehensive income	$44,391	$42,523	$78,110	$78,441

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 29, 2007 and June 30, 2006 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net Sales
Industrial	$114,281	$104,555	$219,346	$204,715
Contractor	94,231	96,507	163,982	170,859
Lubrication	22,872	17,570	45,551	35,274
Consolidated	$231,384	$218,632	$428,879	$410,848

Operating Earnings
Industrial	$39,555	$32,479	$73,973	$64,562
Contractor	28,619	29,521	45,646	50,563
Lubrication	2,196	4,466	5,260	9,221
Unallocated Corporate	(2,656)	(2,638)	(5,078)	(5,866)
Consolidated	$67,714	$63,828	$119,801	$118,480

7.	Major components of inventories were as follows (in thousands):

	June 29, 2007	Dec. 29, 2006

Finished products and components	$51,073	$44,969
Products and components in various stages
of completion	26,893	26,841
Raw materials and purchased components	34,728	35,258
	112,694	107,068
Reduction to LIFO cost	(30,861)	(30,757)
Total	$81,833	$76,311

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 29, 2007
Customer relationships and
distribution network	4 - 8	$26,102	$(9,215)	$32	$16,919
Patents, proprietary technology
and product documentation	5 - 15	22,243	(6,082)	17	16,178
Trademarks, trade names
and other	3 - 10	4,684	(1,908)	24	2,800
		53,029	(17,205)	73	35,897
Not Subject to Amortization:
Brand names		10,260	—	—	10,260
Total		$63,289	$(17,205)	$73	$46,157

December 29, 2006
Customer relationships and
distribution network	4 - 8	$26,102	$(7,335)	$6	$18,773
Patents, proprietary technology
and product documentation	5 - 15	22,243	(4,443)	5	17,805
Trademarks, trade names and
other	3 - 10	5,114	(1,641)	14	3,487
		53,459	(13,419)	25	40,065
Not Subject to Amortization:
Brand names		10,260	—	—	10,260
Total		$63,719	$(13,419)	$25	$50,325

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

Item 6.	Exhibits

3.1*	Restated Articles of Incorporation as amended June 14, 2007.

4.1*	Credit Agreement dated April 1, 2006, between the Company and Wachovia Bank, N.A. (Promissory Note); as extended by letter from Wachovia Bank, N.A. to Graco Inc., dated May 23, 2007.

10.1*	Graco Inc. Executive Officers Annual Incentive Bonus Plan effective January 1, 2008. (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 20, 2007.)

10.2*	Deferred Compensation Plan (1992 Restatement) Amendment 4 adopted June 14, 2007.

10.3*	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006).

10.4*	Election form. Amended form of agreement used for the 2006 plan year issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan.

10.5*	Election form. Form of agreement used for the 2007 plan year for issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to rule 13a-14(a)

32	Certification of President and Chief Executive Officer, and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

*Previously filed with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 26, 2007	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2007	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)