Form 10-Q
period 2007-09-28
GRACO INC
filed 2007-10-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 28, 2007

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

62,893,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of October 18, 2007.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-13

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	14-17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 6.	Exhibits	20

SIGNATURES

EXHIBITS
PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006

Net Sales	$207,270	$202,199	$636,149	$613,047

Cost of products sold	96,624	95,588	298,409	286,263

Gross Profit	110,646	106,611	337,740	326,784

Product development	7,087	7,487	22,903	22,237
Selling, marketing and distribution	30,382	29,081	91,562	87,547
General and administrative	14,641	15,039	44,938	43,516

Operating Earnings	58,536	55,004	178,337	173,484

Interest expense	1,034	342	1,934	656
Other expense, net	39	170	25	179

Earnings Before Income Taxes	57,463	54,492	176,378	172,649

Income Taxes	18,200	17,100	59,200	58,500

Net Earnings	$39,263	$37,392	$117,178	$114,149

Basic Net Earnings
per Common Share	$0.61	$0.55	$1.78	$1.68

Diluted Net Earnings
per Common Share	$0.60	$0.54	$1.75	$1.65

Cash Dividends Declared
per Common Share	$0.17	$0.15	$0.50	$0.44

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sep 28, 2007	Dec. 29, 2006
ASSETS
Current Assets
Cash and cash equivalents	$9,771	$5,871
Accounts receivable, less allowances of
$6,800 and $5,800	145,021	134,105
Inventories	77,592	76,311
Deferred income taxes	20,708	20,682
Other current assets	3,267	2,014
Total current assets	256,359	238,983

Property, Plant and Equipment
Cost	300,362	278,318
Accumulated depreciation	(162,937)	(153,794)
Total property, plant and equipment, net	137,425	124,524

Prepaid Pension	29,261	26,903
Goodwill	67,230	67,174
Other Intangible Assets, net	44,103	50,325
Other Assets	6,382	3,694
Total Assets	$540,760	$511,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$17,324	$18,363
Trade accounts payable	31,706	27,442
Salaries, wages and commissions	19,071	26,303
Dividends payable	10,503	11,055
Other current liabilities	41,794	45,766
Total current liabilities	120,398	128,929

Long-term Debt	85,680	–
Retirement Benefits and Deferred Compensation	38,009	36,946
Uncertain Tax Positions	5,200	–
Deferred Income Taxes	11,626	14,724

Shareholders' Equity
Common stock	63,485	66,805
Additional paid-in-capital	155,406	130,621
Retained earnings	65,813	138,702
Accumulated other comprehensive income (loss)	(4,857)	(5,124)
Total shareholders' equity	279,847	331,004
Total Liabilities and Shareholders' Equity	$540,760	$511,603

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006
Cash Flows from Operating Activities
Net Earnings	$117,178	$114,149
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	20,770	19,031
Deferred income taxes	(3,059)	(5,975)
Share-based compensation	6,297	6,508
Excess tax benefit related to share-based
payment arrangements	(4,154)	(2,500)
Change in:
Accounts receivable	(7,383)	(3,965)
Inventories	(907)	(14,487)
Trade accounts payable	(1,477)	2,383
Salaries, wages and commissions	(7,697)	(1,484)
Retirement benefits and deferred compensation	(1,848)	299
Other accrued liabilities	6,150	2,328
Other	(1,589)	702
Net cash provided by operating activities	122,281	116,989

Cash Flows from Investing Activities
Property, plant and equipment additions	(28,207)	(22,117)
Proceeds from sale of property, plant and equipment	207	101
Investment in life insurance	(1,499)	–
Capitalized software and other intangible asset additions	(43)	(200)
Acquisition of business, net of cash acquired	–	(31,067)
Net cash used in investing activities	(29,542)	(53,283)

Cash Flows from Financing Activities
Borrowings on notes payable and lines of credit	100,210	42,834
Payments on notes payable and lines of credit	(101,914)	(29,320)
Borrowings on long-term line of credit	85,680	–
Excess tax benefit related to share-based
payment arrangements	4,154	2,500
Common stock issued	22,545	11,540
Common stock retired	(164,910)	(69,754)
Cash dividends paid	(32,800)	(29,679)
Net cash provided by (used in) financing activities	(87,035)	(71,879)
Effect of exchange rate changes on cash	(1,804)	(1,299)
Net increase (decrease) in cash and cash equivalents	3,900	(9,472)
Cash and cash equivalents
Beginning of year	5,871	18,664
End of period	$9,771	$9,192

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 28, 2007 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 28, 2007 and September 29, 2006, and cash flows for the thirty-nine weeks ended September 28, 2007 and September 29, 2006 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 28, 2007, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006

Net earnings available to common shareholders	$39,263	$37,392	$117,178	$114,149

Weighted average shares outstanding for basic
earnings per share	64,797	67,576	65,836	68,042

Dilutive effect of stock options computed using the
treasury stock method and
the average market price	921	1,135	998	1,151

Weighted average shares outstanding for diluted
earnings per share	65,718	68,711	66,834	69,193

Basic earnings per share	$0.61	$0.55	$1.78	$1.68

Diluted earnings per share	$0.60	$0.54	$1.75	$1.65

Stock options to purchase 1,043,000 and 1,030,000 shares were outstanding as of September 28, 2007 and September 29, 2006, respectively, but were not included in the computations of diluted earnings per share because the effect of including them would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 28, 2007 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94
Granted	648	41.23
Exercised	(779)	19.63
Canceled	(371)	39.01
Outstanding, September 28, 2007	3,454	$27.51	2,278	$21.44

The aggregate intrinsic value of exercisable option shares was $40.5 million as of September 28, 2007, with a weighted average contractual term of 4.8 years. There were approximately 3.4 million vested share options and share options expected to vest as of September 28, 2007, with an aggregate intrinsic value of $42.1 million, a weighted average exercise price of $27.23 and a weighted average contractual term of 6.0 years.

Information related to options exercised in the first nine months of 2007 and 2006 follows (in thousands):

	Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006
Cash received	$15,290	$4,516
Aggregate intrinsic value	16,625	8,204
Tax benefit realized	6,200	3,000

The Company recognized year-to-date share-based compensation of $6.3 million in 2007 and $6.5 million in 2006. As of September 28, 2007, there was $10.6 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006
Expected life in years	6.0	6.3
Interest rate	4.7%	4.6%
Volatility	26.1%	27.8%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$12.01	$12.97

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

	Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006
Expected life in years	1.0	1.0
Interest rate	4.9%	4.6%
Volatility	24.4%	24.0%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$9.79	$10.18

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006

Pension Benefits
Service cost	$1,231	$998	$4,211	$4,072
Interest cost	2,855	2,597	8,622	7,815
Expected return on assets	(4,496)	(3,923)	(14,096)	(12,273)
Amortization and other	204	524	749	815
Net periodic benefit cost (credit)	$(206)	$196	$(514)	$429

Postretirement Medical
Service cost	$75	$195	$375	$695
Interest cost	360	351	975	1,191
Amortization	(518)	151	55	416
Net periodic benefit cost (credit)	$(83)	$697	$1,405	$2,302

In June 2007, the Company paid $1.5 million for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $1.4 million is included in other assets in the consolidated balance sheet as of September 28, 2007.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006

Net income	$39,263	$37,392	$117,178	$114,149
Foreign currency translation adjustments	88	30	202	1,770
Pension liability adjustment, net of tax	40	3	121	(53)
Hedge gain (loss), net of tax	(56)	–	(56)	–
Comprehensive income	$39,335	$37,425	$117,445	$115,866

Components of accumulated other comprehensive income (loss) were (in thousands):

	Sep 28, 2007	Dec 29, 2006

Cumulative translation adjustment	$ 142	$ (60)
Pension liability adjustment	(4,943)	(5,064)
Hedge gain (loss)	(56)	–
Accumulated other comprehensive income (loss)	$ (4,857)	$ (5,124)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 28, 2007 and September 29, 2006 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006

Net Sales
Industrial	$107,791	$101,149	$327,137	$305,864
Contractor	76,649	78,659	240,631	249,518
Lubrication	22,830	22,391	68,381	57,665
Consolidated	$207,270	$202,199	$636,149	$613,047

Operating Earnings
Industrial	$37,597	$31,233	$111,570	$95,795
Contractor	21,016	21,199	66,662	71,762
Lubrication	2,584	4,747	7,844	13,968
Unallocated corporate	(2,661)	(2,175)	(7,739)	(8,041)
Consolidated	$58,536	$55,004	$178,337	$173,484

7.	Major components of inventories were as follows (in thousands):

	Sep 28, 2007	Dec 29, 2006

Finished products and components	$53,075	$44,969
Products and components in various
stages of completion	25,361	26,841
Raw materials and purchased components	30,036	35,258
	108,472	107,068
Reduction to LIFO cost	(30,880)	(30,757)
Total	$77,592	$76,311

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
September 28, 2007
Customer relationships and
distribution network	4 - 8	$26,102	$(10,156)	$50	$15,996
Patents, proprietary technology
and product documentation	5 - 15	22,243	(6,902)	25	15,366
Trademarks, trade names
and other	3 - 10	4,684	(2,233)	30	2,481
		53,029	(19,291)	105	33,843
Not Subject to Amortization:
Brand names		10,260	–	–	10,260
Total		$63,289	$(19,291)	$105	$44,103

December 29, 2006
Customer relationships and
distribution network	4 - 8	$26,102	$(7,335)	$6	$18,773
Patents, proprietary technology
and product documentation	5 - 15	22,243	(4,443)	5	17,805
Trademarks, trade names and
other	3 - 10	5,114	(1,641)	14	3,487
		53,459	(13,419)	25	40,065
Not Subject to Amortization:
Brand names		10,260	–	–	10,260
Total		$63,719	$(13,419)	$25	$50,325

Amortization of intangibles was $2.1 million in the third quarter of 2007 and $6.3 million year-to-date. Estimated annual amortization expense is as follows: $8.2 million in 2007, $7.8 million in 2008, $6.9 million in 2009, $5.8 million in 2010, $4.9 million in 2011 and $6.4 million thereafter.

9.	Components of other current liabilities were (in thousands):

	Sep 28, 2007	Dec. 29, 2006

Accrued insurance liabilities	$ 8,048	$ 7,833
Accrued warranty and service liabilities	6,666	6,675
Accrued trade promotions	5,071	7,265
Payable for employee stock purchases	4,364	5,846
Income taxes payable	474	3,920
Other	17,171	14,227
Total	$41,794	$45,766

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sep 28, 2007	Year Ended Dec. 29, 2006

Balance, beginning of year	$6,675	$7,649
Charged to expense	4,072	4,442
Margin on parts sales reversed	2,300	1,944
Reductions for claims settled	(6,381)	(7,360)
Balance, end of period	$6,666	$6,675

10.	Effective at the beginning of 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

At the beginning of 2007, the Company’s liability for uncertain tax positions was $5.5 million. Unrecognized tax benefits of $4.9 million would affect the Company’s effective tax rate if recognized. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. At the beginning of 2007, approximately $0.6 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties. There were no significant changes in components of the liability in the first nine months of 2007.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2001. The Company’s U.S. income tax returns for 2004 and 2005 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time.

Approximately $1 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitations within the next 12 months.

11.	In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. The new credit facility provides $250 million of unsecured committed credit with an option for an additional $150 million. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds effective rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization.) The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with the covenants of the agreement.

Upon securing the new facility, certain committed lines of credit totaling $50 million were terminated. Additional uncommitted lines totaling $55 million expired at the end of July 2007. At September 28, 2007, the Company's various lines of credit, including the new facility, totaled $295 million, of which $193 million was unused.

In September 2007, the company entered into a pay-fixed, receive-variable interest rate swap contract that effectively fixes the rate paid on $40 million of variable rate borrowings at 4.73 percent plus the applicable spread (depending on cash flow leverage ratio) for a period of three years. The fair market value of the swap contract is included in other current liabilities. The contract has been designated as a hedge against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income.

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings of $39 million for the quarter were 5 percent higher than net earnings in the third quarter last year. Sales of $207 million were 3 percent higher than the same period last year. Year-to-date net earnings of $117 million were 3 percent higher than last year and sales of $636 million were up 4 percent. Higher sales in Europe and Asia were offset to a great extent by lower sales in the Americas.

Foreign currency translation rates had a favorable impact on sales and net earnings. Translated at consistent exchange rates, net earnings and sales for the quarter were each up 1 percent. Year-to-date net earnings were down 1 percent and sales increased 2 percent.

Results include the operations of Lubriquip, which was acquired in July 2006. Sales of Lubriquip products contributed approximately 2 percentage points of year-to-date sales growth. Year-to-date costs and expenses related to moving and consolidation activities (including the consolidation of Gusmer operations completed in the first quarter) totaled approximately $2 million.

Net Sales

Sales by reportable segment and geographic area were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006
Net Sales
Industrial	$107,791	$101,149	$327,137	$305,864
Contractor	76,649	78,659	240,631	249,518
Lubrication	22,830	22,391	68,381	57,665
Consolidated	$207,270	$202,199	$636,149	$613,047

By Geographic Area
Americas[1]	$124,373	$133,339	$386,400	$409,923
Europe[2]	53,109	43,334	161,154	128,234
Asia Pacific	29,788	25,526	88,595	74,890
Consolidated	$207,270	$202,199	$636,149	$613,047

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

Industrial segment sales increased 7 percent for both the quarter and year-to-date. Double-digit percentage growth in Europe and Asia more than offset the 5 percent decrease in the Americas for both the quarter and year-to-date.

Contractor segment sales decreased 3 percent for the quarter and 4 percent year-to-date. Strong increases in Europe and Asia were not enough to offset the decrease in the Americas, where sales were down in both the home center and the professional paint store channels.

Lubrication segment sales increased 2 percent for the quarter and 19 percent year-to-date. The year-to-date increase is due to sales of Lubriquip products, acquired in mid-2006. Year-to-date sales in this segment increased in all geographic areas.

Gross Profit

Gross profit as a percentage of sales was 53.4 percent for the quarter compared to 52.7 percent for the third quarter last year. Translated at consistent exchange rates, gross profit percentage for the quarter is virtually the same as last year.

Year-to-date gross profit percentage was 53.1 percent in 2007 compared to 53.3 percent in 2006. The decrease was due mainly to lower margin rates on Lubriquip products, consolidation costs and higher material costs, offset somewhat by the favorable impacts of currency translation and pricing.

Operating Expenses

Total operating expenses for the quarter increased 1 percent. Product development and general and administrative expenses were down slightly while higher selling, marketing and distribution spending was in line with the sales increase.

Year-to-date operating expenses increased 4 percent, mostly due to expenses related to Lubriquip. Operating expenses as a percentage of sales are about the same as last year.

Income Taxes

The effective income tax rate of 32 percent for the quarter was 2 percentage points lower than the year-to-date rate. The lower rate in the quarter resulted from expiring statutes of limitations and a higher than expected benefit upon filing of prior year tax returns.

Effective tax rates were about the same as last year for both the quarter and year-to-date.

Liquidity and Capital Resources

In the first nine months of 2007, the Company used cash from operations and borrowings to purchase and retire $165 million of Company common stock. Other significant uses of cash in the first nine months of 2007 included $33 million for payment of dividends and $28 million for capital additions.

In the first nine months of 2006, the Company used primarily cash from operations to purchase and retire $70 million of Company common stock. Other significant uses of cash in the first nine months of 2006 included $31 million for the acquisition of Lubriquip, $30 million for payment of dividends and $22 million for capital additions.

In July 2007, the Company entered into an agreement with a syndicate of lenders providing $250 million of unsecured committed credit with an option for an additional $150 million. The new credit facility will be used for general corporate purposes including acquisitions and share repurchases. Upon securing the new facility, certain committed lines of credit totaling $50 million were terminated. Additional uncommitted lines totaling $55 million expired at the end of July 2007.

At September 28, 2007, the Company’s various lines of credit, including the new facility, totaled $295 million, of which $193 million was unused. Internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Management is optimistic about continued strength in the Company’s international businesses and remains cautious in its outlook for the Americas. Portions of the Company’s business that have ties to the housing sector in the Americas are expected to be soft until market conditions improve.

In September 2007, the Company announced the launch of new paint sprayers in the home center channel. The new sprayers are expected to generate higher per-store net sales; however sales to home centers in 2008 are estimated to be approximately $7 to $8 million lower than 2007 due to a reduction in the number of stores carrying the sprayers. Incremental expenses totaling approximately $5 million related to the launch and production of new units will be incurred over the next 15 months, including $0.5 million in 2007.

The integration of Lubriquip is on track for completion by the end of the year and the consolidation of Gusmer operations was completed in the first quarter. These integration activities will improve the contribution of the acquired products.

Management believes it can continue to guide the business to higher sales and earnings by making long-term investments in key growth strategies including new product development, expanding distribution, entering new markets and pursuing strategic acquisitions.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2006, the Board of Directors authorized the Company to purchase up to a total of 7,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization expires on February 29, 2008. On September 28, 2007, the Board of Directors authorized the Company to purchase up to a total of an additional 7,000,000 shares. This authorization expires on September 30, 2009.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jun 30, 2007 – Jul 27, 2007	570,300	$39.45	570,300	2,464,500

Jul 28, 2007 – Aug 24, 2007	467,300	$40.36	467,300	1,997,200

Aug 25, 2007 – Sep 28, 2007	1,239,580	$38.98	1,239,580	7,757,620

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

4.1	Credit Agreement dated July 12, 2007, between the Company and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated July 18, 2007.)

10.1	Restoration Plan (2005 Statement). Second Amendment adopted August 15, 2007

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of the President and Chief Executive Officer, and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 24, 2007	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2007	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 24, 2007	By:	/s/Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)