Form 10-K
period 2007-12-28
GRACO INC
filed 2008-02-19
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2007, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 001-09249

Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 – 11th Avenue Northeast
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   X     Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by a check mark whether the registrant is a shell company, as defined by Rule 12b-2 of the Act.
Yes      No   X

The aggregate market value of approximately 65,000,000 shares held by non-affiliates of the registrant was approximately $2.6 billion on June 29, 2007.

As of February 11, 2008, 61,120,603 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2008, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

Graco Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our Company or the Company) sell a full line of products in each of the following geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa), and Asia Pacific. Sales in the Americas represent approximately 60 percent of our Company’s total sales; sales in Europe approximately 25 percent; and sales in Asia Pacific approximately 15 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic areas. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic markets. Subsidiaries located in Belgium, the People’s Republic of China (“P.R.C.”), Japan, and Korea distribute our Company’s products in their local geographies. The majority of our manufacturing occurs in the United States, but limited lines of products are assembled in the P.R.C., the United Kingdom (“U.K.”) and Belgium.

For more information about our Company, our products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (SEC).

Business Segments

Our Company classifies its business into three reportable segments, each with a world-wide focus: Industrial, Contractor and Lubrication. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.

The equipment developed and distributed by our Company’s segments is broadly described as fluid handling equipment. It is used to spray, dispense, measure and move a wide variety of fluids and semi-solids in a wide variety of applications in manufacturing, processing, construction and maintenance industries. Our Company’s products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance.

The development of technologically superior, multiple-featured, reliable products is a key strategy of our Company. Our Company strives to generate 30 percent of its annual sales from products introduced in the prior three years. In 2007, we generated 21 percent of our sales from new products. In 2006 and 2005, the percentage of sales represented by new products was 21 and 29 percent, respectively. Major product development efforts are carried out in facilities located in Minneapolis and Rogers, Minnesota, North Canton, Ohio and on Lubrication equipment in Suzhou, P.R.C. The product development and engineering group in each segment focuses on new product design, product improvements, applied engineering and strategic technologies for its specific customer base. Total product development expenditures for all segments were $30 million, $30 million and $27 million in 2007, 2006 and 2005 respectively.

Manufacturing is a key competency of Graco. Our Company invests significant resources in maximizing the quality, responsiveness and cost-effectiveness of our production operations by purchasing state-of-the-art equipment and doing most machining, assembly and testing in-house. Principal products are manufactured in vertically integrated focused factories and product cells. Raw materials and purchased components are sourced from suppliers around the world. The segments manage operations devoted to the manufacture of their product lines. Oversight and direction of manufacturing strategy is provided by our vice president of manufacturing and distribution operations. He also manages those factories not fully aligned with a single segment, the warehouses, customer service, and other shared corporate manufacturing functions.

Other primary objectives of our Company include the expansion of distribution, the penetration of new markets and the completion of acquisitions. These subjects are discussed below in the context of each segment’s business operations.

Our Company’s headquarters are located in a 142,000 sq. ft. facility in Minneapolis, Minnesota. In 2007, the visitors’ entrance area was renovated and general office space was added. The facility is also occupied by the management, marketing and product development personnel for the Industrial segment. Information systems, accounting services and purchasing for our Company are housed in a 42,000 sq. ft. office building nearby.

A large percentage of our Company’s facilities are devoted to manufacturing and distribution of the various products offered for sale by the business segments.

Products marketed by the Industrial segment are manufactured in owned facilities in Minneapolis, Minnesota (405,000 sq. ft. manufacturing/warehouse/office), Sioux Falls, South Dakota (149,000 sq. ft. manufacturing/office), and North Canton, Ohio (132,000 sq. ft. manufacturing/office), and leased facilities in Mississauga, Ontario (11,760 sq. ft. assembly/office) and Vilanova, Spain (29,000 sq. ft. manufacturing/warehouse/office). Limited lines of products are assembled in owned facilities in Suzhou, P.R.C. (79,000 sq. ft. assembly/warehouse/office), Wellingborough, U.K. (12,500 sq. ft. manufacturing/office) and Maasmechelen, Belgium (75,000 sq. ft. assembly/warehouse/office). During the first half of 2007, our Company ceased manufacturing in Vilanova, Spain. Products formerly manufactured there are now manufactured in Minneapolis. The lease on the Vilanova facility will terminate at the end of February 2008 and operations will move to a new facility (7,280 sq. ft. office/warehouse). The new facility will continue to warehouse and distribute products to Spanish customers. At the end of 2007, we announced that the mobile spray rig manufacturing and customer service functions would move from Mississauga, Ontario to North Canton, Ohio. The move was completed in January 2008. The lease for the Mississauga facility will expire at the end of June 2008. The lease for the Lakewood, New Jersey, facilities where Gusmer and Decker foam and polyurethane equipment was formerly manufactured terminated in April 2007. A 50,000 sq. ft. addition to the facility in North Canton was completed in March 2007. Some Industrial segment products are assembled for the European market in an owned facility located in Maasmechelen, Belgium, the site of our Company’s European headquarters (75,000 sq. ft. assembly/warehouse/ office). A 50,000 sq. ft. warehouse addition to the Maasmechelen facility is expected to be completed in July 2008.

Products marketed by the Contractor segment are manufactured in owned facilities in Rogers, Minnesota (333,000 sq. ft. manufacturing/warehouse/office). Segment management, marketing, engineering, customer service, warehouse, shipping, sales and training are also located at the Rogers facility. The Sioux Falls, South Dakota, plant also manufactures spray guns and accessories for the Contractor segment.

During 2007, the Lubrication segment moved its manufacturing operations in Madison, Wisconsin, Cleveland, Ohio and Minneapolis, Minnesota and its segment management, marketing, engineering, customer service, warehouse, shipping, sales and training functions to an owned facility in Anoka, Minnesota (207,000 sq. ft. manufacturing/office). The lease for the facility in Madison terminated at the end of January 2008 and the sale of the owned facility in Cleveland is pending. A limited line of Lubrication products are being assembled in our owned facility in Suzhou, P.R.C. The output of the Suzhou plant is shipped to Minneapolis, Minnesota, for subsequent worldwide distribution. The plant is expected to produce products designed specifically for the Asia Pacific market sometime in the future.

Industrial Segment

The Industrial segment is the largest part of our Company’s businesses and represents approximately 53 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. These divisions were created in 2005. While both divisions market their equipment and services to customers who manufacture, assemble, repair and refinish products such as appliances, vehicles, airplanes, electronics, cabinets and furniture and other articles, the divisions focus on different fluids and application methods in these industries.

Most Industrial segment equipment is sold worldwide through general and specialized distributors, integrators and original equipment manufacturers. Distributors promote and sell the equipment, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Original equipment manufacturers incorporate our Company’s Industrial segment products into the systems and assemblies that they supply to customers. In-plant polyurethane and Liquid Control™ equipment is sold through distribution and directly to manufacturers.

Industrial Products

The Industrial Products division focuses its development and sales efforts on three main product families: equipment to apply paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products; equipment to move and dispense chemicals and liquid and semi-solid foods; and equipment to refinish and repair automobiles.

Finishing equipment for applying paints, varnishes and other coatings includes paint circulating and paint supply pumps, plural component coating proportioners, various accessories to filter, transport, agitate and regulate the fluid, spare parts such as spray tips, seals and filter screens, and a variety of applicators that use different methods of atomizing and spraying the paint or other coating depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and prevent the release of volatile organic compounds (VOCs) into the air.

We offer double diaphragm and piston transfer pumps to the chemical, petroleum, general manufacturing and food processing industries, pumps for sanitary applications including FDA-compliant 3-A sanitary pumps for use in dairies, diaphragm pumps, transfer pumps and drum and bin unloaders. Our sanitary pumps are used in pharmaceutical, cosmetic, beverage and food processing applications. Sharpe® spray guns are used in the refinishing of automobiles.

Applied Fluid Technologies

The Applied Fluid Technologies division directs its engineering, sales and marketing efforts toward three broad product families: equipment to apply high performance coatings and foam (protective coatings); equipment to apply sealants and adhesives; and equipment to create reaction injection molded polyurethane parts.

Our Company offers a full line of plural component proportioning equipment to apply foam and protective coatings to a wide variety of surfaces. The Reactor® line of plural component pumps is used to apply foam to insulate walls and roofs as well as apply polyurea to coat tanks, pipes, roofs, truck beds and foundations where accurate temperatures and pressures are required to achieve optimal results. The XtremeMix™ plural component sprayers provide on-demand mixing, ratio assurance and job site portability to spray high solid epoxies, urethanes and protective coatings with a short pot life. These pumps are incorporated into systems with our Company’s heated hose, diaphragm supply pumps and Fusion® spray guns with accurate mix capability. The Reactor systems are also available installed in trailer rigs for mobility and flexibility at remote job sites.

Our Company offers pumps, applicators and accessories, to supply and precisely dispense sealants and adhesives in automotive assembly, furniture assembly, insulated glass and window manufacturing, bookbinding and other industrial assembly operations. The Therm-O-Flow® bulk hot melt drum unloader system was introduced during 2006 and among other uses, supplies adhesive to roll coaters used in the manufacture of tapes and labels. The line was expanded with a pail version in 2007 for use in the manufacture of insulating glass, carrying the CE mark to permit distribution in Europe. The Therm-O-Flow offers a new generation air motor called the NXT® with an embedded control structure (provides runaway protection, diagnostics and material usage data), modular air valve, and integrated air controls. The Liquid Control line of equipment meters, mixes and dispenses precision beads of sealants and adhesives and is customized for use in the electronics and automotive industries and in bonding, molding, sealing, doming and gasketing other products. In 2007, we introduced the Liquid Control™ PR70, the first meter, mix and dispense plural components system with Graco Control Architecture™ for quick troubleshooting and a compact modular design that is broadly configurable. In-plant polyurethane equipment and systems are used to reduce road noise and vibration in motor vehicles and to produce a wide variety of injection molded parts for automobiles, trucks, consumer products and general industrial use. Material suppliers and end-user customers play a significant role in the development of in-plant polyurethane systems for specific applications.

We work closely with major material manufacturers to identify and configure Graco equipment suitable for the handling of their materials. For example, our equipment is used to supply a catalyzed plastic resin for the formation of the blades used on turbines for generating electricity from wind and adhesive for cementing parts of the blades together.

Contractor Segment

The Contractor segment generated approximately 36 percent of our Company’s 2007 total sales. This segment markets a complete line of airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals, to professional and semi-professional painters in the construction and maintenance industries. The products are distributed primarily through stores whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. A limited line of sprayers are distributed through the home center channel.

Contractor equipment includes a wide variety of sprayers, including sprayers that apply markings on roads, parking lots, fields and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Many of these sprayers and their accessories contain one or more advanced technological features such as micro-processor based controls for consistent spray and protective shut-down, a pump that may be removed and re-installed without tools, an easy clean feature, gas/electric convertibility, and an extremely durable pump finish. Continual technological innovation and broad product families with multiple offerings are characteristic of our Company’s Contractor equipment business. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features. A new line of sprayers for the application of fine finishes to cabinets and other wood surfaces was introduced in 2007. The FinishPro™ air-assisted airless sprayer provides a finish quality comparable to high volume low pressure (HVLP) sprayers, the production speed of an airless sprayer and the ability to switch from airless to air-assisted airless with the flip of a switch. These sprayers are equipped with one of the first air-assisted airless spray guns that uses a reversible spray tip.

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

In Europe and Asia Pacific, we are pursuing a broad strategy of converting contractors accustomed to the manual application of paint and other coatings by brush and roller to spray technology. This requires extensive in-person demonstration of the productivity advantages, cost savings and finish quality of our spray equipment. This also requires the conversion of local paint distributors who may have a different method of selling their product. For example, in the P.R.C. some paint companies include spray application in the price they charge for their paint.

Lubrication Segment

The Lubrication segment represented approximately 11 percent of our Company’s sales during 2007. Traditionally, the Lubrication segment has focused on pumps, applicators and accessories, such as meters and hose reels, for the motor vehicle lubrication market. In this market, our Company’s customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships, and auto parts stores. Recent acquisitions have expanded the segment’s product offering, providing access to new markets. Small electric fuel and oil transfer pumps for use in remote locations to supply fuel and oil to ranch, farm and construction machinery and off-road vehicles and automatic lubrication systems are examples.

The Lubriquip® product line consists of systems for the automatic lubrication of factory machine tools, compressors and pumps used in petrochemical and gas transmissions plants; bearings and gears on equipment in metal, pulp and paper mills; conveyors and material handling equipment; and off-road and over-the-road trucks. Lubriquip products are primarily sold through distribution. During 2007, the manufacture of Lubriquip products was transferred from facilities in Madison, Wisconsin and Cleveland, Ohio to the facility in Anoka, Minnesota.

Although the bulk of the Lubrication segment’s sales come from North America, the segment is responsible for world-wide marketing and sales of our lubrication equipment. Products are distributed in each of our Company’s major geographic markets, primarily through independent distributors serviced by independent sales representatives, a dedicated sales force in the automatic lubrication systems market and direct sales generalists in foreign markets. Some automatic lubrication systems are marketed to original equipment manufacturers (OEMs). Fuel and oil transfer pumps are marketed through OEMs, select home centers, auto parts stores and our traditional distribution channel.

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

During 2007, our Company experienced significant volatility in the price of stainless steel, copper, plastic and rubber and the commodities that contained these materials. Our Company endeavors to address fluctuations in the price and availability of various materials and components through close management of current suppliers, agreements and an intensive search for new suppliers.

Intellectual Property

We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” several forms of a capital “G,” “Decker,” “Gusmer,” “Lubriquip” and various product trademarks which are material to our business, inasmuch as they identify Graco and our products to our customers.

Competition

We face substantial competition in all of our markets. The nature and extent of this competition varies in different markets due to the depth and breadth of our Company’s product lines. Product quality, reliability, design, customer support and service, personal relationships, specialized engineering and pricing are the major competitive factors in our markets. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies offer competitive products at lower prices. We believe we are one of the world’s leading producers of high-quality specialized fluid handling equipment in the markets we serve. It is not possible to determine our relative market position because of the absence of reliable industry-wide third-party data.

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 28, 2007.

Employees

As of December 28, 2007, we employed approximately 2,200 persons on a full-time basis. Of this total, approximately 400 were employees based outside the United States, and 900 were hourly factory workers in the United States. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on our Company or its operations.

Item 1A. Risk Factors

Foreign Operations — Conditions in foreign countries and changes in foreign exchange rates may impact our sales volume, rate of growth or profitability.

In 2007, approximately 48 percent of our sales was generated by customers located outside the United States. Sales to customers located outside the United States expose us to special risks, including the risk of terrorist activities, civil disturbances, and special taxes, regulations and restrictions. We are increasing our presence in the Asia Pacific region, South America, Eastern Europe and the Middle East. We assemble products at our factory in Suzhou, P.R.C. and source an increasing number of the components and materials used in the assembly process from the local market. Sales in Eastern Europe, Russia and the former socialist republics are increasing at a faster rate than in Western Europe. Our revenues and net income may be adversely affected by more volatile economic and political conditions in Asia, South America, Eastern Europe and the Middle East. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings.

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

We derive a significant amount of revenue from a few large customers. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the profitability of our Company’s Contractor Equipment segment. The business of these customers is dependent upon the economic vitality of the construction and home maintenance markets. If these markets decline, the business of our customers could be adversely affected and their purchases of our equipment could decrease. In 2007, one of these large customers informed us that it would reduce the number of stores through which the Graco line would be offered. As a result, it is expected that 2008 sales to this customer will be lower.

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

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Our manufacturing and distribution facility in Minneapolis is on the banks of the Mississippi River where it is exposed to flooding. Flooding could also damage our European headquarters and warehouse in Maasmechelen, Belgium or our factory in Suzhou, P.R.C. Tornadoes could damage or destroy our facilities in Sioux Falls, Rogers, Minneapolis or Anoka and a typhoon could do the same to our facility in Suzhou. An earthquake may adversely impact our operations in Suzhou.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information concerning the location and general character of the physical properties of our Company contained under the heading “Business-Business Segments” in Part I of this 2007 Annual Report on Form 10-K is incorporated herein by reference.

Sales activities in the countries of Japan, Korea, and the P.R.C. are conducted out of leased facilities – Yokohama, Japan (18,500 gross sq. ft. office) and Gwangju-Gun, Korea (15,750 sq. ft. total for two separate facilities-warehouse and office). Our Company also leases space for liaison offices in the P.R.C. and India and for a sales office in Australia.

Our Company’s facilities are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. Manufacturing capacity generally met business demand during 2007. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, and the use of available subcontract services.

Item 3. Legal Proceedings

Our Company is engaged in routine litigation incident to our business, which management believes will not have a material adverse effect upon our operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 18, 2008:

Patrick J. McHale, 46, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President of Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to March 2001. Prior to becoming Vice President, Lubrication Equipment Division in September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in December 1989.

Caroline M. Chambers, 43, became Vice President and Controller in December 2006 and has served as the Company’s principal accounting officer since September 2007. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Karen Park Gallivan, 51, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan and Arundel. She joined the Company in January 2003.

James A. Graner, 63, became Chief Financial Officer and Treasurer in September 2005. He was Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974. Mr. Graner has announced his intention to retire in 2008.

Dale D. Johnson, 53, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000, through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

Jeffrey P. Johnson, 48, is Vice President and General Manager, Asia Pacific, a position he has held since February 2008. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 52, became Vice President and General Manager, Industrial Products Division in February 2005. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in February 1995.

Simon J. W. Paulis, 60, became Vice President and General Manager, Europe in September 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, Contractor Equipment Europe from January 1999 to September 2005. Prior to joining Graco, he served as business unit manager for Black & Decker N.V., general sales manager for Alberto Culver, and marketing manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in January 1999.

Charles L. Rescorla, 56, became Vice President of Manufacturing and Distribution Operations in September 2005. He served as Vice President, Manufacturing/Distribution Operations and Information Services from June 2003 to September 2005. From April 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to June 2003, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in June 1988.

Mark W. Sheahan, 43, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services, where he was responsible for strategic and financial activities. He joined the Company in September 1995.

Brian J. Zumbolo, 38, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings & Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment Division. Mr. Zumbolo joined the Company in 1999.

With the exception of Patrick J. McHale, Brian J. Zumbolo, Caroline M. Chambers, Jeffrey P. Johnson and Mark W. Sheahan, the Board of Directors elected each of the above executive officers on April 21, 2006, to hold office for the next year, or until their successors are elected and qualify. Mr. McHale was elected President and Chief Executive Officer effective June 11, 2007; Mr. Zumbolo was elected Vice President and General Manager, Lubrication Equipment Division, effective August 1, 2007; Ms. Chambers was elected Vice President and Controller effective December 8, 2006; Jeffrey P. Johnson was elected Vice President and General Manager, Asia Pacific, effective February 15, 2008; and Mark W. Sheahan was elected Vice President and General Manager, Applied Fluid Technologies Division, effective February 15, 2008.

PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 11, 2008, the share price was $35.47 and there were 61,120,603 shares outstanding and 2,641 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 31,000 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2002, and all dividends were reinvested).

Five Year* Cumulative Total Shareholder Return

*Fiscal Year Ended Last Friday in December

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter

Net sales	$197,495	$231,384	$207,270	$205,190
Gross profit	104,862	122,232	110,646	109,686
Net earnings	33,735	44,180	39,263	35,658
Per common share
Basic net earnings	.51	.67	.61	.57
Diluted net earnings	.50	.66	.60	.56
Dividends declared	.17	.17	.17	.19

Stock price (per share)
High	$42.27	$42.07	$46.07	$40.50
Low	38.44	38.27	37.84	36.25
Close[1]	39.16	40.28	39.11	37.26

Volume (# of shares)	22,604	40,254	46,605	28,941

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter

Net sales	$192,216	$218,632	$202,199	$203,421
Gross profit	103,227	116,946	106,611	107,173
Net earnings	35,422	41,335	37,392	35,617
Per common share
Basic net earnings	.52	.61	.55	.53
Diluted net earnings	.51	.60	.54	.52
Dividends declared	.15	.15	.15	.17

Stock price (per share)
High	$45.43	$48.95	$46.37	$43.60
Low	36.50	42.50	37.00	38.61
Close[1]	45.43	45.98	39.06	39.62

Volume (# of shares)	19,428	21,925	24,882	26,326

1  As of the last trading day of the calendar quarter.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Sep 29, 2007 - Oct 26, 2007	709,700	$39.47	709,700	7,047,920

Oct 27, 2007 - Nov 23, 2007	259,544	$37.11	259,544	6,788,376

Nov 24, 2007 - Dec 28, 2007	640,843	$37.82	640,843	6,147,533

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries

(In thousands, except per share amounts)	2007	2006	2005	2004	2003

Net sales	$841,339	$816,468	$731,702	$605,032	$535,098
Net earnings	152,836	149,766	125,854	108,681	86,713

Per common share[1]
Basic net earnings	$ 2.35	$ 2.21	$ 1.83	$ 1.57	$ 1.25
Diluted net earnings	2.32	2.17	1.80	1.55	1.23

Total assets	$536,724	$511,603	$445,630	$371,714	$397,390
Long-term debt (including current portion)	107,060	—	—	—	—
Cash dividends declared
per common share[1,2]	.68	.60	.54	.41	1.76

[1]	All share and per share data has been restated for the three-for-two stock split distributed in 2004.
[2]	2003 includes a special dividend of $1.50 per share declared on December 12, 2003, paid on March 25, 2004, to shareholders of record as of March 11, 2004.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) reviews significant factors affecting the consolidated results of operations, financial condition and liquidity for the three-year period ended December 28, 2007. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements (“Notes”). The discussion is organized in the following sections:

•	Overview
•	Results of Operations
•	Segment Results
•	Financial Condition
•	Significant Accounting Policies and Estimates
•	Forward-Looking Statements

Overview

Our Company’s key strategies include development of new products, expansion of distribution, new market penetration and completion of acquisitions. Long-term financial growth targets accompany these strategies, including 10 percent revenue growth, 12 percent net earnings and earnings per share growth.

Graco’s business is classified by management into three reportable segments, each responsible for product development, marketing and sales of their products. The segments are headquartered in North America. They have responsibility for sales and marketing in the Americas and joint responsibility with Europe and Asia Pacific regional management for sales and marketing in those geographic areas.

Manufacturing is a key competency of the Company, and to facilitate our growth we are aligning manufacturing responsibility with our divisions. Strategic manufacturing expertise will continue to be provided by a management team in Minneapolis, who will also be responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and distribution facilities are located in the United States, Belgium, Japan, Korea and China. In 2007 manufacturing activities for the Lubrication division were centralized in Anoka, Minnesota and in 2006, a new assembly factory in Suzhou, China began production.

Results of Operations

(In millions, except per share amounts)	2007	2006	2005

Net Sales	$841.3	$816.5	$731.7
Operating Earnings	232.5	226.0	191.1
Net Earnings	152.8	149.8	125.9
Diluted Net Earnings per Common Share	$ 2.32	$ 2.17	$ 1.80

Highlights include:
•	Sales grew by 3 percent in 2007 and 12 percent in 2006, with continued strong growth in Europe and Asia Pacific of 23 percent and 18 percent, respectively, in 2007. Sales in the Americas decreased by 6 percent in 2007, primarily due to the weak housing and construction industries.
•	Sales were higher in the Industrial and Lubrication segments, with growth in 2007 of 7 percent and 13 percent respectively, offset by a 4 percent decline in Contractor.
•	Net sales increased by approximately $17 million in 2007 and $5 million in 2006 from favorable currency translation.
•	Net earnings grew 2 percent in 2007 and 19 percent in 2006. Currency translation increased net earnings by approximately $7 million in 2007 and $2 million in 2006.
•	Investment in new products was 3.6 percent of sales in 2007 and 3.7 percent of sales in 2006.
•	The full year impact of the Lubriquip acquisition increased net sales by $11 million or 1 percent in 2007. In 2006, the Lubriquip acquisition and the full year impact of businesses acquired in 2005 (Gusmer, Liquid Control and PBL) increased net sales by $18 million or 2 percent.
•	Increased cash flows from operations in each year.

The following table presents net sales by geographic region.

(In millions)	2007	2006	2005

Geographic Sales
Americas[1]	$500.4	$534.9	$486.2
Europe[2]	215.5	175.7	151.0
Asia Pacific	125.4	105.9	94.5

Total	$841.3	$816.5	$731.7

[1]	North and South America, including the United States. Sales in the United States were $434 million in 2007, $474 million in 2006 and $435 million in 2005.
[2]	Europe, Africa and Middle East

Sales in the Americas declined by 6 percent overall and by 4 percent and 14 percent in the Industrial and Contractor segments, respectively, in 2007 as compared to the prior year. Lubrication sales in the Americas increased by 10 percent, primarily due to the full year impact of the Lubriquip acquisition. Strong growth in Europe and Asia Pacific in all three segments reflects a favorable business environment, continued emphasis on expanding sales and marketing resources in those regions and focus on new distribution as well as the positive effect of foreign currency translation rates.

The following table presents components of net sales change:

	2007

	Industrial	Contractor	Lubrication	Consolidated	Americas	Europe	Asia Pacific	Consolidated

Volume & price	4%	(6%)	(2%)	0%	(8%)	13%	16%	0%
Acquisitions	0%	0%	14%	1%	2%	1%	1%	1%
Currency	3%	2%	1%	2%	0%	9%	1%	2%

Total	7%	(4%)	13%	3%	(6%)	23%	18%	3%

	2006

	Industrial	Contractor	Lubrication	Consolidated	Americas	Europe	Asia Pacific	Consolidated

Volume & price	12%	4%	8%	9%	6%	14%	11%	9%
Acquisitions	1%	0%	25%	2%	3%	1%	1%	2%
Currency	1%	1%	1%	1%	1%	1%	0%	1%

Total	14%	5%	34%	12%	10%	16%	12%	12%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2007	2006	2005

Net Sales	100.0	100.0	100.0
Cost of products sold	46.8	46.8	48.2

Gross profit	53.2	53.2	51.8
Product development	3.6	3.7	3.7
Selling, marketing and distribution	14.8	14.6	15.0
General and administrative	7.2	7.2	7.0

Operating earnings	27.6	27.7	26.1

Interest expense	0.4	0.1	0.2
Other expense, net	0.0	0.1	0.0

Earnings before income taxes	27.2	27.5	25.9
Income taxes	9.0	9.2	8.7

Net Earnings	18.2	18.3	17.2

Operating expenses in 2007 were $215 million compared to $208 million in the prior year. Although spending increased for selling, marketing and distribution (increase of $5 million) and general and administrative (increase of $1 million), total operating expenses as a percentage of sales was consistent with the prior year at 26 percent. Included in cost of goods sold and operating expenses were costs and expenses related to the closure and move of the Lubriquip operations in Cleveland, Ohio and Madison, Wisconsin to the Anoka, Minnesota factory totaling $2.3 million in 2007. Operating expenses included $7 million of stock compensation in 2007.

Operating expenses in 2006 were $208 million versus $188 million in 2005. Acquired businesses had approximately $4 million of operating expenses in 2006. Although spending increased for product development (increase of $3 million), selling (increase of $9 million) and general and administrative (increase of $8 million), total operating expenses as a percentage of sales was consistent with the prior year at 26 percent. Included in cost of goods sold and operating expenses were costs and inventory charges related to closure of the Gusmer New Jersey facility and move of production totaling $5 million for the year. Operating expenses included $7 million of stock compensation due to adoption of SFAS No. 123(R) in 2006.

Consolidated operating earnings increased 3 percent to $232 million, or 28 percent of sales in fiscal 2007, with growth in sales of 3 percent as compared to the prior year and consistent gross profit margins and expenses. Gross profit margin as a percentage was consistent with the prior year, as the favorable impact of pricing and foreign currency translation offset higher spending and material costs.

Consolidated operating earnings increased 18 percent to $226 million, or 28 percent of sales in fiscal 2006, compared to $191 million, or 26 percent of sales in fiscal 2005. The increase in earnings as a percentage of sales was primarily due to stronger gross profit margin of 53.2 percent in 2006 compared to 51.8 percent in 2005. A substantial portion of this difference is due to the higher cost of inventory of the acquired businesses in 2005. Improved manufacturing efficiencies and higher sales volume more than offset the negative impact of higher material, labor and overhead costs.

Interest expense increased by $2.5 million in 2007 as the Company increased its utilization of credit lines to purchase Company stock.

The Company’s effective tax rate was 33 percent in 2007, consistent with the effective tax rate in 2006. The rate in both periods is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits and the Domestic Production Deduction (DPD).

Segment Results

The following table presents net sales and operating earnings by business segment:

(In millions)	2007	2006	2005

Segment Sales
Industrial	$444.7	$416.5	$367.1
Contractor	306.7	320.5	305.3
Lubrication	89.9	79.5	59.3

Consolidated	$841.3	$816.5	$731.7

Segment Operating Earnings
Industrial	$152.3	$128.5	$98.3
Contractor	81.5	89.1	77.6
Lubrication	9.3	18.7	15.6
Unallocated corporate	(10.6)	(10.3)	(0.4)

Consolidated	$232.5	$226.0	$191.1

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial

The following table presents net sales, components of net sales change and operating earnings for the Industrial segment.

(In millions)	2007	2006	2005

Sales
Americas	$213.1	$221.4	$191.5
Europe	138.0	115.9	101.7
Asia Pacific	93.6	79.2	73.9

Total	$444.7	$416.5	$367.1

Components of Net Sales Change
Volume & Price	4%	12%	8%
Acquisitions	0%	1%	25%
Currency	3%	1%	1%

Total	7%	14%	34%

Operating Earnings	$152.3	$128.5	$98.3

In 2007, sales in the Industrial segment increased by 7 percent, with sales growth in Europe and Asia offsetting sales declines in the Americas. Sales in Europe grew by 19 percent, including 9 percentage points related to favorable currency translation rates. The sales growth in Asia Pacific was 18 percent and the effect of currency translation rates was not significant.

In 2007, operating earnings in the Industrial segment were up 19 percent due to the increase in sales, improvements in gross profit margins and lower spending as percentage of sales. The lower spending is primarily the result of efficiencies obtained following the move of Gusmer operations into the Minneapolis, Sioux Falls and Ohio facilities and closure of the New Jersey facility in 2006.

In 2006, sales in the Industrial segment grew by 13 percent, with growth in all geographic regions. Growth in various product categories, such as high performance coatings and foam equipment, and full year impact of businesses acquired in 2005 contributed to the strong sales growth in the Industrial segment in 2006. Europe continued to experience strong sales growth in Eastern Europe and the Middle East.

In 2006, operating earnings in the Industrial segment were up 31 percent compared to 2005. Sales increased by 13 percent and gross profit margin as a percentage of sales increased by 2 percentage points. The increase in gross profit margin was primarily due to the higher cost of inventory of the acquired businesses in 2005.

In this segment, sales in each geographic region are significant and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates and the level of the U.S. dollar versus the euro, Japanese yen, South Korean won and the Canadian dollar.

Contractor

The following table presents net sales, components of net sales change and operating earnings for the Contractor segment.

(In millions)	2007	2006	2005

Sales
Americas	$210.9	$244.0	$242.2
Europe	71.0	55.3	46.2
Asia Pacific	24.8	21.2	16.9

Total	$306.7	$320.5	$305.3

Components of Net Sales Change
Volume & Price	(6%)	4%	9%
Acquisitions	0%	0%	0%
Currency	2%	1%	0%

Total	(4%)	5%	9%

Operating Earnings	$81.5	$89.1	$77.6

In 2007, sales in the Contractor segment decreased by 4%. Although sales in the Americas decreased by 14 percent, sales in Europe and Asia Pacific grew by 28 percent and 17 percent, respectively. Sales in the Americas were lower due to declines in both the home center and professional paint store channels. Sales growth in both Europe and Asia Pacific is attributed to continued focus on converting professional contractors from manual to spray applications and new distribution.

In 2007, operating earnings in the Contractor segment decreased by 9 percent. Operating earnings include approximately $1 million of incremental expense related to the launch and production of a new paint sprayer line for the home center channel. Gross profit margins and spending levels were otherwise consistent with the prior year.

In 2006, sales in the Contractor segment increased by 5 percent. Sales in the Americas were $244 million or 76 percent of total segment sales, an increase of 1 percent from 2005. The lower rate of growth as compared to 2005 reflected the slowing housing market in the United States. Sales in Europe and Asia Pacific increased by 20 percent and 25 percent respectively due to new product introductions and increased distribution throughout both regions.

In 2006, operating earnings in the Contractor segment increased 15 percent due to higher net sales, gross profit margin improvement and spending that was slightly lower than the prior year as a percentage of sales.

In this segment, sales in the Americas and Europe are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional building, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro.

Lubrication

The following table presents net sales, components of net sales change and operating earnings for the Lubrication segment.

(In millions)	2007	2006	2005

Sales
Americas	$76.4	$69.5	$52.6
Europe	6.6	4.5	3.1
Asia Pacific	6.9	5.5	3.6

Total	$89.9	$79.5	$59.3

Components of Net Sales Change
Volume & Price	(2%)	8%	13%
Acquisitions	14%	25%	1%
Currency	1%	1%	1%

Total	13%	34%	15%

Operating Earnings	$9.3	$18.7	$15.6

In 2007, sales in the Lubrication segment increased by 13 percent. Sales in the Americas increased by $7 million, with full year effect of the Lubriquip acquisition of $9 million for the region. Sales in Europe increased by 46 percent, including 7 percentage points related to favorable currency translation rates. Sales in Asia Pacific increased by 26 percent; the effect of currency translation was not significant.

In 2007, operating earnings decreased by $9 million, including $2.3 million of expenses related to the integration of the Lubriquip manufacturing operations, closure of the Lubriquip facilities in Madison, Wisconsin and Cleveland, Ohio and the transfer of Lubrication manufacturing from the facility in Minneapolis to the new facility in Anoka, Minnesota. The segment also had higher spending than the prior year in new product development, marketing and warranty expense, partially due to the full year impact of the Lubriquip acquisition.

In 2006, sales in the Lubrication segment increased by 34 percent, with the acquired Lubriquip business providing 19 percentage points of the overall sales growth and the full year impact of the 2005 PBL acquisition providing 6 percentage points of the sales growth.

In 2006, operating earnings in the Lubrication Equipment segment increased by 20 percent with an increase in segment sales of 34 percent. Lubriquip contributed approximately one half of the sales growth and $4 million of incremental operating expenses in 2006.

The Americas represent the vast majority of sales for the Lubrication Equipment segment and indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product.

Unallocated corporate

(In millions)	2007	2006	2005

Unallocated corporate (expenses)	$(10.6)	$(10.3)	$(0.4)

Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions. In 2007, unallocated corporate was $11 million, and included $9 million of stock compensation and $1 million of contributions to the Company’s charitable foundation.

In 2006, unallocated corporate increased $10 million and included $8 million of stock compensation, an increase from the prior year due to the adoption of SFAS No. 123 (R). Contributions to the Company’s charitable foundation were $2 million, an increase of $1 million as compared to 2005.

Financial Condition

Working Capital. The following table highlights several key measures of asset performance.

(Dollars in millions)	2007	2006

Working capital	$123.0	$110.1
Current ratio	2.0	1.9
Days of sales in receivables outstanding	61	60
Inventory turnover (LIFO)	5.0	5.6

The Company’s financial condition and cash flows from operations remain strong.

In 2007, the Company obtained a 5 year credit facility that provides $250 million of unsecured committed credit with an option for an additional $150 million. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. During the year, the Company used cash and long-term borrowings for share repurchases of $230 million and dividend payments of $43 million. Accounts receivable increased by $6 million to $140 million. The 5 percent increase was primarily due to higher sales (increase of 3 percent) compared to the prior year. Inventories decreased $2 million in 2007 to $75 million.

In 2006, the Company used cash for share repurchases of $88 million and dividends of $39 million. Cash and short-term borrowings were used to fund payments of $31 million to acquire Lubriquip. Accounts receivable increased by $11 million to $134 million. The 9 percent increase was primarily due to higher sales (increase of 12 percent) compared to the prior year. Inventories increased $20 million in 2006 to $76 million due to additions associated with the Lubriquip business, start-up of the new factory in Suzhou, China and inventory related to new product introductions.

Capital Structure. At December 28, 2007, the Company’s capital structure included current debt of $19 million, long-term debt of $107 million and shareholders’ equity of $245 million.

Shareholders’ equity decreased $86 million in 2007 to $245 million. The key components of changes in shareholders’ equity include current year earnings of $153 million, common stock issued of $25 million, reduced by $44 million of dividends declared and $232 million of shares repurchased.

Liquidity and Capital Resources. At December 28, 2007, the Company had various lines of credit totaling $293 million, of which $172 million was unused. The Company’s primary credit facility provides $250 million of unsecured committed credit with an option for an additional $150 million. Internally generated funds and unused financing sources provide the Company with the flexibility to meet its liquidity needs in 2008, including its capital expenditure plan of approximately $35 million, planned dividends of an estimated $46 million and acquisitions.

In December 2007, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.66 to $0.74 per share, a 12 percent increase.

Cash Flow

A summary of cash flow follows:

(In millions)	2007	2006	2005

Operating Activities	$177	$156	$153
Investing Activities	(38)	(65)	(131)
Financing Activities	(138)	(103)	(65)
Effect of exchange rates on cash	(2)	(1)	1

Net cash (used) provided	$(1)	$(13)	$(42)

Cash and cash equivalents at year-end	$5	$6	$19

Cash Flows Provided by Operating Activities. During 2007, $177 million was generated from operating cash flows, compared to $156 million in 2006 and $153 million in 2005. The higher cash flows from operating activities in 2007 were primarily due to changes in inventories (decreased $2 million in 2007 and increased $16 million in 2006) and the $3 million increase in net earnings. The increase in operating cash flows in 2006 was primarily due to higher net earnings.

Cash Flows Used in Investing Activities. During 2007, cash was used to fund $37 million of additions to property, plant and equipment including expansion of manufacturing facilities in North Canton, Ohio, and Sioux Falls, South Dakota. In 2006, cash was used to fund $34 million of capital expenditures and $31 million for a business acquisition. 2006 capital expenditures increased $14 million from the prior year, and included purchase of a new manufacturing/office facility in Anoka, Minnesota, construction of a new manufacturing facility in Suzhou, China, and manufacturing equipment additions.

Cash Flows Used in Financing Activities. During 2007, $138 million was used in financing activities compared to $103 million in 2006. Net borrowings on the long-term line of credit totaled $107 million. Cash was used for share repurchases totaling $230 million, an increase of $143 million from the prior year. Cash dividends paid totaled $43 million, an increase of $4 million from the prior year.

In February 2006, the Board of Directors authorized the Company to repurchase up to 7 million shares of its outstanding common stock, primarily through open-market transactions. At December 28, 2007, there were no remaining shares to be purchased under this authorization. In September 2007, the Board of Directors authorized the Company to purchase up to a total of an additional 7 million shares. This authorization will expire on September 30, 2009 and approximately 6 million shares could yet be purchased under this plan at December 28, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 28, 2007, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The current portion of uncertain tax positions under FIN 48 is also noted. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 28, 2007. The Company has also guaranteed the debt of its subsidiaries for up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period

		Less than	1-3	3-5	More than
(In millions)	Total	1 year	years	years	5 years

Long-term debt	$107	$—	$—	$107	$—
Capital lease obligations	—	—	—	—	—
Operating leases	6	3	2	—	1
Purchase obligations[1]	49	49	—	—	—
Fixed rate payments on interest swap	11	4	7	—	—
Unfunded pension and postretirement
medical benefits	29	3	6	6	14
Uncertain tax positions[2]

Total	$202	$59	$15	$113	$15

[1]	The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company has also committed up to $5 million under capital expenditure plans for facility construction and improvements. In addition, the Company has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

[2]	The total liability for uncertain tax positions under FIN 48 at December 28, 2007 was approximately $5.4 million. The Company is not able to reasonably estimate the timing of future payments relating to non-current unrecognized tax benefits.

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

Excess and Discontinued Inventory. The Company’s inventories are valued at the lower of cost or market. Reserves for excess and discontinued product are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate, changes in sales volumes due to unanticipated economic or competitive conditions are among the factors that would result in materially different amounts for this item.

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

Self-Insured Retentions. The Company purchases insurance for products liability, workers compensation and employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established liabilities for potential uninsured claims, including estimated costs and legal fees. The Company employs actuaries to assist in evaluating its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liabilities. Though management considers these balances adequate, a substantial change in the number and /or severity of claims would result in materially different amounts for this item.

Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet using statutory rates in effect for the year in which the differences are expected to reverse. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Liabilities for uncertain tax positions are also established for potential and ongoing audits of federal, state and international issues. The Company routinely monitors the potential impact of such situations and believes that liabilities are properly stated. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, the Company’s future taxable income levels and the results of tax audits.

Retirement Obligations. The measurements of the Company’s pension and postretirement medical obligations are dependent on a number of assumptions including estimates of the present value of projected future payments, taking into consideration future events such as salary increases and demographic experience. These assumptions may have an impact on the expense and timing of future contributions.

The assumptions used in developing the required estimates for pension obligations include discount rates, inflation, salary increases, retirement rates, expected return on plan assets and mortality rates. The assumptions used in developing the required estimates for postretirement medical obligations include discount rates, rate of future increase in medical costs and participation rates.

For U.S. plans, the Company establishes its discount rate assumption by reference to the “Citigroup Pension Liability Index,” a published index commonly used as a benchmark. For plans outside of the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets, and projected returns on plan assets. Mortality rates are based on a common group mortality table for males and females.

Net pension credit in 2007 was $0.7 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 28, 2007, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense

Discount rate	$ (13.9)	$ 0.4
Expected return on assets	$ —	$ 1.0

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair market value measurements. The Company will adopt the provisions of SFAS No. 157 for financial assets and liabilities in 2008. With respect to non-financial assets and liabilities, the statement is effective for the Company starting in fiscal 2009. The impact of the initial adoption of SFAS No. 157 is not expected to have a significant impact on the consolidated financial statements. The Company has not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar and pays variable interest rates on borrowings under its primary credit facility. Consequently, the Company is subject to profitability risk arising from exchange and interest rate movements. The Company may use a variety of financial and derivative instruments to manage foreign currency and interest rate risks. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange and interest rates.

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 28, 2007, the currencies to which the company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, Japanese yen, British pound and Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2006 results, the weaker U.S. dollar versus other currencies helped to increase sales and net earnings. For the year ended December 28, 2007 the impact of currency translation resulted in a calculated increase in net sales and net earnings of approximately $17 million and $7 million, respectively. For the year ended December 29, 2006, the calculated impact of currency translation resulted in an increase in net sales and net earnings of approximately $5 million and $2 million, respectively.

In 2007 the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings under the Company’s primary credit facility. The contracts fix the rates at approximately 4.7 percent through 2010.

2008 Outlook

The Company is expecting higher net sales and net earnings in 2008. Management believes that economic conditions in the U.S. will remain challenging in 2008, particularly in markets related to the housing industry. However, the Company anticipates that sales activity outside of the Americas will continue to be solid and that most of the Company’s major markets will continue to experience favorable economic conditions. The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the improved sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage, realization of price increases and stable foreign currency exchange rates. The earnings outlook assumes higher sales, continued improvements in manufacturing (which help offset cost increases including higher material prices), the continued disciplined management of operating expenses and the successful management and integration of acquisitions. The Company expects its effective tax rate will be approximately 34 percent. The tax rate in any quarter can be affected positively or negatively by developments in the specific quarter.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2007 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Item 1A and Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8.  Financial Statements and Supplementary Data

Page

•	Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities)	11
•	Management’s Report on Internal Control Over Financial Reporting	25
•	Reports of Independent Registered Public Accounting Firm	26
•	Consolidated Statements of Earnings for fiscal years 2007, 2006 and 2005	28
•	Consolidated Statements of Comprehensive Income for fiscal years 2007, 2006 and 2005	28
•	Consolidated Balance Sheets for fiscal years 2007 and 2006	29
•	Consolidated Statements of Cash Flows for fiscal years 2007, 2006 and 2005	30
•	Consolidated Statements of Shareholders' Equity for fiscal years 2007, 2006 and 2005	31
•	Notes to Consolidated Financial Statements	32

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 28, 2007.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2007, of the Company and our report dated February 18, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in the method of accounting for share-based compensation in 2006 described in Note A.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2008

Consolidated Financial Statements

To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 28, 2007 and December 29, 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2008

CONSOLIDATED STATEMENTS OF EARNINGS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands, except per share amounts)	December 28, 2007	December 29, 2006	December 30, 2005

Net Sales	$841,339	$816,468	$731,702
Cost of products sold	393,913	382,511	352,352

Gross Profit	447,426	433,957	379,350
Product development	30,277	29,970	26,970
Selling, marketing and distribution	124,508	119,122	110,135
General and administrative	60,161	58,866	51,175

Operating Earnings	232,480	225,999	191,070
Interest expense	3,433	946	1,374
Other expense, net	211	687	342

Earnings before Income Taxes	228,836	224,366	189,354
Income taxes	76,000	74,600	63,500

Net Earnings	$152,836	$149,766	$125,854

Basic Net Earnings per Common Share	$ 2.35	$ 2.21	$ 1.83

Diluted Net Earnings per Common Share	$ 2.32	$ 2.17	$ 1.80

Dividends Declared per Common Share	$ .68	$ .60	$ .54

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005

Net Earnings	$152,836	$149,766	$125,854
Other comprehensive income (loss)
Cumulative translation adjustment	108	2,693	(2,390)
Pension and postretirement medical liability adjustment	(875)	115	(1,050)
Gain (loss) on interest hedge contracts	(1,700)	—	—
Income taxes	895	(3)	368

Other comprehensive income (loss)	(1,572)	2,805	(3,072)

Comprehensive Income	$151,264	$152,571	$122,782

See Notes to Consolidated Financial Statements.
CONSOLIDATED BALANCE SHEETS	Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 28, 2007	December 29, 2006

ASSETS
Current Assets
Cash and cash equivalents	$ 4,922	$ 5,871
Accounts receivable, less allowances of $6,500 and $5,800	140,489	134,105
Inventories	74,737	76,311
Deferred income taxes	21,650	20,682
Other current assets	7,034	2,014

Total current assets	248,832	238,983
Property, Plant and Equipment, net	140,594	124,524
Prepaid Pension	31,823	26,903
Goodwill	67,204	67,174
Other Intangible Assets, net	41,889	50,325
Other Assets	6,382	3,694

Total Assets	$536,724	$511,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 18,991	$ 18,363
Trade accounts payable	27,379	27,442
Salaries, wages and commissions	20,470	26,303
Dividends payable	11,476	11,055
Other current liabilities	47,561	45,766

Total current liabilities	125,877	128,929
Long-Term Debt	107,060	—
Retirement Benefits and Deferred Compensation	40,639	36,946
Uncertain Tax Positions	5,400	—
Deferred Income Taxes	13,074	14,724
Commitments and Contingencies (Note K)
Shareholders' Equity
Common stock, $1 par value; 97,000,000 shares authorized;
61,963,962 and 66,804,781 shares outstanding in 2007 and 2006	61,964	66,805
Additional paid-in capital	156,420	130,621
Retained earnings	32,986	138,702
Accumulated other comprehensive income (loss)	(6,696)	(5,124)

Total shareholders' equity	244,674	331,004

Total Liabilities and Shareholders' Equity	$536,724	$511,603

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005

Cash Flows from Operating Activities
Net earnings	$152,836	$149,766	$125,854
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	28,665	26,046	23,496
Deferred income taxes	(1,590)	(6,597)	1,260
Share-based compensation	8,583	8,392	—
Excess tax benefit related to share-based
payment arrangements	(4,508)	(2,857)	—
Change in:
Accounts receivable	(1,844)	(3,584)	(9,101)
Inventories	2,045	(15,587)	4,524
Trade accounts payable	(2,314)	(74)	701
Salaries, wages and commissions	(6,527)	1,917	2,239
Retirement benefits and deferred compensation	(2,290)	(12)	396
Other accrued liabilities	4,666	(2,302)	1,189
Other	(625)	521	2,666

Net cash provided by operating activities	177,097	155,629	153,224

Cash Flows from Investing Activities
Property, plant and equipment additions	(36,869)	(33,652)	(19,904)
Proceeds from sale of property, plant and equipment	296	128	239
Investment in life insurance	(1,499)	—	—
Capitalized software and other intangible asset additions	(85)	(202)	(802)
Acquisitions of businesses, net of cash acquired	—	(30,676)	(111,005)

Net cash used in investing activities	(38,157)	(64,402)	(131,472)

Cash Flows from Financing Activities
Net borrowings (payments) on short-term lines of credit	(312)	9,593	2,498
Borrowings on long-term line of credit	158,351	—	—
Payments on long-term line of credit	(51,295)	—	—
Excess tax benefit related to share-based
payment arrangements	4,508	2,857	—
Common stock issued	24,055	12,008	10,481
Common stock retired	(230,412)	(87,570)	(42,297)
Cash dividends paid	(43,188)	(39,429)	(35,805)

Net cash used in financing activities	(138,293)	(102,541)	(65,123)

Effect of exchange rate changes on cash	(1,596)	(1,479)	1,481

Net increase (decrease) in cash and cash equivalents	(949)	(12,793)	(41,890)
Cash and cash equivalents
Beginning of year	5,871	18,664	60,554

End of year	$4,922	$5,871	$18,664

See Notes to Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	Graco Inc. and Subsidiaries

	Years Ended

(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005

Common Stock
Balance, beginning of year	$66,805	$68,387	$68,979
Shares issued	1,077	539	599
Shares repurchased	(5,918)	(2,121)	(1,191)

Balance, end of year	61,964	66,805	68,387

Additional Paid-In Capital
Balance, beginning of year	130,621	110,842	100,180
Shares issued	24,093	11,469	9,882
Stock compensation cost	8,583	8,392	—
Tax benefit related to stock options exercised	5,808	3,357	2,510
Restricted Stock Issued	(1,115)	—	—
Shares repurchased	(11,570)	(3,439)	(1,730)

Balance, end of year	156,420	130,621	110,842

Retained Earnings
Balance, beginning of year	138,702	112,506	62,773
Net income	152,836	149,766	125,854
Dividends declared	(43,609)	(40,554)	(36,745)
Shares repurchased	(214,943)	(83,016)	(39,376)

Balance, end of year	32,986	138,702	112,506

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(5,124)	(4,051)	(979)
Other comprehensive income (loss)	(1,572)	2,805	(3,072)
Adjustments to initially apply new accounting
standard, net of tax	—	(3,878)	—

Balance, end of year	(6,696)	(5,124)	(4,051)

Total Shareholders' Equity	$244,674	$331,004	$287,684

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 28, 2007, December 29, 2006 and December 30, 2005

A.  Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 28, 2007, December 29, 2006 and December 30, 2005, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 28, 2007, all subsidiaries are 100 percent owned.

Foreign Currency Translation. The functional currency of one subsidiary in Great Britain is local currency. Accordingly, adjustments resulting from the translation of that subsidiary’s financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income. The U.S. dollar is the functional currency for all other foreign subsidiaries, including one subsidiary in Spain whose functional currency changed to the U.S. dollar from the euro effective at the beginning of 2007. Accordingly, gains and losses from the translation of foreign currency balances and transactions of those subsidiaries are included in other expense, net.

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

Other Current Assets. Amounts included in other current assets were:

(In thousands)	2007	2006

Prepaid income taxes	$4,936	$ —
Prepaid expenses and other	2,098	2,014

Total	$7,034	$2,014

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

Intangible Assets. Goodwill has been assigned to reporting units, which are the Company’s divisions. The amounts of goodwill for each reportable segment were:

(In thousands)	2007	2006

Industrial	$42,221	$42,191
Contractor	7,939	7,939
Lubrication	17,044	17,044

Total	$67,204	$67,174

Components of other intangible assets were:

(Dollars in thousands)	Estimated Life (Years)	Original Cost	Amortization	Foreign Currency Translation and Other	Book Value

December 28, 2007
Customer relationships and distribution
network	4 - 8	$26,102	$(11,092)	$29	$15,039
Patents, proprietary technology and product
documentation	5 - 15	22,243	(7,720)	16	14,539
Trademarks, trade names and other	3 - 10	4,684	(2,555)	22	2,151

		53,029	(21,367)	67	31,729
Not Subject to Amortization
Brand names		10,260	—	(100)	10,160

Total		$63,289	$(21,367)	$(33)	$41,889

December 29, 2006
Customer relationships and distribution network
network	4 - 8	$26,102	$(7,335)	$6	$18,773
Patents, proprietary technology and product
documentation	5 - 15	22,243	(4,443)	5	17,805
Trademarks, trade names and other	3 - 10	5,114	(1,641)	14	3,487

		53,459	(13,419)	25	40,065
Not Subject to Amortization
Brand names		10,260	—	—	10,260

Total		$63,719	$(13,419)	$25	$50,325

Amortization of intangibles was $8.5 million in 2007 and $6.9 million in 2006. Estimated future annual amortization is as follows: $7.7 million in 2008, $6.9 million in 2009, $5.8 million in 2010, $4.9 million in 2011 and $6.4 million thereafter.

Other Assets. Components of other assets were:

(In thousands)	2007	2006

Cash surrender value of life insurance	$1,450	$ —
Assets held for sale	1,138	—
Capitalized software	1,019	1,614
Deposits and other	2,775	2,080

Total	$6,382	$3,694

In June 2007, the Company paid $1.5 million for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2007.

Operations in Cleveland, Ohio were moved to new facilities in Anoka, Minnesota in 2007. The property that formerly housed those operations is listed for sale and was reclassified to other assets from property, plant and equipment at estimated market value.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Goodwill and other intangible assets not subject to amortization are also reviewed for impairment annually in the fourth quarter. There have been no significant write-downs of any long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were:

(In thousands)	2007	2006

Accrued self-insured retentions	$ 7,842	$ 7,833
Accrued warranty and service liabilities	7,084	6,675
Accrued trade promotions	6,480	7,265
Payable for employee stock purchases	5,829	5,846
Income taxes payable	678	3,920
Other	19,648	14,227

Total	$47,561	$45,766

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation and employee medical benefits claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insured retentions are based on claims filed and estimates of claims incurred but not reported.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities:

(In thousands)	2007	2006

Balance, beginning of year	$6,675	$7,649
Charged to expense	6,053	4,442
Margin on parts sales reversed	3,186	1,944
Reductions for claims settled	(8,830)	(7,360)

Balance, end of year	$7,084	$6,675

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

Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include cooperative advertising arrangements, rebates based on annual purchases, and coupons. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Under cooperative advertising arrangements, the Company reimburses the distributor for a portion of its advertising costs related to the Company’s products; estimated costs are accrued at the time of sale and classified as selling, marketing and distribution expense. Rebates are accrued based on the program rates and progress toward the estimated annual sales amount, and are recorded as a reduction of sales (cash, trade credit) or cost of products sold (free goods). The estimated costs related to coupon programs are accrued at the time of sale and classified as selling, marketing and distribution expense or cost of products sold, depending on the type of incentive offered.

Share-based Compensation. SFAS No. 123(R), “Share-Based Payment,” became effective for the Company at the beginning of 2006. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for pro forma disclosures under SFAS No. 123, and cost related to new awards are recognized in accordance with SFAS No. 123(R). The Company continues to use the Black-Scholes option-pricing model to value option grants.

The Company recognized share-based compensation cost of $8.6 million in 2007 and $8.4 million in 2006, which reduced net income by $6.4 million, or $0.10 per weighted common share in 2007 and $6.1 million, or $0.09 per weighted common share in 2006. As of December 28, 2007, there was $11.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.

Had share-based compensation cost for the Employee Stock Purchase Plan and stock options granted under various stock incentive plans been recognized prior to 2006, the Company’s net earnings and earnings per share would have been reduced as follows:

(In thousands, except per share amounts)	2005

Net earnings
As reported	$125,854
Stock compensation, net of related tax effects	(4,636)

Pro forma	$121,218

Net earnings per common share
Basic as reported	$1.83
Diluted as reported	1.80
Pro forma basic	1.76
Pro forma diluted	1.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2007		2006		2005

Expected life in years	5.6		6.3		6.3
Interest rate	4.2%		4.6%		4.2%
Volatility	25.1%		27.8%		18.7%
Dividend yield	1.7%		1.4%		1.4%
Weighted average fair value per share	$10.5	5	$12.9	7	$8.2	4

Expected life is estimated based on vesting terms and exercise and termination history. Interest rate is based on the U.S. Treasury rate on zero-coupon issues with a remaining term equal to the expected life of the option. For 2007 and 2006, expected volatility is based on historical volatility over a period commensurate with the expected life of options. Prior to 2006, volatility was based on historical volatility over a three-year period.

The fair value of employees’ purchase rights under the Employee Stock Purchase Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	2007		2006		2005

Expected life in years	1.0		1.0		1.0
Interest rate	4.9%		4.6%		4.4%
Volatility	24.4%		24.0%		18.9%
Dividend yield	1.6%		1.4%		1.4%
Weighted average fair value per share	$9.7	9	$10.1	8	$8.2	6

Earnings Per Common Share. Basic net earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed after giving effect to the exercise of all dilutive outstanding option grants.

Comprehensive Income. Comprehensive income is a measure of all changes in shareholders’ equity except those resulting from investments by and distributions to owners, and includes such items as net earnings, certain foreign currency translation items, changes in the value of qualifying hedges and pension liability adjustments.

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss). As of December 28, 2007, the fair market value of the swap contracts totaled $1.7 million and was included in other current liabilities.

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

The Company may periodically hedge anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. There were no gains or losses on such transactions in 2007, 2006 and 2005, and there were no such transactions outstanding as of December 28, 2007, and December 29, 2006.

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. With respect to non-financial assets and liabilities, the statement is effective for the Company starting in fiscal 2009. The impact of the initial adoption of SFAS No. 157 in 2008 is not expected to have a significant impact on the consolidated financial statements. The Company has not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on its consolidated financial statements.

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

(In thousands)
Reportable Segments	2007	2006	2005

Net sales
Industrial	$444,725	$416,498	$367,119
Contractor	306,703	320,476	305,298
Lubrication	89,911	79,494	59,285

Total	$841,339	$816,468	$731,702

Operating earnings
Industrial	$152,278	$128,460	$98,330
Contractor	81,528	89,064	77,598
Lubrication	9,252	18,744	15,633
Unallocated corporate (expense)	(10,578)	(10,269)	(491)

Total	$232,480	$225,999	$191,070

Unallocated corporate is not included in management’s measurement of segment performance and includes such items as stock compensation, bad debt expense, charitable contributions and certain other charges or credits driven by corporate decisions.

(In thousands)
Geographic Information	2007	2006	2005

Net sales (based on customer location)
United States	$434,012	$474,366	$435,091
Other countries	407,327	342,102	296,611

Total	$841,339	$816,468	$731,702

Long-lived assets
United States	$266,722	$240,341	$202,601
Other countries	21,170	32,279	29,131

Total	$287,892	$272,620	$231,732

Sales to Major Customers

There were no customers that accounted for 10 percent or more of consolidated sales in 2007. Sales to a paint retailer were 10 percent of consolidated sales in each of the years 2006 and 2005.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2007	2006

Finished products and components	$46,677	$44,969
Products and components in various stages of completion	24,805	26,841
Raw materials and purchased components	37,311	35,258

	108,793	107,068
Reduction to LIFO cost	(34,056)	(30,757)

Total	$74,737	$76,311

Inventories valued under the LIFO method were $46.6 million for 2007 and $49.5 million for 2006. All other inventory was valued on the FIFO method.

In 2007, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2007	2006

Land and improvements	$10,066	$8,028
Buildings and improvements	92,145	76,485
Manufacturing equipment	166,869	149,603
Office, warehouse and automotive equipment	30,580	26,335
Additions in progress	6,413	17,867

Total property, plant and equipment	306,073	278,318
Accumulated depreciation	(165,479)	(153,794)

Net property, plant and equipment	$140,594	$124,524

Depreciation expense was $19.5 million in 2007, $18.2 million in 2006 and $18.3 million in 2005.

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2007	2006	2005

Domestic	$203,795	$197,410	$172,164
Foreign	25,041	26,956	17,190

Total	$228,836	$224,366	$189,354

Income tax expense consists of:

(In thousands)	2007	2006	2005

Current
Domestic
Federal	$67,255	$65,652	$51,103
State and local	4,600	4,520	5,000
Foreign	6,023	7,206	5,958

	77,878	77,378	62,061

Deferred
Domestic	(1,874)	(2,611)	973
Foreign	(4)	(167)	466

	(1,878)	(2,778)	1,439

Total	$76,000	$74,600	$63,500

Income taxes paid were $74.6 million, $77.6 million and $57.0 million in 2007, 2006 and 2005.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2007	2006	2005

Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower tax rates	(1)	(2)	(2)
State taxes, net of federal effect	2	2	2
U.S. general business tax credits	(1)	(1)	(1)
Domestic production deduction	(2)	(1)	(1)

Effective tax rate	33%	33%	33%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2007	2006

Inventory valuations	$8,986	$7,963
Insurance accruals	2,298	2,510
Warranty reserves	2,331	2,131
Vacation accruals	1,917	2,047
Bad debt reserves	1,888	1,715
Stock compensation	2,000	3,114
Other	2,230	1,202

Current	21,650	20,682

Unremitted earnings of consolidated foreign subsidiaries	(1,800)	(2,400)
Excess of tax over book depreciation	(14,483)	(14,324)
Postretirement benefits	7,462	7,372
Stock, pension and deferred compensation	(4,531)	(5,816)
Other	278	444

Non-current	(13,074)	(14,724)

Net deferred tax assets	$8,576	$5,958

Total deferred tax assets were $36.8 million and $32.6 million, and total deferred tax liabilities were $28.2 million and $26.6 million on December 28, 2007, and December 29, 2006.

Effective at the beginning of 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 resulted in no adjustment to beginning retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2007, which is anticipated to be completed by the end of 2008. The Company does not anticipate that adjustments related to the resolution of the audit, if any, would result in a material change to its financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2007

Unrecognized tax benefits balance at December 20, 3006	$ 4,900
Gross increases - current period tax positions	800
Lapse of statute of limitations	(1,000)

Unrecognized tax benefits balance at December 28, 2007	$ 4,700

At the end of 2007, the Company’s liability for uncertain tax positions was $5.4 million, including $ 0.7 million of interest and penalties. Unrecognized tax benefits of $4.0 million would affect the Company’s effective tax rate if recognized. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense.

There is a reasonable possibility that unrecognized tax benefits will decrease by approximately $3 to $4 million in the next twelve months pursuant to the following events: expiring statute of limitations, the closure of the IRS audit, and the closure of other tax jurisdiction audits.

F. Debt

In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. This credit facility provides $250 million of committed credit with an option for an additional $150 million. The facility is available for general corporate purposes, working capital needs, share repurchases and acquisitions. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization). The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

On December 28, 2007, the Company had $293 million in lines of credit, including the $250 million in committed credit facilities described above and uncommitted lines of credit totaling $20 million with U.S. banks and $23 million with foreign banks. The unused portion of these credit lines was $172 million at December 28, 2007. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 5.3 percent, 5.2 percent and 4.3 percent for the years ended December 28, 2007, December 29, 2006 and December 30, 2005. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

The Company is in compliance with the financial covenants of its debt agreements.

Interest paid on debt during 2007, 2006 and 2005 was $2.6 million, $0.9 million and $1.3 million.

G. Shareholders’ Equity

At December 28, 2007, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

Components of accumulated other comprehensive income (loss) were:

(In thousands)	2007	2006

Pension liability adjustment	$(5,672)	$(5,064)
Gain (loss) on hedge contracts	(1,072)	--
Cumulative translation adjustment	48	(60)

Total	$(6,696)	$(5,124)

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is recorded as a reduction of additional paid-in capital and is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $31,000 in 2007 and $116,000 in 2005. There was no compensation cost related to restricted shares in 2006. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 10,338 shares in 2007, 10,955 shares in 2006 and 12,933 shares in 2005. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 31, 2004	3,622	$18.28	1,804	$11.87
Granted	389	37.95
Exercised	(341)	11.57
Canceled	(55)	29.93

Outstanding, December 30, 2005	3,615	$20.85	2,017	$14.28
Granted	703	41.11
Exercised	(324)	15.11
Canceled	(38)	34.29

Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94
Granted	1,037	40.08
Exercised	(836)	19.96
Canceled	(378)	38.98

Outstanding, December 28, 2007	3,779	$28.63	2,228	$21.41

The following table summarizes information for options outstanding and exercisable at December 28, 2007 (in thousands, except per share and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg Exercise Price	Options Exercisable	Options Exercisable Weighted Avg Exercise Price

$ 6-13	772	2	$10.13	772	$10.13
17-29	1,041	5	22.77	906	21.99
32-39	929	8	36.53	415	34.61
40-49	1,037	9	41.22	135	41.40

$ 6-49	3,779	6	$28.63	2,228	$21.41

The aggregate intrinsic value of exercisable option shares was $36.5 million as of December 28, 2007, with a weighted average contractual term of 4.5 years. There were approximately 3.7 million vested share options and share options expected to vest as of December 28, 2007, with an aggregate intrinsic value of $37.8 million, a weighted average exercise price of $28.30 and a weighted average contractual term of 6.1 years.

Information related to options exercised follows:

(In thousands)	2007	2006	2005

Cash received	$16,688	$4,889	$3,945
Aggregate intrinsic value	17,465	8,851	8,574
Tax benefit realized	6,500	3,200	3,000

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 202,096 shares under this Plan in 2007, 204,478 shares in 2006 and 245,303 shares in 2005.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below:

(In thousands)	Total Shares Authorized	Available for Future Issuance as of December 28, 2007

Stock Incentive Plan (2006)	7,375	3,861
Employee Stock Purchase Plan (2006)	2,000	2,000

Total	9,375	5,861

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 28, 2007, include options granted under three plans that were replaced by the Stock Incentive Plan in 2001 and 2006. No shares are available for future grants under those plans. At the annual meeting of shareholders in April 2006, shareholders approved the 2006 Employee Stock Purchase Plan, which authorized 2 million shares of common stock. The new plan became effective in March 2007, at which time shares remaining authorized and unissued by the old plan were cancelled.

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2007	2006	2005

Numerator
Net earnings available to common shareholders	$152,836	$149,766	$125,854

Denominators
Weighted average shares outstanding for basic earnings per share	65,043	67,807	68,766
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	941	1,170	1,096

Denominator for diluted earnings per share	65,984	68,977	69,862

Basic earnings per share	$ 2.35	$ 2.21	$ 1.83

Diluted earnings per share	$ 2.32	$ 2.17	$ 1.80

Stock options to purchase 1,142,000 and 615,000 common shares were not included in the 2007 and 2006 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who elect to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $3.0 million in 2007, $2.6 million in 2006 and $2.3 million in 2005.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees hired before January 1, 2005, are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

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

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plan’s investment in the common stock of the Company was $13.0 million at December 28, 2007, and $13.8 million at December 29, 2006. For the funded pension plan, asset allocations at year-end were as follows:

	2007	2006

Graco common stock	6%	7%
Other equity securities	72%	77%
Debt securities	15%	10%
Real estate	6%	5%
Cash	1%	1%

Total	100%	100%

The Company uses a December 31 measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 28, 2007, and December 29, 2006, and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2007	2006	2007	2006

Change in benefit obligation
Obligation, beginning of year	$202,578	$191,261	$21,416	$30,555
Pension obligation of acquired business	—	4,531	—	—
Service cost	5,618	5,444	537	849
Interest cost	11,504	10,541	1,345	1,511
Plan amendments	—	211	873	(8,164)
Actuarial loss (gain)	(10,615)	(3,265)	1,772	(1,254)
Exchange rate changes	914	865	—	—
Benefit payments	(7,817)	(7,010)	(2,347)	(2,081)

Obligation, end of year	$202,182	$202,578	$23,596	$21,416

Change in plan assets
Fair value, beginning of year	$212,819	$185,330	$—	$—
Pension assets of acquired business	—	4,907	—	—
Actual return on assets	9,492	28,815	—	—
Employer contributions	884	777	2,347	2,081
Benefit payments	(7,817)	(7,010)	(2,347)	(2,081)

Fair value, end of year	$215,378	$212,819	$—	$—

Funded status	$13,196	$10,241	$(23,596)	$(21,416)

Amounts recognized in consolidated balance sheets
Non-current assets	$31,823	$26,903	$—	$—
Current liabilities	645	839	2,344	1,492
Non-current liabilities	17,982	15,823	21,252	19,924

Net	$13,196	$10,241	$(23,596)	$(21,416)

The accumulated benefit obligation for all defined benefit pension plans was $182 million as of year-end for both 2007 and 2006. Information for plans with an accumulated benefit obligation in excess of plan assets follows:

(In thousands)	2007	2006

Projected benefit obligation	$18,628	$16,662
Accumulated benefit obligation	15,806	14,530
Fair value of plan assets	—	—

The components of net periodic benefit cost for the plans for 2007, 2006 and 2005 were as follows:

	Pension Benefits			Postretirement Medical Benefits

(In thousands)	2007	2006	2005	2007	2006	2005

Service cost - benefits earned during the period	$5,618	$5,444	$4,648	$537	$849	$841
Interest cost on projected benefit obligation	11,504	10,541	9,931	1,345	1,511	1,620
Expected return on assets	(18,795)	(16,582)	(15,549)	—	—	—
Amortization of transition obligation (asset)	—	—	(11)	—	—	—
Amortization of prior service cost (credit)	244	147	144	(739)	(161)	—
Amortization of net loss (gain)	236	535	92	811	595	526
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	478	320	370	N/A	N/A	N/A

Net periodic benefit cost (credit)	$(715)	$405	$(375)	$1,954	$2,794	$2,987

Amounts recognized in other comprehensive (income) loss in 2007 were as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

Prior service cost (credit) arising during the period	$—	$873
Net loss (gain) arising during the period	(1,218)	1,772
Amortization of prior service credit (cost)	(244)	739
Amortization of net gain (loss)	(236)	(811)

Total	$(1,698)	$2,573

Amounts included in accumulated other comprehensive (income) loss as of December 28, 2007 and December 29, 2006, that had not yet been recognized as components of net periodic benefit cost, were as follows:

	Pension Benefits		Postretirement Medical Benefits

(In thousands)	2007	2006	2007	2006

Prior service cost (credit)	$742	$996	$(6,390)	$(8,002)
Net loss	4,963	6,407	9,600	8,639

Net before income taxes	5,705	7,403	3,210	637
Income taxes	(2,055)	(2,740)	(1,188)	(236)

Net	$3,650	$4,663	$2,022	$401

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2008 were as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

Prior service cost (credit)	$252	$(658)
Net loss (gain)	144	638

Net before income taxes	396	(20)
Income taxes	(146)	7

Net	$250	$(13)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits

Weighted average assumptions	2007	2006	2007	2006

Discount rate	6.2%	5.7%	6.3%	5.8%
Rate of compensation increase	3.8%	3.8%	N/A	N/A

Assumptions used to determine the Company's net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits

Weighted average assumptions	2007	2006	2005	2007	2006	2005

Discount rate	5.7%	5.5%	5.9%	5.8%	5.5%	6.0%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.8%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In 2006, the annual cost increase limitation was changed to 5 percent for 2007, 4 percent for 2008 and 3 percent thereafter. In 2007, the Company made changes in the administration of the plan to facilitate compliance with the cost limitation provisions. The Company also amended the plan to remove the 30-year service cap applied to the calculation of service-based credits provided to future retirees for postretirement health care costs. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 9.0 percent for 2008, decreasing by one-half percentage point each year to a constant rate of 5 percent in 2016 and thereafter, subject to the plan’s annual increase limitation.

At December 28, 2007, a one percent change in assumed health care cost trend rates would have no significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $0.6 million to its unfunded pension plans and $2.3 million to the postretirement medical plan in 2008. No contribution to the funded pension plan is expected in 2008. Estimated future benefit payments are as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits

2008	$ 8,400	$2,300
2009	9,000	2,200
2010	10,500	2,100
2011	10,800	2,000
2012	11,500	1,800
Years 2013 - 2017	69,700	8,200

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $5.6 million at December 28, 2007, payable as follows:

(In thousands)	Buildings	Vehicles & Equipment	Total

2008	$ 629	$1,833	$2,462
2009	272	1,312	1,584
2010	30	529	559
2011	22	196	218
2012	22	78	100
Thereafter	679	6	685

Total	$1,654	$3,954	$5,608

Total rental expense was $2.3 million for 2007, $1.8 million for 2006 and $1.7 million for 2005.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $20 million at December 28, 2007. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $24 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 28, 2007. The Company has also guaranteed the debt of its subsidiaries for up to $9 million.

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

Lubriquip had manufacturing facilities in Warrensville Heights, Ohio and Madison, Wisconsin. In 2007, the Company combined those operations with the Company’s existing lubrication businesses in a new facility in Anoka, Minnesota.

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

Identifiable intangible assets and weighted average estimated useful life were as follows (dollars in thousands):

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2007 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2007 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Company” in Part I of this 2007 Annual Report on Form 10-K and the information under the headings “Election of Directors-Nominees and Other Directors,” “Director Qualifications and Selection Process” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, to be held on April 25, 2008 (the “Proxy Statement”), are incorporated herein by reference.

New York Stock Exchange Rule 303A.12

Our Company’s Annual CEO Certification as required by NYSE Rule 303A.12(a) was filed with the New York Stock Exchange on or about May 10, 2007. The certifications of the President and Chief Executive Officer and Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our Company’s disclosure in this 2007 Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 hereto.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Committees of the Board of Directors” of our Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Our Company has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. We have also issued Conduct of Business Guidelines (Code of Ethics) that apply to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Conduct of Business Guidelines, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com. Copies of these documents are also available in print by written request directed to Secretary, Graco Inc., P.O. Box 1441, Minneapolis, MN 55440-1441.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Business Relationships,” “Related Person Transaction Approval Policy” and “Director Independence” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the headings “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements See Part II
			Page
	(2)	Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts	51

		All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.	53

Schedule II – Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves[1]	Other add (deduct)[2]	Balance at end of year

Year ended December 28, 2007
Allowance for doubtful accounts	$2,600	$200	$400	$100	$2,500
Allowance for returns and credits	3,200	12,400	11,600	—	4,000

	$5,800	$12,600	$12,000	$100	$6,500

Year ended December 29, 2006
Allowance for doubtful accounts	$2,300	$—	$—	$300	$2,600
Allowance for returns and credits	3,600	10,400	10,900	100	3,200

	$5,900	$10,400	$10,900	$400	$5,800

Year ended December 30, 2005
Allowance for doubtful accounts	$2,300	$300	$200	$(100)	$2,300
Allowance for returns and credits	3,300	8,100	7,700	(100)	3,600

	$5,600	$8,400	$7,900	$(200)	$5,900

[1]	For doubtful accounts, represents amounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves. For returns and credits, represents amounts of credits issued and returns processed.
[2]	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

/s/Patrick J. McHale	February 18, 2008
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. McHale	February 18, 2008
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/James A. Graner	February 18, 2008
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/Caroline M. Chambers	February 18, 2008
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Jack W. Eugster	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Marti Morfitt	Director
Mark H. Rauenhorst	Director
William G. Van Dyke	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/Patrick J. McHale	February 18, 2008
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase Agreement By and Among PMC Global, Inc. Gusmer Machinery Group, Inc. and Graco Inc., dated as of February 4, 2005 (Incorporated by reference to exhibit 2.1 to the Company's Report on Form 8-K dated February 10, 2005.)

2.2	Stock Purchase Agreement By and Among PMC Europe Investments, S.L. and Graco Inc. dated as of February 4, 2005 (Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K dated February 10, 2005.)

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

4.1	Share Rights Agreement dated as of February 25, 2000, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated March 9, 2000.)

4.2	Credit Agreement dated July 12, 2007, between the Company and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 12, 2007.)

*10.1	Executive Officer Bonus Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated February 18, 2005.)

*10.2	Executive Officer Annual Incentive Bonus Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed March 6, 2007.)

*10.3	Graco Inc. Nonemployee Director Stock Option Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Long Term Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.5	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

10.6	Employee Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.7	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) Amendment 1 dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.) Amendment 2 dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Amendment 3 adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Amendment 4 adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.8	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Amendment 2 dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.)

10.9	CEO Award Program. (Incorporated by reference to Exhibit 10.9 to the Company’s 2005 Annual Report on Form 10-K.)

*10.10	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.)

*10.11	Graco Restoration Plan (2005 Statement.) (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.)

*10.12	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s 2001 Annual Report on Form 10-K.)

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.14	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.15	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s 2001 Annual Report on Form 10-K.)

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to Chief Executive Officer in 2001 and 2002. Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K.) Amended form of agreement for awards made to executive officers in 2004. Amended form of agreement for awards made to Chief Executive Officer in 2004. (Incorporated by reference to Exhibit 10.2 and 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.17	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.)

*10.18	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to chief executive officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.)

*10.19	Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to one executive officer, as amended by Amendment 1, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated March 11, 1993.)

*10.20	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers.

*10.21	Election Form. Form of agreement used for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s 2004 Annual Report on Form 10-K.) Amended form of agreement used for the 2006 plan year. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.22	Election Form. Form of agreement used for the 2007 plan year for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement used for the 2008 plan year.

*10.23	Key Employee Agreement. Form of agreement with officers and other key employees relating to change of control. (Incorporated by reference to Exhibit 10.15 to the Company’s 2001 Annual Report on Form 10-K.)

*10.24	Key Employee Agreement. Form of agreement used with chief executive officer.

*10.25	Key Employee Agreement. Form of agreement used with executive officers reporting to the chief executive officer.

*10.26	Key Employee Agreement. Form of agreement used with executive officer reporting to an executive officer other than the chief executive officer.

*10.27	Letter Agreement with President and Chief Executive Officer, dated June 5, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

*10.28	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) As enhanced by Supplemental Income Protection Plan in 2004.

11	Statement of Computation of Earnings per share included in Note I on page 42.

21	Subsidiaries of the Registrant included herein on page 56.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 57.

24	Power of Attorney included herein on page 58.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 59.

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) included herein on page 60.

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 61.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 62.

Except as otherwise noted, all documents incorporated by reference above relate to File No. 001-09249.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company as of December 28, 2007

Subsidiary	Jurisdiction of Organization	Percentage of Voting Securities Owned by the Company

Graco Australia Pty Ltd.	Australia	100%[3]
Graco Canada Inc.	Canada	100%
Graco do Brasil Limitada	Brazil	100%[1]
Graco Fluid Equipment (Shanghai) Co., Ltd.	China (PRC)	100%
Graco Fluid Equipment (Suzhou) Co., Ltd.	China (PRC)	100%[6]
Graco GmbH	Germany	100%
Graco Hong Kong Ltd.	Hong Kong	100%
Graco Indiana Inc.	United States	100%
Graco K.K.	Japan	100%
Graco Korea Inc.	Korea	100%
Graco Ltd.	England	100%
Graco Minnesota Inc.	United States	100%
Graco N.V.	Belgium	100%[1]
Graco Ohio Inc.	United States	100%
Graco S.A.S.	France	100%
Gusmer Corporation	United States	100%
Gusmer Canada Ltd.	Canada	100%[4]
Gusmer Europe, S.L.	Spain	100%[4]
Gusmer Sudamerica S.A.	Argentina	100%[5]
Liquid Control Ltd.	England	100%[2]
Lubriquip, Inc.	United States	100%

[1]	Includes shares held by executive officer of the Company or the relevant subsidiary to satisfy the requirements of local law.
[2]	Shares 100% held by Graco Ohio Inc.
[3]	Shares 100% held by Graco Hong Kong Ltd.
[4]	Shares 100% held by Gusmer Corporation.
[5]	Shares held by Gusmer Corporation and by executive officer of the Company to satisfy the requirements of local law.
[6]	Shares 100% owned by Graco Minnesota Inc.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-03459, No. 333-75307, No. 333-63128, No. 333-123813, No. 333-134162, and No. 333-140848 on Form S-8 of our reports dated February 18, 2008, relating to the financial statements and financial statement schedule of Graco Inc. and Subsidiaries (the "Company") (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company’s change in the method of accounting for share-based compensation in 2006 described in Note A), and the effectiveness of the Company’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Graco Inc. and Subsidiaries for the year ended December 28, 2007.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2008

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints Patrick J. McHale or James A. Graner, that person’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for that person and in that person’s name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 28, 2007, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, the following persons have signed this Power of Attorney on the date indicated.

Date

/s/William J. Carroll	February 15, 2008
William J. Carroll

/s/Jack W. Eugster	February 15, 2008
Jack W. Eugster

/s/J. Kevin Gilligan	February 15, 2008
J. Kevin Gilligan

/s/Patrick J. McHale	February 15, 2008
Patrick J. McHale

/s/Lee R. Mitau	February 15, 2008
Lee R. Mitau

/s/Marti Morfitt	February 15, 2008
Marti Morfitt

/s/Mark H. Rauenhorst	February 15, 2008
Mark H. Rauenhorst

/s/William G. Van Dyke	February 15, 2008
William G. Van Dyke

/s/R. William Van Sant	February 15, 2008
R. William Van Sant