Form 10-Q
period 2007-03-28
GRACO INC
filed 2008-04-23
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Accelerated filer Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

60,571,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of April 17, 2008.

GRACO INC. AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	13-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits	19

SIGNATURES

EXHIBITS
PART I

GRACO INC. AND SUBSIDIARIES
Item 1.	CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007

Net Sales	$204,120	$197,495

Cost of products sold	92,267	92,633

Gross Profit	111,853	104,862

Product development	7,940	8,272

Selling, marketing and distribution	33,821	29,263

General and administrative	17,738	15,240

Operating Earnings	52,354	52,087

Interest expense	1,603	258

Other expense (income), net	(115)	(106)

Earnings before Income Taxes	50,866	51,935

Income taxes	15,300	18,200

Net Earnings	$35,566	$33,735

Basic Net Earnings per Common Share	$.58	$.51

Diluted Net Earnings per Common Share	$.57	$.50

Cash Dividends Declared per Common Share	$.19	$.17

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 28, 2008	Dec. 28, 2007

ASSETS

Current Assets
Cash and cash equivalents	$6,778	$4,922
Accounts receivable, less allowances of
$7,900 and $6,500	150,726	140,489
Inventories	88,496	74,737
Deferred income taxes	25,510	21,650
Other current assets	2,741	7,034

Total current assets	274,251	248,832

Property, Plant and Equipment
Cost	311,180	306,073
Accumulated depreciation	(169,625)	(165,479)

Property, plant and equipment, net	141,555	140,594

Prepaid Pension	32,495	31,823
Goodwill	84,887	67,204
Other Intangible Assets, net	58,021	41,889
Other Assets	6,538	6,382

Total Assets	$597,747	$536,724

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to banks	$19,566	$18,991
Trade accounts payable	32,393	27,379
Salaries, wages and commissions	14,085	20,470
Dividends payable	11,169	11,476
Other current liabilities	57,052	47,561

	134,265	125,877

Long-Term Debt	178,595	107,060
Retirement Benefits and Deferred Compensation	40,944	40,639
Uncertain Tax Positions	1,650	5,400
Deferred Income Taxes	19,104	13,074

Shareholders' Equity
Common stock	60,692	61,964
Additional paid-in capital	166,080	156,420
Retained earnings	4,792	32,986
Accumulated other comprehensive income (loss)	(8,375)	(6,696)

Total shareholders' equity	223,189	244,674

Total Liabilities and Shareholders' Equity	$597,747	$536,724

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Cash Flows from Operating Activities

Net Earnings	$35,566	$33,735
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	7,395	6,959
Deferred income taxes	(2,885)	(3,478)
Share-based compensation	2,553	2,218
Excess tax benefit related to share-based payment
arrangements	(1,723)	(848)
Change in
Accounts receivable	(5,296)	(7,631)
Inventories	(9,836)	(10,985)
Trade accounts payable	4,801	1,711
Salaries, wages and commissions	(6,808)	(12,469)
Retirement benefits and deferred compensation	(887)	(989)
Other accrued liabilities	9,204	15,081
Other	(228)	(165)

Net cash provided by operating activities	31,856	23,139

Cash Flows from Investing Activities

Property, plant and equipment additions	(5,130)	(13,267)
Proceeds from sale of property, plant and equipment	39	149
Capitalized software and other intangible asset additions	(222)	—
Acquisition of business, net of cash acquired	(35,266)	—

Net cash used in investing activities	(40,579)	(13,118)

Cash Flows from Financing Activities

Net borrowings (payments) on short-term lines of credit	(818)	14,939
Borrowings on long-term line of credit	83,335	—
Payments on long-term line of credit	(11,800)	—
Excess tax benefit related to share-based payment
arrangements	1,723	848
Common stock issued	9,811	8,355
Common stock retired	(59,528)	(23,985)
Cash dividends paid	(11,376)	(11,010)

Net cash provided by (used in) financing activities	11,347	(10,853)

Effect of exchange rate changes on cash	(768)	(272)

Net increase (decrease) in cash and cash equivalents	1,856	(1,104)

Cash and cash equivalents

Beginning of year	4,922	5,871

End of period	$6,778	$4,767

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 28, 2008 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 28, 2008, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007

Net earnings available to common shareholders	$35,566	$33,735

Weighted average shares outstanding for basic
earnings per share	61,254	66,667

Dilutive effect of stock options computed
based on the treasury stock method using the average
market price	663	1,048

Weighted average shares outstanding for diluted
earnings per share	61,917	67,715

Basic earnings per share	$ .58	$ .51

Diluted earnings per share	$ .57	$ .50

Stock options to purchase 2,215,000 and 948,000 shares were not included in the 2008 and 2007 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 28, 2008 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 28, 2007	3,779	$28.63	2,228	$21.41
Granted	676	35.87
Exercised	(210)	15.90
Canceled	(160)	38.95
Outstanding, March 28, 2008	4,085	$30.08	2,353	$24.02

The aggregate intrinsic value of exercisable option shares was $30.7 million as of March 28, 2008, with a weighted average contractual term of 4.8 years. There were approximately 4 million vested share options and share options expected to vest as of March 28, 2008, with an aggregate intrinsic value of $31.1 million, a weighted average exercise price of $29.94 and a weighted average contractual term of 6.6 years.

Information related to options exercised in the first three months of 2008 and 2007 follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Cash received	$3,329	$1,305
Aggregate intrinsic value	4,134	3,407
Tax benefit realized	1,500	1,200

The Company recognized share-based compensation of $2.6 million in the first quarter of 2008 and $2.2 million in the first quarter of 2007. As of March 28, 2008, there was $12.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Expected life in years	6.0	6.0
Interest rate	3.1%	4.6%
Volatility	25.0%	26.2%
Dividend yield	2.1%	1.6%
Weighted average fair value per share	$8.32	$12.05

Under the Company’s Employee Stock Purchase Plan, the Company issued 216,000 shares in 2008 and 202,000 shares in 2007. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Expected life in years	1.0	1.0
Interest rate	1.5%	4.9%
Volatility	27.1%	24.4%
Dividend yield	2.1%	1.6%
Weighted average fair value per share	$8.14	$9.79

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007

Pension Benefits
Service cost	$1,391	$1,479
Interest cost	3,146	2,882
Expected return on assets	(4,850)	(4,800)
Amortization and other	152	255
Net periodic benefit cost (credit)	$(161)	$(184)

Postretirement Medical
Service cost	$125	$150
Interest cost	375	300
Amortization and other	—	(50)
Net periodic benefit cost	$500	$400

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007

Net earnings	$35,566	$33,735
Pension and postretirement medical liability adjustment	124	(14)
Gain (loss) on interest rate hedge contracts	(2,775)	—
Cumulative translation adjustment	(5)	(7)
Income Taxes	977	5
Comprehensive income	$33,887	$33,719

Components of accumulated other comprehensive income (loss) were (in thousands):

	March 28, 2008	Dec. 28, 2007
Pension and postretirement medical liability adjustment	$(5,597)	$(5,672)
Gain (loss) on interest rate hedge contracts	(2,821)	(1,072)
Cumulative translation adjustment	43	48
Total	$(8,375)	$(6,696)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 28, 2008 and March 30, 2007 were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Net Sales
Industrial	$114,251	$105,065
Contractor	66,180	69,751
Lubrication	23,689	22,679
Consolidated	$204,120	$197,495

Operating Earnings
Industrial	$37,898	$34,418
Contractor	13,696	17,027
Lubrication	4,317	3,064
Unallocated corporate	(3,557)	(2,422)
Consolidated	$52,354	$52,087

7.	Major components of inventories were as follows (in thousands):

	March 28, 2008	Dec. 28, 2007

Finished products and components	$55,402	$46,677
Products and components in various stages
of completion	26,262	24,805
Raw materials and purchased components	40,231	37,311
	121,895	108,793
Reduction to LIFO cost	(33,399)	(34,056)
Total	$88,496	$74,737

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (Years)	Original Cost	Amorti- zation	Foreign Currency Translation and Other	Book Value
March 28, 2008
Customer relationships	3 - 8	$37,230	$(9,021)	$28	$28,237
Patents, proprietary technology
and product documentation	3 - 15	23,598	(8,566)	14	15,046
Trademarks and trade names	3 - 10	4,684	(2,878)	22	1,828
		65,512	(20,465)	64	45,111
Not Subject to Amortization:
Brand names		12,910	—	—	12,910
Total		$78,422	$(20,465)	$64	$58,021

December 28, 2007
Customer relationships and
distribution network	4 - 8	$26,102	$(11,092)	$29	$15,039
Patents, proprietary technology
and product documentation	5 - 15	22,243	(7,720)	16	14,539
Trademarks, trade names and
other	3 - 10	4,684	(2,555)	22	2,151
		53,029	(21,367)	67	31,729
Not Subject to Amortization:
Brand names		10,160	—	—	10,160
Total		$63,189	$(21,367)	$67	$41,889

Amortization of intangibles was $2.3 million in the first quarter of 2008. Estimated annual amortization expense is as follows: $10.2 million in 2008, $9.5 million in 2009, $8.5 million in 2010, $7.5 million in 2011, $6.8 million in 2012 and $4.9 million thereafter.

9.	Components of other current liabilities were (in thousands):

	March 28, 2008	Dec. 28, 2007

Accrued self-insurance retentions	$ 7,909	$ 7,842
Accrued warranty and service liabilities	7,423	7,084
Accrued trade promotions	3,787	6,480
Payable for employee stock purchases	825	5,829
Income taxes payable	12,807	678
Other	24,301	19,648
	$57,052	$47,561

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended March 28, 2008	Year Ended Dec. 28, 2007

Balance, beginning of year	$7,084	$6,675
Charged to expense	1,421	6,053
Margin on parts sales reversed	1,253	3,186
Reductions for claims settled	(2,335)	(8,830)
Balance, end of period	$7,423	$7,084

10.	The examination of the Company’s U.S. income tax returns for 2004 and 2005 was completed in the first quarter of 2008. Completion of the examination resulted in a payment of approximately $1 million and reductions of uncertain tax positions totaling approximately $4 million. The settlement of the examination decreased the Company’s effective tax rate for the quarter to 30 percent.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002.

11.	In February 2008, the Company acquired GlasCraft Inc. for approximately $35 million cash. GlasCraft has an office and manufacturing facility in Indianapolis, Indiana and had sales of approximately $18 million in 2007. It designs, manufactures and sells spray systems for the composites manufacturing industry and high performance dispense systems for the polyurethane foam and polyurea coatings industries. The products, brands, distribution channels and engineering capabilities of GlasCraft will expand and complement the Company’s Industrial Equipment business.

The purchase price has not been finalized and is subject to final determination of acquired asset and liability balances. The preliminary purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$2,200
Inventories	3,700
Deferred income taxes	700
Property, plant and equipment	700
Identifiable intangible assets	18,200
Goodwill	17,700

Total purchase price	43,200
Current liabilities assumed	(1,000)
Deferred income taxes	(6,900)

Net assets acquired	$35,300

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Product documentation (5 years)	$ 900
Customer relationships (6 years)	14,100
Proprietary technology (3 years)	500
Total (6 years)	15,500
Brand name (indefinite useful life)	2,700
Total identifiable intangible assets	$18,200

None of the goodwill or identifiable intangible assets is expected to be deductible for tax purposes.

12.	In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on the consolidated financial statements.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value of such instruments follows (in thousands):

	March 28, 2008	Dec. 28, 2007
Gain (loss) on interest rate hedge contracts	$(4,475)	$(1,700)
Gain (loss) on foreign currency forward contracts	(401)	(282)

Total	$(4,876)	$(1,982)

With respect to non-financial assets and liabilities, SFAS No. 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement is effective for the Company starting in fiscal 2009.

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales, net earnings and earnings per share were as follows (in thousands except per share amounts and percentages):

	Thirteen Weeks Ended		%
	March 28, 2008	March 30, 2007	Change
Net Sales	$204,120	$197,495	3%
Net Earnings	35,566	33,735	5%
Diluted Net Earnings per Common Share	$ 0.57	$ 0.50	14%

Foreign currency translation rates had a favorable impact on first quarter sales and net earnings. Translated at consistent exchange rates, sales were flat compared to 2007 and net earnings decreased 4 percent.

Results include sales of $1.5 million from GlasCraft, which was acquired in late February 2008.

Earnings per share increased at a higher rate than net earnings due to purchases and retirement of approximately 1.7 million shares of Company common stock.

Consolidated Results

Sales by geographic area were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Americas[1]	$115,833	$120,546
Europe[2]	59,508	49,377
Asia Pacific	28,779	27,572
Consolidated	$204,120	$197,495

[1]	North and South America, including the U.S.
[2]	Europe, Africa and Middle East

The decrease in the Americas, driven by weakness in the Contractor business, was more than offset by the increase in Europe, where net sales were 21 percent higher than last year. Translated at consistent exchange rates, net sales in Europe increased 9 percent. In the Asia Pacific region, net sales were 4 percent higher than last year, with half of the increase from favorable currency translation.

Gross profit margin, expressed as a percentage of sales, was 54.8 percent versus 53.1 percent for the same period last year. The increase was due mainly to favorable currency translation rates. The benefits of integrating Lubriquip and consolidating the Lubrication Equipment operations in the Company’s Anoka facility are also beginning to be reflected in the gross profit margin percentage.

Operating profit margin, expressed as a percentage of sales, was 25.6 percent for the first quarter versus 26.4 percent last year. Operating expenses in 2008 include approximately $1 million related to the rollout of the new sprayer line in the home center channel, approximately $1 million from GlasCraft operations and a $1 million contribution to the Company’s charitable foundation. The effects of currency translation increased operating expenses by approximately $2 million.

The $1.3 million increase in interest expense resulted from borrowings used to purchase and retire Company shares and for the acquisition of GlasCraft.

The Company’s effective tax rate for the first quarter was 30 percent, down from 35 percent for the first quarter last year. The decrease resulted from the completion of the examination of the Company’s income tax returns.

Segment Results

Certain measurements of segment operations compared to the first quarter of last year are summarized below:

Industrial

	Thirteen Weeks Ended
Net sales (in thousands)	March 28, 2008	March 30, 2007

Americas	$53,403	$50,475
Europe	39,650	32,447
Asia Pacific	21,198	22,143

Total	$114,251	$105,065

Operating earnings as a percentage of net sales	33%	33%

Net sales in the Industrial segment were up 6 percent in the Americas and 22 percent in Europe. Approximately half of the percentage increase in Europe came from currency translation.

Contractor

	Thirteen Weeks Ended
Net sales (in thousands)	March 28, 2008	March 30, 2007

Americas	$42,362	$50,580
Europe	17,962	15,134
Asia Pacific	5,856	4,037

Total	$66,180	$69,751

Operating earnings as a percentage of net sales	21%	24%

In the Contractor segment, net sales increases in Europe and Asia Pacific were not enough to offset a 16 percent decrease in the Americas, where sales were down in both the paint store and home center channels. Operating earnings in this segment were affected by $2.5 million related to the launch and production of new paint sprayer units in the home center channel.

Lubrication

	Thirteen Weeks Ended
Net sales (in thousands)	March 28, 2008	March 30, 2007

Americas	$20,068	$19,491
Europe	1,896	1,796
Asia Pacific	1,725	1,392

Total	$23,689	$22,679

Operating earnings as a percentage of net sales	18%	14%

Most sales, and sales growth, in the Lubrication segment came from the Americas. The improvement in operating profitability is related to the integration and consolidation of Lubrication operations completed in 2007.

Liquidity and Capital Resources

The Company used cash and borrowings under its long-term line of credit to purchase and retire $60 million of Company shares. Other significant uses of cash in the first quarter of 2008 included $35 million to acquire GlasCraft and $11 million for payment of dividends. Significant uses of cash in the first quarter of 2007 included $24 million for purchases and retirement of Company common stock, $13 million for capital additions and $11 million for payment of dividends.

At March 28, 2008, the Company had various lines of credit totaling $295 million, of which $101 million was unused. Internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Management is encouraged by the gains in the Company’s Industrial and Lubrication segments in North America and by the continued strength of its international business, including the Asia Pacific region, where orders were 15 percent higher than last year. Based on continuing weakness in the U.S. housing market, management remains cautious about the outlook for the Contractor business in North America and will manage the business accordingly. The Company will continue to make long-term investments in key growth strategies including new product development, expanding distribution, entering new markets and pursuing strategic acquisitions.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2007 Annual Report on Form 10-K.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec 29, 2007 - Jan 25, 2008	709,319	$34.40	709,319	5,438,214

Jan 26, 2008 - Feb 22, 2008	169,032	$34.08	159,000	5,279,214

Feb 23, 2008 - Mar 28, 2008	821,501	$35.03	819,259	4,459,955

Item 4.	Submission of Matters to a Vote of Security Holders

None
Item 6.	Exhibits

10.1	Graco Restoration Plan (2005 Statement). Third Amendment adopted March 27, 2008.

10.2	Stock Option Agreement. Form of agreement used for award in 2008 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). Form of agreement for award made to Chief Executive Officer in 2008.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 23, 2008	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2008	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 23, 2008	By:	/s/Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)