Form 10-Q
period 2008-06-27
GRACO INC
filed 2008-07-23
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 27, 2008

Commission File Number:  001-09249

GRACO INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0285640
(State of incorporation)	(I.R.S. Employer Identification Number)

88 - 11th Avenue N.E. Minneapolis, Minnesota	55413
(Address of principal executive offices)	(Zip Code)

(612) 623-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	X	Accelerated Filer
Non-accelerated Filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

60,056,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of July 17, 2008.

GRACO INC. AND SUBSIDIARIES

INDEX

Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 6.	Exhibits	22

SIGNATURES

EXHIBITS

PART I

Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net Sales	$239,230	$231,384	$443,350	$428,879

Cost of products sold	110,467	109,152	202,734	201,785

Gross Profit	128,763	122,232	240,616	227,094

Product development	9,039	7,544	16,979	15,816
Selling, marketing and distribution	35,842	31,917	69,663	61,180
General and administrative	16,819	15,057	34,557	30,297

Operating Earnings	67,063	67,714	119,417	119,801

Interest expense	1,906	642	3,509	900
Other expense (income), net	98	92	(17)	(14)

Earnings Before Income Taxes	65,059	66,980	115,925	118,915

Income taxes	22,600	22,800	37,900	41,000

Net Earnings	$42,459	$44,180	$78,025	$77,915

Basic Net Earnings
per Common Share	$0.70	$0.67	$1.28	$1.17

Diluted Net Earnings
per Common Share	$0.69	$0.66	$1.27	$1.16

Cash Dividends Declared
per Common Share	$0.19	$0.17	$0.37	$0.33

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 27, 2008	Dec 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$4,889	$4,922
Accounts receivable, less allowances of
$7,000 and $6,500	167,182	140,489
Inventories	91,709	74,737
Deferred income taxes	25,498	21,650
Other current assets	4,215	7,034
Total current assets	293,493	248,832

Property, Plant and Equipment
Cost	316,950	306,073
Accumulated depreciation	(173,458)	(165,479)
Property, plant and equipment, net	143,492	140,594

Prepaid Pension	33,273	31,823
Goodwill	84,880	67,204
Other Intangible Assets, net	55,394	41,889
Other Assets	6,940	6,382
Total Assets	$617,472	$536,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$19,415	$18,991
Trade accounts payable	30,572	27,379
Salaries, wages and commissions	17,314	20,470
Dividends payable	11,137	11,476
Other current liabilities	45,093	47,561
Total current liabilities	123,531	125,877

Long-term Debt	188,900	107,060
Retirement Benefits and Deferred Compensation	41,386	40,639
Uncertain Tax Positions	1,650	5,400
Deferred Income Taxes	18,702	13,074

Shareholders' Equity
Common stock	60,373	61,964
Additional paid-in-capital	171,886	156,420
Retained earnings	17,921	32,986
Accumulated other comprehensive income (loss)	(6,877)	(6,696)
Total shareholders' equity	243,303	244,674
Total Liabilities and Shareholders' Equity	$617,472	$536,724

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	June 27, 2008	June 29, 2007
Cash Flows From Operating Activities
Net Earnings	$78,025	$77,915
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	15,737	13,994
Deferred income taxes	(4,243)	(4,312)
Share-based compensation	5,081	4,351
Excess tax benefit related to share-based
payment arrangements	(2,923)	(3,848)
Change in
Accounts receivable	(22,217)	(24,733)
Inventories	(13,060)	(5,358)
Trade accounts payable	3,580	1,465
Salaries, wages and commissions	(3,647)	(10,313)
Retirement benefits and deferred compensation	(1,018)	(713)
Other accrued liabilities	(607)	4,830
Other	315	(114)
Net cash provided by operating activities	55,023	53,164

Cash Flows From Investing Activities
Property, plant and equipment additions	(12,944)	(21,646)
Proceeds from sale of property, plant and equipment	1,517	207
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(726)	(5)
Acquisition of business, net of cash acquired	(35,266)	-
Net cash used in investing activities	(48,918)	(22,943)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(660)	46,745
Borrowings on long-term line of credit	162,235	-
Payments on long-term line of credit	(80,395)	-
Excess tax benefit related to share-based
payment arrangements	2,923	3,848
Common stock issued	13,176	19,194
Common stock retired	(80,130)	(78,470)
Cash dividends paid	(22,582)	(21,984)
Net cash provided by (used in) financing activities	(5,433)	(30,667)

Effect of exchange rate changes on cash	(705)	(736)

Net increase (decrease) in cash and cash equivalents	(33)	(1,182)
Cash and cash equivalents
Beginning of year	4,922	5,871
End of year	$4,889	$4,689

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 27, 2008 and the related statements of earnings for the thirteen and twenty-six weeks ended June 27, 2008 and June 29, 2007, and cash flows for the twenty-six weeks ended June 27, 2008 and June 29, 2007 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 27, 2008, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net earnings available to
common shareholders	$ 42,459	$ 44,180	$ 78,025	$ 77,915

Weighted average shares
outstanding for basic
earnings per share	60,540	66,045	60,897	66,356

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	682	1,025	672	1,036

Weighted average shares
outstanding for diluted
earnings per share	61,222	67,070	61,569	67,392

Basic earnings per share	$ 0.70	$ 0.67	$ 1.28	$ 1.17

Diluted earnings per share	$ 0.69	$ 0.66	$ 1.27	$ 1.16

Stock options to purchase 1,889,000 and 1,228,000 shares were not included in the 2008 and 2007 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 27, 2008 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 28, 2007	3,779	$ 28.63	2,228	$ 21.41
Granted	749	36.13
Exercised	(398)	16.61
Canceled	(189)	38.95
Outstanding, June 27, 2008	3,941	$ 30.79	2,211	$ 24.92

The aggregate intrinsic value of exercisable option shares was $30.9 million as of June 27, 2008, with a weighted average contractual term of 4.7 years. There were approximately 3.9 million vested share options and share options expected to vest as of June 27, 2008, with an aggregate intrinsic value of $32.7 million, a weighted average exercise price of $30.65 and a weighted average contractual term of 6.6 years.

Information related to options exercised in the first six months of 2008 and 2007 follows (in thousands):

	Twenty-six Weeks Ended
	June 27, 2008	June 29, 2007
Cash received	$ 6,605	$ 12,046
Aggregate intrinsic value	8,359	14,535
Tax benefit realized	3,000	5,300

The Company recognized year-to-date share-based compensation of $5.1 million in 2008 and $4.4 million in 2007. As of June 27, 2008, there was $11 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 27, 2008	June 29, 2007
Expected life in years	6.0	6.0
Interest rate	3.2%	4.7%
Volatility	25.0%	26.1%
Dividend yield	2.1%	1.6%
Weighted average fair value per share	$ 8.43	$ 12.01

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

	Twenty-six Weeks Ended
	June 27, 2008	June 29, 2007
Expected life in years	1.0	1.0
Interest rate	1.5%	4.9%
Volatility	27.1%	24.4%
Dividend yield	2.1%	1.6%
Weighted average fair value per share	$ 8.14	$ 9.79

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,		June 29,
	2008	2007	2008		2007
Pension Benefits
Service cost	$1,412	$1,501		$2,803	$2,980
Interest cost	3,144	2,885		6,290	5,767
Expected return on assets	(4,850)	(4,800)		(9,700)	(9,600)
Amortization and other	144	291		296	546
Net periodic benefit cost (credit)	$(150)	$(123)	$	$(311)	$(307)

Postretirement Medical
Service cost	$125	$150		$$250	$300
Interest cost	375	315		750	615
Amortization	-	623		-	573
Net periodic benefit cost	$500	$1,088		$1,000	$1,488

The Company paid $1.5 million in June 2008 and $1.5 million in June 2007 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $2.8 million and $1.4 million is included in other assets in the consolidated balance sheet as of June 27, 2008 and June 29, 2007, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net earnings	$42,459	$44,180	$$78,025	$77,915
Cumulative translation
adjustment	(26)	121	(31)	114
Pension and postretirement
medical liability adjustment	65	144	189	130
Gain (loss) on interest
rate hedge contracts	2,352	-	(423)	-

Income taxes	(893)	(54)	84	(49)

Comprehensive income	$43,957	$44,391	$77,844	$78,110

  Components of accumulated other comprehensive income (loss) were (in thousands):

	June 27, 2008	Dec 28, 2007

Pension and postretirement medical liability adjustment	$ (5,556)	$ (5,672)
Gain (loss) on interest rate hedge contracts	(1,338)	(1,072)
Cumulative translation adjustment	17	48
Total	$ (6,877)	$ (6,696)

6.

The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 27, 2008 and June 29, 2007 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net Sales
Industrial	$133,092	$114,281	$247,343	$219,346
Contractor	82,061	94,231	148,241	163,982
Lubrication	24,077	22,872	47,766	45,551
Consolidated	$239,230	$231,384	$443,350	$428,879

Operating Earnings
Industrial	$44,075	$39,555	$81,973	$73,973
Contractor	20,741	28,619	34,437	45,646
Lubrication	4,607	2,196	8,924	5,260
Unallocated corporate (expense)	(2,360)	(2,656)	(5,917)	(5,078)
Consolidated	$67,063	$67,714	$119,417	$119,801

7.	Major components of inventories were as follows (in thousands):

	June 27, 2008	Dec 28, 2007

Finished products and components	$57,353	$46,677
Products and components in various
stages of completion	28,755	24,805
Raw materials and purchased components	39,007	37,311
	125,115	108,793
Reduction to LIFO cost	(33,406)	(34,056)
Total	$91,709	$74,737

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
June 27, 2008
Customer relationships	3 - 8	$ 37,230	$ (10,414)	$ 23	$ 26,839
Patents, proprietary technology
and product documentation	3 - 15	23,598	(9,468)	12	14,142

Trademarks and trade names	3 - 10	4,684	(3,201)	20	1,503

		65,512	(23,083)	55	42,484
Not Subject to Amortization:
Brand names		12,910	-	-	12,910

Total		$ 78,422	$ (23,083)	$ 55	$ 55,394

December 28, 2007
Customer relationships and
distribution network	4 - 8	$ 26,102	$ (11,092)	$ 29	$ 15,039
Patents, proprietary technology
and product documentation	5 - 15	22,243	(7,720)	16	14,539
Trademarks, trade names
and other	3 - 10	4,684	(2,555)	22	2,151

		53,029	(21,367)	67	31,729
Not Subject to Amortization:
Brand names		10,160	-	-	10,160

Total		$ 63,189	$ (21,367)	$ 67	$ 41,889

Amortization of intangibles was $2.6 million in the second quarter of 2008 and $4.9 million year-to-date. Estimated annual amortization expense is as follows: $10.2 million in 2008, $9.5 million in 2009, $8.6 million in 2010, $7.5 million in 2011, $6.7 million in 2012 and $4.9 million thereafter.

9.	Components of other current liabilities were (in thousands):

	June 27, 2008	Dec 28, 2007

Accrued self-insurance retentions	$ 7,962	$ 7,842
Accrued warranty and service liabilities	7,471	7,084
Accrued trade promotions	4,556	6,480
Payable for employee stock purchases	2,557	5,829
Income taxes payable	3,014	678
Other	19,533	19,648
Total	$ 45,093	$ 47,561

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six
	Weeks Ended	Year Ended
	June 27, 2008	Dec 28, 2007

Balance, beginning of year	$ 7,084	$ 6,675
Charged to expense	3,122	6,053
Margin on parts sales reversed	1,948	3,186
Reductions for claims settled	(4,683)	(8,830)
Balance, end of period	$ 7,471	$ 7,084

10.

The examination of the Company’s U.S. income tax returns for 2004 and 2005 was completed in the first quarter of 2008. Completion of the examination resulted in a payment of approximately $1 million and reductions of uncertain tax positions totaling approximately $4 million. The settlement of the examination decreased the Company’s effective tax rate for the year-to-date to 33 percent.

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

The purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$2,200
Inventories	3,700
Deferred income taxes	700
Property, plant and equipment	700
Identifiable intangible assets	18,200
Goodwill	17,700
Total purchase price	43,200
Current liabilities assumed	(1,000)
Deferred income taxes	(6,900)
Net assets acquired	$35,300

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Product documentation (5 years)	$900
Customer relationships (6 years)	14,100
Proprietary technology (3 years)	500
Total (6 years)	15,500
Brand name (indefinite useful life)	2,700
Total identifiable intangible assets	$18,200

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

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value of such instruments follows (in thousands):

	June 27, 2008	Dec 28, 2007

Gain (loss) on interest rate hedge contracts	$ (2,123)	$ (1,700)
Gain (loss) on foreign currency forward contracts	(33)	(282)
Total	$ (2,156)	$ (1,982)

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

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27,	June 29,	%	June 27,	June 29,	%
	2008	2007	Change	2008	2007	Change

Net Sales	$ 239.2	$ 231.4	3%	$ 443.4	$ 428.9	3%
Net Earnings	42.5	44.2	(4)%	78.0	77.9	0%
Diluted Net Earnings
per Common Share	$ 0.69	$ 0.66	5%	$ 1.27	$ 1.17	9%

Foreign currency translation rates had a favorable impact on sales and net earnings. Translated at consistent exchange rates, sales for both the quarter and year-to-date were flat compared to 2007 and net earnings decreased 12 percent for the quarter and 8 percent year-to-date.

Sales include $5 million from GlasCraft operations since the date of acquisition, including $3.5 million in the second quarter.

Investments in product and market development, along with rising costs of doing business, continued to apply pressure on earnings.

Earnings per share increased at a higher rate than net earnings due to purchases and retirement of approximately 2.2 million shares of Company common stock, including approximately 0.5 million shares in the second quarter.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Americas [1]	$ 131.9	$ 141.5	$ 247.8	$ 262.0
Europe [2]	72.0	58.7	131.6	108.1
Asia Pacific	35.3	31.2	64.0	58.8
Consolidated	$ 239.2	$ 231.4	$ 443.4	$ 428.9

[1] North and South America, including the U.S.
[2] Europe, Africa and Middle East

The decrease in the Americas was driven by weakness in the Contractor Business. Translated at consistent exchange rates, sales in Europe increased 10 percent for both the quarter and year-to-date, and sales in Asia Pacific increased by 11 percent for the quarter and 6 percent year-to-date.

Gross profit margin, expressed as a percentage of sales, was 53.8 percent for the quarter and 54.3 percent year-to-date, versus 52.8 percent and 53.0 percent for the same periods last year, respectively. The increase was due mainly to favorable currency translation rates. The effects of higher material and other manufacturing costs on gross margin rate have been offset by the impact of pricing and the benefits of integrating Lubriquip and consolidating Lubrication Equipment operations in the Company’s Anoka facility.

Operating expenses for both the quarter and year-to-date are 13 percent higher than last year. The effects of currency translation contributed approximately 3 percentage points of the increase. Operating expenses in 2008 increased $3 million from acquired GlasCraft operations. Continued investments in product and market development also contributed to the increase in operating expenses, including expenses related to the introduction of new product lines in the home center channel, new product development teams and additional sales and marketing personnel in developing countries.

Higher operating expenses offset the favorable effects of higher sales and gross profit margins, resulting in flat operating earnings for both the quarter and year-to-date.

Interest expense is $3 million higher than last year due to borrowings used for the purchase and retirement of Company shares and for the acquisition of GlasCraft. The Company repurchased approximately 2.2 million shares of its common stock for $80 million in the first half of 2008.

The Company’s effective tax rate for the first half was 33 percent, down from 35 percent for the first half last year. The decrease resulted from the completion of the examination of the Company’s income tax returns in the first quarter of 2008.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net sales (in millions)
Americas	$ 61.6	$ 54.7	$ 114.9	$ 105.1
Europe	46.1	36.8	85.8	69.3
Asia Pacific	25.4	22.8	46.6	44.9
Total	$ 133.1	$ 114.3	$ 247.3	$ 219.3

Operating earnings as a
percentage of net sales	33%	35%	33%	34%

The Industrial segment had second quarter sales growth in all regions and in all major product categories. Translated at consistent exchange rates, sales for the quarter were up 12 percent in both the Americas and in Europe and 9 percent in Asia Pacific. Year-to-date sales were up 8 percent in the Americas, 12 percent in Europe and 1 percent in Asia Pacific, all at consistent translation rates. Operating earnings in this segment were affected by an operating loss from GlasCraft, resulting from acquisition and integration related activities.

Contractor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net sales (in millions)
Americas	$ 51.4	$ 67.2	$ 93.7	$ 117.8
Europe	24.0	20.4	42.0	35.5
Asia Pacific	6.7	6.6	12.5	10.7
Total	$ 82.1	$ 94.2	$ 148.2	$ 164.0

Operating earnings as a
percentage of net sales	25%	30%	23%	28%

The Contractor segment continued to experience softness in both the North American paint store and home center channels. Year-to-date increases in Europe (18 percent increase, including 12 percentage points from currency translation) and in Asia Pacific (17 percent increase, including 2 percentage points from currency translation) were not enough to offset the 20 percent decrease in the Americas.

Operating earnings in this segment were affected by approximately $6 million (half in the second quarter) related to the launch and production of new paint sprayer units in the home center channel.

Lubrication
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net sales (in millions)
Americas	$ 19.0	$ 19.6	$ 39.1	$ 39.1
Europe	1.9	1.5	3.8	3.3
Asia Pacific	3.2	1.8	4.9	3.2
Total	$ 24.1	$ 22.9	$ 47.8	$ 45.6

Operating earnings as a
percentage of net sales	19%	10%	19%	12%

In the Lubrication segment, second quarter sales increases in Europe and Asia Pacific more than offset a decrease in the Americas. Year-to-date, sales were flat in the Americas and up in Europe and Asia Pacific.

The improvement in operating profitability is related to the integration and consolidation of Lubrication operations completed in 2007.

Liquidity and Capital Resources

In the first half of 2008, the Company used cash and borrowings under its long-term line of credit to purchase and retire $80 million of Company shares. Other significant uses of cash included $35 million to acquire GlasCraft and $23 million for payment of dividends. Significant uses of cash in the first half of 2007 included $78 million for purchases and retirement of Company common stock, $22 million for capital additions and $22 million for payment of dividends.

Increases in accounts receivable and inventories since the end of 2007 reflect the acquisition of GlasCraft operations and the higher level of business activity in the second quarter of 2008 compared to the fourth quarter of 2007.

At June 27, 2008, the Company had various lines of credit totaling $295 million, of which $90 million was unused. Internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

Management remains cautious about the outlook for the Company’s business in the U.S. and will continue to manage accordingly. At the same time, with the gains experienced in the Industrial and international business, management is encouraged that its strategies for achieving product and market diversification are paying off. The Company will continue to make long-term investments in key growth strategies including new product development, expanding distribution, entering new markets and pursuing strategic acquisitions.

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

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Mar 29, 2008 – Apr 25, 2008	155,565	$ 37.31	155,565	4,304,390

Apr 26, 2008 – May 23, 2008	89,000	$ 40.16	89,000	4,215,390

May 24, 2008 – Jun 27, 2008	265,626	$ 39.84	264,590	3,950,800

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 25, 2008, three directors were elected to the Board of Directors with the following votes:

	For	Withheld

Patrick J. McHale	51,850,208	1,372,816
Lee R. Mitau	51,320,659	1,902,365
Marti Morfitt	51,772,973	1,450,052

At the same meeting, the appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm was ratified, with the following votes:

For	Against	Abstentions
52,183,467	958,747	80,809

Item 6.	Exhibits

	10.1	Restoration Plan (2005 Statement). Third Amendment adopted March 27, 2008.

	10.2	Stock Option Agreement. Form of agreement used for award in 2008 of nonstatutory stock options to non-employee directors uder the Graco Inc. Amended and Restated Stock Incentive Plan (2006).

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

	32	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 23, 2008	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2008	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 23, 2008	By:	/s/Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)