Form 10-Q
period 2008-09-26
GRACO INC
filed 2008-10-22
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 26, 2008

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

59,513,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of October 16, 2008.

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

SIGNATURES

EXHIBITS

PART I

Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Net Sales	$ 207,231	$ 207,270	$ 650,581	$ 636,149

Cost of products sold	97,071	96,624	299,805	298,409

Gross Profit	110,160	110,646	350,776	337,740

Product development	9,626	7,087	26,605	22,903
Selling, marketing and distribution	32,420	30,382	102,083	91,562
General and administrative	15,585	14,641	50,142	44,938

Operating Earnings	52,529	58,536	171,946	178,337

Interest expense	1,934	1,034	5,443	1,934
Other expense, net	623	39	606	25

Earnings Before Income Taxes	49,972	57,463	165,897	176,378

Income taxes	17,200	18,200	55,100	59,200

Net Earnings	$ 32,772	$ 39,263	$ 110,797	$ 117,178

Basic Net Earnings
per Common Share	$ 0.55	$ 0.61	$ 1.83	$ 1.78

Diluted Net Earnings
per Common Share	$ 0.54	$ 0.60	$ 1.81	$ 1.75

Cash Dividends Declared
per Common Share	$ 0.19	$ .17	$ 0.55	$ 0.50

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sep 26, 2008	Dec 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 5,250	$ 4,922
Accounts receivable, less allowances of
$6,600 and $6,500	146,820	140,489
Inventories	95,313	74,737
Deferred income taxes	25,609	21,650
Other current assets	5,624	7,034
Total current assets	278,616	248,832

Property, Plant and Equipment
Cost	322,933	306,073
Accumulated depreciation	(176,030)	(165,479)
Property, plant and equipment, net	146,903	140,594

Prepaid Pension	34,264	31,823
Goodwill	87,224	67,204
Other Intangible Assets, net	53,505	41,889
Other Assets	6,884	6,382
Total Assets	$ 607,396	$ 536,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 16,519	$ 18,991
Trade accounts payable	24,559	27,379
Salaries, wages and commissions	19,408	20,470
Dividends payable	11,016	11,476
Other current liabilities	48,063	47,561
Total current liabilities	119,565	125,877

Long-term Debt	191,855	107,060
Retirement Benefits and Deferred Compensation	40,428	40,639
Uncertain Tax Positions	1,800	5,400
Deferred Income Taxes	19,257	13,074

Shareholders' Equity
Common stock	59,522	61,964
Additional paid-in-capital	172,107	156,420
Retained earnings	10,111	32,986
Accumulated other comprehensive income (loss)	(7,249)	(6,696)
Total shareholders' equity	234,491	244,674
Total Liabilities and Shareholders' Equity	$ 607,396	$ 536,724

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Thirty-nine Weeks Ended
	Sep 26, 2008	Sep 28, 2007
Cash Flows From Operating Activities
Net Earnings	$ 110,797	$ 117,178
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	23,310	20,770
Deferred income taxes	(3,850)	(3,059)
Share-based compensation	7,072	6,297
Excess tax benefit related to share-based
payment arrangements	(2,923)	(4,154)
Change in
Accounts receivable	(4,989)	(7,383)
Inventories	(16,466)	(907)
Trade accounts payable	(775)	(1,477)
Salaries, wages and commissions	(1,236)	(7,697)
Retirement benefits and deferred compensation	(2,141)	(1,848)
Other accrued liabilities	788	6,150
Other	1,114	(1,589)
Net cash provided by operating activities	110,701	122,281

Cash Flows From Investing Activities
Property, plant and equipment additions	(20,778)	(28,207)
Proceeds from sale of property, plant and equipment	1,633	207
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(1,130)	(43)
Acquisitions of businesses, net of cash acquired	(39,780)	--
Net cash used in investing activities	(61,554)	(29,542)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(2,779)	(1,704)
Borrowings on long-term line of credit	188,869	85,680
Payments on long-term line of credit	(104,074)	--
Excess tax benefit related to share-based
payment arrangements	2,923	4,154
Common stock issued	13,528	22,545
Common stock retired	(114,341)	(164,910)
Cash dividends paid	(33,693)	(32,800)
Net cash provided by (used in) financing activities	(49,567)	(87,035)

Effect of exchange rate changes on cash	748	(1,804)

Net increase (decrease) in cash and cash equivalents	328	3,900
Cash and cash equivalents
Beginning of year	4,922	5,871
End of period	$ 5,250	$ 9,771

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 26, 2008 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 26, 2008 and September 28, 2007, and cash flows for the thirty-nine weeks ended September 26, 2008 and September 28, 2007 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 26, 2008, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Net earnings available to
common shareholders	$ 32,772	$ 39,263	$ 110,797	$ 117,178

Weighted average shares
outstanding for basic
earnings per share	59,769	64,797	60,521	65,836

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	596	921	647	998

Weighted average shares
outstanding for diluted
earnings per share	60,365	65,718	61,168	66,834

Basic earnings per share	$ 0.55	$ 0.61	$ 1.83	$ 1.78

Diluted earnings per share	$ 0.54	$ 0.60	$ 1.81	$ 1.75

Stock options to purchase 2,114,000 and 1,043,000 shares were not included in the 2008 and 2007 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 26, 2008 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 28, 2007	3,779	$ 28.63	2,228	$ 21.41
Granted	779	36.23
Exercised	(412)	16.66
Canceled	(210)	38.94
Outstanding, September 26, 2008	3,936	$ 30.85	2,193	$ 24.94

The aggregate intrinsic value of exercisable option shares was $25.4 million as of September 26, 2008, with a weighted average contractual term of 4.5 years. There were approximately 3.9 million vested share options and share options expected to vest as of September 26, 2008, with an aggregate intrinsic value of $25.4 million, a weighted average exercise price of $30.76 and a weighted average contractual term of 6.4 years.

Information related to options exercised in the first nine months of 2008 and 2007 follows (in thousands):

	Thirty-nine Weeks Ended
	Sep 26, 2008	Sep 28, 2007
Cash received	$ 6,864	$ 15,290
Aggregate intrinsic value	8,645	16,625
Tax benefit realized	3,100	6,200

The Company recognized year-to-date share-based compensation of $7.1 million in 2008 and $6.3 million in 2007. As of September 26, 2008, there was $9.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 26, 2008	Sep 28, 2007
Expected life in years	6.0	6.0
Interest rate	3.2%	4.7%
Volatility	25.0%	26.1%
Dividend yield	2.1%	1.6%
Weighted average fair value per share	$ 8.43	$ 12.01

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

	Thirty-nine Weeks Ended
	Sep 26, 2008	Sep 28, 2007
Expected life in years	1.0	1.0
Interest rate	1.5%	4.9%
Volatility	27.1%	24.4%
Dividend yield	2.1%	1.6%
Weighted average fair value per share	$ 8.14	$ 9.79

4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007
Pension Benefits
Service cost	$ 920	$ 1,231	$ 3,724	$ 4,211
Interest cost	2,896	2,855	9,186	8,622
Expected return on assets	(4,536)	(4,496)	(14,236)	(14,096)
Amortization and other	233	204	528	749
Net periodic benefit cost (credit)	$ (487)	$ (206)	$ (798)	$ (514)

Postretirement Medical
Service cost	$ 168	$ 75	$ 418	$ 375
Interest cost	286	360	1,036	975
Amortization	(13)	(518)	(13)	55
Net periodic benefit cost (credit)	$ 441	$ (83)	$ 1,441	$ 1,405

The Company paid $1.5 million in June 2008 and $1.5 million in June 2007 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $2.7 million and $1.5 million is included in other assets in the consolidated balance sheet as of September 26, 2008 and December 28, 2007, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Net earnings	$ 32,772	$ 39,263	$ 110,797	$ 117,178
Cumulative translation
adjustment	(346)	88	(377)	202
Pension and postretirement
medical liability adjustment	164	64	353	194
Gain (loss) on interest
rate hedge contracts	(211)	(89)	(634)	(89)

Income taxes	23	9	107	(40)

Comprehensive income	$ 32,402	$ 39,335	$ 110,246	$ 117,445

Components of accumulated other comprehensive income (loss) were (in thousands):

	Sep 26, 2008	Dec 28, 2007

Pension and postretirement medical liability adjustment	$ (5,449)	$ (5,672)
Gain (loss) on interest rate hedge contracts	(1,471)	(1,072)
Cumulative translation adjustment	(329)	48
Total	$ (7,249)	$ (6,696)

6.

The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 26, 2008 and September 28, 2007 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007
Net Sales
Industrial	$ 117,685	$ 107,791	$ 365,028	$ 327,137
Contractor	67,751	76,649	215,992	240,631
Lubrication	21,795	22,830	69,561	68,381
Consolidated	$ 207,231	$ 207,270	$ 650,581	$ 636,149

Operating Earnings
Industrial	$ 35,874	$ 37,597	$ 117,847	$ 111,570
Contractor	15,226	21,016	49,663	66,662
Lubrication	3,409	2,584	12,333	7,844
Unallocated corporate (expense)	(1,980)	(2,661)	(7,897)	(7,739)
Consolidated	$ 52,529	$ 58,536	$ 171,946	$ 178,337

7.	Major components of inventories were as follows (in thousands):
	Sep 26, 2008	Dec 28, 2007

Finished products and components	$ 53,954	$ 46,677
Products and components in various
stages of completion	31,068	24,805
Raw materials and purchased components	43,977	37,311
	128,999	108,793
Reduction to LIFO cost	(33,686)	(34,056)
Total	$ 95,313	$ 74,737

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
September 26, 2008
Customer relationships	3 - 8	$ 37,820	$ (11,852)	$ (40)	$ 25,928
Patents, proprietary technology
and product documentation	3 - 15	23,858	(10,373)	(17)	13,468
Trademarks, trade names
and other	3 - 10	4,714	(3,524)	9	1,199

		66,392	(25,749)	(48)	40,595
Not Subject to Amortization:
Brand names		12,910	-	--	12,910

Total		$ 79,302	$ (25,749)	$ (48)	$ 53,505

December 28, 2007
Customer relationships and
distribution network	4 - 8	$ 26,102	$ (11,092)	$ 29	$ 15,039
Patents, proprietary technology
and product documentation	5 - 15	22,243	(7,720)	16	14,539
Trademarks, trade names
and other	3 - 10	4,684	(2,555)	22	2,151

		53,029	(21,367)	67	31,729
Not Subject to Amortization:
Brand names		10,160	-	--	10,160

Total		$ 63,189	$ (21,367)	$ 67	$ 41,889

Amortization of intangibles was $2.7 million in the third quarter of 2008 and $7.6 million year-to-date. Estimated annual amortization expense is as follows: $10.1 million in 2008, $9.7 million in 2009, $8.7 million in 2010, $7.7 million in 2011, $7.0 million in 2012 and $5.0 million thereafter.

9.	Components of other current liabilities were (in thousands):
	Sep 26, 2008	Dec 28, 2007

Accrued self-insurance retentions	$ 8,098	$ 7,842
Accrued warranty and service liabilities	7,591	7,084
Accrued trade promotions	5,727	6,480
Payable for employee stock purchases	4,107	5,829
Income taxes payable	3,132	678
Other	19,408	19,648
Total	$ 48,063	$ 47,561

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine
	Weeks Ended	Year Ended
	Sep 26, 2008	Dec 28, 2007

Balance, beginning of year	$ 7,084	$ 6,675
Charged to expense	4,931	6,053
Margin on parts sales reversed	3,014	3,186
Reductions for claims settled	(7,438)	(8,830)
Balance, end of period	$ 7,591	$ 7,084

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

11.

In February 2008, the Company acquired GlasCraft Inc. for approximately $35 million cash. GlasCraft has an office and manufacturing facility in Indianapolis, Indiana and had sales of approximately $18 million in 2007. It designs, manufactures and sells spray systems for the composites manufacturing industry and high performance dispense systems for the polyurethane foam and polyurea coatings industries. The products, brands, distribution channels and engineering capabilities of GlasCraft expand and complement the Company’s Industrial Equipment business.

The purchase price was allocated based on estimated fair values as follows (in thousands):

Accounts receivable and prepaid expenses	$ 2,200
Inventories	3,700
Deferred income taxes	700
Property, plant and equipment	700
Identifiable intangible assets	18,200
Goodwill	17,700
Total purchase price	43,200
Current liabilities assumed	(1,000)
Deferred income taxes	(6,900)
Net assets acquired	$ 35,300

Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Product documentation (5 years)	$ 900
Customer relationships (6 years)	14,100
Proprietary technology (3 years)	500
Total (6 years)	15,500
Brand name (indefinite useful life)	2,700
Total identifiable intangible assets	$18,200

None of the goodwill or identifiable intangible assets is expected to be deductible for tax purposes.

In fiscal September, the Company acquired the assets of Lubrication Scientifics, Inc. (LubeSci) for approximately $5 million cash. LubeSci designed and manufactured automated lubrication equipment used in industrial markets and had sales of approximately $3 million in 2007.

The purchase price has not been finalized and is subject to final determination of acquired asset and liability balances. The preliminary purchase price was allocated based on estimated fair values as follows (in thousands):

Inventories and other current assets	$ 500
Property, plant and equipment	600
Identifiable intangible assets	900
Goodwill	2,500
Net assets acquired	$ 4,500

            Identifiable intangible assets and weighted average estimated useful life are as follows (dollars in thousands):

Customer relationships (5 years)	$ 600
Proprietary technology (5 years)	300
Total (5 years)	$ 900

            Goodwill and identifiable intangible assets are expected to be deductible for tax purposes.

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

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value of such instruments follows (in thousands):

	Sep 26, 2008	Dec 28, 2007

Gain (loss) on interest rate hedge contracts	$ (2,334)	$ (1,700)
Gain (loss) on foreign currency forward contracts	324	(282)
Total	$ (2,010)	$ (1,982)

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

13.

In October, the Company acquired the Airlessco® assets of Durotech Co. for approximately $15 million cash. Airlessco® is a line of spray-painting equipment that complements the Company’s Contractor Equipment business.

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid materials. Management classifies the Company’s business into three reportable segments: Industrial, Contractor and Lubrication. Key strategies include development of new products, expansion of distribution, new market penetration and completion of acquisitions.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	%	Sep 26,	Sep 28,	%
	2008	2007	Change	2008	2007	Change

Net Sales	$ 207.2	$ 207.3	(0)%	$ 650.6	$ 636.1	2%
Net Earnings	$ 32.8	$ 39.3	(17)%	$ 110.8	$ 117.2	(5)%
Diluted Net Earnings
per Common Share	$ 0.54	$ 0.60	(10)%	$ 1.81	$ 1.75	3%

Foreign currency translation rates had a favorable impact on sales and net earnings. Translated at consistent exchange rates, sales for the quarter and year-to-date were 2 percent and 1 percent lower than last year, respectively, and net earnings decreased 20 percent for the quarter and 12 percent year-to-date.

Sales include $9 million from GlasCraft operations since the date of acquisition, with $3.5 million in the third quarter.

Deteriorating economic conditions in the U.S. and other parts of the world affected sales growth. Strategic investments in product and market development, along with rising costs of doing business, continued to apply pressure on earnings.

Purchases and retirement of approximately 3.1 million shares of Company common stock, including approximately 0.9 million shares in the third quarter, had a positive impact on earnings per share.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Americas [1]	$ 112.8	$ 124.4	$ 360.5	$ 386.4
Europe [2]	57.8	53.1	189.4	161.1
Asia Pacific	36.6	29.8	100.7	88.6
Consolidated	$ 207.2	$ 207.3	$ 650.6	$ 636.1

[1] North and South America, including the U.S.
[2] Europe, Africa and Middle East

Growth in Europe and Asia Pacific offset decreases in contractor and lubrication sales in the Americas. In Europe, sales for the quarter and year-to-date were 9 percent and 18 percent higher than last year, respectively. Translated at consistent exchange rates, sales in Europe increased 2 percent for the quarter and 7 percent year-to-date. Sales in Asia Pacific increased by 23 percent for the quarter and 14 percent year-to-date.

Gross profit margin, expressed as a percentage of sales, was 53.2 percent for the quarter, close to last year’s percentage of 53.4 percent. Changes in geographic and product sales mix in Europe affected the margin rate for the quarter. Year-to-date gross profit margin percentage was 53.9 percent, up from 53.1 percent last year. Favorable currency translation rates added 1.1 percentage points to the year-do-date gross profit margin rate. The effects of higher material and other costs on gross margin rate have been offset by the impact of pricing and manufacturing efficiencies.

Operating expenses are up 11 percent for the quarter and 12 percent for the year-to-date. The effects of currency translation contributed approximately 2 percentage points of the increase for the quarter and 3 percentage points year-to-date. Operating expenses in 2008 include $1.5 million for the quarter from acquired GlasCraft operations and $4 million year-to-date. Continued strategic investments in product and market development also contributed to the increase in operating expenses, including expenses related to the introduction of new product lines in the home center channel, new product development teams and additional sales and marketing personnel in developing countries. Compared to last year, product development expense was up $2.5 million for the quarter and $3.7 million year-to-date.

Year-to-date interest expense is $3.5 million higher than last year due to borrowings used for the purchase and retirement of Company shares and for business acquisitions. Graco repurchased approximately 3.1 million shares of its common stock for $114 million in the first nine months of 2008.

The Company’s effective tax rate for the third quarter was 34 percent, up from 32 percent last year. The lower rate in 2007 resulted from expiring statutes of limitations and a higher than expected benefit upon filing of prior year tax returns. The completion of the examination of the Company’s income tax returns in the first quarter of 2008 resulted in a lower year-to-date effective tax rate compared to last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Net sales (in millions)
Americas	$ 54.1	$ 51.6	$ 169.0	$ 156.7
Europe	36.4	34.7	122.2	104.0
Asia Pacific	27.2	21.5	73.8	66.4
Total	$ 117.7	$ 107.8	$ 365.0	$ 327.1

Operating earnings as a
percentage of net sales	30%	35%	32%	34%

Strong sales in Asia Pacific (up 27 percent) drove the increase in Industrial segment sales for the quarter. Sales in this segment were 5 percent higher in the Americas and in Europe, although the increase in Europe came from currency translation. Year-to-date sales in this segment are up 18 percent in Europe (approximately 11 percentage points from currency translation), 11 percent in Asia Pacific and 8 percent in the Americas. Most of the sales growth in this segment came from high performance coatings and foam products.

Operating earnings in this segment were affected by selling and product development initiatives and costs and expenses resulting from acquisition and integration related activities. The move of GlasCraft operations from Indiana to the Company’s facilities in Ohio, South Dakota and Minnesota will be completed in the fourth quarter.

Contractor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Net sales (in millions)
Americas	$ 41.7	$ 53.5	$ 135.5	$ 171.2
Europe	19.4	16.6	61.3	52.1
Asia Pacific	6.7	6.6	19.2	17.3
Total	$ 67.8	$ 76.7	$ 216.0	$ 240.6

Operating earnings as a
percentage of net sales	22%	27%	23%	28%

In the Contractor segment, sales growth in Europe lessened the impact of continued softness in both the North American paint store and home center channels. Sales for the quarter in this segment were up 16 percent in Europe (including 6 percentage points from currency translation), flat in Asia Pacific and down 22 percent in the Americas. Year-to-date increases in Europe (18 percent increase, including 11 percentage points from currency translation) and in

Asia Pacific (11 percent increase, including 2 percentage points from currency translation) were not enough to offset the 21 percent decrease in the Americas.

The decrease in sales without a corresponding decrease in expenses had a large impact on the operating earnings of this segment. Strategic spending in this segment was for developing products for new markets and the launch and production of new paint sprayer units in the home center channel.

Lubrication
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 28,	Sep 26,	Sep 28,
	2008	2007	2008	2007

Net sales (in millions)
Americas	$ 17.0	$ 19.3	$ 56.1	$ 58.4
Europe	2.1	1.8	5.8	5.1
Asia Pacific	2.7	1.7	7.7	4.9
Total	$ 21.8	$ 22.8	$ 69.6	$ 68.4

Operating earnings as a
percentage of net sales	16%	11%	18%	11%

In the Lubrication segment, third quarter sales increases in Europe and Asia Pacific were not enough to offset a decrease in the Americas. Year-to-date, the increases in Europe and Asia Pacific offset the decrease in the Americas.

Improvement in year-to-date operating profitability is related to the integration and consolidation of Lubrication operations completed in 2007, although segment profitability has also been affected by a sales decline in the higher-margin vehicle services products.

Management intends to integrate all LubeSci operations (acquired in fiscal September) into the Company’s facility in Anoka, MN.

Liquidity and Capital Resources

In the first nine months of 2008, the Company used cash and borrowings under its long-term line of credit to purchase and retire $114 million of Company shares. Other significant uses of cash included $40 million for business acquisitions, $34 million for payment of dividends and $21 million for capital additions. Significant uses of cash in the first nine months of 2007 included $165 million for purchases and retirement of Company common stock, $33 million for payment of dividends and $28 million for capital additions.

The increase in inventories since the end of 2007 reflects the acquisition of GlasCraft operations, the higher level of business activity in Europe and Asia Pacific, and a buildup to improve service levels and facilitate integration activities.

At September 26, 2008, the Company had various lines of credit totaling $303 million, of which $98 million was unused. Internally generated funds and unused financing sources provide the Company with the financial flexibility to meet liquidity needs.

Outlook

The renewal of R&D tax credits will have a favorable impact, estimated at approximately $1.5 million, on the Company’s provision for income taxes and effective tax rate for the fourth quarter.

While economic conditions have made it difficult to see progress, management continues to implement strategies for business growth. The addition of the Airlessco® product line in October complements the Company’s contractor business and the LubeSci acquisition in late August expands its presence in the industrial lubrication business. The strength of the Company’s Industrial and international business thus far has softened the effect on financial results. As difficult economic conditions spread to other parts of the world, management will monitor and manage the business accordingly. The Company’s strong financial condition and cash flow enable management to continue making long-term investments in key growth strategies including new product development, expanding distribution, entering new markets and pursuing strategic acquisitions.

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

Issuer Purchases of Equity Securities

On September 28, 2007, the Board of Directors authorized the Company to purchase up to 7,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization expires on September 30, 2009.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Jun 28, 2008 – Jul 25, 2008	408,566	$ 37.95	408,566	3,542,234

Jul 26, 2008 – Aug 22, 2008	399,000	$ 37.40	399,000	3,143,234

Aug 23, 2008 – Sep 26, 2008	60,000	$ 37.24	60,000	3,083,234

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

	32	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 22, 2008	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2008	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 22, 2008	By:	/s/Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)