Form 10-K
period 2008-12-26
GRACO INC
filed 2009-02-17
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2008, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer X    Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes	No X

The aggregate market value of approximately 60,000,000 shares of common stock held by non-affiliates of the registrant was approximately $2.3 billion as of June 27, 2008.

As of February 9, 2009, 59,545,500 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2009, are incorporated by reference into Part III, as specifically set forth in said Part III.

INDEX TO ANNUAL REPORT

ON FORM 10-K

Page
Part I
Item 1	Business	3
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
Executive Officers of Our Company	10

Part II

Item 5	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer
Purchases of Equity Securities	12
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8	Financial Statements and Supplementary Data	25
Management’s Report on Internal Control Over Financial Reporting	26
Reports of Independent Registered Public Accounting Firm	27
Consolidated Statements of Earnings	29
Consolidated Statements of Comprehensive Income	29
Consolidated Balance Sheets	30
Consolidated Statements of Cash Flows	31
Consolidated Statements of Shareholders’ Equity	32
Item 9	Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure	48
Item 9A	Controls and Procedures	48
Item 9B	Other Information	48

Part III

Item 10	Directors, Executive Officers and Corporate Governance	48
Item 11	Executive Compensation	49
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	49
Item 13	Certain Relationships and Related Transactions, and Director Independence	49
Item 14	Principal Accounting Fees and Services	49

Part IV

Item 15	Exhibits, Financial Statement Schedule	50
Index to Exhibits	53

ACCESS TO REPORTS

Investors may obtain access free of charge to the Graco Inc. annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports and amendments to those reports by visiting the Graco website at www.graco.com. These reports will be available as soon as reasonably practicable following electronic filing with, or furnishing to, the Securities and Exchange Commission.

PART I

ITEM 1 – BUSINESS

Our Company was originally incorporated in the state of South Dakota in 1926 as Gray Company, Inc. and reincorporated in the state of Minnesota in 1947. It began business as a Minneapolis, Minnesota-based manufacturer of grease guns and lubricating pumps primarily for servicing vehicles. Our Company changed its name to Graco Inc. and first offered its common stock to the public in 1969. Today we provide fluid handling solutions to organizations involved in manufacturing, processing, construction and maintenance throughout the world.

Graco Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our Company or the Company) sell a full line of products in each of the following geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa), and Asia Pacific. Sales in the Americas represent approximately 55 percent of our Company’s total sales; sales in Europe approximately 29 percent; and sales in Asia Pacific approximately 16 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic areas. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic markets. Subsidiaries located in Belgium, the People’s Republic of China (“P.R.C.”), Australia, Japan, and Korea distribute our Company’s products in their local geographies. The majority of our manufacturing occurs in the United States, but limited lines of products are assembled in the P.R.C., the United Kingdom (“U.K.”) and Belgium.

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

The equipment developed, manufactured and distributed by our Company’s segments is broadly described as fluid handling equipment. It is used to pump, meter, mix, dispense, and spray a wide variety of fluids and semi-solids in a wide variety of applications in the manufacturing, processing, construction and maintenance industries. Our Company’s products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance.

The development of technologically superior, multiple-featured, reliable products is a key strategy of our Company. Our Company strives to generate 30 percent of its annual sales from products introduced in the prior three years. In 2008, we generated 26 percent of our sales from new products. In both 2007 and 2006, the percentage of sales represented by new products was 21 percent. Major product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota, North Canton, Ohio and on Lubrication equipment in Suzhou, P.R.C. The product development and engineering group in each segment focuses on new product design, product improvements, new applications for existing products, and strategic technologies for its specific customer base. Total product development expenditures for all segments were $37 million in 2008 and $30 million in both 2007 and 2006.

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

Other primary objectives of our Company include the expansion of distribution outlets, the penetration of developing markets and the successful completion of strategic acquisitions. These subjects are discussed below in the context of each segment’s business operations.

Our Company’s headquarters are located in a 142,000 sq. ft. facility in Minneapolis, Minnesota. The facility is also occupied by the management, marketing and product development personnel for the Industrial segment. Information systems, accounting services and purchasing for our Company are housed in a 42,000 sq. ft. office building nearby.

A large percentage of our Company’s facilities are devoted to the manufacturing and distribution of the various products offered for sale by the business segments.

Products marketed by the Industrial segment are manufactured in owned facilities in Minneapolis, Minnesota (405,000 sq. ft. manufacturing/warehouse/office), Sioux Falls, South Dakota (149,000 sq. ft. manufacturing/office), and North Canton, Ohio (132,000 sq. ft. manufacturing/office). GlasCraft® products were manufactured in a leased building (50,000 sq. ft. manufacturing/warehouse/office) in Indianapolis, Indiana until December 2008. The lease will expire at the end of January 2009. Limited lines of products are assembled in owned facilities in Suzhou, P.R.C. (79,000 sq. ft. assembly/warehouse/office), Wellingborough, U.K. (12,500 sq. ft. manufacturing/office) and Maasmechelen, Belgium (125,000 sq. ft. assembly/warehouse/office). During 2008, our Company announced that it would close its facility in Vilanova, Spain (7,280 sq. ft. warehouse/office) in February 2009. Products formerly distributed from this facility will be distributed from our warehouse in Maasmechelen, Belgium in the future. The mobile spray rig manufacturing and customer service functions were moved from Mississauga, Ontario to North Canton, Ohio in early 2008. The lease for the Mississauga facility expired at the end of June 2008. Some Industrial segment products are assembled for the European market in an owned facility located in Maasmechelen, Belgium, the site of our Company’s European headquarters. A 50,000 sq. ft. warehouse addition to the Maasmechelen facility was completed in July 2008 and a training center is currently being constructed within the warehouse.

Products marketed by the Contractor segment are manufactured primarily in owned facilities in Rogers, Minnesota (333,000 sq. ft. manufacturing/warehouse/office). Segment management, marketing, engineering, customer service, warehouse, shipping, sales and training are also located at the Rogers facility. The Sioux Falls, South Dakota, plant manufactures spray guns and accessories for the Contractor segment. Airlessco®-branded products are manufactured in a leased building (10,500 sq. ft. manufacturing/warehouse/office) in Moorpark, California. The lease term extends to December 31, 2010.

The Lubrication segment conducts its manufacturing operations in an owned facility located in Anoka, Minnesota (207,000 sq. ft. manufacturing/office). Management, marketing, engineering, customer service, warehouse, shipping, sales and training functions for the segment are also housed in this building. The lease for the facility in Madison, Wisconsin terminated at the end of January 2008 and the owned facility in Cleveland, Ohio (88,000 sq. ft. manufacturing/warehouse/office) was sold in May 2008. A limited line of Lubrication products is being assembled in our owned facility in Suzhou, P.R.C. The output of the Suzhou plant is shipped to Minneapolis, Minnesota, for subsequent worldwide distribution. The plant is expected to produce products designed specifically for the Asia Pacific market sometime in the future. Our Company did not acquire any real estate when it purchased the assets of Lubrication Scientific, Inc. in 2008.

During 2008, our Australian subsidiary entered into a third-party logistics arrangement with a global supplier to inventory, pick, pack and deliver Graco products to Australian distributors. Product shipments began in October. Operations, accounting, customer service and administrative staff are housed in a leased space (1462 sq. ft. office) in Melbourne, Australia.

Industrial Segment

The Industrial segment is the largest of our Company’s businesses and represents approximately 57 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. While both divisions market their equipment and services to customers who manufacture, assemble, maintain, repair and refinish products such as appliances, vehicles, airplanes, electronics, cabinets and furniture and other articles, the divisions focus on different fluids and application methods in these industries.

Most Industrial segment equipment is sold worldwide through general and specialized distributors, integrators and original equipment manufacturers. Distributors promote and sell the equipment, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Original equipment manufacturers incorporate our Company’s Industrial segment products into the systems and assemblies that they then supply to customers. In-plant polyurethane and Liquid Control™ equipment is sold through distribution and directly to manufacturers.

Industrial Products

The Industrial Products division focuses its product development and sales efforts on three main product families: equipment to apply paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products (“Liquid Finishing”); equipment to move and dispense chemicals and liquid and semi-solid foods (“Process Pumps”); and equipment to refinish and repair automobiles (“Sharpe by Graco”).

Finishing equipment for applying paints, varnishes and other coatings includes paint circulating and paint supply pumps, plural component coating proportioners, various accessories to filter, transport, agitate and regulate the fluid, spare parts such as spray tips, seals and filter screens, and a variety of applicators that use different methods of atomizing and spraying the paint or other coating depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and prevent the release of volatile organic compounds (VOCs) into the air. Liquid finishing equipment is used in the automotive, automotive feeder, truck/bus/RV, military and utility vehicle, aerospace, farm and construction, wood and general metals industries.

We offer double diaphragm and piston transfer pumps to the chemical, petroleum, general manufacturing and food processing industries, pumps for sanitary applications including FDA-compliant 3-A sanitary pumps for use in dairies, diaphragm pumps, transfer pumps and drum and bin unloaders. Our process equipment is used in food and beverage, dairy, pharmaceutical, cosmetic, oil and gas, electronics, waste water, mining and ceramics applications.

Applied Fluid Technologies

The Applied Fluid Technologies division directs its engineering, sales and marketing efforts toward three broad product families: equipment to apply high performance protective coatings and foam (“Protective Coatings and Foam”); equipment to apply sealants and adhesives (“Sealants and Adhesives”); and equipment to create reaction injection molded polyurethane parts (“In-Plant Polyurethane”).

Our Company offers a full line of air-operated airless sprayers and plural component proportioning equipment to apply foam and protective coatings to a wide variety of surfaces. The Xtreme® air-operated airless sprayers apply tough protective coatings for use in harsh environmental conditions. These sprayers offer a de-icing feature, reduced noise and easy access to the integrated air controls. A DataTrak™ control that provides material usage information, system diagnostics and runaway control is available as an option. The XtremeMix™ plural component sprayers provide on-demand mixing, ratio assurance and job site portability to spray high solid epoxies, urethanes and protective coatings with a short pot life. These pumps are incorporated into systems with our Company’s heated hose, supply pumps and applicators with accurate mix capability. The Reactor® line of plural component pumps is used to apply foam to insulate walls, water heaters, refrigeration, and hot tubs, create commercial roofing membranes and for packaging, architectural design and cavity filling as well as to apply polyurea to cover tanks, pipes, roofs, truck beds and foundations with protective coatings and linings where accurate temperatures and pressures are required to achieve optimal results. The Reactor systems are also available installed in mobile spray rigs that provide portability and accessibility to remote job sites. Spray foam is used in insulating buildings. In 2008 the Company introduced the Fusion® CS spray gun for use in the application of foam and polyurea insulation. Every time an operator pulls the trigger of this gun a “clear shot” of a non-reactive liquid dissolves foam build-up in the mix chamber. The Fusion CS is the first foam gun with a spray pattern that can be adjusted – from a narrow pattern to touch-up a small area to a wide pattern for a large swath of wall.

Our Company offers pumps, applicators and accessories, to supply and precisely dispense sealants and adhesives in automotive assembly, furniture assembly, insulated glass and window manufacturing, bookbinding, wind turbine and solar panel manufacturing and other industrial assembly operations. We work closely with major material manufacturers to identify and configure Graco equipment suitable for the handling of their materials.

The Liquid Control line of equipment meters, mixes and dispenses precision beads of sealants and adhesives and is customized for use in the electronics and automotive industries and in bonding, molding, sealing, potting, doming and gasketing other products. In July 2008, we introduced the Liquid Control PR70v, a variable ratio version of the PR70, the first meter, mix and dispense plural component system having Graco Control Architecture™ with built-in diagnostics. The PR70v has multiple levels of user interface providing more data to the end-user. The PR70 is used in potting, sealing, bonding, gasketing and syringe filling applications.

In-plant polyurethane processing equipment and systems are used to reduce road noise and vibration in motor vehicles and to produce a wide variety of injection molded parts for automobiles, trucks, consumer products and general industrial use. Material suppliers and end-user customers play a significant role in the configuration of in-plant polyurethane systems for specific applications.

The Company has established an Application Development Laboratory in our North Canton, Ohio facility where we work with distributors, materials suppliers and end users to test new materials and reconfigure existing equipment for use in new applications.

Our Company acquired GlasCraft Inc., a subsidiary of Cohesant Technologies Inc., in late February 2008. GlasCraft developed the first system for the manufacture of composites over 40 years ago and is recognized worldwide as a leader in the composites market today. Fiberglass composites represent a new market for Graco. GlasCraft equipment meters, mixes and dispenses fiberglass materials into open and closed molds. This process is used to manufacture small and medium sized pleasure boats and watercraft, pools and spas, bathware, automotive and aircraft components and to prevent corrosion. This acquisition also enables Graco to broaden its offering of high-performance systems for the dispensing of polyurethane foam and polyurea coatings.

Our Company offers a wide variety of products for use in the wind energy market. From spraying protective foam and other coatings on wind turbine towers to the manufacture of rotor blades, from the automatic lubrication of bearings, gears, and generators to the evacuation and dispensing of oil, grease, anti-freeze and hydraulic fluids, we offer durable, reliable versatile fluid-handling systems for the manufacture and maintenance of wind power components. Our equipment is used worldwide by wind turbine manufacturers to supply a catalyzed plastic resin for the formation of the blades used on turbines and to apply an adhesive for cementing parts of the blades together. In 2008 our Application Development Lab developed the DC12, an application system for dispensing large volumes of high-viscosity adhesive for wind turbine blade, platform and root bonding applications. Two systems offered by recently acquired GlasCraft are used in the manufacture and repair of rotor blades. The GlasCraft Gelcoat System sprays polyester and vinyl ester-based coatings in production and repair operations and the GlasCraft Resin Transfer Molding (“RTM”) System injects polyester and vinyl-ester resin into blade molds. Our Automatic Lubrication Systems dispense precise amounts of lubricant at specific intervals to critical bearings points in the wind turbine towers.

Contractor Segment

The Contractor segment generated approximately 32 percent of our Company’s 2008 total sales. This segment markets a complete line of airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals, to professional and semi-professional painters in the construction and maintenance industries. The products are distributed primarily through stores whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. A limited line of sprayers and accessories are distributed globally through the home center channel.

Contractor equipment encompasses a wide variety of sprayers, including sprayers that apply markings on roads, parking lots, fields and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Many of these sprayers and their accessories contain one or more advanced technological features such as micro-processor based controls for consistent spray and protective shut-down, a pump that may be removed and re-installed without tools, an easy clean feature, gas/electric convertibility, and an extremely durable pump finish. Continual technological innovation and broad product families with multiple offerings are characteristic of our Company’s Contractor equipment business. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features.

During 2008, there was a great deal of activity in the home center channel world-wide, including the introduction of a new line of upgraded entry-level sprayers, a private-label arrangement with a major equipment supplier in Europe, and a successful test program with a major home center chain in the United States.

A new line of sprayers for striping was introduced in 2008. The LineDriver™ and the LineDriver HD Ride-On Systems enable users to double their production by providing a motorized riding module to attach to their LineLazers. This system has an advanced vibration reduction system, a dual foot pedal for forward and reverse motion, a parking brake and a FlexBeam Break-A-Way Light to permit striping in low light conditions.

Also introduced in 2008 was the Nova™390 ProStep™, a rugged yet lightweight sprayer with an innovative snap on-snap off ProStep that provides the user with an extended reach. The Sherwin-Williams Company, with an extensive nation-wide network of paint stores, selected Graco as its exclusive supplier of entry-level paint sprayers in the fall of 2008. These sprayers, the Tradeworks™ series, offer a range of performance capabilities to support a variety of materials and frequency of use.

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

In Europe and Asia Pacific, we are pursuing a broad strategy of converting contractors accustomed to the manual application of paint and other coatings by brush and roller to spray technology. This requires extensive in-person demonstration of the productivity advantages, cost savings and finish quality of our spray equipment. This also requires the conversion of local paint distributors who may have a different method of selling their product. For example, in the P.R.C. some paint companies include spray application in the price they charge for their paint. During 2008 sales teams were created in Europe and Asia Pacific focused exclusively on the development and servicing of distribution and application of contractor equipment in their geographies.

The Contractor segment made two asset acquisitions during 2008: the assets of the Hero-branded airless paint sprayer business from ICTC Holdings Corporation and the Airlessco spray painting assets of Durotech Co. The Company intends to convert Hero™ customers in the rental and paint sprayer business to Graco products. The Airlessco line of paint sprayers which the Company continues to manufacture in California, complement our sprayer and accessory offerings and give the Company entry into additional channels of distribution.

Lubrication Segment

The Lubrication segment represented approximately 11 percent of our Company’s sales during 2008. Traditionally, the Lubrication segment has focused on pumps, applicators and accessories, such as meters and hose reels, for the motor vehicle lubrication market. In this market, our Company’s customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships, and auto parts stores. Recent acquisitions have expanded the segment’s product offering, providing access to new markets. Systems for the centralized and automatic lubrication of bearings, gears and transmissions are an example. In August 2008, the Company acquired the assets of Lubrication Scientifics, Inc. (“LubeSci™”), based in southern California. LubeSci manufactured and sold automated lubrication systems and components for use in a wide variety of industrial applications and offered an extended line of injectors and metering systems. The Company is integrating LubeSci’s products and customers into its Industrial Lubrication equipment business, a process it expects to be completed by the end of the first quarter of 2009.

The Lubriquip® product line, acquired in 2006, consists of systems for the automatic lubrication of factory machine tools, compressors and pumps used in petrochemical and gas transmissions plants; bearings and gears on equipment in metal, pulp and paper mills; conveyors and material handling equipment; and off-road and over-the-road trucks. The Lubrication segment is developing products for the wind power market, offering automatic lubrication systems for the lubrication of turbines on site and factory-based lubrication dispense equipment to transfer, unload and evacuate bulk oil and grease and meter and dispense various lubricants.

In 2007, our Company introduced the Dyna-Star 10:1, a high-ratio hydraulically-powered lubrication pump for use in automatic lubrication systems installed on heavy-duty construction and mining equipment, including front-end loaders, mining trucks, shovel fronts, bucket wheel extractors, crushers, ship loaders and sludge pumps. A new line of dispense meters was released in 2008. The LD series is designed for lighter duty lower-volume applications, the HD series for standard and heavier duty higher-volume applications. The Matrix® 3.0 Fluid Management System introduced in late 2008 uses wireless technology to dispense and monitor bulk tank supply of lubricating oils and anti-freeze at auto dealerships, fleet maintenance facilities, off-road maintenance shops and with industrial in-plant lubrication systems. The controls allow the operator to track the use of and control the amount of oil and anti-freeze being dispensed. The new Matrix has three platforms of operating software offering the full range of fluid management solutions to any size shop.

Although the bulk of the Lubrication segment’s sales come from North America, the segment is responsible for world-wide marketing and sales of our lubrication equipment. Products are distributed in each of our Company’s major geographic markets, primarily through independent distributors serviced by independent sales representatives, a dedicated sales force in the automatic lubrication systems market and direct sales generalists in foreign markets. Some automatic lubrication systems are marketed to original equipment manufacturers (OEMs). Fuel and oil transfer pumps are marketed through OEMs, select home centers, auto parts stores and our traditional distribution channel. During 2008 sales teams were created in Europe and Asia Pacific focused exclusively on the development and servicing of lubrication distribution and applications in their geographies.

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

During 2008, our Company experienced significant volatility in the price of aluminum, stainless steel and copper and the commodities that contained these materials, from sizable price spikes at the beginning of the year to falling prices for some at the end. In addition, the price of oil in the first six months sparked a large increase in the cost of transportation. The price of steel remains high. Our Company endeavors to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, agreements and an intensive search for new suppliers.

Intellectual Property

We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” several forms of a capital “G,” “Decker,” “Gusmer,” “Lubriquip,” and various product trademarks which are material to our business, inasmuch as they identify Graco and our products to our customers.

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

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 26, 2008.

Employees

As of December 26, 2008, we employed approximately 2,400 persons on a full-time basis. Of this total, approximately 460 were employees based outside the United States, and 900 were hourly factory workers in the United States. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in Europe. Compliance with such agreements has no material effect on our Company or its operations.

Item 1A. Risk Factors

Economic Environment – Demand for our products depends on the level of commercial and industrial activity worldwide.

The current economic downturn and financial market turmoil has depressed demand for our equipment in all major geographies and in all major markets. If our distributors and OEMs remain unable to purchase our products because of unavailable credit or unfavorable credit terms or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected.

Major Customers — Our Contractor segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales.

Our Contractor segment derives a significant amount of revenue from a few large customers. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the profitability of this segment. The business of these customers is dependent upon the economic vitality of the construction and home maintenance markets. If these markets decline, the business of our customers could be adversely affected and their purchases of our equipment could decrease.

Acquisitions — Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and integrated into our existing businesses in order for this strategy to be successful.

We have identified acquisitions as one of the strategies by which we intend to grow our business. If we are unable to obtain financing at a reasonable cost, are unsuccessful in acquiring and integrating businesses into our current business model, or do not realize projected efficiencies and cost-savings from the businesses we acquire, we may be unable to meet our growth or profit objectives.

Foreign Operations — Conditions in foreign countries and changes in foreign exchange rates may impact our sales volume, rate of growth or profitability.

In 2008, approximately 53 percent of our sales was generated by customers located outside the United States. Sales to customers located outside the United States expose us to special risks, including the risk of terrorist activities, civil disturbances, and special taxes, regulations and restrictions. We are increasing our presence in the Asia Pacific region, South America, Eastern Europe and the Middle East. We assemble products at our factory in Suzhou, P.R.C. and source an increasing number of the components and materials used in the assembly process from the local market. Sales in Eastern Europe, Russia and the former socialist republics are increasing at a faster rate than in Western Europe. Our revenues and net income may be adversely affected by more volatile economic and political conditions in Asia, South America, Eastern Europe and the Middle East. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings.

Foreign Suppliers – Our Company has increased its sourcing of raw materials and components from vendors located outside the United States. Interruption or delays in delivery may adversely affect our profitability.

We are sourcing an increasing percentage of our materials and components from suppliers outside the United States. Long lead times may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of oil may impact the manufacturing costs of our products and affect our profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information concerning the location and general character of the physical properties of our Company contained under the heading “Business-Business Segments” in Part I of this 2008 Annual Report on Form 10-K is incorporated herein by reference.

Sales activities in the countries of Japan, Korea, and the P.R.C. are conducted out of leased facilities – Yokohama, Japan (18,500 gross sq. ft. office) and Gwangju-Gun, Korea (15,750 sq. ft. total for two separate facilities-warehouse and office). Our Company also leases space for liaison offices in the P.R.C. and India.

Our Company’s facilities are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. During 2008, manufacturing capacity met and in the latter part of the year exceeded business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, and the use of available subcontract services.

Item 3. Legal Proceedings

Our Company is engaged in routine litigation incident to our business, which management believes will not have a material adverse effect upon our operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No issues were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 16, 2008:

Patrick J. McHale, 47, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President of Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to March 2001. Prior to becoming Vice President, Lubrication Equipment Division in September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in December 1989.

David M. Ahlers, 50, became Vice President, Human Resources in September 2008. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in September 2008.

Caroline M. Chambers, 44, became Vice President and Controller in December 2006 and has served as the Company’s principal accounting officer since September 2007. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Karen Park Gallivan, 52, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan and Arundel. She joined the Company in January 2003.

James A. Graner, 64, became Chief Financial Officer and Treasurer in September 2005. He was Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 54, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000, through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

Jeffrey P. Johnson, 49, is Vice President and General Manager, Asia Pacific, a position he has held since February 2008. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 53, became Vice President and General Manager, Industrial Products Division in February 2005. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in February 1995.

Simon J. W. Paulis, 61, became Vice President and General Manager, Europe in September 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, Contractor Equipment Europe from January 1999 to September 2005. Prior to joining Graco, he served as business unit manager for Black & Decker N.V., general sales manager for Alberto Culver, and marketing manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in January 1999.

Charles L. Rescorla, 57, became Vice President of Manufacturing and Distribution Operations in September 2005. He served as Vice President, Manufacturing/Distribution Operations and Information Systems from June 2003 to September 2005. From April 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to June 2003, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in June 1988.

Mark W. Sheahan, 44, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services, where he was responsible for strategic and financial activities. He joined the Company in September 1995.

Brian J. Zumbolo, 39, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings & Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment Division. Mr. Zumbolo joined the Company in 1999.

With the exception of Patrick J. McHale, Brian J. Zumbolo, Caroline M. Chambers, Jeffrey P. Johnson, Mark W. Sheahan and David M. Ahlers, the Board of Directors elected each of the above executive officers on April 21, 2006. Mr. McHale was elected President and Chief Executive Officer effective June 11, 2007; Mr. Zumbolo was elected Vice President and General Manager, Lubrication Equipment Division, effective August 1, 2007; Ms. Chambers was elected Vice President and Controller, effective December 8, 2006; Jeffrey P. Johnson was elected Vice President and General Manager, Asia Pacific, effective February 15, 2008; Mark W. Sheahan was elected Vice President and General Manager, Applied Fluid Technologies Division, effective February 15, 2008; and David M. Ahlers was appointed Vice President, Human Resources, effective September 22, 2008.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 9, 2009, the share price was $22.26 and there were 59,545,500 shares outstanding and 2,874 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 31,500 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2003, and all dividends were reinvested).

Five Year* Cumulative Total Shareholder Return

*Fiscal Year Ended Last Friday in December

Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$204,120	$239,230	$207,231	$166,689
Gross profit	111,853	128,763	110,160	81,401
Net earnings	35,566	42,459	32,772	10,082
Per common share
Basic net earnings	.58	.70	.55	.17
Diluted net earnings	.57	.69	.54	.17
Dividends declared	.19	.19	.19	.19
Stock price (per share)
High	$36.98	$41.84	$40.45	$35.03
Low	32.37	36.88	34.48	17.67
Close[1]	36.26	38.07	35.61	23.73
Volume (# of shares)	33,416	30,260	39,776	52,431

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$197,495	$231,384	$207,270	$205,190
Gross profit	104,862	122,232	110,646	109,686
Net earnings	33,735	44,180	39,263	35,658
Per common share
Basic net earnings	.51	.67	.61	.57
Diluted net earnings	.50	.66	.60	.56
Dividends declared	.17	.17	.17	.19
Stock price (per share)
High	$42.27	$42.07	$46.07	$40.50
Low	38.44	38.27	37.84	36.25
Close[1]	39.16	40.28	39.11	37.26
Volume (# of shares)	22,604	40,254	46,605	28,941

1 As of the last trading day of the calendar quarter.

Issuer Purchases of Equity Securities

On September 28, 2007, the Board of Directors authorized the Company to purchase up to 7,000,000 shares of its outstanding common stock. This authorization expires on September 30, 2009.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises.

Information on issuer purchases of equity securities follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Sep 27, 2008 – Oct 24, 2008	15,000	$33.02	15,000	3,068,234

Oct 25, 2008 – Nov 21, 2008	—	—	—	3,068,234

Nov 22, 2008 – Dec 26, 2008	—	—	—	3,068,234

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries

(In thousands, except per share amounts)	2008	2007	2006	2005	2004
Net sales	$817,270	$841,339	$816,468	$731,702	$605,032
Net earnings	120,879	152,836	149,766	125,854	108,681
Per common share
Basic net earnings	$ 2.01	$ 2.35	$ 2.21	$ 1.83	$ 1.57
Diluted net earnings	1.99	2.32	2.17	1.80	1.55
Total assets	$579,850	$536,724	$511,603	$445,630	$371,714
Long-term debt (including current portion)	180,000	107,060	—	—	—
Cash dividends declared
per common share	.75	.68	.60	.54	.41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements (“Notes”). The discussion is organized in the following sections:

▪	Overview
▪	Results of Operations
▪	Segment Results
▪	Financial Condition
▪	Significant Accounting Policies and Estimates
▪	Outlook

Overview

Our Company’s key strategies include offering new products, expanding distribution, opening new markets and completing strategic acquisitions. Long-term financial growth targets accompany these strategies, including 10 percent revenue growth and 12 percent net earnings growth.

Graco’s business is classified by management into three reportable segments, each responsible for product development, manufacturing, marketing and sales of their products. The segments are headquartered in North America. They have responsibility for sales and marketing in the Americas and joint responsibility with Europe and Asia Pacific regional management for sales and marketing in those geographic areas.

Manufacturing is a key competency of the Company. Strategic manufacturing expertise is provided by our management team in Minneapolis, which is also responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and distribution facilities are located in the United States, Belgium, Japan, Korea, China and Australia. In 2007, Lubrication division manufacturing activities were consolidated in Anoka, Minnesota and in 2006, an assembly operation in Suzhou, China began production.

Results of Operations

(In millions, except per share amounts)	2008	2007	2006
Net Sales	$817.3	$841.3	$816.5
Operating Earnings	187.4	232.5	226.0
Net Earnings	120.9	152.8	149.8
Diluted Net Earnings per Common Share	$ 1.99	$ 2.32	$ 2.17

2008 Summary:

▪

Sales decline of 3 percent as growth in Europe and Asia Pacific of 8 percent and 3 percent, respectively, did not offset declines in the Americas. Sales in the Industrial segment grew 4 percent worldwide, while sales in the Contactor and Lubrication segments declined by 13 percent and 3 percent, respectively, from the prior year.

▪

Net sales increased by approximately $12 million from favorable currency translation. Net earnings declined by 21 percent from the prior year. Currency translation increased net earnings by approximately $4 million in 2008.

▪	Incoming order rates declined substantially in the fourth quarter, affecting all segments and regions.
▪

A workforce reduction affecting approximately 150 people or 6 percent of the global employee base was communicated in December 2008. Early retirement and severance costs were approximately $5 million. The number of temporary and contract workers was reduced in earlier months.

▪	Impairment charges of approximately $4 million were recorded, primarily due to reduced expectations with respect to future sales of certain branded products within the Industrial segment.
▪

Incremental costs associated with the programs to introduce a new entry-level sprayer in the Contractor segment to additional paint and home center outlets were approximately $12 million. The programs are expected to provide future returns in the form of market share growth.

▪	Three businesses were acquired in 2008: GlasCraft, Airlessco and LubeSci, increasing net sales by $13 million or 2 percent.
▪	Investment in product development grew to 4.5 percent of sales in 2008 from 3.6 percent of sales in 2007.
▪	Positive cash flows from operations were $162 million, down 8 percent as compared to the prior year.

2007 Summary:

▪

Sales growth of 3 percent in 2007, with strong growth in Europe and Asia Pacific of 23 percent and 18 percent, respectively. Sales in the Americas decreased by 6 percent, primarily due to the weak housing and construction industries.

▪	Sales were higher in the Industrial and Lubrication segments, with growth of 7 percent and 13 percent respectively, offset by a 4 percent decline in Contractor.
▪	Net sales increased by approximately $17 million from favorable currency translation.
▪	Net earnings grew 2 percent. Currency translation increased net earnings by approximately $7 million.
▪	Investment in new products was 3.6 percent of sales in 2007 and 3.7 percent of sales in 2006.
▪	The full year impact of the Lubriquip acquisition increased net sales by $11 million or 1 percent in 2007.
▪	Increased cash flows from operations.

The following table presents net sales by geographic region.

(In millions)	2008	2007	2006
Geographic Sales
Americas[1]	$455.5	$500.4	$534.9
Europe[2]	232.3	215.5	175.7
Asia Pacific	129.5	125.4	105.9
Total	$817.3	$841.3	$816.5
[1]North and South America, including the United States. Sales in the United States were $384 million in 2008, $434 million in 2007 and $474 million in 2006.
[2]Europe, Africa and Middle East

Sales in the Americas declined by 9 percent overall and by 22 percent and 7 percent in the Contractor and Lubrication segments, respectively, in 2008 as compared to the prior year. Industrial sales increased by 3 percent in the Americas, primarily due to the Glascraft acquisition. Sales grew in Europe and Asia Pacific in all three segments as a result of continued emphasis on expanding sales and marketing resources and focus on new distribution and acquisitions.

The following table presents components of net sales change:

	2008
	Industrial	Contractor	Lubrication	Consolidated	Americas	Europe	Asia Pacific	Consolidated
Volume & price	0%	(15%)	(4%)	(6%)	(11%)	2%	1%	(6%)
Acquisitions	2%	1%	1%	2%	2%	1%	2%	2%
Currency	2%	1%	0%	1%	0%	5%	0%	1%
Total	4%	(13%)	(3%)	(3%)	(9%)	8%	3%	(3%)

	2007
	Industrial	Contractor	Lubrication	Consolidated	Americas	Europe	Asia Pacific	Consolidated
Volume & price	4%	(6%)	(2%)	0%	(8%)	13%	16%	0%
Acquisitions	0%	0%	14%	1%	2%	1%	1%	1%
Currency	3%	2%	1%	2%	0%	9%	1%	2%
Total	7%	(4%)	13%	3%	(6%)	23%	18%	3%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2008	2007	2006
Net Sales	100.0	100.0	100.0
Cost of products sold	47.1	46.8	46.8
Gross profit	52.9	53.2	53.2
Product development	4.5	3.6	3.7
Selling, marketing and distribution	17.0	14.8	14.6
General and administrative	8.5	7.2	7.2
Operating earnings	22.9	27.6	27.7
Interest expense	0.9	0.4	0.1
Other expense, net	0.1	0.0	0.1
Earnings before income taxes	21.9	27.2	27.5
Income taxes	7.1	9.0	9.2
Net Earnings	14.8	18.2	18.3

Operating expenses in 2008 were $245 million compared to $215 million in the prior year. The increase includes $8 million related to the rollout of entry-level paint sprayers to additional paint and home center stores, $7 million from acquired operations, $4 million of impairment charges and $3 million related to workforce reductions. During 2008, investment in new product development increased by $6 million as compared to the prior year, to 4.5 percent of sales. Total operating expenses as a percentage of sales was 30 percent as compared to 26 percent in the prior year.

Operating expenses in 2007 were $215 million versus $208 million in 2006. Although spending increased for selling, marketing and distribution (increase of $5 million) and general and administrative (increase of $1 million), total operating expenses as a percentage of sales was consistent with the prior year at 26 percent. Included in cost of goods sold and operating expenses were costs and expenses totaling $2.3 million in 2007 related to the closure and move of the Lubriquip operations in Cleveland, Ohio and Madison, Wisconsin to the Anoka, Minnesota factory.

Consolidated operating earnings decreased 19 percent to $187 million, or 23 percent of sales in fiscal 2008, with decrease in sales of 3 percent as compared to the prior year and increased expenses. Gross profit margin as a percentage of sales was slightly down from the prior year, as the unfavorable impact of material costs and volume were greater than the impact of favorable currency translation rates and manufacturing productivity improvements.

Consolidated operating earnings increased 3 percent to $232 million, or 28 percent of sales in fiscal 2007, compared to $226 million, or 28 percent of sales in fiscal 2006, reflecting growth in sales of 3 percent as compared to the prior year and consistent gross profit margins and expenses. Gross profit margin as a percentage was consistent with the prior year, as the favorable impact of pricing and foreign currency translation offset higher spending and material costs.

Interest expense increased by $4 million in 2008 and $2.5 million in 2007 as the Company increased its utilization of credit lines for acquisitions and to purchase Company stock.

The Company’s effective tax rate was 32 percent in 2008, lower than the effective tax rate of 33 percent in both 2007 and 2006. The rate is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits and the Domestic Production Deduction (DPD).

Segment Results

The following table presents net sales and operating earnings by business segment:

(In millions)	2008	2007	2006
Segment Sales
Industrial	$462.9	$444.7	$416.5
Contractor	266.8	306.7	320.5
Lubrication	87.6	89.9	79.5
Consolidated	$817.3	$841.3	$816.5

Segment Operating Earnings
Industrial	$138.2	$152.3	$128.5
Contractor	47.2	81.5	89.1
Lubrication	12.5	9.3	18.7
Unallocated corporate	(10.5)	(10.6)	(10.3)
Consolidated	$187.4	$232.5	$226.0

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial

The following table presents net sales, components of net sales change and operating earnings for the Industrial segment.

(In millions)	2008	2007	2006
Sales
Americas	$219.6	$213.1	$221.4
Europe	148.1	138.0	115.9
Asia Pacific	95.2	93.6	79.2
Total	$462.9	$444.7	$416.5

Components of Net Sales Change
Volume & Price	0%	4%	12%
Acquisitions	2%	0%	1%
Currency	2%	3%	1%
Total	4%	7%	14%

Operating Earnings as a Percentage of Sales	30%	34%	31%

In 2008, sales in the Industrial segment increased by 4 percent, with sales growth in all regions. Sales in the Americas increased 3 percent. Sales in Europe grew by 7 percent, including 5 percentage points related to favorable currency translation rates. The sales growth in Asia Pacific was 2 percent and the effect of currency translation rates was not significant.

In 2008, operating earnings in the Industrial segment declined 9 percent and were affected by impairment charges of $4 million, selling and product development initiatives, costs and expenses resulting from acquisition and integration related activities, workforce reduction costs and unabsorbed manufacturing costs.

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

In this segment, sales in each geographic region are significant and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates, automobile production, building construction and the level of the U.S. dollar versus the euro, the Canadian dollar and various Asian currencies.

Contractor

The following table presents net sales, components of net sales change and operating earnings for the Contractor segment.

(In millions)	2008	2007	2006
Sales
Americas	$165.0	$210.9	$244.0
Europe	76.8	71.0	55.3
Asia Pacific	25.0	24.8	21.2
Total	$266.8	$306.7	$320.5

Components of Net Sales Change
Volume & Price	(15%)	(6%)	4%
Acquisitions	1%	0%	0%
Currency	1%	2%	1%
Total	(13%)	(4%)	5%

Operating Earnings as a Percentage of Sales	18%	27%	28%

In 2008, sales in the Contractor segment decreased by 13 percent. While sales in the Americas decreased by 22 percent, sales in Europe and Asia Pacific grew by 8 percent and 1 percent, respectively. Sales in the Americas reflected sales declines in both the home center and professional paint store channels. Sales growth in both Europe and Asia Pacific is attributed to continued focus on converting professional contractors from manual to spray applications and new distribution.

In 2008, operating earnings in the Contractor segment decreased by 42 percent. Approximately $12 million of incremental cost and expense relates to the production and launch of new paint sprayer lines into existing and new paint store and home center outlets. Operating earnings were also affected by increased product development spending, costs of the workforce reduction, costs and lower profit levels of the acquired business and unabsorbed manufacturing costs.

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

Lubrication

The following table presents net sales, components of net sales change and operating earnings for the Lubrication segment.

(In millions)	2008	2007	2006
Sales
Americas	$70.8	$76.4	$69.5
Europe	7.5	6.6	4.5
Asia Pacific	9.3	6.9	5.5
Total	$87.6	$89.9	$79.5

Components of Net Sales Change
Volume & Price	(4%)	(2%)	8%
Acquisitions	1%	14%	25%
Currency	0%	1%	1%
Total	(3%)	13%	34%

Operating Earnings as a Percentage of Sales	14%	10%	24%

In 2008, sales in the Lubrication segment decreased by 3 percent. Although sales in the Americas decreased by 7 percent, sales in Europe and Asia Pacific grew by 13 percent and 34 percent, respectively. Sales in the Americas reflected sales declines in the vehicle services product line. Sales growth in both Europe and Asia Pacific is attributed to additional sales and marketing resources, new distribution and growth in industrial lubrication products in Asia Pacific.

In 2008, operating earnings increased by 35 percent. Improvement in operating profitability is related to the integration and consolidation of Lubrication operations in Anoka, Minnesota in 2007. The Lubrication segment incurred costs in 2008 related to the workforce reduction, unabsorbed manufacturing costs and higher investment in new product development.

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

In 2007, operating earnings decreased by $9 million, including $2.3 million of expenses related to the integration of the Lubriquip manufacturing operations, closure of the Lubriquip facilities in Madison, Wisconsin and Cleveland, Ohio and the transfer of Lubrication manufacturing from the facility in Minneapolis to the new facility in Anoka, Minnesota. The segment also had higher spending in 2007 than the prior year in new product development, marketing and warranty expense, partially due to the full year impact of the Lubriquip acquisition.

The Americas represent the vast majority of sales for the Lubrication Equipment segment and indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product.

Unallocated corporate

(In millions)	2008	2007	2006
Unallocated corporate (expenses)	$(10.5)	$(10.6)	$(10.3)

Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions. In 2008, unallocated corporate included $9 million of stock compensation and $2 million of contributions to the Company’s charitable foundation.

In 2007, unallocated corporate included $9 million of stock compensation and $1 million of contributions to the Company’s charitable foundation.

Financial Condition

Working Capital. The following table highlights several key measures of asset performance.

(Dollars in millions)	2008	2007
Working capital	$139.4	$123.0
Current ratio	2.2	2.0
Days of sales in receivables outstanding	57	61
Inventory turnover (LIFO)	4.4	5.0

The Company’s financial condition and cash flows from operations remain strong. Cash flows from operations totaled $162 million in 2008. The primary uses of cash included capital expenditures of $29 million, acquisitions of $55 million, dividends of $45 million and share repurchases of $115 million. Accounts receivable decreased by $13 million (9 percent) due mostly to lower sales in the fourth quarter compared to the same period in the prior year. Inventories increased $17 million, including $8 million from acquired operations and increases to support new distribution initiatives internationally.

In 2007, the Company used cash and long-term borrowings for share repurchases of $230 million and dividend payments of $43 million. Accounts receivable increased by $6 million to $140 million. The 5 percent increase was primarily due to higher sales (increase of 3 percent) compared to the prior year. Inventories decreased $2 million in 2007 to $75 million.

Capital Structure. At December 26, 2008, the Company’s capital structure included current debt of $18 million, long-term debt of $180 million and shareholders’ equity of $168 million.

Shareholders’ equity decreased by $77 million in 2008. The key components of changes in shareholders’ equity include current year earnings of $121 million and common stock issued of $14 million, reduced by $45 million of dividends declared, $112 million of shares repurchased and $68 million of other comprehensive loss (mostly from changes in the funded status of pension obligations).

Liquidity and Capital Resources. At December 26, 2008, the Company had various lines of credit totaling $283 million, including a $250 million, 5 year credit facility entered into in 2007. At year-end, long-term debt outstanding under this facility was $180 million. The unused portion of committed credit lines was $87 million at year-end. In addition, the Company has an unused, uncommitted line of credit for $20 million. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2009, including its capital expenditure plan of approximately $20 million, planned dividends (estimated at $45 million) and acquisitions.

In December 2008, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.74 to $0.76 per share, a 3 percent increase.

Cash Flow

A summary of cash flow follows:

(In millions)	2008	2007	2006
Operating Activities	$162	$177	$156
Investing Activities	(85)	(38)	(65)
Financing Activities	(71)	(138)	(103)
Effect of exchange rates on cash	1	(2)	(1)
Net cash provided (used)	$ 7	$ (1)	$ (13)
Cash and cash equivalents at year-end	$ 12	$ 5	$ 6

Cash Flows Provided by Operating Activities. During 2008, $162 million was generated from operating cash flows, compared to $177 million in 2007. Although net earnings decreased by $32 million in 2008 as compared to the prior year, non-cash items such as depreciation and amortization, deferred income taxes and share-based compensation totaled $42 million, an increase of $10 million as compared to the prior year.

During 2007, $177 million was generated from operating cash flows, compared to $156 million in 2006. The higher cash flows from operating activities in 2007 were primarily due to changes in inventories (decreased $2 million in 2007 and increased $16 million in 2006) and the $3 million increase in net earnings.

Cash Flows Used in Investing Activities. During 2008, cash was used to fund $55 million for business acquisitions and $29 million of additions to property, plant and equipment. During 2007, cash was used to fund $37 million of additions to property, plant and equipment including expansion of manufacturing facilities in North Canton, Ohio and Sioux Falls, South Dakota.

Cash Flows Used in Financing Activities. During 2008, $71 million was used in financing activities compared to $138 million in 2007. Net borrowings on the long-term line of credit totaled $73 million. Cash was used for share repurchases totaling $115 million, a decrease of $116 million from the prior year. Cash dividends paid totaled $45 million, an increase of $2 million from the prior year.

In September 2007, the Board of Directors authorized the Company to purchase up to 7 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2009. Although the Company decided to suspend share repurchases early in the fourth quarter of 2008, 3 million shares remain available under the current board authorization and the Company may decide to resume share repurchases in the future.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 26, 2008, the Company is obligated to make cash payments in connection with its long-term debt, capital leases, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 26, 2008. The Company has also guaranteed the debt of its subsidiaries for up to $7 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

The total liability for uncertain tax positions under FIN 48 at December 26, 2008 was approximately $2 million. The Company is not able to reasonably estimate the timing of future payments relating to non-current unrecognized tax benefits.

(In millions)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$ 180	$ —	$ —	$ 180	$ —
Capital lease obligations	—	—	—	—	—
Operating leases	7	3	2	1	1
Purchase obligations[1]	35	35	—	—	—
Interest on long-term debt	14	4	8	2	—
Fixed rate payments on interest swap	8	4	4	—	—
Unfunded pension and postretirement medical benefits[2]	29	3	6	5	15
Total	$ 273	$ 49	$ 20	$ 188	$ 16

1 The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

2 The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance. The Company expects that no contribution to the funded pension plan will be required in 2009.

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

Sales Returns. An allowance is established for possible return of products from distributors. The written agreements with distributors typically limit the amount that may be returned. In its arrangements with certain home center customers, the Company may agree to accept returns from the retailer’s end-user customers. The amount of the allowance for sales returns is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors.

From time to time, the Company may choose to terminate a distributor relationship and may take back inventory or may promote the sale of new products by agreeing to accept returns of superseded products. These are considered period events and are not included in the allowance for returns. Although management considers these balances adequate, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

Excess and Discontinued Inventory. The Company’s inventories are valued at the lower of cost or market. Reserves for excess and discontinued products are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate, changes in sales volumes due to unanticipated economic or competitive conditions are among the factors that would result in materially different amounts for this item.

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

Self-Insured Retentions. The Company purchases insurance for products liability, workers compensation and employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established liabilities for potential uninsured claims, including estimated costs and legal fees. The Company employs actuaries to assist in evaluating its potential ultimate exposure for uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liabilities. Though management considers these balances adequate, a substantial change in the number and/or severity of claims would result in materially different amounts for this item.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to the “Citigroup Pension Liability Index,” a published index commonly used as a benchmark. For plans outside of the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets, and projected returns on plan assets. The Company reduced its investment return assumption by one-half percentage point, to 8.5 percent for 2009. Mortality rates are based on a common group mortality table for males and females.

Net pension credit in 2008 was $0.7 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 26, 2008, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$ (14.9)	$ 0.5
Expected return on assets	$ —	$ 1.1

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair market value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 for financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on the consolidated financial statements. With respect to non-financial assets and liabilities, the statement is effective for the Company starting in fiscal 2009. The Company expects the adoption of this statement as it pertains to non-financial assets and liabilities will not have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement is effective for the Company starting in fiscal 2009.

SFAS No. 141 (revised 2007), “Business Combinations,” is effective for acquisitions completed by the Company after fiscal 2008, and had no impact on the 2008 consolidated financial statements. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method (purchase method) of accounting be used for all business combinations. It provides new guidance for valuation of acquisitions and accounting for such items as transaction costs, contingent consideration, contingent liabilities and in-process R&D.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 26, 2008, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, British pound and various Asian currencies. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2007 results, the weaker U.S. dollar versus other currencies helped to increase sales and net earnings. For the year ended December 26, 2008, the impact of currency translation resulted in a calculated increase in net sales and net earnings of approximately $12 million and $4 million, respectively. For the year ended December 28, 2007, the calculated impact of currency translation resulted in an increase in net sales and net earnings of approximately $17 million and $7 million, respectively.

In 2007 the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings under the Company’s primary credit facility. The contracts fix the rates at approximately 4.7 percent through 2010.

2009 Outlook

Management believes that economic conditions will present a challenging operating environment in the coming year.  We will continue to manage capital expenditures, headcount and discretionary expenses closely. As a result of increased investment in new product development, significant new products/platforms are expected to be launched in 2009. Sales and marketing resources in Europe and Asia Pacific increased in 2008.  We will continue to expand distribution coverage around the world in the coming year. The Company will continue to look for opportunities to acquire businesses where there is a strategic product or customer fit.  An $18 million increase in pension cost and less favorable currency translation are expected in 2009. The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the sales outlook is dependent upon many factors, including the successful launch of new products, expanding distribution coverage, realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, as well as in press or earnings releases, analyst briefings, conference calls and the Company’s Annual Report to shareholders, which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements. The Company undertakes no obligation to update these statements in light of new information or future events.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, this Annual Report on Form 10-K for fiscal year 2008 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Item 1A and Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8. Financial Statements and Supplementary Data

Page
•	Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities) 12
•	Management’s Report on Internal Control Over Financial Reporting	26
•	Reports of Independent Registered Public Accounting Firm	27
•	Consolidated Statements of Earnings for fiscal years 2008, 2007 and 2006	29
•	Consolidated Statements of Comprehensive Income for fiscal years 2008, 2007 and 2006	29
•	Consolidated Balance Sheets for fiscal years 2008 and 2007	30
•	Consolidated Statements of Cash Flows for fiscal years 2008, 2007 and 2006	31
•	Consolidated Statements of Shareholders’ Equity for fiscal years 2008, 2007 and 2006	32
•	Notes to Consolidated Financial Statements	33

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 26, 2008.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of

Graco Inc.

Minneapolis, Minnesota

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement scheduleas of and for the year ended December 26, 2008, of the Company and our report dated February 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 16, 2009

Consolidated Financial Statements

To the Shareholders and Board of Directors of

Graco Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 26, 2008 and December 28, 2007, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 16, 2009

CONSOLIDATED STATEMENTS OF EARNINGS                                Graco Inc. and Subsidiaries

	Years Ended
(In thousands, except per share amounts)	December 26, 2008	December 28, 2007	December 29, 2006
Net Sales	$817,270	$841,339	$816,468
Cost of products sold	385,093	393,913	382,511
Gross Profit	432,177	447,426	433,957
Product development	36,558	30,277	29,970
Selling, marketing and distribution	138,665	124,508	119,122
General and administrative	69,589	60,161	58,866
Operating Earnings	187,365	232,480	225,999
Interest expense	7,633	3,433	946
Other expense, net	1,153	211	687
Earnings before Income Taxes	178,579	228,836	224,366
Income taxes	57,700	76,000	74,600
Net Earnings	$120,879	$152,836	$149,766
Basic Net Earnings per Common Share	$ 2.01	$ 2.35	$ 2.21
Diluted Net Earnings per Common Share	$ 1.99	$ 2.32	$ 2.17
Dividends Declared per Common Share	$ .75	$ .68	$ .60

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Graco Inc. and Subsidiaries

	Years Ended
(In thousands)	December 26, 2008	December 28, 2007	December 29, 2006
Net Earnings	$120,879	$152,836	$149,766
Other comprehensive income (loss)
Cumulative translation adjustment	(1,105)	108	2,693
Pension and postretirement medical liability adjustment	(102,741)	(875)	115
Gain (loss) on interest rate hedge contracts	(3,236)	(1,700)	—
Income taxes	39,290	895	(3)
Other comprehensive income (loss)	(67,792)	(1,572)	2,805
Comprehensive Income	$ 53,087	$151,264	$152,571

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                            Graco Inc. and Subsidiaries

(In thousands, except share and per share amounts)	December 26, 2008	December 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 12,119	$ 4,922
Accounts receivable, less allowances of $6,600 and $6,500	127,505	140,489
Inventories	91,604	74,737
Deferred income taxes	23,007	21,650
Other current assets	6,360	7,034
Total current assets	260,595	248,832
Property, Plant and Equipment, net	149,754	140,594
Prepaid Pension	—	31,823
Goodwill	91,740	67,204
Other Intangible Assets, net	52,231	41,889
Deferred Income Taxes	18,919	—
Other Assets	6,611	6,382
Total Assets	$579,850	$536,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$ 18,311	$ 18,991
Trade accounts payable	18,834	27,379
Salaries, wages and commissions	17,179	20,470
Dividends payable	11,312	11,476
Other current liabilities	55,524	47,561
Total current liabilities	121,160	125,877
Long-Term Debt	180,000	107,060
Retirement Benefits and Deferred Compensation	108,656	40,639
Uncertain Tax Positions	2,400	5,400
Deferred Income Taxes	—	13,074
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 59,516,201 and 61,963,962 shares outstanding in 2008 and 2007	59,516	61,964
Additional paid-in capital	174,161	156,420
Retained earnings	8,445	32,986
Accumulated other comprehensive income (loss)	(74,488)	(6,696)
Total shareholders’ equity	167,634	244,674
Total Liabilities and Shareholders’ Equity	$579,850	$536,724

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      Graco Inc. and Subsidiaries

	Years Ended
(In thousands)	December 26, 2008	December 28, 2007	December 29, 2006
Cash Flows from Operating Activities
Net earnings	$120,879	$152,836	$149,766
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, amortization and impairment	35,495	28,665	26,046
Deferred income taxes	(160)	(1,590)	(6,597)
Share-based compensation	9,051	8,583	8,392
Excess tax benefit related to share-based payment arrangements	(2,873)	(4,508)	(2,857)
Change in
Accounts receivable	14,965	(1,844)	(3,584)
Inventories	(9,937)	2,045	(15,587)
Trade accounts payable	(6,806)	(2,314)	(74)
Salaries, wages and commissions	(3,169)	(6,527)	1,917
Retirement benefits and deferred compensation	(2,672)	(2,290)	(12)
Other accrued liabilities	5,658	4,666	(2,302)
Other	2,047	(625)	521
Net cash provided by operating activities	162,478	177,097	155,629
Cash Flows from Investing Activities
Property, plant and equipment additions	(29,102)	(36,869)	(33,652)
Proceeds from sale of property, plant and equipment	1,768	296	128
Investment in life insurance	(1,499)	(1,499)	—
Capitalized software and other intangible asset additions	(1,327)	(85)	(202)
Acquisitions of businesses, net of cash acquired	(55,186)	—	(30,676)
Net cash used in investing activities	(85,346)	(38,157)	(64,402)
Cash Flows from Financing Activities
Net borrowings (payments) on short-term lines of credit	(1,329)	(312)	9,593
Borrowings on long-term line of credit	242,849	158,351	—
Payments on long-term line of credit	(169,909)	(51,295)	—
Excess tax benefit related to share-based payment arrangements	2,873	4,508	2,857
Common stock issued	13,701	24,055	12,008
Common stock retired	(114,836)	(230,412)	(87,570)
Cash dividends paid	(44,702)	(43,188)	(39,429)
Net cash used in financing activities	(71,353)	(138,293)	(102,541)
Effect of exchange rate changes on cash	1,418	(1,596)	(1,479)
Net increase (decrease) in cash and cash equivalents	7,197	(949)	(12,793)
Cash and cash equivalents
Beginning of year	4,922	5,871	18,664
End of year	$ 12,119	$ 4,922	$ 5,871

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                  Graco Inc. and Subsidiaries

	Years Ended
(In thousands)	December 26, 2008	December 28, 2007	December 29, 2006
Common Stock
Balance, beginning of year	$ 61,964	$ 66,805	$ 68,387
Shares issued	645	1,077	539
Shares repurchased	(3,093)	(5,918)	(2,121)
Balance, end of year	59,516	61,964	66,805
Additional Paid-In Capital
Balance, beginning of year	156,420	130,621	110,842
Shares issued	13,056	24,093	11,469
Stock compensation cost	9,051	8,583	8,392
Tax benefit related to stock options exercised	3,473	5,808	3,357
Restricted stock cancelled (issued)	254	(1,115)	—
Shares repurchased	(8,093)	(11,570)	(3,439)
Balance, end of year	174,161	156,420	130,621
Retained Earnings
Balance, beginning of year	32,986	138,702	112,506
Net income	120,879	152,836	149,766
Dividends declared	(44,539)	(43,609)	(40,554)
Shares repurchased	(100,881)	(214,943)	(83,016)
Balance, end of year	8,445	32,986	138,702
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(6,696)	(5,124)	(4,051)
Other comprehensive income (loss)	(67,792)	(1,572)	2,805
Adjustments to initially apply new accounting standard, net of tax	—	—	(3,878)
Balance, end of year	(74,488)	(6,696)	(5,124)
Total Shareholders’ Equity	$167,634	$244,674	$331,004

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graco Inc. and Subsidiaries

Years Ended December 26, 2008, December 28, 2007 and December 29, 2006

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 26, 2008, December 28, 2007 and December 29, 2006, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 26, 2008, all subsidiaries are 100 percent owned.

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

Other Current Assets. Amounts included in other current assets were:

(In thousands)	2008	2007
Prepaid income taxes	$4,534	$4,936
Prepaid expenses and other	1,826	2,098
Total	$6,360	$7,034

Property, Plant and Equipment. For financial reporting purposes, plant and equipment are depreciated over their estimated useful lives, primarily by using the straight-line method as follows:

Buildings and improvements	10 to 30 years
Leasehold improvements	lesser of 5 to 10 years or life of lease
Manufacturing equipment	lesser of 5 to 10 years or life of equipment
Office, warehouse and automotive equipment	3 to 10 years

Intangible Assets. Goodwill has been assigned to reporting units, which are the Company’s divisions. The amounts of goodwill for each reportable segment were:

(In thousands)	2008	2007
Industrial	$59,511	$42,221
Contractor	12,732	7,939
Lubrication	19,497	17,044
Total	$91,740	$67,204

Components of other intangible assets were:

(Dollars in thousands)	Estimated Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
December 26, 2008
Customer relationships	3 – 8	$41,075	$(12,470)	$(181)	$28,424
Patents, proprietary technology and product documentation	3 – 15	23,780	(11,290)	(87)	12,403
Trademarks, trade names and other	3 – 10	5,514	(3,908)	(12)	1,594
		70,369	(27,668)	(280)	42,421
Not Subject to Amortization
Brand names		9,810	—	—	9,810
Total		$80,179	$(27,668)	$(280)	$52,231

December 28, 2007
Customer relationships and distribution network	4 – 8	$26,102	$(11,092)	$ 29	$15,039
Patents, proprietary technology and product documentation	5 – 15	22,243	(7,720)	16	14,539
Trademarks, trade names and other	3 – 10	4,684	(2,555)	22	2,151
		53,029	(21,367)	67	31,729
Not Subject to Amortization
Brand names		10,160	—	—	10,160
Total		$63,189	$(21,367)	$ 67	$41,889

Amortization of intangibles was $10.5 million in 2008 and $8.5 million in 2007. Estimated future annual amortization is as follows: $10.7 million in 2009, $9.7 million in 2010, $8.6 million in 2011, $7.7 million in 2012 and $5.7 million thereafter.

The Company recorded impairment charges totaling $3.6 million in the fourth quarter of 2008, primarily due to reduced expectations with respect to future sales of certain branded products within the industrial segment. The impairment charges are reflected above as reductions of cost, reducing brand names by $3.1 million, customer relationships by $0.3 million and proprietary technology by $0.2 million.

Other Assets. Components of other assets were:

(In thousands)	2008	2007
Cash surrender value of life insurance	$2,678	$1,450
Assets held for sale	—	1,138
Capitalized software	1,436	1,019
Deposits and other	2,497	2,775
Total	$6,611	$6,382

The Company paid $1.5 million in 2008 and $1.5 million in 2007 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2008 and 2007.

Operations in Cleveland, Ohio were moved to new facilities in Anoka, Minnesota in 2007. The property that formerly housed those operations was classified in other assets at estimated market value in 2007 and was sold in 2008.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Goodwill and other intangible assets not subject to amortization are also reviewed for impairment annually in the fourth quarter. Except for the impairment of certain intangibles noted above, there have been no significant write-downs of any long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were:

(In thousands)	2008	2007
Accrued self-insured retentions	$7,896	$7,842
Accrued warranty and service liabilities	8,033	7,084
Accrued trade promotions	9,001	6,480
Payable for employee stock purchases	5,473	5,829
Income taxes payable	904	678
Other	24,217	19,648
Total	$55,524	$47,561

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

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities:

(In thousands)	2008	2007
Balance, beginning of year	$ 7,084	$ 6,675
Charged to expense	6,793	6,053
Margin on parts sales reversed	3,698	3,186
Reductions for claims settled	(9,542)	(8,830)
Balance, end of year	$ 8,033	$ 7,084

Revenue Recognition. Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk and title passes to the customer. This is generally on the date of shipment, however certain sales are shipped with terms requiring recognition when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions. Rights of return are typically contractually limited, amounts are estimable, and the Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been approximately 2 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses. From time to time, the Company may promote the sale of new products by agreeing to accept returns of superseded products. In such cases, provisions for estimated returns are recorded as a reduction of net sales.

Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include cooperative advertising arrangements, rebates based on annual purchases, coupons and reimbursement for competitive products. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Under cooperative advertising arrangements, the Company reimburses the distributor for a portion of its advertising costs related to the Company’s products; estimated costs are accrued at the time of sale and classified as selling, marketing and distribution expense. Rebates are accrued based on the program rates and progress toward the estimated annual sales amount, and are recorded as a reduction of sales (cash, trade credit) or cost of products sold (free goods). The estimated costs related to coupon programs are accrued at the time of sale and classified as selling, marketing and distribution expense or cost of products sold, depending on the type of incentive offered.

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss). Net payments under terms of the contracts were charged to interest expense and totaled $0.9 million in 2008.

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

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows:

(In thousands)	2008	2007
Gain (loss) on interest rate hedge contracts, other current liabilities	$(4,936)	$(1,700)
Gain (loss) on foreign currency forward contracts, accounts receivable	1,198	(282)
Total	$(3,738)	$(1,982)

The Company may periodically hedge other anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. There were no gains or losses on such transactions in 2008, 2007 and 2006, and there were no such transactions outstanding as of December 26, 2008, and December 28, 2007.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 with respect to financial assets and liabilities. The impact of the initial adoption of SFAS No. 157 in 2008 had no impact on the consolidated financial statements. With respect to non-financial assets and liabilities, the statement is effective for the Company starting in fiscal 2009. The Company expects the adoption of this statement as it pertains to non-financial assets and liabilities will not have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement is effective for the Company starting in fiscal 2009.

SFAS No. 141 (revised 2007), “Business Combinations,” is effective for acquisitions completed by the Company after fiscal 2008, and had no impact on the 2008 consolidated financial statements. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method (purchase method) of accounting be used for all business combinations. It provides new guidance for valuation of acquisitions and accounting for such items as transaction costs, contingent consideration, contingent liabilities and in-process R&D.

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

Reportable segments are defined by product. Segments are responsible for development, manufacturing, marketing and sales of their products. This allows for focused marketing and efficient product development. The segments share common purchasing, certain manufacturing, distribution and administration functions.

(In thousands)
Reportable Segments	2008	2007	2006
Net sales
Industrial	$462,941	$444,725	$416,498
Contractor	266,772	306,703	320,476
Lubrication	87,557	89,911	79,494
Total	$817,270	$841,339	$816,468
Operating earnings
Industrial	$138,240	$152,278	$128,460
Contractor	47,156	81,528	89,064
Lubrication	12,475	9,252	18,744
Unallocated corporate (expense)	(10,506)	(10,578)	(10,269)
Total	$187,365	$232,480	$225,999

Unallocated corporate is not included in management’s measurement of segment performance and includes such items as stock compensation, bad debt expense, charitable contributions and certain other charges or credits driven by corporate decisions.

(In thousands)
Geographic Information	2008	2007	2006
Net sales (based on customer location)
United States	$384,221	$434,012	$474,366
Other countries	433,049	407,327	342,102
Total	$817,270	$841,339	$816,468
Long-lived assets
United States	$295,860	$266,722	$240,341
Other countries	23,395	21,170	32,279
Total	$319,255	$287,892	$272,620

Sales to Major Customers

There were no customers that accounted for 10 percent or more of consolidated sales in 2008 and 2007. Sales to a paint retailer were 10 percent of consolidated sales in 2006.

C. Inventories

Major components of inventories were as follows:

(In thousands)	2008	2007
Finished products and components	$ 50,703	$ 46,677
Products and components in various stages of completion	24,938	24,805
Raw materials and purchased components	51,348	37,311
	126,989	108,793
Reduction to LIFO cost	(35,385)	(34,056)
Total	$ 91,604	$ 74,737

Inventories valued under the LIFO method were $58.1 million for 2008 and $46.6 million for 2007. All other inventory was valued on the FIFO method.

Certain inventory quantities were reduced in 2007, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows:

(In thousands)	2008	2007
Land and improvements	$ 10,303	$ 10,066
Buildings and improvements	101,445	92,145
Manufacturing equipment	177,044	166,869
Office, warehouse and automotive equipment	31,619	30,580
Additions in progress	6,318	6,413
Total property, plant and equipment	326,729	306,073
Accumulated depreciation	(176,975)	(165,479)
Net property, plant and equipment	$149,754	$140,594

Depreciation expense was $20.9 million in 2008, $19.5 million in 2007 and $18.2 million in 2006.

E. Income Taxes

Earnings before income tax expense consist of:

(In thousands)	2008	2007	2006
Domestic	$159,972	$203,795	$197,410
Foreign	18,607	25,041	26,956
Total	$178,579	$228,836	$224,366

Income tax expense consists of:

(In thousands)	2008	2007	2006
Current
Domestic
Federal	$50,483	$67,255	$65,652
State and local	2,300	4,600	4,520
Foreign	4,741	6,023	7,206
	57,524	77,878	77,378
Deferred
Domestic	(436)	(1,874)	(2,611)
Foreign	612	(4)	(167)
	176	(1,878)	(2,778)
Total	$57,700	$76,000	$74,600

Income taxes paid were $55.8 million, $74.6 million and $77.6 million in 2008, 2007 and 2006.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2008	2007	2006
Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower tax rates	(1)	(1)	(2)
State taxes, net of federal effect	1	2	2
U.S. general business tax credits	(1)	(1)	(1)
Domestic production deduction	(2)	(2)	(1)
Effective tax rate	32%	33%	33%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows:

(In thousands)	2008	2007
Inventory valuations	$ 8,723	$ 8,986
Self-insurance retention accruals	2,356	2,298
Warranty reserves	2,628	2,331
Vacation accruals	2,036	1,917
Bad debt reserves	1,858	1,888
Stock compensation	2,000	2,000
Interest rate swaps	1,827	—
Other	1,579	2,230
Current	23,007	21,650
Unremitted earnings of consolidated foreign subsidiaries	(1,900)	(1,800)
Excess of tax over book depreciation	(22,307)	(14,483)
Pension liability (asset)	29,751	(8,415)
Postretirement medical	7,932	7,462
Stock compensation	3,864	1,862
Deferred compensation	806	1,965
Other	773	335
Non-current	18,919	(13,074)
Net deferred tax assets	$41,926	$ 8,576

Total deferred tax assets were $78.6 million and $36.8 million, and total deferred tax liabilities were $36.7 million and $28.2 million on December 26, 2008, and December 28, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) completed the examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2008. Resolution of the audit did not result in a material change to the Company’s financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2008	2007
Unrecognized tax benefits beginning balance	$4,700	$4,900
Gross Increases – current period tax positions	700	800
Settlements	(1,100)	—
Lapse of statute of limitations	(2,300)	(1,000)
Unrecognized tax benefits ending balance	$2,000	$4,700

At the end of 2008, the Company’s liability for uncertain tax positions was $2.4 million, including $ 0.4 million of interest and penalties. Unrecognized tax benefits of $2.0 million would affect the Company’s effective tax rate if recognized. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense.

There is a reasonable possibility that unrecognized tax benefits will decrease by approximately $0.5 to $1 million in the next twelve months pursuant to the following events: expiring statute of limitations and the closure of other tax jurisdiction audits.

F. Debt

In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. This credit facility provides $250 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization). The weighted average interest rate on borrowings against the credit facility was 2.3 percent as of December 26, 2008. The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

On December 26, 2008, the Company had $283 million in lines of credit, including the $250 million in committed credit facilities described above and $33 million with foreign banks. The unused portion of committed credit lines was $87 million as of December 26, 2008. In addition, the Company has an unused, uncommitted line of credit for $20 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average short-term borrowing rates were 3.9 percent, 5.3 percent and 5.2 percent for the years ended December 26, 2008, December 28, 2007 and December 29, 2006. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

The Company has received from its lenders a waiver with respect to compliance with certain aspects of a covenant requiring minimum pension funding levels. The Company is in compliance with all other financial covenants of its debt agreements.

Interest paid on debt during 2008, 2007 and 2006 was $8.1 million, $2.6 million and $0.9 million.

G. Shareholders’ Equity

At December 26, 2008, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

Components of accumulated other comprehensive income (loss) were:

(In thousands)	2008	2007
Pension and postretirement medical liability adjustment	$(70,322)	$(5,672)
Gain (loss) on hedge contracts	(3,109)	(1,072)
Cumulative translation adjustment	(1,057)	48
Total	$(74,488)	$(6,696)

H.  Share-Based Awards, Purchase Plans and Compensation Cost

Stock Option and Award Plan. The Company has a stock incentive plan under which it grants stock options and share awards to directors, officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time, generally over three or four years, and in such installments as set by the Company, and expire ten years from the date of grant.

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $280,000 in 2008 and $31,000 in 2007. There was no compensation cost related to restricted shares in 2006. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 10,228 shares in 2008, 10,338 shares in 2007 and 10,955 shares in 2006. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2005	3,615	$20.85	2,017	$14.28
Granted	703	41.11
Exercised	(324)	15.11
Canceled	(38)	34.29
Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94
Granted	1,037	40.08
Exercised	(836)	19.96
Canceled	(378)	38.98
Outstanding, December 28, 2007	3,779	$28.63	2,228	$21.41
Granted	819	35.56
Exercised	(419)	16.60
Canceled	(224)	38.81
Outstanding, December 26, 2008	3,955	$30.77	2,186	$24.98

The following table summarizes information for options outstanding and exercisable at December 26, 2008 (in thousands, except per share and contractual term amounts):

The aggregate intrinsic value of exercisable option shares was $8.6 million as of December 26, 2008, with a weighted average contractual term of 4.2 years. There were approximately 3.9 million vested share options and share options expected to vest as of December 26, 2008, with an aggregate intrinsic value of $8.6 million, a weighted average exercise price of $30.71 and a weighted average contractual term of 6.1 years.

Information related to options exercised follows:

(In thousands)	2008	2007	2006
Cash received	$6,950	$16,688	$4,889
Aggregate intrinsic value	8,734	17,465	8,851
Tax benefit realized	3,100	6,500	3,200

Stock Purchase Plan.  Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 216,047 shares under this Plan in 2008, 202,096 shares in 2007 and 204,478 shares in 2006.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below:

(In thousands)	Total Shares Authorized	Available for Future Issuance as of December 26, 2008
Stock Incentive Plan (2006)	7,375	3,228
Employee Stock Purchase Plan (2006)	2,000	1,784
Total	9,375	5,012

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 26, 2008, include options granted under three plans that were replaced by the Stock Incentive Plan in 2001 and 2006. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost of $9.1 million in 2008 and $8.6 million in 2007, which reduced net income by $6.7 million, or $0.11 per weighted common share in 2008 and $6.4 million, or $0.10 per weighted common share in 2007. As of December 26, 2008, there was $8.6 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2008	2007	2006
Expected life in years	6.0	5.6	6.3
Interest rate	3.2%	4.2%	4.6%
Volatility	25.1%	25.1%	27.8%
Dividend yield	2.1%	1.7%	1.4%
Weighted average fair value per share	$8.28	$10.55	$12.97

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

	2008	2007	2006
Expected life in years	1.0	1.0	1.0
Interest rate	1.5%	4.9%	4.6%
Volatility	27.1%	24.4%	24.0%
Dividend yield	2.1%	1.6%	1.4%
Weighted average fair value per share	$8.14	$9.79	$10.18

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2008	2007	2006
Numerator Net earnings available to common shareholders	$120,879	$152,836	$149,766
Denominators
Weighted average shares outstanding for basic earnings per share	60,264	65,043	67,807
Dilutive effect of stock options computed based on the treasury
stock method using the average market price	571	941	1,170
Denominator for diluted earnings per share	60,835	65,984	68,977
Basic earnings per share	$ 2.01	$ 2.35	$ 2.21
Diluted earnings per share	$ 1.99	$ 2.32	$ 2.17

Stock options to purchase 2,941,000 and 1,142,000 common shares were not included in the 2008 and 2007 calculations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $3.1 million in 2008, $3.0 million in 2007 and $2.6 million in 2006.

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

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The market value of the plan’s investment in the common stock of the Company was $8.3 million at December 26, 2008, and $13.0 million at December 28, 2007. For the funded pension plan, asset allocations at year-end were as follows:

	2008	2007
Graco common stock	6%	6%
Other equity securities	62%	72%
Debt securities	20%	15%
Real estate	9%	6%
Cash	3%	1%
Total	100%	100%

The Company uses a year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 26, 2008, and December 28, 2007, and a statement of the funded status as of the same dates.

	Pension Benefits		Postretirement Medical Benefits
(In thousands)	2008	2007	2008	2007

Change in benefit obligation
Obligation, beginning of year	$202,182	$202,578	$ 23,596	$ 21,416
Service cost	4,968	5,618	557	537
Interest cost	12,223	11,504	1,381	1,345
Actuarial loss (gain)	4,960	(10,615)	393	1,772
Plan amendments	514	—	385	873
Exchange rate changes	(317)	914	—	—
Benefit payments	(9,376)	(7,817)	(2,530)	(2,347)
Obligation, end of year	$215,154	$202,182	$23,782	$23,596
Change in plan assets
Fair value, beginning of year	$215,378	$212,819	$ —	$ —
Actual return on assets	(78,935)	9,492	—	—
Employer contributions	1,653	884	2,530	2,347
Benefit payments	(9,376)	(7,817)	(2,530)	(2,347)
Fair value, end of year	$128,720	$215,378	$ —	$ —
Funded status	$(86,434)	$ 13,196	$(23,782)	$(23,596)
Amounts recognized in consolidated balance sheets
Non-current assets	$ —	$ 31,823	$ —	$ —
Current liabilities	726	645	2,222	2,344
Non-current liabilities	85,708	17,982	21,560	21,252
Net assets (liabilities)	$(86,434)	$ 13,196	$(23,782)	$(23,596)

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $195 million for 2008 and $182 million for 2007. Information for plans with an accumulated benefit obligation in excess of plan assets follows:

(In thousands)	2008	2007
Projected benefit obligation	$215,154	$18,628
Accumulated benefit obligation	195,307	15,806
Fair value of plan assets	128,720	—

The components of net periodic benefit cost for the plans for 2008, 2007 and 2006 were as follows:

	Pension Benefits			Postretirement Medical Benefits
(In thousands)	2008	2007	2006	2008	2007	2006
Service cost – benefits earned during the period	$ 4,968	$ 5,618	$ 5,444	$ 557	$ 537	$ 849
Interest cost on projected benefit obligation	12,223	11,504	10,541	1,381	1,345	1,511
Expected return on assets	(18,981)	(18,795)	(16,582)	—	—	—
Early retirement incentives	530	—	—	385	—	—
Amortization of prior service cost (credit)	232	244	147	(658)	(739)	(161)
Amortization of net loss (gain)	176	236	535	641	811	595
Cost of pension plans which are not significant
and have not adopted SFAS No. 87	136	478	320	N/A	N/A	N/A
Net periodic benefit cost (credit)	$ (716)	$ (715)	$ 405	$2,306	$1,954	$2,794

Amounts recognized in other comprehensive (income) loss in 2008 and 2007 were as follows:

	Pension Benefits		Postretirement Medical Benefits
(In thousands)	2008	2007	2008	2007
Prior service cost (credit) arising during the period	$ 514	$ —	$ 385	$ 873
Net loss (gain) arising during the period	102,755	(1,218)	393	1,772
Amortization of prior service credit (cost)	(232)	(244)	658	739
Amortization of net gain (loss)	(706)	(236)	(1,026)	(811)
Total	$102,331	$(1,698)	$ 410	$2,573

Amounts included in accumulated other comprehensive (income) loss as of December 26, 2008 and December 28, 2007, that had not yet been recognized as components of net periodic benefit cost, were as follows:

	Pension Benefits		Postretirement Medical Benefits
(In thousands)	2008	2007	2008	2007
Prior service cost (credit)	$ 431	$ 742	$(5,732)	$(6,390)
Net loss	107,605	4,963	9,352	9,600
Net before income taxes	108,036	5,705	3,620	3,210
Income taxes	(39,995)	(2,055)	(1,338)	(1,188)
Net	$ 68,041	$3,650	$2,282	$2,022

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2009 were as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$ 182	$(658)
Net loss (gain)	9,362	673
Net before income taxes	9,544	15
Income taxes	(3,531)	(6)
Net	$ 6,013	$ 9

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2008	2007	2008	2007
Discount rate	6.0%	6.2%	6.0%	6.3%
Rate of compensation increase	3.8%	3.8%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2008	2007	2006	2008	2007	2006
Discount rate	6.2%	5.7%	5.5%	6.3%	5.8%	5.5%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.8%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In 2006, the annual cost increase limitation was changed to 5 percent for 2007, 4 percent for 2008 and 3 percent thereafter. In 2007, the Company made changes in the administration of the plan to facilitate compliance with the cost limitation provisions. The Company also amended the plan to remove the 30-year service cap applied to the calculation of service-based credits provided to future retirees for postretirement health care costs. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 9 percent for 2009, decreasing by one-half percentage point each year to a constant rate of 5 percent in 2017 and thereafter, subject to the plan’s annual increase limitation.

At December 26, 2008, a one percent change in assumed health care cost trend rates would have no significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $0.7 million to its unfunded pension plans and $2.2 million to the postretirement medical plan in 2009. The Company expects that no contribution to the funded pension plan will be required in 2009. Estimated future benefit payments are as follows:

(In thousands)	Pension Benefits	Postretirement Medical Benefits
2009	$ 9,200	$2,200
2010	9,900	2,100
2011	10,600	2,000
2012	11,300	1,800
2013	12,100	1,700
Years 2014 – 2018	73,500	8,000

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $7.2 million at December 26, 2008, payable as follows:

		Vehicles &
(In thousands)	Buildings	Equipment	Total
2009	$1,210	$1,868	$3,078
2010	745	1,010	1,755
2011	326	485	811
2012	300	179	479
2013	256	57	313
Thereafter	728	43	771
Total	$3,565	$3,642	$7,207

Total rental expense was $2.6 million for 2008, $2.3 million for 2007 and $1.8 million for 2006.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $15 million at December 26, 2008. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $20 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 26, 2008. The Company has also guaranteed the debt of its subsidiaries for up to $7 million.

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

L. Acquisitions

In February 2008, the Company acquired GlasCraft Inc. for approximately $35 million cash. GlasCraft had sales of approximately $18 million in 2007. It designs, manufactures and sells spray systems for the composites manufacturing industry and high performance dispense systems for the polyurethane foam and polyurea coatings industries. The products, brands, distribution channels and engineering capabilities of GlasCraft expand and complement the Company’s Industrial Equipment business. GlasCraft operations were moved from Indiana to Company facilities in Ohio, South Dakota and Minnesota in 2008.

In September 2008, the Company acquired certain assets of Lubrication Scientifics, Inc. (LubeSci) for approximately $5 million cash. LubeSci designed and manufactured automated lubrication equipment used in industrial markets and had sales of approximately $3 million in 2007. LubeSci operations were moved to Company facilities in Minnesota from California in 2008.

In October 2008, the Company acquired the Airlessco assets of Durotech Co. in Moorpark, California, for approximately $15 million cash. Airlessco is a line of spray-painting equipment that generated approximately $14 million of sales in 2007, and complements the Company’s Contractor Equipment business.

The purchase price of each acquisition was allocated based on estimated fair values as follows:

(In thousands)	GlasCraft	LubeSci	Airlessco
Accounts receivable and prepaid expenses	$ 2,200	$ —	$ 2,400
Inventories	3,700	500	3,000
Deferred income taxes	700	—	—
Property, plant and equipment	700	600	500
Identifiable intangible assets	18,200	900	5,500
Goodwill	17,700	2,500	4,800
Total purchase price	43,200	4,500	16,200
Current liabilities assumed	(1,000)	—	(800)
Deferred income taxes	(6,900)	—	—
Net assets acquired	$35,300	$4,500	$15,400

Identifiable intangible assets and estimated useful life were as follows:

GlasCraft	LubeSci	Airlessco

Product documentation (5 years)	$ 900	$ —	$ —
Customer relationships (5 – 6 years)	14,100	600	4,600
Proprietary technology (3 – 5 years)	500	300	—
Tradenames and trademarks (3 years)	—	—	800
Patents (3 years)	—	—	100
Total (6 years, weighted average)	15,500	900	5,500
Brand names (indefinite useful life)	2,700	—	—
Total identifiable intangible assets	$18,200	$900	$5,500

None of the GlasCraft goodwill or identifiable intangible assets is deductible for tax purposes. Goodwill and identifiable intangible assets from the acquisitions of LubeSci and Airlessco are deductible for tax purposes.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2008 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2008 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Company” in Part I of this 2008 Annual Report on Form 10-K and the information under the headings “Election of Directors-Nominees and Other Directors,” “Director Qualifications and Selection Process” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders, to be held on April 24, 2009 (the “Proxy Statement”), is incorporated herein by reference.

New York Stock Exchange Rule 303A.12

Our Company’s Annual CEO Certification as required by NYSE Rule 303A.12(a) was filed with the New York Stock Exchange on or about May 15, 2008. The certifications of the President and Chief Executive Officer and Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our Company’s disclosure in this 2008 Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 hereto.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Committees of the Board of Directors” of our Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Our Company has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. We have also issued Code of Ethics and Business Conduct (Code of Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Code of Ethics, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com. Copies of these documents are also available in print by written request directed to Secretary, Graco Inc., P.O. Box 1441, Minneapolis, MN 55440-1441.

Our Company intends to post on the Graco website any amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Related Person Transaction Approval Policy” and “Director Independence” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the headings “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)       The following documents are filed as part of this report:

(1) Financial Statements
See Part II

(2) Financial Statement Schedule	51
Schedule II - Valuation and Qualifying Accounts

All other schedules are ommitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Management Contract, Compensatory Plan or Arrangement (See Exhibit Index)	53
Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves[1]	Other add (deduct) [2]	Balance at end of year
Year ended December 26, 2008
Allowance for doubtful accounts	$2,500	$ —	$ 400	$ 100	$2,200
Allowance for returns and credits	4,000	12,000	11,600	—	4,400
	$6,500	$12,000	$12,000	$ 100	$6,600
Year ended December 28, 2007
Allowance for doubtful accounts	$2,600	$ 200	$ 400	$ 100	$2,500
Allowance for returns and credits	3,200	12,400	11,600	—	4,000
	$5,800	$12,600	$12,000	$ 100	$6,500
Year ended December 29, 2006
Allowance for doubtful accounts	$2,300	$ —	$ —	$ 300	$2,600
Allowance for returns and credits	3,600	10,400	10,900	100	3,200
	$5,900	$10,400	$10,900	$ 400	$5,800

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

Graco Inc.

/s/PATRICK J. MCHALE	February 16, 2009
Patrick J. McHale
   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/PATRICK J. MCHALE	February 16, 2009
Patrick J. McHale
   President and Chief Executive Officer
   (Principal Executive Officer)

/s/JAMES A. GRANER	February 16, 2009
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/CAROLINE M. CHAMGERS	February 16, 2009
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

/s/PATRICK J. MCHALE	February 16, 2009
Patrick J. McHale
   (For himself and as attorney-in-fact)

Exhibit Index

Exhibit

Number	Description
2.1

Stock Purchase Agreement By and Among PMC Global, Inc. Gusmer Machinery Group, Inc. and Graco Inc., dated as of February 4, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated February 10, 2005.)

2.2

Stock Purchase Agreement By and Among PMC Europe Investments, S.L. and Graco Inc. dated as of February 4, 2005. (Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K dated February 10, 2005.)

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

*10.1	Executive Officer Bonus Plan as amended and restated December 23, 2008.

*10.2	Executive Officer Annual Incentive Bonus Plan as amended and restated December 23, 2008.

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

*10.7

Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.8

Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008.

10.9	CEO Award Program. (Incorporated by reference to Exhibit 10.9 to the Company’s 2005 Annual Report on Form 10-K.)

*10.10

Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008.

*10.11

Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008.

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

*10.14

Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.)

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

*10.17

Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.18

Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to chief executive officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to chief executive officer in 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.19

Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to one executive officer, as amended by First Amendment, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated March 11, 1993.) As further amended by agreement, effective December 4, 2008.

*10.20

Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

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

*10.22

Election Form. Form of agreement used for the 2007 plan year for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement used for the 2008 plan year. (Incorporated by reference to Exhibit 10.22 to the Company’s 2007 Annual Report on Form 10-K.) Amended form of agreement used for 2009 plan year.

*10.23	Key Employee Agreement. Form of agreement used with chief executive officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24

Key Employee Agreement. Form of agreement used with executive officers reporting to the chief executive officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25

Key Employee Agreement. Form of agreement used with executive officer reporting to an executive officer other than the chief executive officer. (Incorporated by reference to Exhibit 10.26 to the Company’s 2007 Annual Report on Form 10-K.)

*10.26

Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) As enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K.)

11	Statement of Computation of Earnings per share included in Note I on page 43.

21	Subsidiaries of the Registrant included herein on page 56.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 57.

24	Power of Attorney included herein on page 58.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 59.

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) included herein on page 60.

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 61.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 62.

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

Exhibit 21

Subsidiaries of Graco Inc.

The following are subsidiaries of the Company as of December 26, 2008.

Subsidiary	Jurisdiction of Organization	Percentage of Voting Securities Owned by the Company
GlasCraft, Inc.	United States	100%[7]
Graco Australia Pty Ltd.	Australia	100%[3]
Graco California Inc.	United States	100%
Graco Canada Inc.	Canada	100%
Graco do Brasil Limitada	Brazil	100%[1]
Graco Fluid Equipment (Shanghai) Co., Ltd.	China (PRC)	100%
Graco Fluid Equipment (Suzhou) Co., Ltd.	China (PRC)	100%[6]
Graco GmbH	Germany	100%
Graco Hong Kong Ltd.	Hong Kong	100%
Graco Indiana Inc.	United States	100%
Graco K.K.	Japan	100%
Graco Korea Inc.	Korea	100%
Graco Ltd.	England	100%
Graco Minnesota Inc.	United States	100%
Graco N.V.	Belgium	100%[1]
Graco Ohio Inc.	United States	100%
Graco S.A.S.	France	100%
Gusmer Corporation	United States	100%
Gusmer Canada Ltd.	Canada	100%[4]
Gusmer Europe, S.L.	Spain	100%[4]
Gusmer Sudamerica S.A.	Argentina	100%[5]
Liquid Control Ltd.	England	100%[2]

[1]	Includes shares held by executive officer of the Company or the relevant subsidiary to satisfy the requirements of local law.
2	Shares 100% held by Graco Ohio Inc.
3	Shares 100% held by Graco Hong Kong Ltd.
4	Shares 100% held by Gusmer Corporation.
5	Shares held by Gusmer Corporation and by executive officer of the Company to satisfy the requirements of local law.
6	Shares 100% owned by Graco Minnesota Inc.
7	Shares 100% owned by Graco Indiana.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements No. 333-17691, No. 333-03459, No. 333-75307, No. 333-63128, No. 333-123813, No. 333-134162, and No. 333-140848 on Form S-8 of our reports dated February 16, 2009, relating to the financial statements and financial statement schedule of Graco Inc. and Subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Graco Inc. and Subsidiaries for the year ended December 26, 2008.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 16, 2009

Exhibit 24

Power of Attorney

Know all by these presents, that each person whose signature appears below hereby constitutes and appoints Patrick J. McHale or James A. Graner, that person’s true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for that person and in that person’s name, place and stead, in any and all capacities, to sign the Report on Form 10-K for the year ended December 26, 2008, of Graco Inc. (and any and all amendments thereto) and to file the same with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as that person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In witness whereof, the following persons have signed this Power of Attorney on the date indicated.

Date
/s/WILLIAM J. CARROLL	February 13, 2009
William J. Carroll

/s/JACK W. EUGSTER	February 13, 2009
Jack W. Eugster

/s/J. KEVIN GILLIGAN	February 13, 2009
J. Kevin Gilligan

/s/PATRICK J. MCHALE	February 13, 2009
Patrick J. McHale

/s/LEE R. MITAU	February 13, 2009
Lee R. Mitau

/s/MARTI MORFITT	February 13, 2009
Marti Morfitt

/s/MARK H. RAUENHORST	February 13, 2009
Mark H. Rauenhorst

/s/WILLIAM G. VAN DYKE	February 13, 2009
William G. Van Dyke

/s/R. WILLIAM VAN SANT	February 13, 2009
R. William Van Sant

Exhibit 31.1

Certification

I, Patrick J. McHale, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 16, 2009	/s/PATRICK J. MCHALE
Patrick J. McHale President and Chief Executive Officer

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 16, 2009	/s/JAMES A. GRANER
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

Date:	February 16, 2009	/s/PATRICK J. MCHALE
Patrick J. McHale President and Chief Executive Officer

Date:	February 16, 2009	/s/JAMES A. GRANER
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

—	the ability of our Company to successfully integrate acquisitions;

—	the ability of our Company to successfully divest or discontinue incompatible or unprofitable lines of business;

—	the ability to locate and access reasonably priced financing;

—

the ability of our Company to successfully maintain quality, customer service and inventory levels in light of the longer lead times created by the establishment of assembly operations in Suzhou, People’s Republic of China, and the expanding use of foreign sources for materials and components, especially in Asia;

—	the ability of our Company to successfully recruit, hire and retain employees with required or desired skills, training and education;

—

international trade factors, including changes in international trade policy, such as export controls, trade sanctions, increased tariff barriers and other restrictions; weaker protection of our Company’s proprietary technology in certain foreign countries; the burden of complying with foreign laws and standards; and potentially burdensome taxes;

—

the ability of our Company to: develop new products and technologies; maintain and enhance its market position relative to its competitors; maintain and enhance its distribution channels; identify and enter into new markets; realize productivity and product quality improvements; react expeditiously to fluctuations in demand by adjusting our cost structure; offset cost pressures from labor, materials and overhead with price increases; and control expenses;

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

—	cost pressure and lack of availability of key materials used in the manufacture of products;

—	worldwide competition from low-cost manufacturers, including those that copy our Company’s products;
—	security breaches, breakdown, interruption in or inadequate upgrading or maintenance of our Company’s information processing software, hardware or networks;

—	implementation of an enterprise resource planning software system throughout our Company;

—	changes in the markets in which our Company participates, including consolidation of competitors and major customers, price competition, and products demanded;

—	changes in accounting standards or in the application by our Company of critical accounting policies;

—	compliance with corporate governance requirements;

—	growth in either the severity or magnitude of the products liability claims against our Company; and

—	changes in the return on investments in the Company’s retirement plan.

•

The prospects and operating results of our Company’s Contractor Equipment segment may be affected by: variations in the level of residential, commercial and institutional building and remodeling activity; the loss of, or significant reduction in sales to large customers; the pricing power of large customers; the availability and cost of construction financing; changes in the environmental regulation of coatings; consolidation in the paint equipment manufacturing industry and paint manufacturing industry; changes in the technology of paint and coating applications; changes in the buying and channel preferences of the end user; the Company’s success in converting painters outside North America from brush and roller to spray equipment; changes in the business practices (including inventory management) of the major distributors of equipment; changes in construction materials and techniques; changes in the cost of labor in foreign markets; the regional market strength of certain competitors; the level of government spending on infrastructure development and road construction, maintenance and repair; and the nature and extent of highway safety regulation.

•

The prospects and operating results of our Company’s Industrial Equipment segment may be affected by: the capital equipment spending levels of customers; the availability and cost of financing; changes in the environmental regulation of coatings; changes in the technical and performance characteristics of materials, including powder coatings; changes in application technology; the ability of our Company to meet changing customer requirements; consolidation or other change in the channels of distribution; the pricing strategies of competitors; consolidation in the fluid handling equipment manufacturing industry; changes in the worldwide procurement practices of major manufacturers; changes in manufacturing processes; and consolidation in the manufacturing industry worldwide.

•

The prospects and operating results of our Company’s Lubrication Equipment segment may be affected by: consolidation in the oil production industry; the development of extended life lubricants for vehicles; the reduction in the need for changing vehicle lubricants; the successful development of vehicles that use power sources other than the internal combustion engine; consolidation of automotive dealerships; trends in spending by state and local governments; variations in the equipment spending levels of the major oil companies; and the ability to develop and profitably market innovative high-quality products and meet competitive challenges in our industrial lubrication business.