Form 10-Q
period 2009-03-27
GRACO INC
filed 2009-04-22
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 27, 2009

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

59,888,000 shares of the Registrant’s Common Stock, $1.00 par value were outstanding as of April 15, 2009.

GRACO INC. AND SUBSIDIARIES

INDEX

                                                                                                                                                            Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Earnings	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 6.	Exhibits	21

SIGNATURES

EXHIBITS

PART I

Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands except per share amounts)

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net Sales	$ 137,880	$ 204,120

Cost of products sold	73,552	92,267

Gross Profit	64,328	111,853

Product development	10,051	7,940
Selling, marketing and distribution	31,933	33,821
General and administrative	16,215	17,738

Operating Earnings	6,129	52,354

Interest expense	1,366	1,603
Other expense (income), net	595	(115)

Earnings Before Income Taxes	4,168	50,866

Income taxes	1,400	15,300

Net Earnings	$ 2,768	$ 35,566

Basic Net Earnings per Common Share	$ 0.05	$ 0.58

Diluted Net Earnings per Common Share	$ 0.05	$ 0.57

Cash Dividends Declared per Common Share	$ 0.19	$ 0.19

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 27,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 14,799	$ 12,119
Accounts receivable, less allowances of
$6,200 and $6,600	106,860	127,505
Inventories	85,577	91,604
Deferred income taxes	21,706	23,007
Other current assets	5,844	6,360
Total current assets	234,786	260,595

Property, Plant and Equipment
Cost	330,857	326,729
Accumulated depreciation	(181,070)	(176,975)
Property, plant and equipment, net	149,787	149,754

Goodwill	91,740	91,740
Other Intangible Assets, net	49,397	52,231
Deferred Income Taxes	19,337	18,919
Other Assets	6,262	6,611
Total Assets	$ 551,309	$ 579,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 16,532	$ 18,311
Trade accounts payable	14,732	18,834
Salaries, wages and commissions	12,550	17,179
Dividends payable	11,321	11,312
Other current liabilities	48,910	55,524
Total current liabilities	104,045	121,160

Long-term Debt	166,811	180,000
Retirement Benefits and Deferred Compensation	109,496	108,656
Uncertain Tax Positions	2,550	2,400

Shareholders' Equity
Common stock	59,884	59,516
Additional paid-in-capital	181,460	174,161
Retained earnings	(103)	8,445
Accumulated other comprehensive income (loss)	(72,834)	(74,488)
Total shareholders' equity	168,407	167,634
Total Liabilities and Shareholders' Equity	$ 551,309	$ 579,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Cash Flows From Operating Activities
Net Earnings	$ 2,768	$ 35,566
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	8,475	7,395
Deferred income taxes	(52)	(2,885)
Share-based compensation	2,417	2,553
Excess tax benefit related to share-based
payment arrangements	(200)	(1,723)
Change in
Accounts receivable	18,588	(5,296)
Inventories	5,525	(9,836)
Trade accounts payable	(4,044)	4,801
Salaries, wages and commissions	(4,444)	(6,808)
Retirement benefits and deferred compensation	3,602	(887)
Other accrued liabilities	(5,692)	9,204
Other	758	(228)
Net cash provided by operating activities	27,701	31,856

Cash Flows From Investing Activities
Property, plant and equipment additions	(5,732)	(5,130)
Proceeds from sale of property, plant and equipment	567	39
Capitalized software and other intangible asset additions	(46)	(222)
Acquisitions of businesses, net of cash acquired	-	(35,266)
Net cash used in investing activities	(5,211)	(40,579)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(995)	(818)
Borrowings on long-term line of credit	34,211	83,335
Payments on long-term line of credit	(47,401)	(11,800)
Excess tax benefit related to share-based
payment arrangements	200	1,723
Common stock issued	4,949	9,811
Common stock retired	-	(59,528)
Cash dividends paid	(11,308)	(11,376)
Net cash provided by (used in) financing activities	(20,344)	11,347

Effect of exchange rate changes on cash	534	(768)

Net increase (decrease) in cash and cash equivalents	2,680	1,856
Cash and cash equivalents
Beginning of year	12,119	4,922
End of period	$ 14,799	$ 6,778

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 27, 2009 and the related statements of earnings and cash flows for the thirteen weeks then ended have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 27, 2009, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net earnings available to common shareholders	$ 2,768	$ 35,566

Weighted average shares outstanding for basic
earnings per share	59,638	61,254

Dilutive effect of stock options computed using the
treasury stock method and the average market price	265	663

Weighted average shares outstanding for diluted
earnings per share	59,903	61,917

Basic earnings per share	$ 0.05	$ 0.58

Diluted earnings per share	$ 0.05	$ 0.57

Stock options to purchase 4,034,000 and 2,215,000 shares were not included in the 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 27, 2009 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 26, 2008	3,955	$ 30.77	2,186	$ 24.98
Granted	1,111	20.78
Exercised	(52)	6.98
Canceled	(45)	33.27
Outstanding, March 27, 2009	4,969	$ 28.76	2,494	$ 27.41

The aggregate intrinsic value of exercisable option shares was $3.4 million as of March 27, 2009, with a weighted average contractual term of 4.7 years. There were approximately 4.9 million share options vested and expected to vest as of March 27, 2009, with an aggregate intrinsic value of $3.4 million, a weighted average exercise price of $28.76 and a weighted average contractual term of 6.8 years.

Information related to options exercised in the first three months of 2009 and 2008 follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Cash received	$ 360	$ 3,329
Aggregate intrinsic value	679	4,134
Tax benefit realized	250	1,500

The Company recognized year-to-date share-based compensation of $2.4 million in 2009 and $2.6 million in 2008. As of March 27, 2009, there was $11.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Expected life in years	6.0	6.0
Interest rate	2.1%	3.1%
Volatility	29.9%	25.0%
Dividend yield	3.7%	2.1%
Weighted average fair value per share	$ 4.25	$ 8.32

Under the Company’s Employee Stock Purchase Plan, the Company issued 312,000 shares in 2009 and 216,000 shares in 2008. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Expected life in years	1.0	1.0
Interest rate	0.7%	1.5%
Volatility	51.5%	27.1%
Dividend yield	4.5%	2.1%
Weighted average fair value per share	$ 5.60	$ 8.14

4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Pension Benefits
Service cost	$ 1,279	$ 1,391
Interest cost	3,220	3,146
Expected return on assets	(2,700)	(4,850)
Amortization and other	2,414	152
Net periodic benefit cost (credit)	$ 4,213	$ (161)

Postretirement Medical
Service cost	$ 150	$ 125
Interest cost	350	375
Amortization	-	-
Net periodic benefit cost (credit)	$ 500	$ 500

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net earnings	$ 2,768	$ 35,566
Cumulative translation adjustment	234	(5)
Pension and postretirement
medical liability adjustment	2,329	124
Gain (loss) on interest rate hedge contracts	(73)	(2,775)
Income taxes	(836)	977
Comprehensive income	$ 4,422	$ 33,887

            Components of accumulated other comprehensive income (loss) were (in thousands):

	March 27,	December 26,
	2009	2008

Pension and postretirement medical liability adjustment	$ (68,855)	$ (70,322)
Gain (loss) on interest rate hedge contracts	(3,156)	(3,109)
Cumulative translation adjustment	(823)	(1,057)
Total	$ (72,834)	$ (74,488)

6.

The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 27, 2009 and March 28, 2008 were as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Net Sales
Industrial	$ 75,232	$ 114,251
Contractor	47,448	66,180
Lubrication	15,200	23,689
Consolidated	$ 137,880	$ 204,120

Operating Earnings
Industrial	$ 11,495	$ 37,898
Contractor	1,239	13,696
Lubrication	(1,436)	4,317
Unallocated corporate (expense)	(5,169)	(3,557)
Consolidated	$ 6,129	$ 52,354

7.	Major components of inventories were as follows (in thousands):

	March 27,	December 26,
	2009	2008

Finished products and components	$ 49,779	$ 50,703
Products and components in various
stages of completion	32,070	24,938
Raw materials and purchased components	39,130	51,348
	120,979	126,989
Reduction to LIFO cost	(35,402)	(35,385)
Total	$ 85,577	$ 91,604

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
March 27, 2009
Customer relationships	3 - 8	$ 41,075	$ (14,017)	$ (181)	$ 26,877
Patents, proprietary technology
and product documentation	3 - 15	22,737	(11,153)	(87)	11,497
Trademarks, trade names
and other	3 - 10	5,514	(4,290)	(11)	1,213

		69,326	(29,460)	(279)	39,587
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$ 79,136	$ (29,460)	$ (279)	$ 49,397

December 26, 2008
Customer relationships	3 - 8	$ 41,075	$ (12,470)	$ (181)	$ 28,424
Patents, proprietary technology
and product documentation	3 - 15	23,780	(11,290)	(87)	12,403
Trademarks, trade names
and other	3 - 10	5,514	(3,908)	(12)	1,594

		70,369	(27,668)	(280)	42,421
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$ 80,179	$ (27,668)	$ (280)	$ 52,231

Amortization of intangibles was $2.8 million in the first quarter of 2009. Estimated annual amortization expense is as follows: $10.7 million in 2009, $9.7 million in 2010, $8.6 million in 2011, $7.7 million in 2012, $4.1 million in 2013 and $1.6 million thereafter.

9.	Components of other current liabilities were (in thousands):

	March 27,	December 26,
	2009	2008

Accrued self-insured retentions	$ 7,967	$ 7,896
Accrued warranty and service liabilities	7,677	8,033
Accrued trade promotions	5,348	9,001
Payable for employee stock purchases	619	5,473
Income taxes payable	965	904
Other	26,334	24,217
Total	$ 48,910	$ 55,524

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen
	Weeks Ended	Year Ended
	March 27,	December 26,
	2009	2008

Balance, beginning of year	$ 8,033	$ 7,084
Charged to expense	1,078	6,793
Margin on parts sales reversed	902	3,698
Reductions for claims settled	(2,336)	(9,542)
Balance, end of period	$ 7,677	$ 8,033

10.

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $0.6 million in the first quarter of 2009.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were eight contracts outstanding as of March 27, 2009, with notional amounts totaling $15.6 million.  There were 26 contracts outstanding during all or part of the first quarter of 2009, with net gains of $0.4 million partially offsetting $0.6 million of exchange losses on net monetary positions, included in other expense (income), net. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows:

	Balance Sheet	March 27,	December 26,
	Classification	2009	2008
Gain (loss) on interest
rate hedge contracts	Other current liabilities	$ (5,009)	$ (4,936)
Gain (loss) on foreign
currency forward contracts
Gains		706	1,868
Losses		(555)	(670)
Net	Accounts receivable	151	1,198

11.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair market value measurements. SFAS No. 157 was effective for the Company starting in fiscal 2008 for financial assets and liabilities. With respect to non-financial assets and liabilities, the statement was effective for the Company starting in fiscal 2009. The adoption of this statement as it pertains to non-financial assets and liabilities had no significant impact on the consolidated financial statements.

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid materials. Management classifies the Company’s business into three reportable segments: Industrial, Contractor and Lubrication. Key strategies include development of new products, expansion of distribution and new market penetration.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	March 27,	March 28,	%
	2009	2008	Change

Net Sales	$ 137.9	$ 204.1	(32)%
Net Earnings	$ 2.8	$ 35.6	(92)%
Diluted Net Earnings per Common Share	$ 0.05	$ 0.57	(91)%

Operating results were severely affected by the depth of the recession and its impact on the markets served by the Company. Sales and orders decreased in all segments and regions. Currency translation had an unfavorable effect on sales ($6 million) and net earnings ($2 million). The Company recorded $4 million of cost related to an additional workforce reduction in March, as part of continued efforts to align operations with market and economic conditions.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Americas [1]	$ 80.2	$ 115.8
Europe [2]	35.8	59.5
Asia Pacific	21.9	28.8
Consolidated	$ 137.9	$ 204.1

[1] North and South America, including the U.S.
[2] Europe, Africa and Middle East

Consolidated sales decreased 32 percent (29 percent at consistent exchange rates). Sales decreased 31 percent in the Americas, 40 percent in Europe (32 percent at consistent exchange rates) and 24 percent in Asia Pacific.

Gross profit margin, expressed as a percentage of sales, was 46.7 percent, down from 54.8 percent last year, due to lower production volumes (approximately 4 percentage points), unfavorable currency translation rates (approximately 2 percentage points), workforce reduction costs (approximately 1½ percentage points) and increased pension cost (approximately 1 percentage point).

Total operating expenses were slightly lower than last year. Product development expense increased by $2 million as continued investment in new and improved products is a key component of the Company’s strategy for future growth. Offsetting this increase was a decrease of $2 million from translation effects. Increases in pension expense ($3 million) and severance expense related to the additional workforce reduction in 2009 ($1 million) were offset by the effects of the work force reduction in the fourth quarter of 2008, lower incentive and bonus provisions and other spending reductions.

The effective tax rate of 34 percent for the first quarter was higher than last year’s first quarter rate of 30 percent due to the settlement of the examination of the Company’s income tax returns in the first quarter of 2008.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net sales (in millions)
Americas	$ 35.8	$ 53.4
Europe	23.8	39.7
Asia Pacific	15.6	21.2
Total	$ 75.2	$ 114.3

Operating earnings as a percentage of net sales	15%	33%

Industrial segment sales decreased 33 percent in the Americas, 40 percent in Europe (32 percent at consistent translation rates) and 27 percent in Asia Pacific.

The impacts of low factory volume, workforce reduction costs, currency translation and increased product development spending contributed to the decrease in operating earnings as a percentage of sales.

Contractor
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net sales (in millions)
Americas	$ 31.7	$ 42.4
Europe	10.9	18.0
Asia Pacific	4.8	5.8
Total	$ 47.4	$ 66.2

Operating earnings as a percentage of net sales	3%	21%

Contractor segment sales decreased 25 percent in the Americas, 40 percent in Europe (31 percent at consistent translation rates) and 17 percent in Asia Pacific.

The impacts of low factory volume, channel sales mix, workforce reduction costs, currency translation and increased product development spending contributed to the decrease in operating earnings as a percentage of sales. This segment continued to incur expenses related to the rollout of entry-level paint sprayers to additional paint and home center stores in 2009.

Lubrication
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net sales (in millions)
Americas	$ 12.6	$ 20.1
Europe	1.1	1.9
Asia Pacific	1.5	1.7
Total	$ 15.2	$ 23.7

Operating earnings as a percentage of net sales	(9)%	18%

Lubrication segment sales decreased 37 percent in the Americas, 43 percent in Europe (39 percent at consistent translation rates) and 15 percent in Asia Pacific.

The impacts of low factory volume, product sales mix, workforce reduction costs, increased product development spending and costs related to discontinued products contributed to the decrease in operating earnings as a percentage of sales.

Liquidity and Capital Resources

In the first quarter of 2009, the Company used cash to reduce the borrowings under its long-term line of credit by $13 million and paid dividends of $11 million. Significant uses of cash and borrowings in the first quarter of 2008 included $60 million for purchases and retirement of Company common stock, $35 million for a business acquisition and $11 million for payment of dividends.

Since the end of 2008, inventories have been reduced by $6 million. Accounts receivable decreased by $21 million from continuing collections and lower sales levels.

At March 27, 2009, the Company had various lines of credit totaling $279 million, of which $98 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2009.

Outlook

Management expects that global economic conditions will continue to present a challenging operating environment in the near term. Workforce reductions initiated in 2008 and the further reduction announced in March of 2009 were made to align operations with market conditions and are expected to yield $18 million in annualized savings. To the extent permitted by working capital resources, management intends to protect its human capital and continue making targeted investments in strategic operating and growth initiatives, including new product development, improving manufacturing efficiencies, expanding distribution and entering new markets.

Working capital management will continue to be a high priority for the remainder of 2009. The Company plans to reduce inventory by an additional $25 million. Additional focus will be on collection of receivables over their normal cycle. Given the uncertainty in world economies and the possibility of continued weakness in markets served, the Company is considering cost-effective alternative liquidity options.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2008 for a more comprehensive discussion of these and other risk factors.

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
There have been no material changes related to market risk from the disclosures made in the Company’s 2008 Annual Report on Form 10-K.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

No shares were purchased in the first quarter of 2009. As of March 27, 2009, there were 3,068,234 shares that may yet be purchased under the Board authorization.

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

GRACO INC.

Date:	By:
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	By:
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	By:
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)