Form 10-Q
period 2009-06-26
GRACO INC
filed 2009-07-22
CIK 42888

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

For the quarterly period ended June 26, 2009

Commission File Number:  001-09249

GRACO INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0285640
(State of incorporation)	(I.R.S. Employer Identification Number)

88 - 11th Avenue N.E. Minneapolis, Minnesota	55413
(Address of principal executive offices)	(Zip Code)

(612) 623-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months

(or such shorter period that the registrant was required to submit and post such files).

Yes	No

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

59,924,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 16, 2009.

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

SIGNATURES

EXHIBITS

                                                                               PART I

Item 1.

                                                            GRACO INC. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         (Unaudited)

                                                   (In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net Sales	$ 147,712	$ 239,230	$ 285,592	$ 443,350

Cost of products sold	74,704	110,467	148,256	202,734

Gross Profit	73,008	128,763	137,336	240,616

Product development	9,781	9,039	19,832	16,979
Selling, marketing and distribution	28,292	35,842	60,225	69,663
General and administrative	16,489	16,819	32,704	34,557

Operating Earnings	18,446	67,063	24,575	119,417

Interest expense	1,221	1,906	2,587	3,509
Other expense (income), net	91	98	686	(17)

Earnings Before Income Taxes	17,134	65,059	21,302	115,925

Income taxes	5,500	22,600	6,900	37,900

Net Earnings	$ 11,634	$ 42,459	$ 14,402	$ 78,025

Basic Net Earnings
per Common Share	$ 0.19	$ 0.70	$ 0.24	$ 1.28

Diluted Net Earnings
per Common Share	$ 0.19	$ 0.69	$ 0.24	$ 1.27

Cash Dividends Declared
per Common Share	$ 0.19	$ 0.19	$ 0.38	$ 0.37

                                                        See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 26,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 13,909	$ 12,119
Accounts receivable, less allowances of
$6,600 and $6,600	112,370	127,505
Inventories	68,536	91,604
Deferred income taxes	20,942	23,007
Other current assets	5,046	6,360
Total current assets	220,803	260,595

Property, Plant and Equipment
Cost	333,778	326,729
Accumulated depreciation	(186,184)	(176,975)
Property, plant and equipment, net	147,594	149,754

Goodwill	91,740	91,740
Other Intangible Assets, net	46,406	52,231
Deferred Income Taxes	19,780	18,919
Other Assets	8,196	6,611
Total Assets	$ 534,519	$ 579,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$ 14,664	$ 18,311
Trade accounts payable	15,452	18,834
Salaries, wages and commissions	11,148	17,179
Dividends payable	11,386	11,312
Other current liabilities	50,685	55,524
Total current liabilities	103,335	121,160

Long-term Debt	143,915	180,000
Retirement Benefits and Deferred Compensation	111,125	108,656
Uncertain Tax Positions	2,700	2,400

Shareholders' Equity
Common stock	59,910	59,516
Additional paid-in-capital	184,642	174,161
Retained earnings	(30)	8,445
Accumulated other comprehensive income (loss)	(71,078)	(74,488)
Total shareholders' equity	173,444	167,634
Total Liabilities and Shareholders' Equity	$ 534,519	$ 579,850

                                                See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Cash Flows From Operating Activities
Net Earnings	$ 14,402	$ 78,025
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	16,953	15,737
Deferred income taxes	(696)	(4,243)
Share-based compensation	5,209	5,081
Excess tax benefit related to share-based
payment arrangements	(300)	(2,923)
Change in
Accounts receivable	15,370	(22,217)
Inventories	22,691	(13,060)
Trade accounts payable	(3,218)	3,580
Salaries, wages and commissions	(6,015)	(3,647)
Retirement benefits and deferred compensation	7,215	(1,018)
Other accrued liabilities	(2,135)	(607)
Other	16	315
Net cash provided by operating activities	69,492	55,023

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,129)	(12,944)
Proceeds from sale of property, plant and equipment	495	1,517
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(200)	(726)
Acquisitions of businesses, net of cash acquired	-	(35,266)
Net cash used in investing activities	(10,333)	(48,918)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(3,621)	(660)
Borrowings on long-term line of credit	68,126	162,235
Payments on long-term line of credit	(104,211)	(80,395)
Excess tax benefit related to share-based
payment arrangements	300	2,923
Common stock issued	5,289	13,176
Common stock retired	(141)	(80,130)
Cash dividends paid	(22,686)	(22,582)
Net cash provided by (used in) financing activities	(56,944)	(5,433)

Effect of exchange rate changes on cash	(425)	(705)

Net increase (decrease) in cash and cash equivalents	1,790	(33)
Cash and cash equivalents
Beginning of year	12,119	4,922
End of period	$ 13,909	$ 4,889

                                                 See notes to consolidated financial statements.

                                                                 GRACO INC. AND SUBSIDIARIES

                                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   (Unaudited)

1.

The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 26, 2009 and the related statements of earnings for the thirteen and twenty-six weeks ended June 26, 2009 and June 27, 2008, and cash flows for the twenty-six weeks ended June 26, 2009 and June 27, 2008 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 26, 2009, and the results of operations and cash flows for all periods presented.

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

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net earnings available to
common shareholders	$ 11,634	$ 42,459	$ 14,402	$ 78,025

Weighted average shares
outstanding for basic
earnings per share	59,903	60,540	59,770	60,897

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	280	682	273	672

Weighted average shares
outstanding for diluted
earnings per share	60,183	61,222	60,043	61,569

Basic earnings per share	$ 0.19	$ 0.70	$ 0.24	$ 1.28

Diluted earnings per share	$ 0.19	$ 0.69	$ 0.24	$ 1.27

Stock options to purchase 3,920,000 and 1,889,000 shares were not included in the 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 26, 2009 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 26, 2008	3,955	$ 30.77	2,186	$ 24.98
Granted	1,180	20.74
Exercised	(80)	7.82
Canceled	(69)	33.62
Outstanding, June 26, 2009	4,986	$ 28.73	2,525	$ 27.92

The aggregate intrinsic value of exercisable option shares was $6.5 million as of June 26, 2009, with a weighted average contractual term of 4.5 years. There were approximately 4.9 million share options vested and expected to vest as of June 26, 2009, with an aggregate intrinsic value of $7.4 million, a weighted average exercise price of

$28.73 and a weighted average contractual term of 6.7 years.

Information related to options exercised in the first six months of 2009 and 2008 follows (in thousands):

	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Cash received	$ 622	$ 6,605
Aggregate intrinsic value	1,015	8,359
Tax benefit realized	400	3,000

            The Company recognized year-to-date share-based compensation of $5.2 million in 2009 and $5.1 million in 2008.

As of June 26, 2009, there was $9.7 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Expected life in years	6.0	6.0
Interest rate	2.1%	3.2%
Volatility	30.1%	25.0%
Dividend yield	3.7%	2.1%
Weighted average fair value per share	$ 4.27	$ 8.43

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

Black-Scholes option-pricing model with the following assumptions and results:

	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Expected life in years	1.0	1.0
Interest rate	0.7%	1.5%
Volatility	51.5%	27.1%
Dividend yield	4.5%	2.1%
Weighted average fair value per share	$ 5.60	$ 8.14

4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Pension Benefits
Service cost	$1,141	$1,412	$2,420	$2,803
Interest cost	3,115	3,144	6,335	6,290
Expected return on assets	(2,850)	(4,850)	(5,550)	(9,700)
Amortization and other	2,313	144	4,727	296
Net periodic benefit cost (credit)	$3,719	$(150)	$7,932	$(311)

Postretirement Medical
Service cost	$100	$125	$250	$250
Interest cost	300	375	650	750
Amortization	-	-	-	-
Net periodic benefit cost	$400	$500	$900	$1,000

The Company paid $1.5 million in June 2009 and $1.5 million in June 2008 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $4.1 million and $2.7 million is included in other assets in the consolidated balance sheet as of June 26, 2009 and December 28, 2008, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net earnings	$ 11,634	$ 42,459	$ 14,402	$ 78,025
Cumulative translation
adjustment	-	(26)	234	(31)
Pension and postretirement
medical liability adjustment	2,422	65	4,751	189
Gain (loss) on interest
rate hedge contracts	364	2,352	291	(423)

Income taxes	(1,030)	(893)	(1,866)	84

Comprehensive income	$ 13,390	$ 43,957	$ 17,812	$ 77,844

            Components of accumulated other comprehensive income (loss) were (in thousands):

	June 26,	December 26,
	2009	2008

Pension and postretirement medical liability adjustment	$ (67,329)	$ (70,322)
Gain (loss) on interest rate hedge contracts	(2,926)	(3,109)
Cumulative translation adjustment	(823)	(1,057)
Total	$ (71,078)	$ (74,488)

6.

The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company

does not track assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 26, 2009 and June 27, 2008 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net Sales
Industrial	$ 73,334	$ 133,092	$ 148,566	$ 247,343
Contractor	60,386	82,061	107,834	148,241
Lubrication	13,992	24,077	29,192	47,766
Consolidated	$ 147,712	$ 239,230	$ 285,592	$ 443,350

Operating Earnings
Industrial	$ 13,435	$ 44,075	$ 24,930	$ 81,973
Contractor	12,043	20,741	13,282	34,437
Lubrication	(1,745)	4,607	(3,181)	8,924
Unallocated corporate (expense)	(5,287)	(2,360)	(10,456)	(5,917)
Consolidated	$ 18,446	$ 67,063	$ 24,575	$ 119,417

7.	Major components of inventories were as follows (in thousands):

	June 26,	December 26,
	2009	2008

Finished products and components	$ 42,981	$ 50,703
Products and components in various
stages of completion	26,305	24,938
Raw materials and purchased components	33,917	51,348
	103,203	126,989
Reduction to LIFO cost	(34,667)	(35,385)
Total	$ 68,536	$ 91,604

8.	Information related to other intangible assets follows (dollars in thousands):

Estimated			Foreign
Life	Original	Accumulated	Currency	Book
(years)	Cost	Amortization	Translation	Value
June 26, 2009
Customer relationships	3 - 8	$ 41,075	$ (15,562)	$ (181)	$ 25,332
Patents, proprietary technology
and product documentation	3 - 15	22,737	(12,026)	(87)	10,624
Trademarks, trade names
and other	3 - 10	4,304	(1,384)	-	2,920

		68,116	(28,972)	(268)	38,876
Not Subject to Amortization:
Brand names		7,530	-	-	7,530

Total		$ 75,646	$ (28,972)	$ (268)	$ 46,406

December 26, 2008
Customer relationships	3 - 8	$ 41,075	$ (12,470)	$ (181)	$ 28,424
Patents, proprietary technology
and product documentation	3 - 15	23,780	(11,290)	(87)	12,403
Trademarks, trade names
and other	3 - 10	5,514	(3,908)	(12)	1,594

		70,369	(27,668)	(280)	42,421
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$ 80,179	$ (27,668)	$ (280)	$ 52,231

In the second quarter of 2009, the useful life of certain brand names was determined to be no longer indefinite. The original cost of such brand names, totaling $2.3 million, is being amortized over a three-year period beginning April 1, 2009. Amortization of intangibles was $3.0 million in the second quarter of 2009 and $5.8 million year-to-date. Estimated annual amortization expense is as follows: $11.2 million in 2009, $10.5 million in 2010, $9.4 million in 2011, $7.9 million in 2012, $4.1 million in 2013 and $1.6 million thereafter.

9.	Components of other current liabilities were (in thousands):

	June 26,	December 26,
	2009	2008

Accrued self-insurance retentions	$ 7,978	$ 7,896
Accrued warranty and service liabilities	7,613	8,033
Accrued trade promotions	4,235	9,001
Payable for employee stock purchases	2,207	5,473
Income taxes payable	4,555	904
Other	24,097	24,217
Total	$ 50,685	$ 55,524

A liability is established for estimated future warranty and service claims that relate to current and prior period sales.  The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.  Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six
	Weeks Ended	Year Ended
	June 26,	December 26,
	2009	2008

Balance, beginning of year	$ 8,033	$ 7,084
Charged to expense	2,416	6,793
Margin on parts sales reversed	1,477	3,698
Reductions for claims settled	(4,313)	(9,542)
Balance, end of period	$ 7,613	$ 8,033

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $1.3 million in the first half of 2009.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies.

The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were seven contracts outstanding as of June 26, 2009, with notional amounts totaling $13 million. There were 33 contracts outstanding during all or part of the first half of 2009, with net losses of $0.4 million included in other expense (income), net. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	June 26,	December 26,
	Classification	2009	2008
Gain (loss) on interest
rate hedge contracts	Other current liabilities	$ (4,645)	$ (4,936)
Gain (loss) on foreign
currency forward contracts
Gains		$ 352	$ 1,868
Losses		(428)	(670)
Net	Accounts receivable		$ 1,198
	Other current liabilites	$ (76)

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

12.	The Company has evaluated subsequent events through the time the financial statements were approved for issuance on July 22, 2009.

Item 2.	GRACO INC. AND SUBSIDIARIES

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26,	June 27,	%	June 26,	June 27,	%
	2009	2008	Change	2009	2008	Change

Net Sales	$ 147.7	$ 239.2	(38)%	$ 285.6	$ 443.4	(36)%
Net Earnings	$ 11.6	$ 42.5	(73)%	$ 14.4	$ 78.0	(82)%
Diluted Net Earnings
per Common Share	$ 0.19	$ 0.69	(72)%	$ 0.24	$ 1.27	(81)%

Weak economic conditions worldwide continued to affect the Company’s operating results. Sales and orders decreased in all segments and regions. Currency translation had an unfavorable effect on sales ($5 million for the quarter and $11 million year-to-date) and net earnings ($2 million for the quarter and $4 million year-to-date). Year-to-date, the Company has recorded

$5 million of cost related to workforce reductions, mostly in the first quarter. The resulting decrease in cost structure contributed to an improvement in second quarter net earnings compared to the first quarter.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Americas [1]	$ 88.3	$ 131.9	$ 168.5	$ 247.8
Europe [2]	34.6	72.0	70.4	131.6
Asia Pacific	24.8	35.3	46.7	64.0
Consolidated	$ 147.7	$ 239.2	$ 285.6	$ 443.4

[1] North and South America, including the U.S.
[2] Europe, Africa and Middle East

Sales for the quarter are down 33 percent in the Americas, 52 percent in Europe (46 percent at consistent translation rates) and 29 percent in Asia Pacific. Year-to-date sales are down 32 percent in the Americas,

47 percent in Europe (40 percent at consistent translation rates) and 27 percent in Asia Pacific. Consolidated sales are down 38 percent for the quarter (36 percent at consistent translation rates) and 36 percent year-to-date (33 percent at consistent translation rates).

Gross profit margin, expressed as a percentage of sales, was 49.4 percent for the quarter and 48.1 percent year-to-date, down from 53.8 percent and 54.3 percent, respectively, for the comparable periods last year.

Decreases in both the quarter and year-to-date are due to lower production volumes (approximately 4 percentage points), unfavorable currency translation rates (approximately 1½ percentage points) and increased pension cost (approximately 1 percentage point). Decreases were offset somewhat by favorable material costs (approximately 1 percentage point). Workforce reduction costs in the first quarter affected the year-to-date margin rate by approximately 1 percentage point.

Total operating expenses for the quarter and year-to-date are down 12 percent and 7 percent, respectively.

Decreases from translation effects ($2 million for the quarter, $4 million year-to-date), lower incentive and bonus provisions and spending reductions are partially offset by higher product development and pension expenses. Increases in product development expense reflect the Company’s commitment to continued

development of new and improved products as a key component of its strategy for future growth.

Year-to-date operating expenses include approximately $2 million related to workforce reductions made primarily in the first quarter.

The effective income tax rate was 32.1 percent for the quarter compared to 34.7 percent for the second quarter of 2008. The rate was higher in 2008 because the R&D tax credit was not renewed until the fourth quarter and no credit was included in the second quarter provision.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$ 35.5	$ 61.6	$ 71.3	$ 114.9
Europe	19.8	46.1	43.7	85.8
Asia Pacific	18.0	25.4	33.6	46.6
Total	$ 73.3	$ 133.1	$ 148.6	$ 247.3

Operating earnings as a
percentage of net sales	18%	33%	17%	33%

For the quarter, Industrial segment sales decreased 42 percent in the Americas, 57 percent in Europe

(52 percent at consistent translation rates) and 29 percent in Asia Pacific. Year-to-date sales decreased

38 percent in the Americas, 49 percent in Europe (43 percent at consistent translation rates) and 28 percent in Asia Pacific.

In the second quarter, the impacts of low volume and currency translation on operating earnings were partially offset by the impacts of lower selling-related expenses and spending reductions initiated in prior quarters. Low volume, workforce reduction costs, currency translation and increased product development expense affected year-to-date operating earnings as a percentage of sales.

Contractor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$ 41.0	$ 51.4	$ 72.8	$ 93.7
Europe	14.0	24.0	24.8	42.0
Asia Pacific	5.4	6.7	10.2	12.5
Total	$ 60.4	$ 82.1	$ 107.8	$ 148.2

Operating earnings as a
percentage of net sales	20%	25%	12%	23%

For the quarter, Contractor segment sales decreased 20 percent in the Americas, 42 percent in Europe

(35 percent at consistent translation rates) and 18 percent in Asia Pacific.  Year-to-date sales decreased

22 percent in the Americas, 41 percent in Europe (33 percent at consistent translation rates) and

18 percent in Asia Pacific.

In the second quarter, the impacts of low volume and currency translation on operating earnings were partially offset by the impacts of lower selling-related expenses and spending reductions initiated in prior quarters.

Low volume, workforce reduction costs, currency translation and increased product development expense affected year-to-date operating earnings as a percentage of sales. Contractor operating results were also affected by sales,

costs and expenses related to the rollout of entry-level paint sprayers to additional paint and home center stores in both 2009 and 2008.

Lubrication
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$ 11.8	$ 19.0	$ 24.4	$ 39.1
Europe	0.8	1.9	1.9	3.8
Asia Pacific	1.4	3.2	2.9	4.9
Total	$ 14.0	$ 24.1	$ 29.2	$ 47.8

Operating earnings as a
percentage of net sales	(12)%	19%	(11)%	19%

For the quarter, Lubrication segment sales decreased 38 percent in the Americas, 58 percent in Europe
(54 percent at consistent translation rates) and 56 percent in Asia Pacific. Year-to-date sales decreased
37 percent in the Americas, 50 percent in Europe (46 percent at consistent translation rates) and
41 percent in Asia Pacific.

In the second quarter, the impact of low volume on operating earnings were partially offset by the impacts of lower selling-related expenses and spending reductions initiated in prior quarters. Low volume, workforce reduction costs and increased product development expense affected year-to-date operating earnings as a percentage of sales. Mix of products sold and costs related to discontinued products contributed to lower margin rates in the Lubrication segment.

Liquidity and Capital Resources

In the first half of 2009, the Company used cash to reduce the borrowings under its long-term line of credit by $36 million and paid dividends of $23 million. Significant uses of cash and borrowings in the first half of 2008 included $80 million for purchases and retirement of Company common stock,

$35 million for a business acquisition and $23 million for payment of dividends.

Since the end of 2008, inventories have been reduced by $23 million. Accounts receivable decreased by

$15 million from continuing collections and lower sales levels.

At June 26, 2009, the Company had various lines of credit totaling $281 million, of which $123 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2009.

Outlook

Management expects that global economic conditions will continue to present a challenging operating environment for at least the rest of the year. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives, including new product development, improving manufacturing efficiencies, expanding distribution and entering new markets.

Working capital management will continue to be a high priority for the remainder of 2009. The Company plans to further reduce inventory and continue its focus on collection of receivables over their normal cycle.

Given the uncertainty in world economies and the possibility of continued weakness in markets served, management has contingency plans to appropriately respond to conditions as they develop.

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

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Mar 28, 2009 – Apr 24, 2009	-	$ -	-	3,068,234

Apr 25, 2009 – May 22, 2009	6,290	$ 22.57	-	3,068,234

May 23, 2009 – Jun 26, 2009	-	$ -	-	3,068,234

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 24, 2009, three directors were elected to the

Board of Directors with the following votes:

For	Withheld

William J. Carroll	51,744,263	1,246,050
Jack W. Eugster	51,737,026	1,253,287
R. William Van Sant	51,760,317	1,229,997

At the same meeting, the appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting

Firm was ratified, with the following votes:

For	Against	Abstentions
52,101,637	842,984	45,691

Item 6.	Exhibits

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

	32	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

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