Form 10-Q
period 2009-10-19
GRACO INC
filed 2009-10-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 25, 2009

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

59,972,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 15, 2009.

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

SIGNATURES

EXHIBITS

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Net Sales	$147,308	$207,231	$432,900	$650,581

Cost of products sold	69,167	97,071	217,423	299,805

Gross Profit	78,141	110,160	215,477	350,776

Product development	8,752	9,626	28,584	26,605
Selling, marketing and distribution	26,589	32,420	86,814	102,083
General and administrative	16,613	15,585	49,317	50,142

Operating Earnings	26,187	52,529	50,762	171,946

Interest expense	1,148	1,934	3,735	5,443
Other expense, net	203	623	889	606

Earnings Before Income Taxes	24,836	49,972	46,138	165,897

Income taxes	7,500	17,200	14,400	55,100

Net Earnings	$17,336	$32,772	$31,738	$110,797

Basic Net Earnings
per Common Share	$0.29	$0.55	$0.53	$1.83

Diluted Net Earnings
per Common Share	$0.29	$0.54	$0.53	$1.81

Cash Dividends Declared
per Common Share	$0.19	$0.19	$0.57	$0.55

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sep 25,	Dec 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$5,064	$12,119
Accounts receivable, less allowances of
$6,400 and $6,600	106,890	127,505
Inventories	60,581	91,604
Deferred income taxes	19,982	23,007
Other current assets	4,532	6,360
Total current assets	197,049	260,595

Property, Plant and Equipment
Cost	333,792	326,729
Accumulated depreciation	(191,167)	(176,975)
Property, plant and equipment, net	142,625	149,754

Goodwill	91,740	91,740
Other Intangible Assets, net	43,010	52,231
Deferred Income Taxes	14,425	18,919
Other Assets	8,223	6,611
Total Assets	$497,072	$579,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$13,866	$18,311
Trade accounts payable	16,663	18,834
Salaries, wages and commissions	13,477	17,179
Dividends payable	11,398	11,312
Other current liabilities	50,070	55,524
Total current liabilities	105,474	121,160

Long-term Debt	107,364	180,000
Retirement Benefits and Deferred Compensation	97,077	108,656
Uncertain Tax Positions	2,800	2,400

Shareholders' Equity
Common stock	59,965	59,516
Additional paid-in-capital	187,846	174,161
Retained earnings	5,900	8,445
Accumulated other comprehensive income (loss)	(69,354)	(74,488)
Total shareholders' equity	184,357	167,634
Total Liabilities and Shareholders' Equity	$497,072	$579,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Thirty-nine Weeks Ended
	Sep 25,	Sep 26,
	2009	2008
Cash Flows From Operating Activities
Net Earnings	$31,738	$110,797
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation, amortization and impairment	26,200	23,310
Deferred income taxes	4,671	(3,850)
Share-based compensation	7,441	7,072
Excess tax benefit related to share-based
payment arrangements	(300)	(2,923)
Change in
Accounts receivable	22,434	(4,989)
Inventories	30,745	(16,466)
Trade accounts payable	(2,050)	(775)
Salaries, wages and commissions	(3,853)	(1,236)
Retirement benefits and deferred compensation	(4,741)	(2,141)
Other accrued liabilities	(2,437)	788
Other	313	1,114
Net cash provided by operating activities	110,161	110,701

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,375)	(20,778)
Proceeds from sale of property, plant and equipment	615	1,633
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(501)	(1,130)
Acquisitions of businesses, net of cash acquired	-	(39,780)
Net cash used in investing activities	(10,760)	(61,554)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(4,700)	(2,779)
Borrowings on long-term line of credit	75,491	188,869
Payments on long-term line of credit	(148,127)	(104,074)
Excess tax benefit related to share-based
payment arrangements	300	2,923
Common stock issued	6,119	13,528
Common stock retired	(157)	(114,341)
Cash dividends paid	(34,069)	(33,693)
Net cash provided by (used in) financing activities	(105,143)	(49,567)

Effect of exchange rate changes on cash	(1,313)	748

Net increase (decrease) in cash and cash equivalents	(7,055)	328
Cash and cash equivalents
Beginning of year	12,119	4,922
End of period	$5,064	$5,250

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 25, 2009 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 25, 2009 and September 26, 2008, and cash flows for the thirty-nine weeks ended September 25, 2009 and September 26, 2008 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 25, 2009, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Net earnings available to
common shareholders	$17,336	$32,772	$31,738	$110,797

Weighted average shares
outstanding for basic
earnings per share	59,940	59,769	59,827	60,521

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	374	596	306	647

Weighted average shares
outstanding for diluted
earnings per share	60,314	60,365	60,133	61,168

Basic earnings per share	$0.29	$0.55	$0.53	$1.83

Diluted earnings per share	$0.29	$0.54	$0.53	$1.81

Stock options to purchase 2,834,000 and 2,114,000 shares were not included in the 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 25, 2009 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 26, 2008	3,955	$30.77	2,186	$24.98
Granted	1,180	20.74
Exercised	(131)	10.41
Canceled	(127)	31.69
Outstanding, September 25, 2009	4,877	$28.87	2,465	$28.16

The aggregate intrinsic value of exercisable option shares was $12.2 million as of September 25, 2009, with a weighted average contractual term of 4.4 years.  There were approximately 4.8 million share options vested and expected to vest as of September 25, 2009, with an aggregate intrinsic value of $20.9 million, a weighted average exercise price of $28.87 and a weighted average contractual term of 6.5 years.

Information related to options exercised in the first nine months of 2009 and 2008 follows (in thousands):

	Thirty-nine Weeks Ended
	Sep 25,	Sep 26,
	2009	2008
Cash received	$1,363	$6,864
Aggregate intrinsic value	1,595	8,645
Tax benefit realized	600	3,100

The Company recognized year-to-date share-based compensation of $7.7 million in 2009 and $7.1 million in 2008.  As of September 25, 2009, there was $8.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 25,	Sep 26,
	2009	2008
Expected life in years	6.0	6.0
Interest rate	2.1%	3.2%
Volatility	30.1%	25.0%
Dividend yield	3.7%	2.1%
Weighted average fair value per share	$4.27	$8.43

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

	Thirty-nine Weeks Ended
	Sep 25,	Sep 26,
	2009	2008
Expected life in years	1.0	1.0
Interest rate	0.7%	1.5%
Volatility	51.5%	27.1%
Dividend yield	4.5%	2.1%
Weighted average fair value per share	$5.60	$8.14

4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008
Pension Benefits
Service cost	$1,078	$920	$3,498	$3,724
Interest cost	2,926	2,896	9,261	9,186
Expected return on assets	(2,593)	(4,536)	(8,143)	(14,236)
Amortization and other	2,034	233	6,761	528
Net periodic benefit cost (credit)	$3,445	$(487)	$11,377	$(798)

Postretirement Medical
Service cost	$174	$168	$424	$418
Interest cost	335	286	985	1,036
Amortization	(45)	(13)	(45)	(13)
Net periodic benefit cost (credit)	$464	$441	$1,364	$1,441

In the third quarter of 2009, the Company made a voluntary $15 million tax-deductible contribution to its funded defined benefit pension plan.

The Company paid $1.5 million in June 2009 and $1.5 million in June 2008 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans.  These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements.  The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency.  Cash surrender value of $4.3 million and $2.7 million is included in other assets in the consolidated balance sheet as of September 25, 2009 and December 28, 2008, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Net earnings	$17,336	$32,772	$31,738	$110,797
Cumulative translation
adjustment	-	(346)	234	(377)
Pension and postretirement
medical liability adjustment	2,432	164	7,183	353
Gain (loss) on interest
rate hedge contracts	303	(211)	594	(634)

Income taxes	(1,011)	23	(2,877)	107

Comprehensive income	$19,060	$32,402	$36,872	$110,246

Components of accumulated other comprehensive income (loss) were (in thousands):

	Sep 25,	Dec 26,
	2009	2008

Pension and postretirement medical liability adjustment	$(65,796)	$(70,322)
Gain (loss) on interest rate hedge contracts	(2,735)	(3,109)
Cumulative translation adjustment	(823)	(1,057)
Total	$(69,354)	$(74,488)

6.
The Company has three reportable segments:  Industrial, Contractor and Lubrication.  The Company does not track assets by segment.  Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 25, 2009 and September 26, 2008 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008
Net Sales
Industrial	$78,242	$117,685	$226,808	$365,028
Contractor	55,379	67,751	163,213	215,992
Lubrication	13,687	21,795	42,879	69,561
Consolidated	$147,308	$207,231	$432,900	$650,581

Operating Earnings
Industrial	$20,332	$35,874	$45,262	$117,847
Contractor	11,138	15,226	24,420	49,663
Lubrication	(167)	3,409	(3,348)	12,333
Unallocated corporate (expense)	(5,116)	(1,980)	(15,572)	(7,897)
Consolidated	$26,187	$52,529	$50,762	$171,946

7.	Major components of inventories were as follows (in thousands):

	Sep 25,	Dec 26,
	2009	2008

Finished products and components	$38,209	$50,703
Products and components in various
stages of completion	24,359	24,938
Raw materials and purchased components	30,952	51,348
	93,520	126,989
Reduction to LIFO cost	(32,939)	(35,385)
Total	$60,581	$91,604

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
September 25, 2009
Customer relationships	3 - 8	$41,075	$(17,109)	$(181)	$23,785
Patents, proprietary technology
and product documentation	3 - 15	22,737	(12,899)	(87)	9,751
Trademarks, trade names
and other	3 - 10	6,554	(1,860)	-	4,694

		70,366	(31,868)	(268)	38,230
Not Subject to Amortization:
Brand names		4,780	-	-	4,780

Total		$75,146	$(31,868)	$(268)	$43,010

December 26, 2008
Customer relationships	3 - 8	$41,075	$(12,470)	$(181)	$28,424
Patents, proprietary technology
and product documentation	3 - 15	23,780	(11,290)	(87)	12,403
Trademarks, trade names
and other	3 - 10	5,514	(3,908)	(12)	1,594

		70,369	(27,668)	(280)	42,421
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$80,179	$(27,668)	$(280)	$52,231

    In 2009, the useful life of certain brand names was determined to be no longer indefinite.  The cost of such brand names, totaling $4.5 million (after an impairment charge of $0.5 million in the third quarter), is being amortized over a three-year period.  Amortization of intangibles was $3.4 million in the third quarter of 2009 and $9.2 million year-to-date.  Estimated annual amortization expense is as follows:  $12.1 million in 2009, $11.2 million in 2010, $10.1 million in 2011, $8.3 million in 2012,
    $4.1 million in 2013 and $1.6 million thereafter.

9.	Components of other current liabilities were (in thousands):

	Sep 25,	Dec 26,
	2009	2008

Accrued self-insurance retentions	$7,901	$7,896
Accrued warranty and service liabilities	7,644	8,033
Accrued trade promotions	3,625	9,001
Payable for employee stock purchases	3,659	5,473
Income taxes payable	3,549	904
Other	23,692	24,217
Total	$50,070	$55,524

A liability is established for estimated future warranty and service claims that relate to current and prior period sales.  The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.  Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine
	Weeks Ended	Year Ended
	Sep 25,	Dec 26,
	2009	2008

Balance, beginning of year	$8,033	$7,084
Charged to expense	3,519	6,793
Margin on parts sales reversed	2,235	3,698
Reductions for claims settled	(6,143)	(9,542)
Balance, end of period	$7,644	$8,033

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings.  One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010.  The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011.  Both contracts have been designated as cash flow hedges against interest rate volatility.  Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI).  Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates.  Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $2.2 million in the first nine months of 2009.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were eight contracts outstanding as of September 25, 2009, with notional amounts totaling $16 million.  There were 50 contracts outstanding during all or part of the first nine months of 2009, with net losses of $1.4 million offsetting $0.8 million of exchange gains on net monetary positions, included in other expense (income), net.  The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions.  The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	Sep 25,	Dec 26,
	Classification	2009	2008
Gain (loss) on interest
rate hedge contracts	Other current liabilities	$(4,342)	$(4,936)
Gain (loss) on foreign
currency forward contracts
Gains		$113	$1,868
Losses		(282)	(670)
Net	Accounts receivable		$1,198
Other current liabilites		$(169)

11.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  This accounting standard establishes a consistent framework for measuring fair value and expands disclosures on fair market value measurements.  It was effective for the Company starting in fiscal 2008 for financial assets and liabilities.  With respect to non-financial assets and liabilities, it was effective for the Company starting in fiscal 2009.  The adoption of this standard as it pertains to non-financial assets and liabilities had no significant impact on the consolidated financial statements.

12.	The Company has evaluated subsequent events through the time the financial statements were approved for issuance on October 21, 2009.

Item 2.	GRACO INC. AND SUBSIDIARIES

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	%	Sep 25,	Sep 26,	%
	2009	2008	Change	2009	2008	Change

Net Sales	$147.3	$207.2	(29)%	$432.9	$650.6	(33)%
Net Earnings	$17.3	$32.8	(47)%	$31.7	$110.8	(71)%
Diluted Net Earnings
per Common Share	$0.29	$0.54	(46)%	$0.53	$1.81	(71)%

Weak economic conditions worldwide continued to affect the Company’s operating results.  Sales and orders decreased in all segments and regions.  Currency translation had an unfavorable effect on sales ($2 million for the quarter and $14 million year-to-date) and net earnings ($1 million for the quarter and $5 million year-to-date).  Year-to-date, the Company has recorded $5 million of cost related to workforce reductions, mostly in the first quarter.  The resulting decrease in cost structure contributed to improvements in second and third quarter net earnings compared to the first quarter.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Americas 1	$84.1	$112.8	$252.6	$360.5
Europe 2	35.6	57.8	105.9	189.4
Asia Pacific	27.6	36.6	74.4	100.7
Consolidated	$147.3	$207.2	$432.9	$650.6

1 North and South America, including the U.S.
2 Europe, Africa and Middle East

Sales for the quarter were down 25 percent in the Americas, 39 percent in Europe (36 percent at consistent translation rates) and 25 percent in Asia Pacific.  Year-to-date sales were down 30 percent in the Americas, 44 percent in Europe (38 percent at consistent translation rates) and 26 percent in Asia Pacific.  Consolidated sales were down 29 percent for the quarter and 33 percent year-to-date.

Gross profit margin, expressed as a percentage of sales, was 53 percent for the quarter and 50 percent year-to-date, compared to 53 percent and 54 percent, respectively, for the comparable periods last year.  For the quarter, the favorable effects of pricing, material costs and cost reduction actions were offset by decreases from lower production volume and increased pension cost.  Decreases in the year-to-date rate were due to lower production volumes (approximately 5 percentage points), unfavorable currency translation rates (approximately 1 percentage point) and increased pension cost (approximately 1 percentage point).  Decreases were offset somewhat by the effects of favorable material costs and pricing.

Total operating expenses for the quarter and year-to-date were down 10 percent and 8 percent, respectively.  For both the quarter and year-to-date, the effects of spending reductions and lower volume were partially offset by higher pension expenses.  Year-to-date, a $4 million decrease from translation effects was partially offset by $2 million related to workforce reductions.

Effective income tax rates were 30 percent for the quarter and 31 percent year-to-date, down from last year’s rates of 34 percent for the quarter and 33 percent year-to-date.  A higher-than-expected benefit upon filing of prior year tax returns contributed to lower rates in 2009.  Effective rates were higher in 2008 because the R&D tax credit was not renewed until the fourth quarter and no credit was included in the provisions for the first three quarters.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$37.0	$54.1	$108.3	$169.0
Europe	22.0	36.4	65.7	122.2
Asia Pacific	19.2	27.2	52.8	73.8
Total	$78.2	$117.7	$226.8	$365.0

Operating earnings as a
percentage of net sales	26%	30%	20%	32%

For the quarter, Industrial segment sales decreased 32 percent in the Americas, 40 percent in Europe (37 percent at consistent translation rates) and 29 percent in Asia Pacific.  Year-to-date sales decreased 36 percent in the Americas, 46 percent in Europe (41 percent at consistent translation rates) and 28 percent in Asia Pacific.

In the third quarter, the impact of low volume on operating earnings was partially offset by the impacts of lower selling-related expenses and spending reductions initiated in prior quarters.  Low volume, workforce reduction costs and currency translation affected year-to-date operating earnings as a percentage of sales.

Contractor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$36.2	$41.7	$109.0	$135.5
Europe	12.5	19.4	37.3	61.3
Asia Pacific	6.7	6.7	16.9	19.2
Total	$55.4	$67.8	$163.2	$216.0

Operating earnings as a
percentage of net sales	20%	22%	15%	23%

For the quarter, Contractor segment sales decreased 13 percent in the Americas and 35 percent in Europe (32 percent at consistent translation rates).  Year-to-date sales decreased 20 percent in the Americas, 39 percent in Europe (33 percent at consistent translation rates) and 12 percent in Asia Pacific.

In the third quarter, the impact of low volume on operating earnings was partially offset by the impacts of lower selling-related expenses and spending reductions initiated in prior quarters.  Low volume, workforce reduction costs, currency translation and sustained product development spending affected year-to-date operating earnings as a percentage of sales.  Contractor year-to-date operating results were also affected by sales, costs and expenses related to the rollout of entry-level paint sprayers to additional paint and home center stores in both 2009 and 2008.

Lubrication
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$10.9	$17.0	$35.4	$56.1
Europe	1.1	2.1	2.9	5.8
Asia Pacific	1.7	2.7	4.6	7.7
Total	$13.7	$21.8	$42.9	$69.6

Operating earnings as a
percentage of net sales	(1)%	16%	(8)%	18%

For the quarter, Lubrication segment sales decreased 35 percent in the Americas, 49 percent in Europe (47 percent at consistent translation rates) and 39 percent in Asia Pacific.  Year-to-date sales decreased 37 percent in the Americas, 50 percent in Europe (47 percent at consistent translation rates) and 41 percent in Asia Pacific.

In the third quarter, the impact of low volume on operating earnings was partially offset by the impacts of lower selling-related expenses and spending reductions initiated in prior quarters.  Low volume, workforce reduction costs and increased product development expense affected year-to-date operating earnings as a percentage of sales.  Mix of products sold and costs related to discontinued products contributed to lower margin rates in the Lubrication segment.

Liquidity and Capital Resources

In the first nine months of 2009, the Company used cash to reduce the borrowings under its long-term line of credit by $73 million and paid dividends of $34 million.  The Company also made a $15 million voluntary contribution to a funded defined benefit pension plan.  Significant uses of cash and borrowings in the first nine months of 2008 included $114 million for purchases and retirement of Company common stock, $40 million for business acquisitions and $34 million for payment of dividends.

Since the end of 2008, inventories have been reduced by $31 million.  Accounts receivable decreased by $21 million from continuing collections and lower sales levels.

At September 25, 2009, the Company had various lines of credit totaling $282 million, of which $162 million was unused.  Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2009.

Outlook

While economic conditions continue to create headwinds for the business, management is encouraged by improved profitablility in each of the last two quarters, resulting from efforts to improve production costs and control expenses.  While management is cautious about predicting stronger sales and further improvement in profitability in the near-term, it expects to continue investing in growth initiatives including product development, international expansion and entering new markets.  Management remains confident that the Company will emerge from the recession with strong, profitable growth.

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

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer, the Chief Financial Officer and Treasurer, the Vice President and Controller, and the Vice President, General Counsel and Secretary.  Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

During the quarter, there was no change in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 28, 2007, the Board of Directors authorized the Company to purchase up to 7,000,000 shares of its outstanding common stock, primarily through open-market transactions.  This authorization expired on September 30, 2009.

On September 18, 2009, the Board of Directors authorized the Company to purchase up to an additional 6,000,000 shares.  The new authorization expires on September 30, 2012.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Jun 27, 2009 – Jul 24, 2009	-	$-	-	3,068,234

Jul 25, 2009 – Aug 21, 2009	-	$-	-	3,068,234

Aug 22, 2009 – Sep 25, 2009	577	$25.28	-	9,068,234	1

1 Authorization for purchases of up to 3,068,234 shares expired on September 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 6.	Exhibits

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

	32	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

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