Form 10-Q/A
period 2009-03-27
GRACO INC
filed 2009-12-02
CIK 42888

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

Explanatory Note

The sole purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended March 27, 2009, as filed with the Securities and Exchange Commission on April 22, 2009, is to file revised certifications of our principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32 to include the date of the certification and the conformed signature of such officers, which, although affixed to the manually signed originals, were unintentionally omitted from the EDGAR filing.

No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

SIGNATURES

EXHIBITS

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net Sales	$137,880	$204,120

Cost of products sold	73,552	92,267

Gross Profit	64,328	111,853

Product development	10,051	7,940
Selling, marketing and distribution	31,933	33,821
General and administrative	16,215	17,738

Operating Earnings	6,129	52,354

Interest expense	1,366	1,603
Other expense (income), net	595	(115)

Earnings Before Income Taxes	4,168	50,866

Income taxes	1,400	15,300

Net Earnings	$2,768	$35,566

Basic Net Earnings per Common Share	$0.05	$0.58

Diluted Net Earnings per Common Share	$0.05	$0.57

Cash Dividends Declared per Common Share	$0.19	$0.19

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 27,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$14,799	$12,119
Accounts receivable, less allowances of
$6,200 and $6,600	106,860	127,505
Inventories	85,577	91,604
Deferred income taxes	21,706	23,007
Other current assets	5,844	6,360
Total current assets	234,786	260,595

Property, Plant and Equipment
Cost	330,857	326,729
Accumulated depreciation	(181,070)	(176,975)
Property, plant and equipment, net	149,787	149,754

Goodwill	91,740	91,740
Other Intangible Assets, net	49,397	52,231
Deferred Income Taxes	19,337	18,919
Other Assets	6,262	6,611
Total Assets	$551,309	$579,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$16,532	$18,311
Trade accounts payable	14,732	18,834
Salaries, wages and commissions	12,550	17,179
Dividends payable	11,321	11,312
Other current liabilities	48,910	55,524
Total current liabilities	104,045	121,160

Long-term Debt	166,811	180,000
Retirement Benefits and Deferred Compensation	109,496	108,656
Uncertain Tax Positions	2,550	2,400

Shareholders' Equity
Common stock	59,884	59,516
Additional paid-in-capital	181,460	174,161
Retained earnings	(103)	8,445
Accumulated other comprehensive income (loss)	(72,834)	(74,488)
Total shareholders' equity	168,407	167,634
Total Liabilities and Shareholders' Equity	$551,309	$579,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Cash Flows From Operating Activities
Net Earnings	$2,768	$35,566
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	8,475	7,395
Deferred income taxes	(52)	(2,885)
Share-based compensation	2,417	2,553
Excess tax benefit related to share-based
payment arrangements	(200)	(1,723)
Change in
Accounts receivable	18,588	(5,296)
Inventories	5,525	(9,836)
Trade accounts payable	(4,044)	4,801
Salaries, wages and commissions	(4,444)	(6,808)
Retirement benefits and deferred compensation	3,602	(887)
Other accrued liabilities	(5,692)	9,204
Other	758	(228)
Net cash provided by operating activities	27,701	31,856

Cash Flows From Investing Activities
Property, plant and equipment additions	(5,732)	(5,130)
Proceeds from sale of property, plant and equipment	567	39
Capitalized software and other intangible asset additions	(46)	(222)
Acquisitions of businesses, net of cash acquired	-	(35,266)
Net cash used in investing activities	(5,211)	(40,579)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(995)	(818)
Borrowings on long-term line of credit	34,211	83,335
Payments on long-term line of credit	(47,401)	(11,800)
Excess tax benefit related to share-based
payment arrangements	200	1,723
Common stock issued	4,949	9,811
Common stock retired	-	(59,528)
Cash dividends paid	(11,308)	(11,376)
Net cash provided by (used in) financing activities	(20,344)	11,347

Effect of exchange rate changes on cash	534	(768)

Net increase (decrease) in cash and cash equivalents	2,680	1,856
Cash and cash equivalents
Beginning of year	12,119	4,922
End of period	$14,799	$6,778

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net earnings available to common shareholders	$2,768	$35,566

Weighted average shares outstanding for basic
earnings per share	59,638	61,254

Dilutive effect of stock options computed using the
treasury stock method and the average market price	265	663

Weighted average shares outstanding for diluted
earnings per share	59,903	61,917

Basic earnings per share	$0.05	$0.58

Diluted earnings per share	$0.05	$0.57

Stock options to purchase 4,034,000 and 2,215,000 shares were not included in the 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 27, 2009 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 26, 2008	3,955	$30.77	2,186	$24.98
Granted	1,111	20.78
Exercised	(52)	6.98
Canceled	(45)	33.27
Outstanding, March 27, 2009	4,969	$28.76	2,494	$27.41

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

Information related to options exercised in the first three months of 2009 and 2008 follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Cash received	$360	$3,329
Aggregate intrinsic value	679	4,134
Tax benefit realized	250	1,500

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Expected life in years	6.0	6.0
Interest rate	2.1%	3.1%
Volatility	29.9%	25.0%
Dividend yield	3.7%	2.1%
Weighted average fair value per share	$4.25	$8.32

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

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Expected life in years	1.0	1.0
Interest rate	0.7%	1.5%
Volatility	51.5%	27.1%
Dividend yield	4.5%	2.1%
Weighted average fair value per share	$5.60	$8.14

4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Pension Benefits
Service cost	$1,279	$1,391
Interest cost	3,220	3,146
Expected return on assets	(2,700)	(4,850)
Amortization and other	2,414	152
Net periodic benefit cost (credit)	$4,213	$(161)

Postretirement Medical
Service cost	$150	$125
Interest cost	350	375
Amortization	-	-
Net periodic benefit cost (credit)	$500	$500

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net earnings	$2,768	$35,566
Cumulative translation adjustment	234	(5)
Pension and postretirement
medical liability adjustment	2,329	124
Gain (loss) on interest rate hedge contracts	(73)	(2,775)
Income taxes	(836)	977
Comprehensive income	$4,422	$33,887

Components of accumulated other comprehensive income (loss) were (in thousands):

	March 27,	December 26,
	2009	2008

Pension and postretirement medical liability adjustment	$(68,855)	$(70,322)
Gain (loss) on interest rate hedge contracts	(3,156)	(3,109)
Cumulative translation adjustment	(823)	(1,057)
Total	$(72,834)	$(74,488)

6.
The Company has three reportable segments:  Industrial, Contractor and Lubrication.  The Company does not track assets by segment.  Sales and operating earnings by segment for the thirteen weeks ended March 27, 2009 and March 28, 2008 were as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008
Net Sales
Industrial	$75,232	$114,251
Contractor	47,448	66,180
Lubrication	15,200	23,689
Consolidated	$137,880	$204,120

Operating Earnings
Industrial	$11,495	$37,898
Contractor	1,239	13,696
Lubrication	(1,436)	4,317
Unallocated corporate (expense)	(5,169)	(3,557)
Consolidated	$6,129	$52,354

7.	Major components of inventories were as follows (in thousands):

	March 27,	December 26,
	2009	2008

Finished products and components	$49,779	$50,703
Products and components in various
stages of completion	32,070	24,938
Raw materials and purchased components	39,130	51,348
	120,979	126,989
Reduction to LIFO cost	(35,402)	(35,385)
Total	$85,577	$91,604

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
March 27, 2009
Customer relationships	3 - 8	$41,075	$(14,017)	$(181)	$26,877
Patents, proprietary technology
and product documentation	3 - 15	22,737	(11,153)	(87)	11,497
Trademarks, trade names
and other	3 - 10	5,514	(4,290)	(11)	1,213

		69,326	(29,460)	(279)	39,587
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$79,136	$(29,460)	$(279)	$49,397

December 26, 2008
Customer relationships	3 - 8	$41,075	$(12,470)	$(181)	$28,424
Patents, proprietary technology
and product documentation	3 - 15	23,780	(11,290)	(87)	12,403
Trademarks, trade names
and other	3 - 10	5,514	(3,908)	(12)	1,594

		70,369	(27,668)	(280)	42,421
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$80,179	$(27,668)	$(280)	$52,231

Amortization of intangibles was $2.8 million in the first quarter of 2009.  Estimated annual amortization expense is as follows:  $10.7 million in 2009, $9.7 million in 2010, $8.6 million in 2011, $7.7 million in 2012, $4.1 million in 2013 and $1.6 million thereafter.

9.	Components of other current liabilities were (in thousands):

	March 27,	December 26,
	2009	2008

Accrued self-insured retentions	$7,967	$7,896
Accrued warranty and service liabilities	7,677	8,033
Accrued trade promotions	5,348	9,001
Payable for employee stock purchases	619	5,473
Income taxes payable	965	904
Other	26,334	24,217
Total	$48,910	$55,524

A liability is established for estimated future warranty and service claims that relate to current and prior period sales.  The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.  Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen
	Weeks Ended	Year Ended
	March 27,	December 26,
	2009	2008

Balance, beginning of year	$8,033	$7,084
Charged to expense	1,078	6,793
Margin on parts sales reversed	902	3,698
Reductions for claims settled	(2,336)	(9,542)
Balance, end of period	$7,677	$8,033

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

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions.  The fair market value and balance sheet classification of such instruments follows:

	Balance Sheet	March 27,	December 26,
	Classification	2009	2008
Gain (loss) on interest
rate hedge contracts	Other current liabilities	$(5,009)	$(4,936)
Gain (loss) on foreign
currency forward contracts
Gains		$706	$1,868
Losses		(555)	(670)
Net	Accounts receivable	$151	$1,198

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	March 27,	March 28,	%
	2009	2008	Change

Net Sales	$137.9	$204.1	(32)%
Net Earnings	$2.8	$35.6	(92)%
Diluted Net Earnings per Common Share	$0.05	$0.57	(91)%

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

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Americas 1	$80.2	$115.8
Europe 2	35.8	59.5
Asia Pacific	21.9	28.8
Consolidated	$137.9	$204.1

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

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net sales (in millions)
Americas	$35.8	$53.4
Europe	23.8	39.7
Asia Pacific	15.6	21.2
Total	$75.2	$114.3

Operating earnings as a percentage of net sales	15%	33%

Industrial segment sales decreased 33 percent in the Americas, 40 percent in Europe (32 percent at consistent translation rates) and 27 percent in Asia Pacific.

The impacts of low factory volume, workforce reduction costs, currency translation and increased product development spending contributed to the decrease in operating earnings as a percentage of sales.
Contractor
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net sales (in millions)
Americas	$31.7	$42.4
Europe	10.9	18.0
Asia Pacific	4.8	5.8
Total	$47.4	$66.2

Operating earnings as a percentage of net sales	3%	21%

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

Lubrication
	Thirteen Weeks Ended
	March 27,	March 28,
	2009	2008

Net sales (in millions)
Americas	$12.6	$20.1
Europe	1.1	1.9
Asia Pacific	1.5	1.7
Total	$15.2	$23.7

Operating earnings as a percentage of net sales	(9)%	18%

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

GRACO INC.

Date:	December 2, 2009	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 2, 2009	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 2, 2009	By:	/s/Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)