Form 10-Q/A
period 2009-06-26
GRACO INC
filed 2009-12-02
CIK 42888

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

Explanatory Note

The sole purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended June 26, 2009, as filed with the Securities and Exchange Commission on July 22, 2009, is to file revised certifications of our principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32 to include the date of the certification, which, although affixed to the manually signed originals, was unintentionally omitted from the EDGAR filing.

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

SIGNATURES

EXHIBITS

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net Sales	$147,712	$239,230	$285,592	$443,350

Cost of products sold	74,704	110,467	148,256	202,734

Gross Profit	73,008	128,763	137,336	240,616

Product development	9,781	9,039	19,832	16,979
Selling, marketing and distribution	28,292	35,842	60,225	69,663
General and administrative	16,489	16,819	32,704	34,557

Operating Earnings	18,446	67,063	24,575	119,417

Interest expense	1,221	1,906	2,587	3,509
Other expense (income), net	91	98	686	(17)

Earnings Before Income Taxes	17,134	65,059	21,302	115,925

Income taxes	5,500	22,600	6,900	37,900

Net Earnings	$11,634	$42,459	$14,402	$78,025

Basic Net Earnings
per Common Share	$0.19	$0.70	$0.24	$1.28

Diluted Net Earnings
per Common Share	$0.19	$0.69	$0.24	$1.27

Cash Dividends Declared
per Common Share	$0.19	$0.19	$0.38	$0.37

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 26,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$13,909	$12,119
Accounts receivable, less allowances of
$6,600 and $6,600	112,370	127,505
Inventories	68,536	91,604
Deferred income taxes	20,942	23,007
Other current assets	5,046	6,360
Total current assets	220,803	260,595

Property, Plant and Equipment
Cost	333,778	326,729
Accumulated depreciation	(186,184)	(176,975)
Property, plant and equipment, net	147,594	149,754

Goodwill	91,740	91,740
Other Intangible Assets, net	46,406	52,231
Deferred Income Taxes	19,780	18,919
Other Assets	8,196	6,611
Total Assets	$534,519	$579,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$14,664	$18,311
Trade accounts payable	15,452	18,834
Salaries, wages and commissions	11,148	17,179
Dividends payable	11,386	11,312
Other current liabilities	50,685	55,524
Total current liabilities	103,335	121,160

Long-term Debt	143,915	180,000
Retirement Benefits and Deferred Compensation	111,125	108,656
Uncertain Tax Positions	2,700	2,400

Shareholders' Equity
Common stock	59,910	59,516
Additional paid-in-capital	184,642	174,161
Retained earnings	(30)	8,445
Accumulated other comprehensive income (loss)	(71,078)	(74,488)
Total shareholders’ equity	173,444	167,634
Total Liabilities and Shareholders’ Equity	$534,519	$579,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Cash Flows From Operating Activities
Net Earnings	$14,402	$78,025
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	16,953	15,737
Deferred income taxes	(696)	(4,243)
Share-based compensation	5,209	5,081
Excess tax benefit related to share-based
payment arrangements	(300)	(2,923)
Change in
Accounts receivable	15,370	(22,217)
Inventories	22,691	(13,060)
Trade accounts payable	(3,218)	3,580
Salaries, wages and commissions	(6,015)	(3,647)
Retirement benefits and deferred compensation	7,215	(1,018)
Other accrued liabilities	(2,135)	(607)
Other	16	315
Net cash provided by operating activities	69,492	55,023

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,129)	(12,944)
Proceeds from sale of property, plant and equipment	495	1,517
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(200)	(726)
Acquisitions of businesses, net of cash acquired	-	(35,266)
Net cash used in investing activities	(10,333)	(48,918)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(3,621)	(660)
Borrowings on long-term line of credit	68,126	162,235
Payments on long-term line of credit	(104,211)	(80,395)
Excess tax benefit related to share-based
payment arrangements	300	2,923
Common stock issued	5,289	13,176
Common stock retired	(141)	(80,130)
Cash dividends paid	(22,686)	(22,582)
Net cash provided by (used in) financing activities	(56,944)	(5,433)
Effect of exchange rate changes on cash	(425)	(705)
Net increase (decrease) in cash and cash equivalents	1,790	(33)
Cash and cash equivalents
Beginning of year	12,119	4,922
End of period	$13,909	$4,889

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net earnings available to
common shareholders	$11,634	$42,459	$14,402	$78,025

Weighted average shares
outstanding for basic
earnings per share	59,903	60,540	59,770	60,897

Dilutive effect of stock
options computed using the
treasury stock method and
the average market price	280	682	273	672

Weighted average shares
outstanding for diluted
earnings per share	60,183	61,222	60,043	61,569

Basic earnings per share	$0.19	$0.70	$0.24	$1.28
Diluted earnings per share	$0.19	$0.69	$0.24	$1.27

Stock options to purchase 3,920,000 and 1,889,000 shares were not included in the 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 26, 2009 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 26, 2008	3,955	$30.77	2,186	$24.98
Granted	1,180	20.74
Exercised	(80)	7.82
Canceled	(69)	33.62
Outstanding, June 26, 2009	4,986	$28.73	2,525	$27.92

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

Information related to options exercised in the first six months of 2009 and 2008 follows (in thousands):

	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Cash received	$622	$6,605
Aggregate intrinsic value	1,015	8,359
Tax benefit realized	400	3,000

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

	Twenty-six Weeks Ended
	June 26,	June 27,
	2009	2008
Expected life in years	1.0	1.0
Interest rate	0.7%	1.5%
Volatility	51.5%	27.1%
Dividend yield	4.5%	2.1%
Weighted average fair value per share	$5.60	$8.14

4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Pension Benefits
Service cost	$1,141	$1,412	$2,420	$2,803
Interest cost	3,115	3,144	6,335	6,290
Expected return on assets	(2,850)	(4,850)	(5,550)	(9,700)
Amortization and other	2,313	144	4,727	296
Net periodic benefit cost (credit)	$3,719	$(150)	$7,932	$(311)

Postretirement Medical
Service cost	$100	$125	$250	$250
Interest cost	300	375	650	750
Amortization	-	-	-	-
Net periodic benefit cost (credit)	$400	$500	$900	$1,000

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

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net earnings	$11,634	$42,459	$14,402	$78,025
Cumulative translation
adjustment	-	(26)	234	(31)
Pension and postretirement
medical liability adjustment	2,422	65	4,751	189
Gain (loss) on interest
rate hedge contracts	364	2,352	291	(423)

Income taxes	(1,030)	(893)	(1,866)	84

Comprehensive income	$13,390	$43,957	$17,812	$77,844

Components of accumulated other comprehensive income (loss) were (in thousands):

	June 26,	December 26,
	2009	2008

Pension and postretirement medical liability adjustment	$(67,329)	$(70,322)
Gain (loss) on interest rate hedge contracts	(2,926)	(3,109)
Cumulative translation adjustment	(823)	(1,057)
Total	$(71,078)	$(74,488)

6.
The Company has three reportable segments:  Industrial, Contractor and Lubrication.  The Company does not track assets by segment.  Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 26, 2009 and June 27, 2008 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net Sales
Industrial	$73,334	$133,092	$148,566	$247,343
Contractor	60,386	82,061	107,834	148,241
Lubrication	13,992	24,077	29,192	47,766
Consolidated	$147,712	$239,230	$285,592	$443,350

Operating Earnings
Industrial	$13,435	$44,075	$24,930	$81,973
Contractor	12,043	20,741	13,282	34,437
Lubrication	(1,745)	4,607	(3,181)	8,924
Unallocated corporate (expense)	(5,287)	(2,360)	(10,456)	(5,917)
Consolidated	$18,446	$67,063	$24,575	$119,417

7.	Major components of inventories were as follows (in thousands):

	June 26,	December 26,
	2009	2008

Finished products and components	$42,981	$50,703
Products and components in various
stages of completion	26,305	24,938
Raw materials and purchased components	33,917	51,348
	103,203	126,989
Reduction to LIFO cost	(34,667)	(35,385)
Total	$68,536	$91,604

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
June 26, 2009
Customer relationships	3 - 8	$41,075	$(15,562)	$(181)	$25,332
Patents, proprietary technology
and product documentation	3 - 15	22,737	(12,026)	(87)	10,624
Trademarks, trade names
and other	3 - 10	4,304	(1,384)	-	2,920

		68,116	(28,972)	(268)	38,876
Not Subject to Amortization:
Brand names		7,530	-	-	7,530

Total		$75,646	$(28,972)	$(268)	$46,406

December 26, 2008
Customer relationships	3 - 8	$41,075	$(12,470)	$(181)	$28,424
Patents, proprietary technology
and product documentation	3 - 15	23,780	(11,290)	(87)	12,403
Trademarks, trade names
and other	3 - 10	5,514	(3,908)	(12)	1,594

		70,369	(27,668)	(280)	42,421
Not Subject to Amortization:
Brand names		9,810	-	-	9,810

Total		$80,179	$(27,668)	$(280)	$52,231

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

9.	Components of other current liabilities were (in thousands):

	June 26,	December 26,
	2009	2008

Accrued self-insurance retentions	$7,978	$7,896
Accrued warranty and service liabilities	7,613	8,033
Accrued trade promotions	4,235	9,001
Payable for employee stock purchases	2,207	5,473
Income taxes payable	4,555	904
Other	24,097	24,217
Total	$50,685	$55,524

A liability is established for estimated future warranty and service claims that relate to current and prior period sales.  The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.  Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six
	Weeks Ended	Year Ended
	June 26,	December 26,
	2009	2008

Balance, beginning of year	$8,033	$7,084
Charged to expense	2,416	6,793
Margin on parts sales reversed	1,477	3,698
Reductions for claims settled	(4,313)	(9,542)
Balance, end of period	$7,613	$8,033

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

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions.  The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	June 26,	December 26,
	Classification	2009	2008
Gain (loss) on interest
rate hedge contracts	Other current liabilities	$(4,645)	$(4,936)
Gain (loss) on foreign
currency forward contracts
Gains		$352	$1,868
Losses		(428)	(670)
Net	Accounts receivable		$1,198
Other current liabilites		$(76)

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26,	June 27,	%	June 26,	June 27,	%
	2009	2008	Change	2009	2008	Change

Net Sales	$147.7	$239.2	(38)%	$285.6	$443.4	(36)%
Net Earnings	$11.6	$42.5	(73)%	$14.4	$78.0	(82)%
Diluted Net Earnings
per Common Share	$0.19	$0.69	(72)%	$0.24	$1.27	(81)%

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

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Americas 1	$88.3	$131.9	$168.5	$247.8
Europe 2	34.6	72.0	70.4	131.6
Asia Pacific	24.8	35.3	46.7	64.0
Consolidated	$147.7	$239.2	$285.6	$443.4

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

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$35.5	$61.6	$71.3	$114.9
Europe	19.8	46.1	43.7	85.8
Asia Pacific	18.0	25.4	33.6	46.6
Total	$73.3	$133.1	$148.6	$247.3

Operating earnings as a
percentage of net sales	18%	33%	17%	33%

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

Contractor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$41.0	$51.4	$72.8	$93.7
Europe	14.0	24.0	24.8	42.0
Asia Pacific	5.4	6.7	10.2	12.5
Total	$60.4	$82.1	$107.8	$148.2

Operating earnings as a
percentage of net sales	20%	25%	12%	23%

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

Lubrication
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales (in millions)
Americas	$11.8	$19.0	$24.4	$39.1
Europe	0.8	1.9	1.9	3.8
Asia Pacific	1.4	3.2	2.9	4.9
Total	$14.0	$24.1	$29.2	$47.8

Operating earnings as a
percentage of net sales	(12)%	19%	(11)%	19%

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

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Mar 28, 2009 – Apr 24, 2009	-	$-	-	3,068,234

Apr 25, 2009 – May 22, 2009	6,290	$22.57	-	3,068,234

May 23, 2009 – Jun 26, 2009	-	$-	-	3,068,234

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 24, 2009, three directors were elected to the Board of Directors with the following votes:

	For	Withheld

William J. Carroll	51,744,263	1,246,050
Jack W. Eugster	51,737,026	1,253,287
R. William Van Sant	51,760,317	1,229,997

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