Form 10-Q/A
period 2009-09-25
GRACO INC
filed 2009-12-02
CIK 42888

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

Explanatory Note

The sole purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the period ended September 25, 2009, as filed with the Securities and Exchange Commission on October 21, 2009, is to file revised certifications of our principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32 to include the date of the certification, which, although affixed to the manually signed originals, was unintentionally omitted from the EDGAR filing.

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

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sep 25,	Dec 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$5,064	$12,119
Accounts receivable, less allowances of
$6,400 and $6,600	106,890	127,505
Inventories	60,581	91,604
Deferred income taxes	19,982	23,007
Other current assets	4,532	6,360
Total current assets	197,049	260,595

Property, Plant and Equipment
Cost	333,792	326,729
Accumulated depreciation	(191,167)	(176,975)
Property, plant and equipment, net	142,625	149,754

Goodwill	91,740	91,740
Other Intangible Assets, net	43,010	52,231
Deferred Income Taxes	14,425	18,919
Other Assets	8,223	6,611
Total Assets	$497,072	$579,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$13,866	$18,311
Trade accounts payable	16,663	18,834
Salaries, wages and commissions	13,477	17,179
Dividends payable	11,398	11,312
Other current liabilities	50,070	55,524
Total current liabilities	105,474	121,160

Long-term Debt	107,364	180,000
Retirement Benefits and Deferred Compensation	97,077	108,656
Uncertain Tax Positions	2,800	2,400

Shareholders' Equity
Common stock	59,965	59,516
Additional paid-in-capital	187,846	174,161
Retained earnings	5,900	8,445
Accumulated other comprehensive income (loss)	(69,354)	(74,488)
Total shareholder's equity	184,357	167,634
Total Liabilities and Shareholders' Equity	$497,072	$579,850

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