Form 10-Q/A
period 2009-03-27
GRACO INC
filed 2009-12-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note

The sole purpose of this Amendment No.2 to our Quarterly Report on Form 10-Q for the period ended March 27, 2009, as originally filed with the Securities and Exchange Commission on April 22, 2009, is to include the certifications required under Rule 13a-14(a) and Section 1350 currently dated and signed by our principal executive officer and principal financial officer.

No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

Item 4. None.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

	32	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	December 22, 2009	By:	/s/Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 22, 2009	By:	/s/James A. Graner
James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 22, 2009	By:	/s/Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)