Form 10-Q/A
period 2009-09-25
GRACO INC
filed 2009-12-22
CIK 42888

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

Explanatory Note

The sole purpose of this Amendment No. 2  to our Quarterly Report on Form 10-Q for the period ended September 25, 2009, as originally filed with the Securities and Exchange Commission on October 21, 2009, is to include the certifications required under Rule 13a-14(a) and Section 1350 currently dated and signed by our principal executive officer and principal financial officer.

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