Form 10-K
period 2009-12-25
GRACO INC
filed 2010-02-16
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 25, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 001-09249
Graco Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0285640 (I.R.S. Employer Identification No.)
88 —11th Avenue Northeast
Minneapolis, MN 55413
(Address of principal executive offices) (Zip Code)
(612) 623-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $1.00 per share
Preferred Share Purchase Rights
Shares registered on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of approximately 60,000,000 shares of common stock held by non-affiliates of the registrant was approximately $1.3 billion as of June 26, 2009.
60,080,211 shares of common stock were outstanding as of February 8, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2010, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I
ITEM 1 — BUSINESS
Our Company began business as a Minneapolis, Minnesota-based manufacturer of grease guns and lubricating pumps primarily for servicing vehicles. It was originally incorporated in the state of South Dakota in 1926 as Gray Company, Inc. and reincorporated in the state of Minnesota in 1947. Our Company changed its name to Graco Inc. and first offered its common stock to the public in 1969. Today we provide fluid handling solutions to customers in the manufacturing, processing, construction and maintenance industries throughout the world.
Graco Inc. and its subsidiaries (which we refer to in this Form 10-K as “us,” “we,” “our Company” or the “Company”) sell a full line of products in each of the following geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa), and Asia Pacific. Sales in the Americas represent approximately 57 percent of our Company’s total sales; sales in Europe approximately 25 percent; and sales in Asia Pacific approximately 18 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic areas. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic markets. Subsidiaries located in Belgium, the People’s Republic of China (“P.R.C.”), Australia, Japan, and Korea distribute our Company’s products in their local geographies. The majority of our manufacturing occurs in the United States, but limited lines of products are assembled in the P.R.C. and Belgium.
For more information about our Company and its products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (“SEC”).
Business Segments
Our Company classifies its business into three reportable segments, each with a world-wide focus: Industrial, Contractor and Lubrication. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.
The equipment developed, manufactured and distributed by our Company’s segments is broadly described as fluid handling equipment. It is used to pump, meter, mix, dispense, and spray a wide variety of fluids and semi-solids in a wide variety of applications in the manufacturing, processing, construction and maintenance industries. Our Company’s products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance. Our equipment is sold primarily through third-party distributors with approximately 30,000 outlets worldwide.
The development of technologically superior, multi-featured, high-quality products is a key strategy of our Company. All segments have been charged with expanding our product offerings through organic growth and targeted acquisitions. We are continually on the lookout for new applications of our core technologies in adjacent markets. Our Company strives to generate 30 percent of its annual sales from products introduced in the prior three years. In 2009, we generated 26 percent of our sales from new products. In 2008, the percentage of sales represented by new products was 26 percent and in 2007 it was 21 percent. Major product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota, and North Canton, Ohio. Design and development of several limited lines of equipment occur in Suzhou, P.R.C. The product development and engineering group in each segment focuses on new product design, product improvements, new applications for existing products, and strategic technologies for its specific customer base. Total product development expenditures for all segments were $38 million in 2009, $37 million in 2008 and $30 million in 2007.
Manufacturing is a key competency of Graco. Our Company invests significant resources in maximizing the quality, responsiveness and cost-effectiveness of our production operations by purchasing state-of-the-art equipment and doing most machining, assembly and testing in-house. Principal products are manufactured in focused factories and product cells. Raw materials and purchased components are sourced from suppliers around the world. The segments manage certain operations devoted to the manufacture of their product lines. Oversight and strategic direction of our manufacturing resources are provided by our Vice President of Manufacturing, Information Systems and Distribution Operations. He also manages those factories not fully aligned with a single segment as well as our warehouses, customer service, and other shared corporate manufacturing functions.
Our other primary objectives include the expansion of distribution outlets, the penetration of developing markets and the successful completion of strategic acquisitions. These subjects are discussed below in the context of each segment’s business operations.

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
Products marketed by the Industrial segment are manufactured in owned facilities in Minneapolis, Minnesota (405,000 sq. ft. manufacturing/warehouse/office), Sioux Falls, South Dakota (149,000 sq. ft. manufacturing/office), and North Canton, Ohio (132,000 sq. ft. manufacturing/office). Limited lines of products are assembled in owned facilities in Suzhou, P.R.C. (79,000 sq. ft. assembly/warehouse/office), and Maasmechelen, Belgium (175,000 sq. ft. assembly/warehouse/office). The Maasmechelen facility also functions as the site of our European headquarters. During 2009 a new European Training, Testing and Education Center (8,600 sq. ft.) was constructed in the Maasmechelen facility. The Center, which opened in April, includes a classroom, hands-on training area, demonstration spray booth, and lab space for future product testing and development. Liquid Control Ltd. and its Wellingborough facility (12,500 sq. ft. manufacturing/office) were sold to a Graco distributor in February 2009. The assembly of mobile spray rigs was discontinued during the third quarter of 2009.
Products marketed by the Contractor segment are manufactured primarily in owned facilities in Rogers, Minnesota (333,000 sq. ft. manufacturing/warehouse/office). Segment management, marketing, engineering, customer service, warehouse, shipping, sales and training are also located at the Rogers facility. The Company has leased space in Rogers, Minnesota to store inventory and assemble a limited line of small electric sprayers (33,000 sq. ft. warehouse/assembly). Our Sioux Falls, South Dakota plant manufactures spray guns and accessories for the Contractor segment. The Company has announced that it will cease the manufacture and warehousing of Airlessco®-branded sprayers and spray guns at its leased facility in Moorpark, California (32,778 sq. ft. manufacturing/warehouse/office) and vacate the building by the end of first quarter 2010. In the future, Airlessco products will be manufactured in existing facilities in Sioux Falls, South Dakota, Rogers, Minnesota and Suzhou, P.R.C. and warehoused in and distributed from Sioux Falls, South Dakota and Maasmechelen, Belgium.
The Lubrication segment conducts its manufacturing operations in an owned facility located in Anoka, Minnesota (207,000 sq. ft. manufacturing/office). Management, marketing, engineering, customer service, warehouse, sales and training functions for the segment are also housed in this building. A limited line of Lubrication products is being assembled in our owned facility in Suzhou, P.R.C. In October 2009, the Suzhou plant began distributing a hose reel designed and assembled at the facility directly to Graco subsidiaries in Asia and in Maasmechelen, Belgium.
Some Industrial and Contractor products are distributed to the P.R.C. market out of a warehouse located in the Waigaoqiao section of Shanghai, P.R.C. (13,730 sq. ft. warehouse). This facility will be closed during 2010 and distribution to markets in the P.R.C. is expected to be moved to a foreign-invested commercial enterprise located in Suzhou, P.R.C.
Our Australian subsidiary has a third-party logistics arrangement with a global supplier to handle storage and order fulfillment for Graco products sold to Australian and New Zealand distributors. The operations, accounting, customer service and administrative staff of the subsidiary are housed in leased office space in Melbourne, Australia.
Industrial Segment
The Industrial segment is the largest of our Company’s businesses and represents approximately 54 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. End users of our industrial equipment require solutions to their manufacturing and maintenance challenges and are driven by the return on investment that our products provide. The Industrial Products division markets its equipment and services to customers who manufacture, assemble, maintain, repair and refinish products such as appliances, vehicles, airplanes, electronics, cabinets and furniture, and other articles. In addition to marketing its equipment to customers in similar industries, the Applied Fluid Technology division also sells to contractors who use its plural component systems to apply foam insulation and protective coatings to buildings and other structures such as ships and bridges.
Most Industrial segment equipment is sold worldwide through general and specialized third-party distributors, integrators, design centers and original equipment manufacturers. We also work with material suppliers to develop or adapt our equipment for use with specialized and hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Company’s Industrial segment products into systems and assemblies that they then supply to their customers.

Industrial Products
The Industrial Products division focuses its product development and sales efforts on two main product applications: equipment to apply paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products (“Liquid Finishing”); and equipment to move and dispense chemicals and liquid and semi-solid foods (“Process Pumps”).
Liquid finishing equipment includes paint circulating and paint supply pumps, plural component coating proportioners, various accessories to filter, transport, agitate and regulate the fluid, spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coating depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and prevent the release of volatile organic compounds (VOCs) into the air. Liquid finishing equipment is used in the automotive, automotive feeder, truck/bus/recreational vehicle, military and utility vehicle, aerospace, farm and construction, wood and general metals industries. Graco introduced a new family of electronic proportioners in 2009 with modular components that can be configured in many different ways. ProMix®2KS offers precise and reliable electronic proportioning for a broad range of solventborne and waterborne epoxies, polyurethanes and acid catalyzed materials. These versatile machines are available in manual and automatic configurations and provide the highest degree of ratio assurance, multiple sequential dose sizes, process feedback and material tracking and reporting capabilities.
Our process pumps are used in food and beverage, dairy, pharmaceutical, cosmetic, oil and gas, electronics, waste water, mining and ceramics applications. We offer double diaphragm and piston transfer pumps to the chemical, petroleum, general manufacturing and food processing industries, pumps for sanitary applications including FDA-compliant 3-A sanitary pumps for use in dairies, diaphragm pumps, transfer pumps and drum and bin unloaders. The first in a new series of air-operated double diaphragm pumps, the Husky™ 1050 one-inch pump, is significantly more efficient than competitive product, has diaphragms that last significantly longer and is capable of delivering higher fluid flow. The Husky 1050 is currently available in aluminum, polypropylene and stainless steel and will be available in PVDF, conductive polypropylene and hastelloy shortly, allowing the pump to be used with a wide variety of different fluids and chemicals. The pump has a one-piece ungasketed center section for easier repair and maintenance and a modular air valve for smooth changeover.
Applied Fluid Technologies
The Applied Fluid Technologies division directs its engineering, sales and marketing efforts toward two broad product applications: equipment to apply high performance protective coatings and foam (“Protective Coatings and Foam”) and equipment to apply sealants and adhesives and create molded polyurethane parts (“Advanced Fluid Dispense”).
Our Company offers a full line of air-operated airless sprayers and plural component proportioning equipment to apply foam and protective coatings to a wide variety of surfaces. The Reactor® line of plural components pumps is used to apply foam to insulate walls, water heaters, refrigeration, and hot tubs, create commercial roofing membranes and for packaging, architectural design and cavity filling. Reactors also apply polyurea to cover tanks, pipes, roofs, truck beds and foundations with protective coatings and linings where accurate temperatures and pressures are required to achieve optimal results. Key distributors install Reactors in mobile spray rigs to provide portability and accessibility to remote job sites. In June 2009 the Company released the XM Series high-solids plural-component sprayers for corrosion-control applications such as tank and pipeline coatings, shipbuilding, marine and railcar maintenance, wind tower coating, bridge and infrastructure projects and coating structural steel. The XM sprayers provide precise ratio control in a highly configurable system. User controls provide a real-time display of ratio and a USB port for downloading data on spray pressures, temperatures, actual ratio and total flow output. To the base unit, customers can add accessories, including material hoppers, hopper heaters, transfer pumps, agitators, hose rack kits and casters, depending on the material used and the application method.
Our Company offers a complete line of pumps, meters, applicators and valves for the metering, mixing and dispensing of precision beads of sealant and adhesive to bond, mold, seal, vacuum encapsulate, pot, laminate and gasket parts and devices in a wide variety of industrial applications, including the electronics and automotive industries. The PR70 and the PR70v, a variable ratio version of the PR70, are the first meter, mix and dispense plural component systems having Graco Control Architecture™ with built-in diagnostics and multiple levels of user interface for providing more data to the end-user.

The Company has established an application development laboratory in our North Canton, Ohio facility where we work with distributors, materials suppliers and end users to test new materials and reconfigure existing equipment for use in new applications. The lab has data collection and reporting capabilities and can heat, remove air from resins through vacuum degassing, agitate and bulk transfer materials in preparation for testing.
In October 2009, the PCF metering and dispense system for sealants and adhesives was released. The PCF dispenses a precise, continuous flow of a wide variety of single-component sealants and adhesives in automotive and industrial applications. The beads, dots and spray pattern dispensed by this system are smooth and consistent because of a closed-loop technology that allows changes in material temperatures, viscosities, dispense rates or robot speeds to feed back to the control, resulting in decreased material usage and rework.
Graco entered the composites market with the acquisition of GlasCraft Inc. in 2008. In 2009, Graco focused design and marketing effort on the growing demand for high-performance composites which are used in the manufacture of vehicles and aircraft, wind turbines and bridge materials. High-performance composites are light-weight, corrosion-resistant, strong, structurally simple and have an extended life. Graco equipment moves, dispenses, and applies fluids in all phases of composites manufacturing from precision flow control and resin pumping for blending to continuous meter-mix supply, from molding processes and tooling fabrication to assembly processes and manufacturing products with carbon fiber impregnated fabric.
There are a variety of applications for Graco equipment throughout the alternative energy markets. Graco’s sealant and adhesive application equipment is widely used by manufacturers and material suppliers serving the solar energy market, through the application of primary and secondary seals to solar panels, potting or encapsulating junction boxes, inverters and charge controllers, gasketing or sealing junction box lids, solar module frames, battery cell plates and battery lids, thermal management of solar cells, inverters and charge controllers and the bonding of solar cells and solar mirrors. In addition, we offer durable reliable fluid-handling systems for the manufacture and maintenance of wind power components from spraying protective foam and other coatings on wind turbine towers to the manufacture of rotor blades, from the automatic lubrication of bearings, gears, and generators to the evacuation and dispensing of oil, grease, anti-freeze and hydraulic fluids. Our equipment is used worldwide by wind turbine manufacturers to supply a catalyzed plastic resin for the formation of the blades used on turbines and to apply an adhesive for cementing parts of the blades together.
Contractor Segment
The Contractor segment generated approximately 36 percent of our Company’s 2009 total sales. The Contractor segment directs its product development, sales and marketing efforts toward three broad applications: paint, texture, and pavement marking. This segment markets a complete line of airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals, to professional and semi-professional painters in the construction and maintenance industries. The products are distributed primarily through stores whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. Airlessco® and ASM® products are sold by Graco employees and independent sales representatives to a distribution network that includes paint stores, wholesalers and rental yards. A limited line of sprayers and accessories are distributed globally through the home center channel.
Contractor equipment encompasses a wide variety of sprayers, including sprayers that apply markings on roads, parking lots, fields and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Many of these sprayers and their accessories contain one or more advanced technological features such as micro-processor-based controls for consistent spray and protective shut-down, a pump that may be removed and re-installed without tools, an easy clean feature, gas/electric convertibility, and a durable pump finish. Continual technological innovation and broad product families with multiple offerings are characteristic of our Contractor segment. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features.
During 2009, the Tradeworks™ line of small electric sprayers for do-it-yourself home owners, handymen, remodelers and rental property owners was extended with the addition of several new sprayers. The Tradeworks sprayers, spray guns and accessories are offered exclusively through a world leader in the manufacture and sale of coatings and related products to professional, commercial and retail customers. After a successful test program in 2008, we extended our placement of a line of electric paint sprayers in a large number of the stores of a major home center chain in the United States. Our Airlessco line of spray equipment is used by a major home center chain as its primary tool rental offering.
In August 2009, we introduced the ThermoLazer™ an innovative striper that applies thermoplastic lines to pavement. The ThermoLazer can be connected to a Graco LineDriver™ for ride-on comfort, ease of handling, improved quality and increased productivity. The unit, an advancement over thermoplastic stripers currently on the market, offers precise material flow control with the pull of a lever, a more efficient method of mixing the material, an electronic ignition system, a quick system for line width changes and a system for protecting the springs.
A new portable sprayer for the application of a wide range of texture materials in addition to paint — from thick concrete-based filler to finish coat — was introduced during 2009. The TexSpray™ HXT™ 2030 features an interchangeable displacement pump system that allows users to alternate between a high-output piston pump for the heavy aggregate and a smaller pump for the finer materials, paint and primer.
A large percentage of our Contractor sales come from the North American market, although Contractor products are marketed and sold in all major geographic areas. In recent years, the segment has increased its effort to appeal to customers outside of North America by developing products specifically for these markets, like the TexSpray HXT 2030 texture sprayer designed for applications in countries where the use of concrete in residential construction is more prevalent. Another product with a marketing focus outside of the United States is the Ultra® Max II Platinum sprayer introduced in Europe during 2009. The Platinum has an integrated hose reel, a wireless pressure remote control (E-Control™) to adjust pressure at any time without having to approach the unit, and the E-Lock™ mechanism to deter theft by electronically locking the sprayer.
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
Lubrication Segment
The Lubrication segment represented approximately 10 percent of our Company’s sales during 2009. The Lubrication segment focuses its engineering, marketing and sales efforts on two main lubrication markets: vehicle services and industrial. We supply pumps, applicators and accessories, such as meters and hose reels, to the motor vehicle lubrication market where our customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships, and auto parts stores. In the industrial lubrication market, we offer systems for the automatic lubrication of factory machine tools, compressors and pumps used in petrochemical and gas transmissions plants; bearings and gears on equipment in metal, pulp and paper mills; conveyors and material handling equipment; and off-road and over-the-road trucks. We are also developing products for the wind power market, offering automatic lubrication systems for the lubrication of turbines on site and factory-based lubrication dispense equipment to transfer, unload and evacuate bulk oil and grease and meter and dispense various lubricants. Our lubrication products are sold through independent third party distributors, oil jobbers and directly to original equipment manufacturers.
The Company expects that LubeSci™ automated lubrication systems and components, injectors and metering systems will be fully integrated into our industrial lubrication equipment business by the end of the first half of 2010.
Our Company introduced a new line of hose reels in 2009, ranging from entry-level for standard duty applications to high performance for heavy-duty jobs. These reels can handle a wide variety of fluids including air, water, anti-freeze, windshield washer fluid, petroleum- and synthetic-based oils and grease. The LD Series Enclosed reel was designed by engineers in our Asia Pacific group for light-duty applications and is being manufactured in our factory in Suzhou, P.R.C. The spring tension on this reel is easy to adjust and the reel is compact, lightweight, easy to install and enclosed in a polypropylene enclosure for operator safety and protection from dirty environments. The SD Series Composite reel, which can tolerate moderate indoor and outdoor use, features a composite spool and is designed to fit in small indoor spaces in tire/muffler shops, small fast lubes and maintenance shops.
The GLC 4400, a multi-purpose controller for the pumps used in automatic lubrication systems, was released for sale in June 2009. The GLC 4400 is versatile and works with all major automatic metering systems: single line resistive, single line parallel, series progressive and dual line systems. The lubrication time, pressure, cycle and machine counts of the lubrication cycle can be easily customized.
The segment is responsible for world-wide marketing and sales of our lubrication equipment, although the bulk of its sales come from North America. Products are distributed in each of our Company’s major geographic markets, primarily through independent distributors serviced by independent sales representatives, a dedicated sales force in the automatic lubrication systems market and direct sales generalists in foreign markets. Some automatic lubrication systems are marketed to original equipment manufacturers (“OEM“s). Fuel and oil transfer pumps are marketed through OEMs, select home centers, auto parts stores and our traditional distribution channel. Beginning in 2009, a market development specialist was added to the lubrication sales team in Europe to locate new customers and help establish product development and marketing plans for the Company’s lubrication equipment in this geography.

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
During 2009, our Company was able to take advantage of a downturn in the price of some commodities, like aluminum, nickel, copper, steel and natural gas, that occurred at the end of 2008. Nickel, copper and aluminum experienced significant price increases over the course of 2009. The price of oil is expected to continue putting pressure on the cost of transportation and the price of all commodities was trending upward at the end of the year. In the tough economic conditions existing during much of 2009, a small number of our first and second tier suppliers entered bankruptcy or closed facilities. Our Company endeavors to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, agreements and an intensive search for new suppliers. We have performed risk assessments of our key suppliers and are factoring the risks identified into our commodity plans.
Intellectual Property
We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” several forms of a capital “G,” “Airlessco,” “ASM,” and various product trademarks which are material to our business, inasmuch as they identify Graco and our products to our customers.
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
Environmental Protection
Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 25, 2009.
Employees
As of December 25, 2009, we employed approximately 2050 persons. Of this total, approximately 420 were employees based outside the United States, and 730 were hourly factory workers in the United States. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside the United States. Compliance with such agreements has no material effect on our Company or its operations. In an effort to adapt to the difficult economic environment during the first half of 2009, we implemented several reductions in force in our US businesses. Many of our factory and warehouse employees affected by these reductions had returned to work by year end.

Item 1A. Risk Factors
Economic Environment — Demand for our products depends on the level of commercial and industrial activity worldwide.
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
Acquisitions — Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and effectively integrated into our existing businesses in order for this strategy to be successful.
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
In 2009, approximately 52 percent of our sales was generated by customers located outside the United States. Sales to customers located outside the United States expose us to special risks, including the risk of terrorist activities, civil disturbances, environmental catastrophes, supply chain disruptions, and special taxes, regulations and restrictions. We are increasing our presence in Asia Pacific, South America, Eastern Europe and the Middle East and our revenues and net income may be adversely affected by the more volatile economic and political conditions prevalent in these regions. We assemble limited lines of products at our factory in Suzhou, P.R.C. and source an increasing number of the components and materials used in the assembly process from the local market. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings and may make it difficult for some of our distributors to purchase products.
Foreign Suppliers — Our Company has increased its sourcing of raw materials and components from vendors located outside the United States. Interruption or delays in delivery may adversely affect our profitability.
We are sourcing an increasing percentage of our materials and components from suppliers outside the United States. Long lead times may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of oil may impact the manufacturing costs of our products and affect our profitability. Protective tariffs may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events.
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

Competition — Demand for our products may be affected by new entrants who copy our products and infringe on our intellectual property
From time to time, our Company has been faced with instances where competitors have intentionally infringed our intellectual property and/or taken advantage of our design and development efforts. In some instances, these competitors have launched broad marketing campaigns. The inability of our Company to effectively meet these challenges could adversely affect our revenues and profits and hamper our ability to grow.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The information concerning the location and general character of the physical properties of our Company contained under the heading “BUSINESS-Business Segments” in Part I of this 2009 Annual Report on Form 10-K is incorporated herein by reference.
Sales activities in the country of Japan are conducted out of a leased facility in Yokohama, Japan (18,500 gross sq. ft. office) and warehousing is provided by a third-party logistics supplier. Sales and distribution activities in Korea are provided out of leased facilities in Gwangju-Gun, Korea (15,750 sq. ft. total for two separate facilities-warehouse and office). Our Company also leases space for liaison offices in the P.R.C., Vietnam and India.
Our Company’s facilities are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. During 2009, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services.
Item 3. Legal Proceedings
Our Company is engaged in routine litigation incident to our business, which management believes will not have a material adverse effect upon our operations or consolidated financial position.
Item 4. Submission of Matters to a Vote of Security Holders
No issues were submitted to a vote of security holders during the fourth quarter of 2009.
Executive Officers of Our Company
The following are all the executive officers of Graco Inc. as of February 15, 2009:
Patrick J. McHale, 48, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President of Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to March 2001. Prior to becoming Vice President, Lubrication Equipment Division in September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in December 1989.
David M. Ahlers, 51, became Vice President, Human Resources in September 2008. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in September 2008.
Caroline M. Chambers, 45, became Vice President and Controller in December 2006 and has served as the Company’s principal accounting officer since September 2007. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Karen Park Gallivan, 53, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan and Arundel. She joined the Company in January 2003.
James A. Graner, 65, became Chief Financial Officer and Treasurer in September 2005. He was Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.
Dale D. Johnson, 55, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000, through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.
Jeffrey P. Johnson, 50, is Vice President and General Manager, Asia Pacific, a position he has held since February 2008. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.
David M. Lowe, 54, became Vice President and General Manager, Industrial Products Division in February 2005. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in February 1995.
Simon J. W. Paulis, 62, became Vice President and General Manager, Europe in September 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, Contractor Equipment Europe from January 1999 to September 2005. Prior to joining Graco, he served as business unit manager for Black & Decker N.V., general sales manager for Alberto Culver, and marketing manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in January 1999.
Charles L. Rescorla, 58, became Vice President of Manufacturing, Information Systems and Distribution Operations in April 2009. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to until September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to June 2003, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in June 1988.
Mark W. Sheahan, 45, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services, where he was responsible for strategic and financial activities. He joined the Company in September 1995.
Brian J. Zumbolo, 40, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings & Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment Division. Mr. Zumbolo joined the Company in 1999.
The Board of Directors re-elected each of the above executive officers to their current position on April 24, 2009.

PART II
Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Graco Common Stock
Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 8, 2010, the share price was $26.38 and there were 60,080,211 shares outstanding and 2,845 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 43,000 beneficial owners.
The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2003, and all dividends were reinvested).

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$137,880	$147,712	$147,308	$146,312
Gross profit	64,328	73,008	78,141	77,339
Net earnings	2,768	11,634	17,336	17,229

Per common share
Basic net earnings	$0.05	$0.19	$0.29	$0.29
Diluted net earnings	0.05	0.19	0.29	0.28
Dividends declared	0.19	0.19	0.19	0.20

Stock price (per share)
High	$25.98	$24.82	$30.66	$30.70
Low	14.48	17.34	20.91	26.41
Close[1]	17.07	22.02	27.87	28.57

Volume (# of shares)	44,750	44,217	29,086	22,551

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$204,120	$239,230	$207,231	$166,689
Gross profit	111,853	128,763	110,160	81,401
Net earnings	35,566	42,459	32,772	10,082

Per common share
Basic net earnings	$0.58	$0.70	$0.55	$0.17
Diluted net earnings	0.57	0.69	0.54	0.17
Dividends declared	0.19	0.19	0.19	0.19

Stock price (per share)
High	$36.98	$41.84	$40.45	$35.03
Low	32.37	36.88	34.48	17.67
Close[1]	36.26	38.07	35.61	23.73

Volume (# of shares)	33,416	30,260	39,776	52,431

[1]	As of the last trading day of the calendar quarter.

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
Information on issuer purchases of equity securities follows:

				Maximum Number
			Total Number of	of Shares that May
	Total	Average	Shares Purchased	Yet Be Purchased
	Number	Price	as Part of Publicly	Under the Plans
	of Shares	Paid per	Announced Plans	or Programs
Period	Purchased	Share	or Programs	(at end of period)
Sep 26, 2009 - Oct 23, 2009	—	$—	—	6,000,000
Oct 24, 2009 - Nov 20, 2009	—	$—	—	6,000,000
Nov 21, 2009 - Dec 25, 2009	1,121	$28.17	—	6,000,000
Item 6. Selected Financial Data
Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2009	2008	2007	2006	2005
Net sales	$579,212	$817,270	$841,339	$816,468	$731,702
Net earnings	48,967	120,879	152,836	149,766	125,854
Per common share
Basic net earnings	$0.82	$2.01	$2.35	$2.21	$1.83
Diluted net earnings	0.81	1.99	2.32	2.17	1.80
Cash dividends declared	0.77	0.75	0.68	0.60	0.54

Total assets	$476,434	$579,850	$536,724	$511,603	$445,630
Long-term debt (including current portion)	86,260	180,000	107,060	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:
•	Overview

•	Results of Operations

•	Segment Results

•	Financial Condition

•	Critical Accounting Estimates

•	Outlook
Overview
Graco designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid materials used in many different applications. Graco’s business is classified by management into three reportable segments, each responsible for product development, manufacturing, marketing and sales of their products. The segments are headquartered in North America. They have responsibility for sales and marketing in the Americas and joint responsibility with Europe and Asia Pacific regional management for sales and marketing in those geographic areas.
Graco’s key strategies include development and marketing new products, expanding distribution globally, opening new markets with technology and channel expansion and completing strategic acquisitions. Long-term financial growth targets accompany these strategies, including 10 percent revenue growth and 12 percent net earnings growth.
Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and distribution facilities are located in the United States, Belgium, Japan, Korea, China and Australia.
Results of Operations
Net sales, net earnings and earnings per share were as follows (in millions except per share amounts):

	2009	2008	2007
Net Sales	$579	$817	$841
Operating Earnings	74	187	232
Net Earnings	49	121	153
Diluted Net Earnings per Common Share	$0.81	$1.99	$2.32
2009 Summary:
•	Weak economic conditions worldwide affected the Company’s operating results. Although sales strengthened in the second half as compared to the first half of 2009, sales decreased in all segments and regions as compared to last year. By region, the sales decline was 28 percent in the Americas, 39 percent in Europe and 17 percent in Asia Pacific. Sales in the Industrial segment declined by 32 percent; sales in the Contractor segment declined by 22 percent and sales in the Lubrication segment declined by 34 percent.

•	Unfavorable currency translation decreased net sales by approximately $10 million and decreased net earnings by approximately $4 million in 2009.

•	The Company incurred $5 million of cost related to workforce reductions, mostly in the first quarter. The decrease in cost structure resulting from cost reduction actions contributed to improvements in net earnings in the last three quarters of the year.

•	Gross profit margin as a percentage of sales decreased by 2 percentage points from 2008. The favorable effects of pricing, product mix, lower material costs and other cost reduction activities partially offset the effects of low production volumes and increased pension costs.

•	Investment in new product development was $38 million or 6 1/2 percent of sales in 2009.

•	Overall, total operating expenses were 11 percent lower than the prior year, due to lower workforce reduction costs and lower volume-related expenses. Expense reductions were partially offset by higher pension costs.

•	The effective tax rate was 29 percent as compared to 32 percent in 2008. The effect of federal business credits and the domestic production deduction was greater in 2009 as a percentage of pre-tax earnings as compared to the prior year.

•	Cash flows from operations remained strong at $147 million.
2008 Summary:
•	Incoming order rates declined substantially in the fourth quarter of 2008, affecting all segments and regions.

•	Sales declined by 3 percent as compared to the prior year as growth in Europe and Asia Pacific of 8 percent and 3 percent, respectively, did not offset declines in the Americas. Sales in the Industrial segment grew 4 percent worldwide, while sales in the Contractor and Lubrication segments declined by 13 percent and 3 percent, respectively, from the prior year.

•	Three businesses were acquired in 2008 (Glascraft, Airlessco and LubeSci), increasing net sales by $13 million or 2 percent.

•	Favorable currency translation increased net sales by approximately $12 million and increased net earnings by approximately $4 million in 2008.

•	Investment in new product development grew to 4 1/2 percent of sales in 2008 from 3 1/2 percent of sales in 2007.

•	Incremental costs associated with the programs to introduce new entry-level sprayers in the Contractor segment to additional paint and home center outlets were approximately $12 million.

•	A workforce reduction affecting approximately 150 people or 6 percent of the global employee base was communicated in December 2008. Early retirement and severance costs were approximately $5 million. The number of temporary and contract workers was reduced in earlier months.

•	Impairment charges of approximately $4 million were recorded, primarily due to reduced expectations with respect to future sales of certain branded products within the Industrial segment.

•	Positive cash flows from operations were $162 million, down 8 percent as compared to the prior year.
The following table presents net sales by geographic region (in millions).

	2009	2008	2007
Americas [1]	$329	$455	$500
Europe [2]	143	232	216
Asia Pacific	107	130	125

Total	$579	$817	$841

[1]	North and South America, including the United States. Sales in the United States were $280 million in 2009, $384 million in 2008 and $434 million in 2007.

[2]	Europe, Africa and Middle East
In 2009, sales in the Americas declined by 28 percent overall, with declines of 32 percent in the Industrial segment, 19 percent in the Contractor segment and 34 percent in the Lubrication segment as compared to the prior year. Despite the severity of the global recession, commercial resources were maintained and new distribution outlets were opened in all regions and segments.
In 2008, sales in the Americas declined by 9 percent overall and by 22 percent and 7 percent in the Contractor and Lubrication segments, respectively, as compared to the prior year. Industrial sales increased by 3 percent in the Americas, primarily due to the Glascraft acquisition. Sales grew in Europe and Asia Pacific in all three segments as a result of continued emphasis on expanding sales and marketing resources and focus on new distribution and acquisitions.

The following table presents components of net sales change:

	2009
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	(31)%	(23)%	(33)%	(28)%	(36)%	(17)%	(29)%
Acquisitions	—%	3%	—%	1%	1%	—%	1%
Currency	(1)%	(2)%	(1)%	(1)%	(4)%	—%	(1)%

Total	(32)%	(22)%	(34)%	(28)%	(39)%	(17)%	(29)%

	2008
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	—%	(15)%	(4)%	(11)%	2%	1%	(6)%
Acquisitions	2%	1%	1%	2%	1%	2%	2%
Currency	2%	1%	—%	—%	5%	—%	1%

Total	4%	(13)%	(3)%	(9)%	8%	3%	(3)%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2009	2008	2007
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	49.4	47.1	46.8

Gross profit	50.6	52.9	53.2
Product development	6.5	4.5	3.6
Selling, marketing and distribution	19.9	17.0	14.8
General and administrative	11.3	8.5	7.2

Operating earnings	12.9	22.9	27.6
Interest expense	0.8	0.9	0.4
Other expense, net	0.2	0.1	—

Earnings before income taxes	11.9	21.9	27.2
Income taxes	3.4	7.1	9.0

Net Earnings	8.5%	14.8%	18.2%

2009 Compared to 2008
Gross profit margin as a percentage of sales was 51 percent in 2009 as compared to 53 percent in 2008. Lower production volumes accounted for approximately 4 percentage points of the reduction and increased pension costs accounted for an additional 1 percentage point of the reduction. Favorable effects of pricing, product mix, lower material costs and other cost reduction activities partially offset the effects of low production volumes and increased pension costs.
Although operating expenses in 2009 declined to $218 million compared to $245 million in the prior year, the reduction in expense as a percentage of net sales was not as great as the change in sales volume. Product development spending was $38 million as compared to $37 million in the prior year, reflecting the Company’s strategic decision to continue investing in new product development. Selling, marketing and distribution costs were $116 million in 2009 as compared to $139 million in 2008. General and administrative costs were $65 million in 2009 as compared to $70 million in the prior year. Included in operating expenses was an increase in pension cost of $11 million as compared to 2008.
Consolidated operating earnings decreased 60 percent to $74 million, or 13 percent of sales in 2009, reflecting the effects of lower sales volumes, unfavorable currency translation and increased pension costs, partially offset by spending reductions and lower volume-related expenses.
Interest expense was $5 million in 2009 as compared to $8 million in 2008. Debt was reduced by $100 million in 2009 from the prior year.

The Company’s effective tax rate was 29 percent in 2009, lower than the effective tax rate of 32 percent in 2008. The rate is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits and the Domestic Production Deduction (DPD). The effect of the business credits and the DPD was greater in 2009 as a percentage of pre-tax earnings as compared to the prior year.
2008 Compared to 2007
Gross profit margin as a percentage of sales was 53 percent in 2008 and 2007. The gross profit margin in 2008 was affected by lower volume and cost reduction actions taken in the fourth quarter of 2008.
Operating expenses in 2008 were $245 million compared to $215 million in the prior year. The increase includes $8 million related to the rollout of entry-level paint sprayers to additional paint and home center stores, $7 million from acquired operations, $4 million of impairment charges and $3 million related to workforce reductions. During 2008, investment in new product development increased by $6 million as compared to the prior year, to 4 1/2 percent of sales. Total operating expenses as a percentage of sales was 30 percent as compared to 26 percent in the prior year.
Consolidated operating earnings decreased 19 percent to $187 million, or 23 percent of sales in 2008, with a decrease in sales of 3 percent as compared to the prior year and increased expenses. Gross profit margin as a percentage of sales was slightly down from the prior year, as the unfavorable impact of material costs and volume were greater than the impact of favorable currency translation rates and manufacturing productivity improvements.
Interest expense in 2008 was $4 million higher than in 2007 as the Company increased utilization of credit lines for acquisitions and purchases of Company stock.
The Company’s effective tax rate was 32 percent in 2008, lower than the effective tax rate of 33 percent in 2007. The rate is lower than the U. S. federal statutory rate of 35 percent due primarily to U.S. business credits and the DPD.
Segment Results
The following table presents net sales and operating earnings by business segment (in millions):

	2009	2008	2007
Sales
Industrial	$313	$463	$445
Contractor	208	267	306
Lubrication	58	87	90

Total	$579	$817	$841

Operating Earnings
Industrial	$68	$138	$152
Contractor	29	47	82
Lubrication	(3)	13	9
Unallocated corporate	(20)	(11)	(11)

Total	$74	$187	$232

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial
The following table presents net sales, components of net sales change and operating earnings for the Industrial segment (dollars in millions).

	2009	2008	2007
Sales
Americas	$149	$220	$213
Europe	89	148	138
Asia Pacific	75	95	94

Total	$313	$463	$445

Components of Net Sales Change
Volume and Price	(31)%	—%	4%
Acquisitions	—%	2%	—%
Currency	(1)%	2%	3%

Total	(32)%	4%	7%

Operating Earnings as a Percentage of Sales	22%	30%	34%

In 2009, sales in the Industrial segment decreased by 32 percent, with declines in all regions. Sales declined by 32 percent in the Americas, 40 percent in Europe (36 percent at consistent exchange rates) and 21 percent in Asia Pacific. Although still below the prior year, sales improved in the fourth quarter of 2009 as compared to earlier quarters.
In 2009, operating earnings in the Industrial segment were $68 million, or 22 percent of sales in 2009 as compared to $138 million, or 30 percent the prior year. One percentage point of the change in operating earnings is attributable to unfavorable currency translation and 4 percentage points of the change in operating earnings is attributable to greater unabsorbed manufacturing costs. The favorable effects of reductions in product cost, mix and price partially offset the effects of volume on operating earnings.
In 2008, sales in the Industrial segment increased by 4 percent, with sales growth in all regions. Sales in the Americas increased 3 percent. Sales in Europe grew by 7 percent, including 5 percentage points related to favorable currency translation rates. The sales growth in Asia Pacific was 2 percent and the effect of currency translation was not significant.
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

Contractor
The following table presents net sales, components of net sales change and operating earnings for the Contractor segment (dollars in millions).

	2009	2008	2007
Sales
Americas	$133	$165	$211
Europe	50	77	71
Asia Pacific	25	25	25

Total	$208	$267	$307

Components of Net Sales Change
Volume and Price	(23)%	(15)%	(6)%
Acquisitions	3%	1%	—%
Currency	(2)%	1%	2%

Total	(22)%	(13)%	(4)%

Operating Earnings as a Percentage of Sales	14%	18%	27%

In 2009, sales in the Contractor segment decreased by 22 percent, with declines of 19 percent and 35 percent (31 percent at consistent exchange rates) in the Americas and Europe, respectively. Sales in Asia Pacific were steady compared to last year. In the Americas, sales declined in both the professional paint store and home center channels.
In 2009, operating earnings in the Contractor segment were $29 million or 14 percent of sales in 2009 as compared to $47 million or 18 percent the prior year. One percentage point of the change in operating earnings is attributable to unfavorable currency translation and 2 percentage points of the change is attributable to greater unabsorbed manufacturing costs in 2009. The favorable effects of reductions in product cost, mix and price partially offset the effects of volume on operating earnings.
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
In 2008, operating earnings in the Contractor segment declined by 42 percent. Approximately $12 million of incremental cost and expense relates to the production and launch of new paint sprayer lines into existing and new paint store and home center outlets. Operating earnings were also affected by increased product development spending, costs of the workforce reduction, costs and lower profit levels of the acquired business and unabsorbed manufacturing costs.
In this segment, sales in the Americas and Europe are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro.

Lubrication
The following table presents net sales, components of net sales change and operating earnings for the Lubrication segment (dollars in millions).

	2009	2008	2007
Sales
Americas	$47	$71	$76
Europe	4	8	7
Asia Pacific	7	9	7

Total	$58	$88	$90

Components of Net Sales Change
Volume and Price	(33)%	(4)%	(2)%
Acquisitions	—%	1%	14%
Currency	(1)%	—%	1%

Total	(34)%	(3)%	13%

Operating Earnings as a Percentage of Sales	(5)%	14%	10%

In 2009, sales in the Lubrication segment decreased by 34 percent, with declines of 34 percent in the Americas, 45 percent (44 percent at consistent exchange rates) in Europe and 26 percent (27 percent at consistent exchange rates) in Asia Pacific, with declines in both the petroleum management and industrial lubrication channels.
In 2009, the operating loss in the Lubrication segment was $3 million or 5 percent of sales in 2009 as compared to operating earnings of $12 million or 14 percent of sales the prior year. The segment continued to invest in new product development and growth in international commercial capabilities, but was severely affected by low volumes and unabsorbed manufacturing costs.
In 2008, sales in the Lubrication segment decreased by 3 percent. Although sales in the Americas decreased by 7 percent, sales in Europe and Asia Pacific grew by 13 percent and 34 percent, respectively. Sales in the Americas reflected sales declines in the petroleum management product line. Sales growth in Europe and Asia Pacific is attributed to additional sales and marketing resources, new distribution and growth in industrial lubrication products in Asia Pacific.
In 2008, operating earnings in the Lubrication segment increased by 35 percent. Improvement in operating profitability is related to the integration and consolidation of Lubrication activities in Anoka, Minnesota in 2007. The Lubrication segment incurred costs in 2008 related to the workforce reduction, unabsorbed manufacturing costs and higher investment in new product development.
The Americas represent the substantial majority of sales for the Lubrication segment and indicators in that region are the most important. The indicators used by management include levels of capital investment, industrial production and gross domestic product.
Unallocated corporate
(in millions)

	2009	2008	2007
Unallocated corporate (expense)	$(20)	$(11)	$(11)
Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions. In 2009, unallocated corporate included $9 million related to the non-service cost portion of pension expense and $9 million of stock compensation.
In 2008, unallocated corporate included $9 million of stock compensation and $2 million of contributions to the Company’s charitable foundation.

Financial Condition
Working Capital. The following table highlights several key measures of asset performance (dollars in millions).

	2009	2008
Working capital	$85	$139
Current ratio	1.8	2.2
Days of sales in receivables outstanding	63	57
Inventory turnover (LIFO)	3.9	4.4
The Company’s financial condition and cash flows from operations remain strong. Cash flows from operations totaled $147 million in 2009. The primary uses of cash included repayment of debt of $100 million, dividends of $45 million, capital expenditures of $11 million and a contribution of $15 million into the funded pension plan. Accounts receivable decreased by $27 million due mostly to lower sales during the year as compared to the prior year. Inventories decreased by $33 million.
In 2008, the Company used cash for capital expenditures of $29 million, acquisitions of $55 million, dividends of $45 million and share repurchases of $115 million. Accounts receivable decreased by $13 million (9 percent) due mostly to lower sales in the fourth quarter of 2008 compared to the same period in the prior year. Inventories increased $17 million, including $8 million from acquired operations and increases to support new distribution initiatives internationally.
Capital Structure. At December 25, 2009, the Company’s capital structure included current debt of $12 million, long-term debt of $86 million and shareholders’ equity of $210 million.
Shareholders’ equity increased by $42 million in 2009. The key components of changes in shareholders’ equity include current year earnings of $49 million and other comprehensive income of $23 million (mostly due to improvements in the funded status of pension obligations); reduced by $46 million of dividends declared.
Liquidity and Capital Resources. At December 25, 2009, the Company had various lines of credit totaling $272 million, including a $250 million, five year credit facility entered into in 2007 and $22 million with foreign banks. At year-end, long-term debt outstanding was $86 million. The unused portion of committed credit lines was $175 million at year-end. In addition, the Company has unused, uncommitted lines of credit totaling $12 million. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2010, including its capital expenditure plan of approximately $15 million, planned dividends (estimated at $48 million) and acquisitions.
In December 2009, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.76 to $0.80 per share, a 5 percent increase.
Cash Flow
A summary of cash flow follows (in millions):

	2009	2008	2007
Operating Activities	$147	$162	$177
Investing Activities	(13)	(85)	(38)
Financing Activities	(139)	(71)	(138)
Effect of exchange rates on cash	(2)	1	(2)

Net cash provided (used)	(7)	7	(1)

Cash and cash equivalents at year-end	$5	$12	$5

Cash Flows Provided by Operating Activities. During 2009, $147 million was generated from operating cash flows, compared to $162 million in 2008. The effect of lower net earnings on cash flow was partially offset by cash provided by decreases in accounts receivable and inventory of $28 million and $33 million, respectively.
During 2008, $162 million was generated from operating cash flows, compared to $177 million in 2007. Although net earnings decreased by $32 million in 2008 as compared to the prior year, non-cash items such as depreciation and amortization, deferred income taxes and share-based compensation totaled $42 million, an increase of $10 million as compared to the prior year.

Cash Flows Used in Investing Activities. During 2009, cash was used to fund $11 million of additions to property, plant and equipment. During 2008, cash was used to fund $55 million for business acquisitions and $29 million of additions to property, plant and equipment.
Cash Flows Used in Financing Activities. During 2009, $139 million was used in financing activities as compared to $71 million in 2008. Net payments on borrowings totaled $100 million. Cash dividends paid totaled $45 million, consistent with the prior year. During 2008, net borrowings totaled $72 million and cash was used for share repurchases totaling $115 million.
In September 2009, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2012 and the entire 6 million shares remain available under this authorization as of December 25, 2009. Although the Company decided to suspend share repurchases in the fourth quarter of 2008, the Company may make opportunistic share repurchases in the future.
Off-Balance Sheet Arrangements and Contractual Obligations. As of December 25, 2009, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 25, 2009. The Company has also guaranteed the debt of its subsidiaries for up to $30 million. All debt of subsidiaries is reflected in the consolidated balance sheets.
The total liability for uncertain tax positions at December 25, 2009 was approximately $3 million. The Company is not able to reasonably estimate the timing of future payments relating to non-current unrecognized tax benefits.

	Payments due by period (in millions)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt	$86	$—	$86	$—	$—
Operating leases	4	2	1	—	1
Purchase obligations[1]	35	35	—	—	—
Interest on long-term debt	2	1	1	—	—
Fixed rate payments on interest swaps	4	4	—	—	—
Unfunded pension and postretirement medical benefits[2]	28	3	5	5	15

Total	$159	$45	$93	$5	$16

[1]	The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

[2]	The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance. The Company expects that no contribution to the funded pension plan will be required in 2010.
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
Sales Returns. An allowance is established for possible returns of products from distributors. The written agreements with distributors typically limit the amount that may be returned. In its arrangements with certain home center customers, the Company may agree to accept returns from the retailer’s end-user customers. The amount of the allowance for sales returns is an estimate, which is based on the historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors.

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
Self-Insured Retentions. The Company purchases insurance for products liability, workers compensation and employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established liabilities for potential uninsured claims, including estimated costs and legal fees. The Company employs actuaries to assist in evaluating its potential uninsured claims and then considers factors such as known outstanding claims, historical experience, sales trends and other relevant factors in setting the liabilities. Though management considers these balances adequate, a substantial change in the number and/or severity of claims would result in materially different amounts for this item.
Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet using statutory rates in effect for the year in which the differences are expected to reverse. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Liabilities for uncertain tax positions are also established for potential and ongoing audits of federal, state and international issues. The Company routinely monitors the potential impact of such situations and believes that liabilities are properly stated. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory rates, the Company’s future taxable income levels and the results of tax audits.
Retirement Obligations. The measurements of the Company’s pension and postretirement medical obligations are dependent on a number of assumptions including estimates of the present value of projected future payments, taking into consideration future events such as salary increase and demographic experience. These assumptions may have an impact on the expense and timing of future contributions.
The assumptions used in developing the required estimates for pension obligations include discount rate, inflation, salary increases, retirement rates, expected return on plan assets and mortality rates. The assumptions used in developing the required estimates for postretirement medical obligations include discount rates, rate of future increase in medical costs and participation rates.

For U.S. plans, the Company establishes its discount rate assumption by reference to the “Citigroup Pension Liability Index”, a published index commonly used as a benchmark. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company maintained its investment return assumption at 8.5 percent for 2010. Mortality rates are based on a common group mortality table for males and females.
Net pension cost in 2009 was $15 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 25, 2009, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(15)	$2
Expected return on assets	—	1
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued a new accounting standard that established a consistent framework for measuring fair value and expanded disclosures on fair market value measurements. It was effective for the Company starting in fiscal 2008 for financial assets and liabilities. With respect to non-financial assets and liabilities, it was effective for the Company starting in fiscal 2009. The adoption of this standard as it pertains to non-financial assets and liabilities had no significant impact on the consolidated financial statements.
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
The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 25, 2009, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, British pound and various Asian currencies. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2008 results, the stronger U.S. dollar versus other currencies decreased sales and net earnings. For the year ended December 25, 2009, the impact of currency translation resulted in a calculated decrease in net sales and net earnings of approximately $10 million and $4 million, respectively. For the year ended December 26, 2008, the calculated impact of currency translation resulted in an increase in net sales and net earnings of approximately $12 million and $4 million, respectively.
In 2007 the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings under the Company’s primary credit facility. The contracts fix the rates at approximately 4.7 percent through 2010.
2010 Outlook
Management believes that economic conditions will continue to present a challenging operating environment in the coming year. The Company will continue to closely manage working capital, headcount, discretionary spending and capital expenditures.

The Company has continued to invest in new product engineering and in development of global commercial capabilities, and expects to see growth through the launch of new products and expanded distribution coverage around the world in the coming year. The Company expects those investments will allow the Company to grow with the recovery and to deliver strong incremental operating margins. The Company will pursue strategic acquisitions to expand product offerings and to leverage current technologies in new markets and channels.
The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. Although the strength of the recovery is uncertain and may be uneven, the Company believes that many key end markets will gradually improve throughout 2010. In addition to economic growth, the sales outlook is dependent on many factors, including the successful launch of new products, expanding distribution coverage, realization of price increases and stable foreign currency exchange rates.
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
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, this Annual Report on Form 10-K for fiscal year 2009 for a more comprehensive discussion of these and other risk factors.
Investors should realize that factors other than those identified above and in Item 1A and Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.
Item 8. Financial Statements and Supplementary Data

Page
• Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities)	12
• Management’s Report on Internal Control Over Financial Reporting	27
• Reports of Independent Registered Public Accounting Firm	28
• Consolidated Statements of Earnings for fiscal years 2009, 2008 and 2007	30
• Consolidated Statements of Comprehensive Income for fiscal years 2009, 2008 and 2007	30
• Consolidated Balance Sheets for fiscal years 2009 and 2008	31
• Consolidated Statements of Cash Flows for fiscal years 2009, 2008 and 2007	32
• Consolidated Statements of Shareholders’ Equity for fiscal years 2009, 2008 and 2007	33
• Notes to Consolidated Financial Statements	34

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 25, 2009.
The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota
We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2009, of the Company and our report dated February 15, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 15, 2010

Consolidated Financial Statements
To the Shareholders and Board of Directors of
Graco Inc.
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 25, 2009 and December 26, 2008, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 25, 2009 and December 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 15, 2010

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)

	Years Ended
	December 25,	December 26,	December 28,
	2009	2008	2007
Net Sales	$579,212	$817,270	$841,339
Cost of products sold	286,396	385,093	393,913

Gross Profit	292,816	432,177	447,426
Product development	37,538	36,558	30,277
Selling, marketing and distribution	115,550	138,665	124,508
General and administrative	65,261	69,589	60,161

Operating Earnings	74,467	187,365	232,480
Interest expense	4,854	7,633	3,433
Other expense, net	946	1,153	211

Earnings Before Income Taxes	68,667	178,579	228,836
Income taxes	19,700	57,700	76,000

Net Earnings	$48,967	$120,879	$152,836

Basic Net Earnings per Common Share	$0.82	$2.01	$2.35

Diluted Net Earnings per Common Share	$0.81	$1.99	$2.32

Cash Dividends Declared per Common Share	$0.77	$0.75	$0.68
See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 25,	December 26,	December 28,
	2009	2008	2007
Net Earnings	$48,967	$120,879	$152,836
Other comprehensive income (loss)
Cumulative translation adjustment	234	(1,105)	108
Pension and postretirement medical liability adjustment	34,576	(102,741)	(875)
Gain (loss) on interest rate hedge contracts	1,214	(3,236)	(1,700)
Income taxes	(13,263)	39,290	895

Other comprehensive income (loss)	22,761	(67,792)	(1,572)

Comprehensive Income	$71,728	$53,087	$151,264

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 25,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$5,412	$12,119
Accounts receivable, less allowances of $6,500 and $6,600	100,824	127,505
Inventories	58,658	91,604
Deferred income taxes	20,380	23,007
Other current assets	3,719	6,360

Total current assets	188,993	260,595

Property, Plant and Equipment, net	139,053	149,754
Goodwill	91,740	91,740
Other Intangible Assets, net	40,170	52,231
Deferred Income Taxes	8,372	18,919
Other Assets	8,106	6,611

Total Assets	$476,434	$579,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$12,028	$18,311
Trade accounts payable	17,983	18,834
Salaries and incentives	14,428	17,179
Dividends payable	12,003	11,312
Other current liabilities	47,373	55,524

Total current liabilities	103,815	121,160

Long-term Debt	86,260	180,000
Retirement Benefits and Deferred Compensation	73,705	108,656
Uncertain Tax Positions	3,000	2,400
Commitments and Contingencies (Note K)

Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 59,999,158 and 59,516,201 shares outstanding in 2009 and 2008	59,999	59,516
Additional paid-in-capital	190,261	174,161
Retained earnings	11,121	8,445
Accumulated other comprehensive income (loss)	(51,727)	(74,488)

Total shareholders’ equity	209,654	167,634

Total Liabilities and Shareholders’ Equity	$476,434	$579,850

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 25,	December 26,	December 28,
	2009	2008	2007
Cash Flows From Operating Activities
Net earnings	$48,967	$120,879	$152,836
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, amortization and impairment	35,140	35,495	28,665
Deferred income taxes	(69)	(160)	(1,590)
Share-based compensation	9,369	9,051	8,583
Excess tax benefit related to share-based payment arrangements	(375)	(2,873)	(4,508)
Change in
Accounts receivable	28,420	14,965	(1,844)
Inventories	32,663	(9,937)	2,045
Trade accounts payable	(701)	(6,806)	(2,314)
Salaries and incentives	(2,893)	(3,169)	(6,527)
Retirement benefits and deferred compensation	(848)	(2,672)	(2,290)
Other accrued liabilities	(2,838)	5,658	4,666
Other	(303)	2,047	(625)

Net cash provided by operating activities	146,532	162,478	177,097

Cash Flows From Investing Activities
Property, plant and equipment additions	(11,463)	(29,102)	(36,869)
Proceeds from sale of property, plant and equipment	770	1,768	296
Investment in life insurance	(1,499)	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(602)	(1,327)	(85)
Acquisition of businesses, net of cash acquired	—	(55,186)	—

Net cash used in investing activities	(12,794)	(85,346)	(38,157)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(6,385)	(1,329)	(312)
Borrowings on long-term line of credit	77,996	242,849	158,351
Payments on long-term line of credit	(171,736)	(169,909)	(51,295)
Excess tax benefit related to share-based payment arrangements	375	2,873	4,508
Common stock issued	6,571	13,701	24,055
Common stock retired	(187)	(114,836)	(230,412)
Cash dividends paid	(45,444)	(44,702)	(43,188)

Net cash used in financing activities	(138,810)	(71,353)	(138,293)

Effect of exchange rate changes on cash	(1,635)	1,418	(1,596)

Net increase (decrease) in cash and cash equivalents	(6,707)	7,197	(949)
Cash and Cash Equivalents
Beginning of year	12,119	4,922	5,871

End of year	$5,412	$12,119	$4,922

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Years Ended
	December 25,	December 26,	December 28,
	2009	2008	2007
Common Stock
Balance, beginning of year	$59,516	$61,964	$66,805
Shares issued	491	645	1,077
Shares retired	(8)	(3,093)	(5,918)

Balance, end of year	59,999	59,516	61,964

Additional Paid-In Capital
Balance, beginning of year	174,161	156,420	130,621
Shares issued	6,080	13,056	24,093
Stock compensation cost	9,369	9,051	8,583
Tax benefit related to stock options exercised	674	3,473	5,808
Restricted stock cancelled (issued)	—	254	(1,115)
Shares retired	(23)	(8,093)	(11,570)

Balance, end of year	190,261	174,161	156,420

Retained Earnings
Balance, beginning of year	8,445	32,986	138,702
Net earnings	48,967	120,879	152,836
Dividends declared	(46,135)	(44,539)	(43,609)
Shares retired	(156)	(100,881)	(214,943)

Balance, end of year	11,121	8,445	32,986

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(74,488)	(6,696)	(5,124)
Other comprehensive income (loss)	22,761	(67,792)	(1,572)

Balance, end of year	(51,727)	(74,488)	(6,696)

Total Shareholders’ Equity	$209,654	$167,634	$244,674

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 25, 2009, December 26, 2008 and December 28, 2007
A. Summary of Significant Accounting Policies
Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 25, 2009, December 26, 2008 and December 28, 2007, were 52-week years.
Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 25, 2009, all subsidiaries are 100 percent owned.
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
Other Current Assets. Amounts included in other current assets were (in thousands):

	2009	2008
Prepaid income taxes	$1,928	$4,534
Prepaid expenses and other	1,791	1,826

Total	$3,719	$6,360

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
Intangible Assets. Goodwill has been assigned to reporting units, which are the Company’s divisions. The amounts of goodwill for each reportable segment were (in thousands):

	2009	2008
Industrial	$59,511	$59,511
Contractor	12,732	12,732
Lubrication	19,497	19,497

Total	$91,740	$91,740

Components of other intangible assets were (dollars in thousands):

	Estimated			Foreign
	Life		Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
December 25, 2009
Customer relationships	3-8	$41,075	$(18,655)	$(181)	$22,239
Patents, proprietary technology and product documentation	3-10	22,862	(13,708)	(87)	9,067
Trademarks, trade names and other	3-10	8,154	(2,470)	—	5,684

		72,091	(34,833)	(268)	36,990
Not Subject to Amortization Brand names		3,180	—	—	3,180

Total		$75,271	$(34,833)	$(268)	$40,170

December 26, 2008
Customer relationships	3-8	$41,075	$(12,470)	$(181)	$28,424
Patents, proprietary technology and product documentation	3-15	23,780	(11,290)	(87)	12,403
Trademarks, trade names and other	3-10	5,514	(3,908)	(12)	1,594

		70,369	(27,668)	(280)	42,421
Not Subject to Amortization Brand names		9,810	—	—	9,810

Total		$80,179	$(27,668)	$(280)	$52,231

Amortization of intangibles was $12.3 million in 2009 and $10.5 million in 2008. Estimated future annual amortization is as follows: $11.8 million in 2010, $10.7 million in 2011, $8.8 million in 2012, $4.1 million in 2013 and $1.6 million thereafter.
In 2009, the useful life of certain brand names was determined to be no longer indefinite. After impairment charges totaling $0.5 million, reflected above as a reduction of cost, the remaining cost of such brand names, totaling $6.1 million, is being amortized over a three-year period. In 2008, the Company recorded impairment charges totaling $3.6 million, primarily due to reduced expectations with respect to future sales of certain branded products within the industrial segment. Impairment charges in 2008 were reflected above as reductions of cost, reducing brand names by $3.1 million, customer relationships by $0.3 million and proprietary technology by $0.2 million.
Other Assets. Components of other assets were (in thousands):

	2009	2008
Cash surrender value of life insurance	$4,409	$2,678
Capitalized software	945	1,436
Deposits and other	2,752	2,497

Total	$8,106	$6,611

The Company paid $1.5 million in 2009 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2009, 2008 and 2007.
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
Other Current Liabilities. Components of other current liabilities were (in thousands):

	2009	2008
Accrued self-insurance retentions	$7,785	$7,896
Accrued warranty and service liabilities	7,437	8,033
Accrued trade promotions	2,953	9,001
Payable for employee stock purchases	5,115	5,473
Income taxes payable	1,550	904
Other	22,533	24,217

Total	$47,373	$55,524

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
Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2009	2008
Balance, beginning of year	$8,033	$7,084
Charged to expense	4,548	6,793
Margin on parts sales reversed	2,876	3,698
Reductions for claims settled	(8,020)	(9,542)

Balance, end of year	$7,437	$8,033

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
In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $3.0 million in 2009 and $0.9 million in 2008.
The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense, net. There were seven contracts outstanding as of December 25, 2009, with notional amounts totaling $16 million. There were 62 contracts outstanding during all or part of 2009, with net losses of $1.5 million offsetting $0.9 million of exchange gains on net monetary positions, included in other expense, net. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.
The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	2009	2008
Gain (loss) on interest rate hedge contracts	Other current liabilities	$(3,722)	$(4,936)

Gain (loss) on foreign currency forward contracts
Gains		$207	$1,868
Losses		(249)	(670)

Net	Accounts receivable		$1,198

	Other current liabilities	$(42)

The Company may periodically hedge other anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. There were no gains or losses on such transactions in 2009, 2008 and 2007, and there were no such transactions outstanding as of December 25, 2009, and December 26, 2008.
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued a new accounting standard that established a consistent framework for measuring fair value and expanded disclosures on fair market value measurements. It was effective for the Company starting in fiscal 2008 for financial assets and liabilities. With respect to non-financial assets and liabilities, it was effective for the Company starting in fiscal 2009. The adoption of this standard as it pertains to non-financial assets and liabilities had no significant impact on the consolidated financial statements.

Subsequent Events. The company has evaluated subsequent events through the time the financial statements were approved for issuance on February, 15, 2010.
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

Reportable Segments (in thousands)	2009	2008	2007
Net Sales
Industrial	$312,935	$462,941	$444,725
Contractor	208,544	266,772	306,703
Lubrication	57,733	87,557	89,911

Total	$579,212	$817,270	$841,339

Operating Earnings
Industrial	$68,310	$138,240	$152,278
Contractor	28,952	47,156	81,528
Lubrication	(2,907)	12,475	9,252
Unallocated corporate (expense)	(19,888)	(10,506)	(10,578)

Total	$74,467	$187,365	$232,480

Unallocated corporate is not included in management’s measurement of segment performance and includes such items as stock compensation, bad debt expense, charitable contributions and certain other charges or credits driven by corporate decisions. In 2009, unallocated corporate also included $9.4 million related to the non-service portion of pension expense.

Geographic Information (in thousands)	2009	2008	2007
Net sales (based on customer location)
United States	$279,814	$384,221	$434,012
Other countries	299,398	433,049	407,327

Total	$579,212	$817,270	$841,339

Long-lived assets
United States	122,035	132,036
Other countries	17,018	17,718

Total	$139,053	$149,754

Sales to Major Customers
There were no customers that accounted for 10 percent or more of consolidated sales in 2009, 2008 or 2007.

C. Inventories
Major components of inventories were as follows (in thousands):

	2009	2008
Finished products and components	$36,665	$50,703
Products and components in various stages of completion	22,646	24,938
Raw materials and purchased components	31,826	51,348

	91,137	126,989
Reduction to LIFO cost	(32,479)	(35,385)

Total	$58,658	$91,604

Inventories valued under the LIFO method were $36.7 million for 2009 and $58.1 million for 2008. All other inventory was valued on the FIFO method.
Certain inventory quantities were reduced in 2009, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.
D. Property, Plant and Equipment
Property, plant and equipment were as follows (in thousands):

	2009	2008
Land and improvements	$10,303	$10,303
Buildings and improvements	102,222	101,445
Manufacturing equipment	188,225	177,044
Office, warehouse and automotive equipment	31,442	31,619
Additions in progress	2,248	6,318

Total property, plant and equipment	334,440	326,729
Accumulated depreciation	(195,387)	(176,975)

Net property, plant and equipment	$139,053	$149,754

Depreciation expense was $21.7 million in 2009, $20.9 million in 2008 and $19.5 million in 2007.
E. Income Taxes
Earnings before income tax expense consist of (in thousands):

	2009	2008	2007
Domestic	$55,749	$159,972	$203,795
Foreign	12,918	18,607	25,041

Total	$68,667	$178,579	$228,836

Income tax expense consists of (in thousands):

	2009	2008	2007
Current
Domestic
Federal	$17,002	$50,483	$67,255
State and local	(133)	2,300	4,600
Foreign	2,953	4,741	6,023

	19,822	57,524	77,878

Deferred
Domestic	(448)	(436)	(1,874)
Foreign	326	612	(4)

	(122)	176	(1,878)

Total	$19,700	$57,700	$76,000

Income taxes paid were $15.3 million, $55.8 million and $74.6 million in 2009, 2008 and 2007.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2009	2008	2007
Statutory tax rate	35%	35%	35%
Earnings from non-U.S. sales at lower tax rates	(1)	(1)	(1)
State taxes, net of federal effect	—	1	2
U.S. general business tax credits	(3)	(1)	(1)
Domestic production deduction	(2)	(2)	(2)

Effective tax rate	29%	32%	33%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows (in thousands):

	2009	2008
Inventory valuations	$7,532	$8,723
Self-insurance retention accruals	2,403	2,356
Warranty reserves	2,370	2,628
Vacation accruals	2,025	2,036
Bad debt reserves	1,730	1,858
Stock compensation	2,000	2,000
Interest rate swaps	1,397	1,827
Other	923	1,579

Total Current	20,380	23,007

Unremitted earnings of consolidated foreign subsidiaries	(1,800)	(1,900)
Excess of tax over book depreciation	(22,114)	(22,307)
Pension liability	16,951	29,751
Postretirement medical	7,587	7,932
Stock compensation	5,947	3,864
Deferred compensation	833	806
Other	968	773

Total Non-current	8,372	18,919

Net deferred tax assets	$28,752	$41,926

Total deferred tax assets were $65.1 million and $78.6 million, and total deferred tax liabilities were $36.3 million and $36.7 million on December 25, 2009, and December 26, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.
F. Debt
In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. This credit facility provides $250 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization). The weighted average interest rate on borrowings against the credit facility was 0.6 percent as of December 25, 2009. The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.
On December 25, 2009, the Company had $272 million in lines of credit, including the $250 million in committed credit facilities described above and $22 million with foreign banks. The unused portion of committed credit lines was $175 million as of December 25, 2009. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $12 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average cost of borrowing (including the effect of interest rate swaps) was 3.3 percent, 3.9 percent and 5.3 percent for the years ended December 25, 2009, December 26, 2008 and December 28, 2007. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.
The Company is in compliance with all financial covenants of its debt agreements.
Interest paid on debt during 2009, 2008 and 2007 was $4.8 million, $8.1 million and $2.6 million.
G. Shareholders’ Equity
At December 25, 2009, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.
The Company maintains a plan in which one preferred share purchase right (Right) exists for each common share of the Company. Each Right will entitle its holder to purchase one four-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $180, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock. The Rights expire in March 2010 and may be redeemed earlier by the Board of Directors for $.001 per Right. In February 2010, the Board of Directors approved a new share rights plan with features similar to the expiring plan, effective March 2010.
Components of accumulated other comprehensive income (loss) were (in thousands):

	2009	2008
Pension and postretirement medical liability adjustment	$(48,560)	$(70,322)
Gain (loss) on interest rate hedge contracts	(2,344)	(3,109)
Cumulative translation adjustment	(823)	(1,057)

Total	$(51,727)	$(74,488)

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $287,000 in 2009, $280,000 in 2008 and $31,000 in 2007. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 14,952 shares in 2009, 10,228 shares in 2008 and 10,338 shares in 2007. The expense related to this arrangement is not significant.
Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Outstanding, December 29, 2006	3,956	$24.79	2,272	$16.94
Granted	1,037	40.08
Exercised	(836)	19.96
Canceled	(378)	38.98

Outstanding, December 28, 2007	3,779	$28.63	2,228	$21.41
Granted	819	35.56
Exercised	(419)	16.60
Canceled	(224)	38.81

Outstanding, December 26, 2008	3,955	$30.77	2,186	$24.98
Granted	1,180	20.74
Exercised	(164)	10.59
Canceled	(158)	31.57

Outstanding, December 25, 2009	4,813	$28.98	2,445	$28.38

The following table summarizes information for options outstanding and exercisable at December 25, 2009 (in thousands, except per share and contractual term amounts):

		Options
		Outstanding
		Weighted Avg.	Options		Options
		Remaining	Outstanding		Exercisable
Range of	Options	Contractual Term	Weighted Avg.	Options	Weighted Avg.
Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price
$9-20	830	2	$14.55	825	$14.54
20-30	1,582	8	22.58	427	27.42
30-40	1,508	7	36.37	627	35.60
40-49	893	6	41.22	566	41.25

$9-49	4,813	6	$28.98	2,445	$28.38

The aggregate intrinsic value of exercisable option shares was $13.8 million as of December 25, 2009, with a weighted average contractual term of 4.2 years. There were approximately 4.8 million vested share options and share options expected to vest as of December 25, 2009, with an aggregate intrinsic value of $24.3 million, a weighted average exercise price of $28.98 and a weighted average contractual term of 6.3 years.
Information related to options exercised follows (in thousands):

	2009	2008	2007
Cash received	$1,733	$6,950	$16,688
Aggregate intrinsic value	2,173	8,734	17,465
Tax benefit realized	800	3,100	6,500

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 312,424 shares under this Plan in 2009, 216,047 shares in 2008 and 202,096 shares in 2007.
Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

		Available for Future
	Total Shares	Issuance as of
	Authorized	December 25, 2009
Stock Incentive Plan (2006)	7,375	2,166
Employee Stock Purchase Plan (2006)	2,000	1,472

Total	9,375	3,638

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 25, 2009, include options granted under three plans that were replaced by the Stock Incentive Plan in 2001 and 2006. No shares are available for future grants under those plans.
Share-based Compensation. The Company recognized share-based compensation cost of $9.4 million in 2009, $9.1 million in 2008 and $8.6 million in 2007, which reduced net income by $7.3 million, or $0.12 per weighted common share in 2009, $6.7 million, or $0.11 per weighted common share in 2008 and $6.4 million, or $0.10 per weighted common share in 2007. As of December 25, 2009, there was $7.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2009	2008	2007
Expected life in years	6.0	6.0	5.6
Interest rate	2.1%	3.2%	4.2%
Volatility	30.1%	25.1%	25.1%
Dividend yield	3.7%	2.1%	1.7%
Weighted average fair value per share	$4.27	$8.28	$10.55
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

	2009	2008	2007
Expected life in years	1.0	1.0	1.0
Interest rate	0.7%	1.5%	4.9%
Volatility	51.5%	27.1%	24.4%
Dividend yield	4.5%	2.1%	1.6%
Weighted average fair value per share	$5.60	$8.14	$9.79

I. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2009	2008	2007
Net earnings available to common shareholders	$48,967	$120,879	$152,836

Weighted average shares outstanding for basic earnings per share	59,865	60,264	65,043
Dilutive effect of stock options computed based on the treasury stock method using the average market price	364	571	941

Weighted average shares outstanding for diluted earnings per share	60,229	60,835	65,984

Basic earnings per share	$0.82	$2.01	$2.35
Diluted earnings per share	$0.81	$1.99	$2.32
Stock options to purchase 2.4 million, 2.9 million and 1.1 million shares were not included in the 2009, 2008 and 2007 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.
J. Retirement Benefits
The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $2.7 million in 2009, $3.1 million in 2008 and $3.0 million in 2007.
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
Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in common stocks and bonds, including the Company’s common stock. Target allocations for plan assets are 80 percent equity securities, 15 percent fixed income securities and 5 percent real estate investments. Plan assets by category and fair value measurement level as of December 25, 2009 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Equity
Graco common stock	$10,448	$10,448	$—	$—
U.S. Large Cap	58,836	21,597	37,239	—
U.S. Small Cap	24,465	24,465	—	—
International	28,731	2,063	26,668	—

Total Equity	122,480	58,573	63,907	—
Fixed income	35,967	25,305	10,662	—
Real estate and other	7,642	956	—	6,686

Total	$166,089	$84,834	$74,569	$6,686

Levels within fair value hierarchy:
Level 1 — based on quoted prices in active markets for identical assets
Level 2 — based on significant observable inputs
Level 3 — based on significant unobservable inputs

The Company uses a year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 25, 2009, and December 26, 2008, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2009	2008	2009	2008
Change in benefit obligation
Obligation, beginning of year	$215,154	$202,182	$23,782	$23,596
Service cost	4,718	4,968	565	557
Interest cost	12,305	12,223	1,313	1,381
Actuarial loss (gain)	(4,961)	4,960	(848)	393
Plan amendments	—	514	—	385
Exchange rate changes	210	(317)	—	—
Benefit payments	(9,229)	(9,376)	(2,086)	(2,530)

Obligation, end of year	$218,197	$215,154	$22,726	$23,782

Change in plan assets
Fair value, beginning of year	$128,720	$215,378	$—	$—
Actual return on assets	30,757	(78,935)	—	—
Employer contributions	15,841	1,653	2,086	2,530
Benefit payments	(9,229)	(9,376)	(2,086)	(2,530)

Fair value, end of year	$166,089	$128,720	$—	$—

Funded status	$(52,108)	$(86,434)	$(22,726)	$(23,782)

Amounts recognized in consolidated balance sheets
Current liabilities	$672	$726	$2,006	$2,222
Non-current liabilities	51,436	85,708	20,720	21,560

Total liabilities	$52,108	$86,434	$22,726	$23,782

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $202 million for 2009 and $195 million for 2008. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2009	2008
Projected benefit obligation	$218,197	$215,154
Accumulated benefit obligation	201,628	195,307
Fair value of plan assets	166,089	128,720
The components of net periodic benefit cost for the plans for 2009, 2008 and 2007 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2009	2008	2007	2009	2008	2007
Service cost-benefits earned during the period	$4,718	$4,968	$5,618	$565	$557	$537
Interest cost on projected benefit obligation	12,305	12,223	11,504	1,313	1,381	1,345
Expected return on assets	(10,857)	(18,981)	(18,795)	—	—	—
Early retirement incentives	—	530	—	—	385	—
Amortization of prior service cost (credit)	183	232	244	(658)	(658)	(739)
Amortization of net loss (gain)	8,757	176	236	598	641	811
Cost of pension plans which are not significant and have not adopted SFAS No. 87	73	136	478	N/A	N/A	N/A

Net periodic benefit cost (credit)	$15,179	$(716)	$(715)	$1,818	$2,306	$1,954

Amounts recognized in other comprehensive (income) loss in 2009 and 2008 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2009	2008	2009	2008
Prior service cost (credit) arising during the period	$—	$514	$—	$385
Net loss (gain) arising during the period	(24,848)	102,755	(848)	393
Amortization of prior service credit (cost)	(183)	(232)	658	658
Amortization of net gain (loss)	(8,757)	(706)	(598)	(1,026)

Total	$(33,788)	$102,331	$(788)	$410

Amounts included in accumulated other comprehensive (income) loss as of December 25, 2009 and December 26, 2008, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2009	2008	2009	2008
Prior service cost (credit)	$251	$431	$(5,074)	$(5,732)
Net loss	73,994	107,605	7,907	9,352

Net before income taxes	74,245	108,036	2,833	3,620
Income taxes	(27,470)	(39,995)	(1,048)	(1,338)

Net	$46,775	$68,041	$1,785	$2,282

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2010 were as follows (in thousands):

		Postretirement
	Pension	Medical
	Benefits	Benefits
Prior service cost (credit)	$113	$(658)
Net loss (gain)	5,868	569

Net before income taxes	5,981	(89)
Income taxes	(2,213)	33

Net	$3,768	$(56)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2009	2008	2009	2008
Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	3.8%	3.8%	N/A	N/A
Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2009	2008	2007	2009	2008	2007
Discount rate	6.0%	6.2%	5.7%	6.0%	6.3%	5.8%
Expected return on assets	8.5%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.8%	N/A	N/A	N/A
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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company. In 2006, the annual cost increase limitation was changed to 5 percent for 2007, 4 percent for 2008 and 3 percent thereafter. In 2007, the Company made changes in the administration of the plan to facilitate compliance with the cost limitation provisions. The Company also amended the plan to remove the 30-year service cap applied to the calculation of service-based credits provided to future retirees for postretirement health care costs. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 9 percent for 2010, decreasing ratably each year to a constant rate of 4.5 percent in 2025 and thereafter, subject to the plan’s annual increase limitation.
At December 25, 2009, a one percent change in assumed health care cost trend rates would have no significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.
The Company expects to contribute $0.7 million to its unfunded pension plans and $2.0 million to the postretirement medical plan in 2010. The Company expects that no contribution to the funded pension plan will be required in 2010. Estimated future benefit payments are as follows (in thousands):

		Postretirement
	Pension	Medical
	Benefits	Benefits
2010	$9,873	$2,006
2011	10,489	1,909
2012	11,182	1,759
2013	11,942	1,682
2014	12,814	1,704
Years 2015 - 2019	75,269	9,262
K. Commitments and Contingencies
Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $3.9 million at December 25, 2009, payable as follows (in thousands):

		Vehicles &
	Buildings	Equipment	Total
2010	$396	$1,256	$1,652
2011	85	839	924
2012	28	408	436
2013	22	136	158
2014	22	57	79
Thereafter	626	—	626

Total	$1,179	$2,696	$3,875

Total rental expense was $3.1 million for 2009, $2.6 million for 2008 and $2.3 million for 2007.
Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $19 million at December 25, 2009. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $16 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 25, 2009. The Company has also guaranteed the debt of its subsidiaries for up to $30 million.
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

L. Acquisitions
In February 2008, the Company acquired GlasCraft Inc. for approximately $35 million cash. GlasCraft had sales of approximately $18 million in 2007. It designed, manufactured and sold spray systems for the composites manufacturing industry and high performance dispense systems for the polyurethane foam and polyurea coatings industries. The products, brands, distribution channels and engineering capabilities of GlasCraft expanded and complemented the Company’s Industrial Equipment business. GlasCraft operations were moved from Indiana to Company facilities in Ohio, South Dakota and Minnesota in 2008.
In September 2008, the Company acquired certain assets of Lubrication Scientifics, Inc. (LubeSci) for approximately $5 million cash. LubeSci designed and manufactured automated lubrication equipment used in industrial markets and had sales of approximately $3 million in 2007. LubeSci operations were moved to Company facilities in Minnesota from California in 2008.
In October 2008, the Company acquired the Airlessco assets of Durotech Co. in Moorpark, California, for approximately $15 million cash. Airlessco is a line of spray-painting equipment that generated approximately $14 million of sales in 2007, and complements the Company’s Contractor Equipment business. The move of Airlessco operations to other existing Company facilities will be completed in 2010.
The purchase price of each acquisition was allocated based on estimated fair values as follows (in thousands):

	GlasCraft	LubeSci	Airlessco
Accounts receivable and prepaid expenses	$2,200	$—	$2,400
Inventories	3,700	500	3,000
Deferred income taxes	700	—	—
Property, plant and equipment	700	600	500
Identifiable intangible assets	18,200	900	5,500
Goodwill	17,700	2,500	4,800

Total purchase price	43,200	4,500	16,200
Current liabilities assumed	(1,000)	—	(800)
Deferred income taxes	(6,900)	—	—

Net assets acquired	$35,300	$4,500	$15,400

Identifiable intangible assets and estimated useful life were as follows (in thousands):

	GlasCraft	LubeSci	Airlessco
Product documentation (5 years)	$900	$—	$—
Customer relationships (5 - 6 years)	14,100	600	4,600
Proprietary technology (3 - 5 years)	500	300	—
Tradenames and trademarks (3 years)	—	—	800
Patents (3 years)	—	—	100

Total (6 years, weighted average)	15,500	900	5,500
Brand names (indefinite useful life)	2,700	—	—

Total identifiable intangible assets	$18,200	$900	$5,500

None of the GlasCraft goodwill or identifiable intangible assets is deductible for tax purposes. Goodwill and identifiable intangible assets from the acquisitions of LubeSci and Airlessco are deductible for tax purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal year covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, the Vice President and Controller, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2009 Annual Report on Form 10-K is incorporated herein by reference.
Reports of Independent Registered Public Accounting Firm
The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2009 Annual Report on Form 10-K is incorporated herein by reference.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the heading “Executive Officers of the Company” in Part I of this 2009 Annual Report on Form 10-K and the information under the headings “Election of Directors,” and “Director Qualifications and Selection Process” of our Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders, to be held on April 23, 2010 (the “Proxy Statement”), is incorporated herein by reference.
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
Item 11. Executive Compensation
The information contained under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Organization and Compensation Committee” of the Proxy Statement is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)	The following documents are filed as part of this report:

(1)	Financial Statements See Part II

(2)	Financial Statement Schedule Schedule II — Valuation and Qualifying Accounts	52

	All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.	54

Schedule II — Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries
(in thousands)

		Additions
	Balance at	charged to	Deductions	Other	Balance at
	beginning	costs and	from	add	end
	of year	expenses	reserves [1]	(deduct) [2]	of year
Year ended
December 25, 2009
Allowance for doubtful accounts	$2,200	$900	$1,000	$—	$2,100
Allowance for returns and credits	4,400	8,900	8,900	—	4,400

	$6,600	$9,800	$9,900	$—	$6,500

December 26, 2008
Allowance for doubtful accounts	$2,500	$—	$400	$100	$2,200
Allowance for returns and credits	4,000	12,000	11,600	—	4,400

	$6,500	$12,000	$12,000	$100	$6,600

December 28, 2007
Allowance for doubtful accounts	$2,600	$200	$400	$100	$2,500
Allowance for returns and credits	3,200	12,400	11,600	—	4,000

	$5,800	$12,600	$12,000	$100	$6,500

[1]	For doubtful accounts, represents amounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves. For returns and credits, represents amounts of credits issued and returns processed.

[2]	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Graco Inc.

/s/ Patrick J. McHale Patrick J. McHale	February 15, 2010
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick J. McHale Patrick J. McHale	February 15, 2010
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Graner James A. Graner	February 15, 2010
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Caroline M. Chambers Caroline M. Chambers	February 15, 2010
Vice President and Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Jack W. Eugster	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Marti Morfitt	Director
William G. Van Dyke	Director
R. William Van Sant	Director
Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Patrick J. McHale Patrick J. McHale	February 15, 2010
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit
Number	Description
2.1	Stock Purchase Agreement By and Among PMC Global, Inc. Gusmer Machinery Group, Inc. and Graco Inc., dated as of February 4, 2005 (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated February 10, 2005.)

2.2	Stock Purchase Agreement By and Among PMC Europe Investments, S.L. and Graco Inc. dated as of February 4, 2005. (Incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K dated February 10, 2005.)

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

4.1	Share Rights Agreement dated as of February 25, 2000, between the Company and Wells Fargo, formerly known as Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated March 9, 2000.)

4.2	Credit Agreement dated July 12, 2007, between the Company and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 12, 2007.)

*10.1	Executive Officer Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s 2008 Annual Report on Form 10-K.)

*10.2	Executive Officer Annual Incentive Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s 2008 Annual Report on Form 10-K.)

*10.3	Graco Inc. Nonemployee Director Stock Option Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Long Term Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.5	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

10.6	Employee Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.7	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the twenty-six weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.8	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K.)

10.9	CEO Award Program. (Incorporated by reference to Exhibit 10.9 to the Company’s 2005 Annual Report on Form 10-K.)

Exhibit
Number	Description
*10.10	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.11	Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.)

*10.12	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s 2001 Annual Report on Form 10-K.)

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.14	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.) Amended and restated form of agreement for awards made to nonemployee directors in 2009.

*10.15	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s 2001 Annual Report on Form 10-K.)

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to Chief Executive Officer in 2001 and 2002. Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K.) Amended form of agreement for awards made to executive officers in 2004. Amended form of agreement for awards made to Chief Executive Officer in 2004. (Incorporated by reference to Exhibit 10.2 and 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.17	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.18	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to chief executive officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to chief executive officer in 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.19	Executive Deferred Compensation Agreement. Form of supplementary agreement entered into by the Company which provides a retirement benefit to one executive officer, as amended by First Amendment, effective September 1, 1990. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated March 11, 1993.) As

Exhibit
Number	Description
further amended by agreement, effective December 4, 2008. (Incorporated by reference to Exhibit 10.19 to the Company’s 2008 Annual Report on Form 10-K.)

*10.20	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

*10.21	Election Form. Form of agreement used for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s 2004 Annual Report on Form 10-K.) Amended form of agreement used for the 2006 plan year. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.22	Election Form. Form of agreement used for the 2007 plan year for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement used for the 2008 plan year. (Incorporated by reference to Exhibit 10.22 to the Company’s 2007 Annual Report on Form 10-K.) Amended form of agreement used for 2009 plan year. (Incorporated by reference to Exhibit 10.22 to the Company’s 2008 Annual Report on Form 10-K.) Amended form of agreement used for 2010 plan year.

*10.23	Key Employee Agreement. Form of agreement used with chief executive officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24	Key Employee Agreement. Form of agreement used with executive officers reporting to the chief executive officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25	Key Employee Agreement. Form of agreement used with executive officer reporting to an executive officer other than the chief executive officer. (Incorporated by reference to Exhibit 10.26 to the Company’s 2007 Annual Report on Form 10-K.)

*10.26	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) As enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K.)

*10.27	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director.

11	Statement of Computation of Earnings per share included in Note I on page 44.

21	Subsidiaries of the Registrant included herein on page 58.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 59.

24	Power of Attorney included herein on page 60.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 61.

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) included herein on page 62.

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 63.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 64.
Except as otherwise noted, all documents incorporated by reference above relate to File No. 001-09249.

*	Management Contracts, Compensatory Plans or Arrangements.

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