Form 10-K/A
period 2009-12-25
GRACO INC
filed 2010-02-18
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

INDEX

		Page
Item 15	Exhibits, Financial Statement Schedule	3
	Index to Exhibits	5

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Graco Inc. Annual Report on Form 10-K for the year ended December 25, 2009, as filed with the Securities and Exchange Commission on February 16, 2010 (the “2009 Annual Report”), is being filed solely for the purpose of filing Exhibits 10.14, 10.22 and 10.27, which were listed on the Index to Exhibits required by Item 15 of the 2009 Annual Report but were inadvertently not filed as exhibits to the 2009 Annual Report. This Amendment No. 1 does not otherwise update any information as originally filed and does not otherwise reflect events occurring after the original filing date of our 2009 Annual Report.

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
Graco Inc.

/s/Patrick J. McHale	February 17, 2010

Patrick J. McHale
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. McHale	February 17, 2010

Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/James A. Graner	February 17, 2010

James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/Caroline M. Chambers	February 17, 2010

Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)

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

*10.20	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

*10.21	Election Form. Form of agreement used for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s 2004 Annual Report on Form 10-K.) Amended form of agreement used for the 2006 plan year. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.22	Election Form. Form of agreement used for the 2007 plan year for the issuance of stock or deferred stock in lieu of cash payment of retainer and/or meeting fees to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement used for the 2008 plan year. (Incorporated by reference to Exhibit 10.22 to the Company’s 2007 Annual Report on Form 10-K.) Amended form of agreement used for 2009 plan year. (Incorporated by reference to Exhibit 10.22 to the Company’s 2008 Annual Report on Form 10-K.) Amended form of agreement used for 2010 plan year.

*10.23	Key Employee Agreement. Form of agreement used with chief executive officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24	Key Employee Agreement. Form of agreement used with executive officers reporting to the chief executive officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25	Key Employee Agreement. Form of agreement used with executive officer reporting to an executive officer other than the chief executive officer. (Incorporated by reference to Exhibit 10.26 to the Company’s 2007 Annual Report on Form 10-K.)

*10.26	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) As enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K.)

*10.27	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director.

†11	Statement of Computation of Earnings per share.

†21	Subsidiaries of the Registrant.

†23	Independent Registered Public Accounting Firm’s Consent.

†24	Power of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

†99	Cautionary Statement Regarding Forward-Looking Statements.
Except as otherwise noted, all documents incorporated by reference above relate to File No. 001-09249.

*	Management Contracts, Compensatory Plans or Arrangements.

†	Previously filed with 2009 Annual Report on Form 10-K filed on February 16, 2010.

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