Form 10-Q
period 2010-03-26
GRACO INC
filed 2010-04-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 26, 2010
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

60,604,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 15, 2010.

INDEX

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II OTHER INFORMATION

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20

SIGNATURES

EXHIBITS

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009

Net Sales	$164,721	$137,880

Cost of products sold	75,426	73,552

Gross Profit	89,295	64,328

Product development	9,474	10,051
Selling, marketing and distribution	29,160	31,933
General and administrative	17,955	16,215

Operating Earnings	32,706	6,129

Interest expense	1,080	1,366
Other expense, net	161	595

Earnings Before Income Taxes	31,465	4,168

Income taxes	10,900	1,400

Net Earnings	$20,565	$2,768

Basic Net Earnings per Common Share	$0.34	$0.05

Diluted Net Earnings per Common Share	$0.34	$0.05

Cash Dividends Declared per Common Share	$0.20	$0.19
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 26,	December 25,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$11,633	$5,412
Accounts receivable, less allowances of $7,200 and $6,500	119,109	100,824
Inventories	66,410	58,658
Deferred income taxes	21,123	20,380
Other current assets	3,874	3,719

Total current assets	222,149	188,993

Property, Plant and Equipment
Cost	335,820	334,440
Accumulated depreciation	(199,670)	(195,387)

Property, plant and equipment, net	136,150	139,053

Goodwill	91,740	91,740
Other Intangible Assets, net	37,183	40,170
Deferred Income Taxes	10,014	8,372
Other Assets	8,047	8,106

Total Assets	$505,283	$476,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$14,051	$12,028
Trade accounts payable	24,021	17,983
Salaries and incentives	15,594	14,428
Dividends payable	12,025	12,003
Other current liabilities	51,697	47,373

Total current liabilities	117,388	103,815

Long-term debt	80,000	86,260
Retirement Benefits and Deferred Compensation	74,391	73,705
Uncertain Tax Positions	3,000	3,000

Shareholders’ Equity
Common stock	60,592	59,999
Additional paid-in-capital	200,653	190,261
Retained earnings	19,618	11,121
Accumulated other comprehensive income (loss)	(50,359)	(51,727)

Total shareholders’ equity	230,504	209,654

Total Liabilities and Shareholders’ Equity	$505,283	$476,434

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Cash Flows From Operating Activities
Net Earnings	$20,565	$2,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,578	8,475
Deferred income taxes	(3,254)	(52)
Share-based compensation	2,108	2,417
Excess tax benefit related to share-based payment arrangements	(700)	(200)
Change in
Accounts receivable	(19,601)	18,588
Inventories	(7,849)	5,525
Trade accounts payable	6,088	(4,044)
Salaries and incentives	1,333	(4,444)
Retirement benefits and deferred compensation	2,714	3,602
Other accrued liabilities	6,153	(5,692)
Other	(94)	758

Net cash provided by operating activities	16,041	27,701

Cash Flows From Investing Activities
Property, plant and equipment additions	(2,847)	(5,732)
Proceeds from sale of property, plant and equipment	57	567
Capitalized software and other intangible asset additions	(125)	(46)

Net cash used in investing activities	(2,915)	(5,211)

Cash Flows From Financing Activities:
Net borrowings (payments) on short-term lines of credit	2,891	(995)
Borrowings on long-term line of credit	—	34,211
Payments on long-term line of credit	(6,260)	(47,401)
Excess tax benefit related to share-based payment arrangements	700	200
Common stock issued	7,984	4,949
Common stock retired	(52)	—
Cash dividends paid	(12,002)	(11,308)

Net cash provided by (used in) financing activities	(6,739)	(20,344)

Effect of exchange rate changes on cash	(166)	534

Net increase (decrease) in cash and cash equivalents	6,221	2,680
Cash and cash equivalents:
Beginning of year	5,412	12,119

End of period	$11,633	$14,799

See notes to consolidated financial statements

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 26, 2010 and the related statements of earnings for the thirteen weeks ended March 26, 2010 and March 27, 2009, and cash flows for the thirteen weeks ended March 26, 2010 and March 27, 2009 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 26, 2010, and the results of operations and cash flows for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.
2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009

Net earnings available to common shareholders	$20,565	$2,768

Weighted average shares outstanding for basic earnings per share	60,206	59,638

Dilutive effect of stock options computed using the treasury stock method and the average market price	507	265

Weighted average shares outstanding for diluted earnings per share	60,713	59,903

Basic earnings per share	$0.34	$0.05

Diluted earnings per share	$0.34	$0.05

Stock options to purchase 3,103,000 and 4,034,000 shares were not included in the 2010 and 2009 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.
3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 26, 2010 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 25, 2009	4,813	$28.98	2,445	$28.38
Granted	733	26.97
Exercised	(156)	10.41
Canceled	(13)	34.94

Outstanding, March 26, 2010	5,377	$29.23	2,889	$29.85

The Company recognized year-to-date share-based compensation of $2.1 million in 2010 and $2.4 million in 2009. As of March 26, 2010, there was $10.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.4 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Expected life in years	6.0	6.0
Interest rate	2.7%	2.1%
Volatility	33.8%	29.9%
Dividend yield	3.0%	3.7%
Weighted average fair value per share	$7.16	$4.25
Under the Company’s Employee Stock Purchase Plan, the Company issued 436,000 shares in 2010 and 312,000 shares in 2009. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Expected life in years	1.0	1.0
Interest rate	0.3%	0.7%
Volatility	47.8%	51.5%
Dividend yield	2.9%	4.5%
Weighted average fair value per share	$9.01	$5.60
4.	The components of net periodic benefit cost (credit) for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Pension Benefits
Service cost	$1,241	$1,279
Interest cost	3,277	3,220
Expected return on assets	(3,475)	(2,700)
Amortization and other	1,504	2,414

Net periodic benefit cost (credit)	$2,547	$4,213

Postretirement Medical
Service cost	$125	$150
Interest cost	325	350

Net periodic benefit cost (credit)	$450	$500

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009

Net earnings	$20,565	$2,768
Cumulative translation adjustment	—	234
Pension and postretirement medical liability adjustment	1,468	2,329
Gain (loss) on interest rate hedge contracts	705	(73)

Income taxes	(805)	(836)

Comprehensive income	$21,933	$4,422

Components of accumulated other comprehensive income (loss) were (in thousands):

	March 26,	December 25,
	2010	2009

Pension and postretirement medical liability adjustment	$(47,634)	$(48,560)
Gain (loss) on interest rate hedge contracts	(1,902)	(2,344)
Cumulative translation adjustment	(823)	(823)

Total	$(50,359)	$(51,727)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen weeks ended March 26, 2010 and March 27, 2009 were as follows (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Net Sales
Industrial	$96,792	$75,232
Contractor	50,797	47,448
Lubrication	17,132	15,200

Total	$164,721	$137,880

Operating Earnings
Industrial	$30,474	$11,495
Contractor	4,883	1,239
Lubrication	1,707	(1,436)
Unallocated corporate (expense)	(4,358)	(5,169)

Total	$32,706	$6,129

7.	Major components of inventories were as follows (in thousands):

	March 26,	December 25,
	2010	2009

Finished products and components	$40,353	$36,665
Products and components in various stages of completion	24,087	22,646
Raw materials and purchased components	34,773	31,826

	99,213	91,137
Reduction to LIFO cost	(32,803)	(32,479)

Total	$66,410	$58,658

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
March 26, 2010

Customer relationships	3 - 8	$41,075	$(20,201)	$(181)	$20,693
Patents, proprietary technology and product documentation	3 - 10	21,072	(12,751)	(85)	8,236
Trademarks, trade names and other	3 - 10	8,154	(3,080)	—	5,074

		70,301	(36,032)	(266)	34,003
Not Subject to Amortization:
Brand names		3,180	—	—	3,180

Total		$73,481	$(36,032)	$(266)	$37,183

December 25, 2009

Customer relationships	3 - 8	$41,075	$(18,655)	$(181)	$22,239
Patents, proprietary technology and product documentation	3 - 10	22,862	(13,708)	(87)	9,067
Trademarks, trade names and other	3 - 10	8,154	(2,470)	—	5,684

		72,091	(34,833)	(268)	36,990
Not Subject to Amortization:
Brand names		3,180	—	—	3,180

Total		$75,271	$(34,833)	$(268)	$40,170

Amortization of intangibles was $3.0 million in the first quarter of 2010. Estimated annual amortization expense is as follows: $10.9 million in 2010, $10.7 million in 2011, $9.5 million in 2012, $4.3 million in 2013, $0.9 million in 2014 and $0.7 million thereafter.

9.	Components of other current liabilities were (in thousands):

	March 26,	December 25,
	2010	2009

Accrued self-insurance retentions	$7,793	$7,785
Accrued warranty and service liabilities	7,325	7,437
Accrued trade promotions	2,745	2,953
Payable for employee stock purchases	718	5,115
Income taxes payable	11,228	1,550
Other	21,888	22,533

Total other current liabilities	$51,697	$47,373

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen
	Weeks Ended	Year Ended
	March 26,	December 25,
	2010	2009

Balance, beginning of year	$7,437	$8,033
Charged to expense	880	4,548
Margin on parts sales reversed	746	2,876
Reductions for claims settled	(1,738)	(8,020)

Balance, end of period	$7,325	$7,437

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $0.9 million in the first quarter of 2010.
The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were seven contracts outstanding as of March 26, 2010, with notional amounts totaling $16 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.
The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	March 26,	December 25,
	Classification	2010	2009
Gain (loss) on interest rate hedge contracts	Other current liabilities	$(3,017)	$(3,722)

Gain (loss) on foreign currency forward contracts
Gains		$130	$207
Losses		(188)	(249)

Net	Other current liabilities	$(58)	$(42)

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

The Company designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid materials. Management classifies the Company’s business into three reportable segments: Industrial, Contractor and Lubrication. Key strategies include developing and marketing new products, expanding distribution globally, opening new markets with technology and channel expansion and completing strategic acquisitions.
The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.
Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	March 26,	March 27,	%
	2010	2009	Change

Net Sales	$164.7	$137.9	19%
Net Earnings	$20.6	$2.8	640%
Diluted Net Earnings per Common Share	$0.34	$0.05	580%
Sales, gross profit margins and net earnings improved significantly compared to last year. Sales increased in all segments and geographic regions. Currency translation had a favorable effect on sales ($5 million) and net earnings ($2 million). Costs of $4 million related to a workforce reduction were included in last year’s results.

Consolidated Results
Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009

Americas[1]	$86.7	$80.2
Europe[2]	41.8	35.8
Asia Pacific	36.2	21.9

Consolidated	$164.7	$137.9

1 North and South America, including the U.S.
2 Europe, Africa and Middle East
Sales in Asia Pacific increased 65 percent (55 percent at consistent translation rates), accounting for more than half of the increase in sales. In Europe, sales increased 17 percent (11 percent at consistent translation rates). Sales in the Americas increased 8 percent.
Gross profit margin, expressed as a percentage of sales, was 54 percent, up from 47 percent for the first quarter last year. The increase included approximately 1 1/2 percentage points from the favorable effects of currency translation. Costs related to workforce reductions lowered the 2009 first quarter gross margin rate approximately 2 percentage points. Higher production volume in 2010 contributed approximately 1 1/2 percentage points to the increase in gross margin rate. Lower material and pension costs and price increases also contributed to the increase in 2010 margin rate.
Total operating expenses were down 3 percent. The effect of cost reduction actions in 2008 and 2009 and lower pension expense were partially offset by the effects of currency translation and increases in bad debt expense and incentives.
The effective income tax rate of 34 1/2 percent was 1 percentage point higher in 2010 compared to 2009. The federal R&D credit has not been renewed for 2010, so no credit was included in the 2010 rate.

Segment Results
Certain measurements of segment operations compared to last year are summarized below:
Industrial

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009

Net sales (in millions)
Americas	$41.9	$35.8
Europe	27.9	23.8
Asia Pacific	27.0	15.6

Total	$96.8	$75.2

Operating earnings as a percentage of net sales	31%	15%

Industrial segment sales increased 17 percent in the Americas, 17 percent in Europe (11 percent at consistent translation rates) and 74 percent in Asia Pacific (65 percent at consistent translation rates.)
Higher volume and lower costs and expenses (from actions taken in 2009 and 2008), along with currency translation and price increases, contributed to the improvement in operating earnings as a percentage of sales.
Contractor

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009

Net sales (in millions)
Americas	$31.9	$31.7
Europe	12.6	10.9
Asia Pacific	6.3	4.8

Total	$50.8	$47.4

Operating earnings as a percentage of net sales	10%	3%

Contractor segment sales were flat in the Americas, increased 16 percent in Europe (10 percent at consistent translation rates) and increased 30 percent in Asia Pacific (20 percent at consistent translation rates).
The increase in sales volume along with improved gross margin rate drove the increase in operating earnings. Overall, segment expenses were flat compared to last year, although product development spending increased as work neared completion on a new product release.

Lubrication

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Net sales (in millions)
Americas	$12.8	$12.6
Europe	1.4	1.1
Asia Pacific	2.9	1.5

Total	$17.1	$15.2

Operating earnings as a percentage of net sales	10%	(9)%

Lubrication segment sales were flat in the Americas. From small bases, sales increased 33 percent in Europe (27 percent at consistent translation rates) and 95 percent in Asia Pacific (73 percent at consistent translation rates).
Higher volume and lower costs and expenses (from actions taken in 2009 and 2008), along with currency translation, contributed to the improvement in operating earnings as a percentage of sales.
Liquidity and Capital Resources

In the first quarter of 2010, the Company used cash to reduce borrowings under its long-term line of credit by $6 million and paid dividends of $12 million. Significant uses of cash and borrowings in the first quarter of 2009 included $13 million for reduction of borrowings under the long-term line of credit and $11 million for payment of dividends.
Since the end of 2009, inventories increased by $8 million to meet higher demand. Accounts receivable increased by $18 million due to higher sales levels.
At March 26, 2010, the Company had various lines of credit totaling $270 million, of which $178 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2010.

Outlook
Management remains cautious about the short-term base business prospects of the Contractor segment in North America and Western Europe, as the residential construction recovery is still weak and commercial construction markets remain depressed. New product introductions in Contractor may provide some upside to the difficult end-market conditions as the year progresses.
While the improvement in the Lubrication segment is encouraging, a return to historical operating margins will require significant additional volume as the segment continues to invest in growth initiatives.
During the recession, management remained committed to making significant organic growth investments in new product development, international sales people and global distribution channel. While these investments weigh on short-term profitability, especially in the face of significant revenue declines, we are confident that this approach has positioned the Company well to deliver solid long-term shareholder returns.
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
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2009 for a more comprehensive discussion of these and other risk factors.
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
There have been no material changes related to market risk from the disclosures made in the Company’s 2009 Annual Report on Form 10-K.

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
There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

On September 18, 2009, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization expires on September 30, 2012.
In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.
Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Dec 26, 2009 – Jan 22, 2010	-	$-	-	6,000,000

Jan 23, 2010 – Feb 19, 2010	1,868	$27.58	-	6,000,000

Feb 20, 2010 – Mar 26, 2010	-	$-	-	6,000,000

Item 6.	Exhibits
4.1	Rights Agreement, dated as of February 12, 2010, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on February 16, 2010).

10.1	Executive Officer Compensation Recoupment Policy adopted by the Management Organization and Compensation Committee of the Graco Inc. Board of Directors on February 12, 2010.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to rule 13a-14(a).

32	Certification of President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Vice President and Controller pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting First Quarter Earnings, dated April 21, 2010.

100	XBRL-Related Documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 21, 2010	By:	/s/ Patrick J. McHale

Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 21, 2010	By:	/s/ James A. Graner

James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 21, 2010	By:	/s/ Caroline M. Chambers

Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)