Form 10-Q
period 2010-06-25
GRACO INC
filed 2010-07-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 25, 2010
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
Yes                          No        X
60,248,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 16, 2010.

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

SIGNATURES

EXHIBITS
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net Sales	$192,088	$147,712	$356,809	$285,592

Cost of products sold	90,168	74,704	165,594	148,256

Gross Profit	101,920	73,008	191,215	137,336

Product development	9,472	9,781	18,946	19,832
Selling, marketing and distribution	32,647	28,292	61,807	60,225
General and administrative	20,592	16,489	38,547	32,704

Operating Earnings	39,209	18,446	71,915	24,575

Interest expense	1,041	1,221	2,121	2,587
Other expense (income), net	(268)	91	(107)	686

Earnings Before Income Taxes	38,436	17,134	69,901	21,302

Income taxes	13,600	5,500	24,500	6,900

Net Earnings	$24,836	$11,634	$45,401	$14,402

Basic Net Earnings
per Common Share	$0.41	$0.19	$0.75	$0.24

Diluted Net Earnings
per Common Share	$0.41	$0.19	$0.74	$0.24

Cash Dividends Declared
per Common Share	$0.20	$0.19	$0.40	$0.38
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 25,	December 25,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$4,878	$5,412
Accounts receivable, less allowances of $6,400 and $6,500	138,279	100,824
Inventories	76,198	58,658
Deferred income taxes	20,408	20,380
Other current assets	3,535	3,719

Total current assets	243,298	188,993

Property, Plant and Equipment
Cost	337,848	334,440
Accumulated depreciation	(204,041)	(195,387)

Property, plant and equipment, net	133,807	139,053

Goodwill	91,740	91,740
Other Intangible Assets, net	34,229	40,170
Deferred Income Taxes	11,776	8,372
Other Assets	8,273	8,106

Total Assets	$523,123	$476,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$13,599	$12,028
Trade accounts payable	33,780	17,983
Salaries and incentives	21,611	14,428
Dividends payable	12,053	12,003
Other current liabilities	45,338	47,373

Total current liabilities	126,381	103,815

Long-term debt	80,000	86,260
Retirement Benefits and Deferred Compensation	74,651	73,705
Uncertain Tax Positions	3,000	3,000

Shareholders’ Equity
Common stock	60,314	59,999
Additional paid-in-capital	203,716	190,261
Retained earnings	23,892	11,121
Accumulated other comprehensive income (loss)	(48,831)	(51,727)

Total shareholders’ equity	239,091	209,654

Total Liabilities and Shareholders’ Equity	$523,123	$476,434

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	June 25,	June 26,
	2010	2009
Cash Flows From Operating Activities
Net Earnings	$45,401	$14,402
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	17,319	16,953
Deferred income taxes	(5,247)	(696)
Share-based compensation	5,127	5,209
Excess tax benefit related to share-based payment arrangements	(900)	(300)
Change in
Accounts receivable	(40,392)	15,370
Inventories	(17,742)	22,691
Trade accounts payable	9,552	(3,218)
Salaries and incentives	7,624	(6,015)
Retirement benefits and deferred compensation	4,996	7,215
Other accrued liabilities	1,287	(2,135)
Other	1,020	16

Net cash provided by operating activities	28,045	69,492

Cash Flows From Investing Activities
Property, plant and equipment additions	(5,932)	(9,129)
Proceeds from sale of property, plant and equipment	123	495
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(193)	(200)

Net cash used in investing activities	(7,501)	(10,333)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	3,004	(3,621)
Borrowings on long-term line of credit	-	68,126
Payments on long-term line of credit	(6,260)	(104,211)
Excess tax benefit related to share-based payment arrangements	900	300
Common stock issued	8,815	5,289
Common stock retired	(3,462)	(141)
Cash dividends paid	(24,122)	(22,686)

Net cash provided by (used in) financing activities	(21,125)	(56,944)

Effect of exchange rate changes on cash	47	(425)

Net increase (decrease) in cash and cash equivalents	(534)	1,790
Cash and cash equivalents:
Beginning of year	5,412	12,119

End of period	$4,878	$13,909

See notes to consolidated financial statements

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of June 25, 2010 and the related statements of earnings for the thirteen and twenty-six weeks ended June 25, 2010 and June 26, 2009, and cash flows for the twenty-six weeks ended June 25, 2010 and June 26, 2009 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 25, 2010, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.
2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net earnings available to common shareholders	$24,836	$11,634	$45,401	$14,402

Weighted average shares outstanding for basic earnings per share	60,597	59,903	60,402	59,770

Dilutive effect of stock options computed using the treasury stock method and the average market price	587	280	546	273

Weighted average shares outstanding for diluted earnings per share	61,184	60,183	60,948	60,043

Basic earnings per share	$0.41	$0.19	$0.75	$0.24

Diluted earnings per share	$0.41	$0.19	$0.74	$0.24

Stock options to purchase 2,987,000 and 3,920,000 shares were not included in the 2010 and 2009 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.
3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 25, 2010 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 25, 2009	4,813	$28.98	2,445	$28.38

Granted	827	27.80

Exercised	(203)	11.67

Canceled	(31)	32.23

Outstanding, June 25, 2010	5,406	$29.43	2,901	$30.21

The Company recognized year-to-date share-based compensation of $5.1 million in 2010 and $5.2 million in 2009. As of June 25, 2010, there was $8.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 25,	June 26,
	2010	2009
Expected life in years	6.0	6.0
Interest rate	2.7%	2.1%
Volatility	34.0%	30.1%
Dividend yield	3.0%	3.7%
Weighted average fair value per share	$7.38	$4.27
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

	Twenty-six Weeks Ended
	June 25,	June 26,
	2010	2009
Expected life in years	1.0	1.0
Interest rate	0.3%	0.7%
Volatility	42.8%	51.5%
Dividend yield	2.9%	4.5%
Weighted average fair value per share	$8.48	$5.60
4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Pension Benefits
Service cost	$894	$1,141	$2,135	$2,420
Interest cost	3,138	3,115	6,415	6,335
Expected return on assets	(3,325)	(2,850)	(6,800)	(5,550)
Amortization and other	1,548	2,313	3,052	4,727

Net periodic benefit cost	$2,255	$3,719	$4,802	$7,932

Postretirement Medical
Service cost	$150	$100	$275	$250
Interest cost	295	300	620	650
Amortization	(95)	-	(95)	-

Net periodic benefit cost	$350	$400	$800	$900

The Company paid $1.5 million in June 2010 and $1.5 million in June 2009 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $5.9 million and $4.4 million is included in other assets in the consolidated balance sheet as of June 25, 2010 and December 25, 2009, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net earnings	$24,836	$11,634	$45,401	$14,402
Cumulative translation adjustment	-	-	-	234
Pension and postretirement medical liability adjustment	1,491	2,422	2,959	4,751
Gain (loss) on interest rate hedge contracts	933	364	1,638	291

Income taxes	(896)	(1,030)	(1,701)	(1,866)

Comprehensive income	$26,364	$13,390	$48,297	$17,812

Components of accumulated other comprehensive income (loss) were (in thousands):

	June 25,	December 25,
	2010	2009

Pension and postretirement medical liability adjustment	$(46,696)	$(48,560)
Gain (loss) on interest rate hedge contracts	(1,312)	(2,344)
Cumulative translation adjustment	(823)	(823)

Total	$(48,831)	$(51,727)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 25, 2010 and June 26, 2009 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net Sales
Industrial	$100,461	$73,334	$197,253	$148,566
Contractor	73,782	60,386	124,579	107,834
Lubrication	17,845	13,992	34,977	29,192

Total	$192,088	$147,712	$356,809	$285,592

Operating Earnings
Industrial	$29,565	$13,435	$60,039	$24,930
Contractor	13,203	12,043	18,086	13,282
Lubrication	1,868	(1,745)	3,575	(3,181)
Unallocated corporate (expense)	(5,427)	(5,287)	(9,785)	(10,456)

Total	$39,209	$18,446	$71,915	$24,575

7.	Major components of inventories were as follows (in thousands):

	June 25,	December 25,
	2010	2009

Finished products and components	$42,251	$36,665
Products and components in various stages of completion	27,270	22,646
Raw materials and purchased components	39,597	31,826

	109,118	91,137
Reduction to LIFO cost	(32,920)	(32,479)

Total	$76,198	$58,658

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
June 25, 2010
Customer relationships	3 - 8	$41,075	$(21,748)	$(181)	$19,146
Patents, proprietary technology and product documentation	3 - 10	21,072	(13,548)	(85)	7,439
Trademarks, trade names and other	3 - 10	8,154	(3,690)	-	4,464

		70,301	(38,986)	(266)	31,049
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$73,481	$(38,986)	$(266)	$34,229

December 25, 2009
Customer relationships	3 - 8	$41,075	$(18,655)	$(181)	$22,239
Patents, proprietary technology and product documentation	3 - 10	22,862	(13,708)	(87)	9,067
Trademarks, trade names and other	3 - 10	8,154	(2,470)	-	5,684

		72,091	(34,833)	(268)	36,990
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$75,271	$(34,833)	$(268)	$40,170

Amortization of intangibles was $2.9 million in the second quarter of 2010 and $5.9 million year-to-date. Estimated annual amortization expense is as follows: $11.2 million in 2010, $10.7 million in 2011, $9.1 million in 2012, $4.3 million in 2013, $0.9 million in 2014 and $0.7 million thereafter.

9.	Components of other current liabilities were (in thousands):

	June 25,	December 25,
	2010	2009

Accrued self-insurance retentions	$7,650	$7,785
Accrued warranty and service liabilities	6,882	7,437
Accrued trade promotions	4,108	2,953
Payable for employee stock purchases	2,420	5,115
Income taxes payable	2,433	1,550
Other	21,845	22,533

Total other current liabilities	$45,338	$47,373

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six
	Weeks Ended	Year Ended
	June 25,	December 25,
	2010	2009

Balance, beginning of year	$7,437	$8,033
Charged to expense	1,385	4,548
Margin on parts sales reversed	1,295	2,876
Reductions for claims settled	(3,235)	(8,020)

Balance, end of period	$6,882	$7,437

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $1.8 million in the first half of 2010.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were seven contracts outstanding as of June 25, 2010, with notional amounts totaling $18 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	June 25,	December 25,
	Classification	2010	2009
Gain (loss) on interest rate hedge contracts	Other current liabilities	$(2,084)	$(3,722)

Gain (loss) on foreign currency forward contracts
Gains		$84	$207
Losses		(431)	(249)

Net	Other current liabilities	$(347)	$(42)

Item 2.	GRACO INC. AND SUBSIDIARIES
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
Results of Operations
Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 25,	June 26,	%	June 25,	June 26,	%
	2010	2009	Change	2010	2009	Change
Net Sales	$192.1	$147.7	30%	$356.8	$285.6	25%
Net Earnings	$24.8	$11.6	113%	$45.4	$14.4	215%
Diluted Net Earnings
per Common Share	$0.41	$0.19	116%	$0.74	$0.24	208%
Sales, gross profit margins and net earnings for the quarter and year-to-date improved significantly compared to last year. Sales increased in all segments and geographic regions. Currency translation had a favorable effect on year-to-date sales ($6 million) and net earnings ($3 million) but there was no significant effect on consolidated results for the quarter.

Consolidated Results
Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Americas[1]	$110.2	$88.3	$196.9	$168.5
Europe[2]	44.0	34.6	85.8	70.4
Asia Pacific	37.9	24.8	74.1	46.7

Consolidated	$192.1	$147.7	$356.8	$285.6

1 North and South America, including the U.S.
2 Europe, Africa and Middle East
Sales for the quarter increased 25 percent in the Americas, 27 percent in Europe (33 percent at consistent translation rates) and 53 percent in Asia Pacific (47 percent at consistent translation rates). Translation rates did not have a significant impact on the overall sales increase of 30 percent. Year-to-date sales increased 17 percent in the Americas, 22 percent in Europe and 59 percent in Asia Pacific (51 percent at consistent translation rates). The overall year-to-date growth rate of 25 percent included 2 percentage points from translation.
Gross profit margin, expressed as a percentage of sales, was 53 percent for the quarter and 53 1/2 percent year-to-date, up from 49 1/2 percent and 48 percent, for the comparable periods last year, respectively. Higher production volume in 2010 was the major factor in the improvement in both the quarter and year-to-date rates. Costs related to workforce reductions lowered the 2009 first-half gross margin rate and the favorable effects of currency translation contributed to the increase in the 2010 year-to-date rate. Selling price increases, lower material and pension costs, and divisional mix also contributed to the increase in margin rates.
Total operating expenses were up $7 million year-to-date. Improved results drove the increase, mainly from higher incentives expense, partially offset by lower pension expense.
The year-to-date effective income tax rate of 35 percent for 2010 was higher than the 32 percent rate for the comparable period of 2009. The federal R&D credit has not been renewed for 2010, so no credit is included in the 2010 rate.

Segment Results
Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net sales (in millions)
Americas	$45.5	$35.5	$87.4	$71.3
Europe	27.1	19.8	55.0	43.7
Asia Pacific	27.9	18.0	54.9	33.6

Total	$100.5	$73.3	$197.3	$148.6

Operating earnings as a percentage of net sales	29%	18%	30%	17%

The Industrial segment had strong sales increases in all regions. For the quarter, sales increased 28 percent in the Americas, 37 percent in Europe (43 percent at consistent translation rates) and 54 percent in Asia Pacific (50 percent at consistent translation rates). Year-to-date sales increased 23 percent in the Americas, 26 percent in Europe and 63 percent in Asia Pacific (57 percent at consistent translation rates).
Higher volume and lower costs and expenses (from actions taken in 2009 and 2008), along with price increases, contributed to the improvement in operating earnings as a percentage of sales.

Contractor
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net sales (in millions)
Americas	$51.6	$41.0	$83.5	$72.8
Europe	15.2	14.0	27.8	24.8
Asia Pacific	7.0	5.4	13.3	10.2

Total	$73.8	$60.4	$124.6	$107.8

Operating earnings as a percentage of net sales	18%	20%	15%	12%

For the quarter, Contractor segment sales increased 26 percent in the Americas, 10 percent in Europe (15 percent at consistent translation rates) and 29 percent in Asia Pacific (22 percent at consistent translation rates). Year-to-date sales increased 15 percent in the Americas, 12 percent in Europe and 29 percent in Asia Pacific (21 percent at consistent translation rates).
Stocking shipments of new products contributed to strong second quarter sales, but costs and expenses related to the new product introduction resulted in a small decrease in operating earnings as a percentage of sales.

Lubrication
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net sales (in millions)
Americas	$13.2	$11.8	$26.0	$24.4
Europe	1.5	0.8	2.9	1.9
Asia Pacific	3.1	1.4	6.0	2.9

Total	$17.8	$14.0	$34.9	$29.2

Operating earnings as a percentage of net sales	10%	(12)%	10%	(11)%

For the quarter, Lubrication segment sales increased 12 percent in the Americas. From small bases, sales approximately doubled in Europe and Asia Pacific. Year-to-date, sales increased 7 percent in the Americas, 55 percent in Europe and 108 percent in Asia Pacific.
Higher volume and lower costs and expenses (from actions taken in 2009 and 2008) contributed to the improvement in operating earnings as a percentage of sales.
Liquidity and Capital Resources
In the first half of 2010, the Company used cash to reduce borrowings under its long-term line of credit by $6 million and paid dividends of $24 million. The Company also purchased $10 million of its common stock, of which $6 1/2 million settled in the third quarter and is included in trade accounts payable as of June 25, 2010. Significant uses of cash in the first half of 2009 included $36 million for reduction of borrowings under the long-term line of credit and $23 million for payment of dividends.
Since the end of 2009, inventories increased by $18 million to meet higher demand. Accounts receivable increased by $37 million due to higher sales levels.
At June 25, 2010, the Company had various lines of credit totaling $269 million, of which $178 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2010.

Outlook
Investments in new product development, international sales people and global distribution channel are paying off in the form of improved results. While second quarter is generally the strongest quarter for the Contractor business, management expects modest improvement in end markets in the Americas and Europe over the last half of 2010, and anticipates that activity in Asia Pacific will remain strong.
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
Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Mar 27, 2010 – Apr 23, 2010	-	$-	-	6,000,000

Apr 24, 2010 – May 21, 2010	13,891	$32.80	10,000	5,990,000

May 22, 2010 – Jun 25, 2010	313,589	$29.73	313,589	5,676,411

Item 6.  Exhibits
10.1	Executive Officer Stock Holding Policy adopted by the Graco Inc. Board of Directors on April 23, 2010.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting Second Quarter Earnings, dated July 21, 2010.

101	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 21, 2010	By:	/s/ Patrick J. McHale Patrick J. McHale President and Chief Executive Officer (Principal Executive Officer)

Date:	July 21, 2010	By:	/s/ James A. Graner James A. Graner
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	July 21, 2010	By:	/s/ Caroline M. Chambers Caroline M. Chambers
Vice President and Controller (Principal Accounting Officer)