Form 10-Q
period 2010-09-24
GRACO INC
filed 2010-10-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 24, 2010
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
59,878,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 14, 2010.

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Net Sales	$189,963	$147,308	$546,772	$432,900

Cost of products sold	85,405	69,167	250,999	217,423

Gross Profit	104,558	78,141	295,773	215,477

Product development	9,263	8,752	28,209	28,584
Selling, marketing and distribution	33,280	26,589	95,087	86,814
General and administrative	18,592	16,613	57,139	49,317

Operating Earnings	43,423	26,187	115,338	50,762

Interest expense	1,038	1,148	3,159	3,735
Other expense (income), net	254	203	147	889

Earnings Before Income Taxes	42,131	24,836	112,032	46,138

Income taxes	11,700	7,500	36,200	14,400

Net Earnings	$30,431	$17,336	$75,832	$31,738

Basic Net Earnings
per Common Share	$0.51	$0.29	$1.26	$0.53

Diluted Net Earnings
per Common Share	$0.50	$0.29	$1.25	$0.53

Cash Dividends Declared
per Common Share	$0.20	$0.19	$0.60	$0.57
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sep 24,	Dec 25,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$9,666	$5,412
Accounts receivable, less allowances of $5,300 and $6,500	135,583	100,824
Inventories	85,342	58,658
Deferred income taxes	20,441	20,380
Other current assets	2,636	3,719

Total current assets	253,668	188,993

Property, Plant and Equipment
Cost	340,287	334,440
Accumulated depreciation	(207,963)	(195,387)

Property, plant and equipment, net	132,324	139,053

Goodwill	91,740	91,740
Other Intangible Assets, net	31,274	40,170
Deferred Income Taxes	9,618	8,372
Other Assets	8,516	8,106

Total Assets	$527,140	$476,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$11,066	$12,028
Trade accounts payable	24,869	17,983
Salaries and incentives	29,059	14,428
Dividends payable	11,977	12,003
Other current liabilities	46,338	47,373

Total current liabilities	123,309	103,815

Long-term Debt	90,000	86,260
Retirement Benefits and Deferred Compensation	65,977	73,705
Uncertain Tax Positions	-	3,000

Shareholders’ Equity
Common stock	59,868	59,999
Additional paid-in-capital	205,353	190,261
Retained earnings	30,035	11,121
Accumulated other comprehensive income (loss)	(47,402)	(51,727)

Total shareholders’ equity	247,854	209,654

Total Liabilities and Shareholders’ Equity	$527,140	$476,434

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	Sep 24,	Sep 25,
	2010	2009
Cash Flows From Operating Activities
Net Earnings	$75,832	$31,738
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	25,496	26,200
Deferred income taxes	(3,848)	4,671
Share-based compensation	7,339	7,441
Excess tax benefit related to share-based payment arrangements	(1,000)	(300)
Change in
Accounts receivable	(34,845)	22,434
Inventories	(26,740)	30,745
Trade accounts payable	6,892	(2,050)
Salaries and incentives	14,637	(3,853)
Retirement benefits and deferred compensation	(2,810)	(4,741)
Other accrued liabilities	(258)	(2,437)
Other	1,744	313

Net cash provided by operating activities	62,439	110,161

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,416)	(9,375)
Proceeds from sale of property, plant and equipment	180	615
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(342)	(501)

Net cash used in investing activities	(11,077)	(10,760)

Cash Flows From Financing Activities
Net borrowings (payments) on short-term lines of credit	(334)	(4,700)
Borrowings on long-term line of credit	10,000	75,491
Payments on long-term line of credit	(6,260)	(148,127)
Excess tax benefit related to share-based payment arrangements	1,000	300
Common stock issued	9,667	6,119
Common stock retired	(24,218)	(157)
Cash dividends paid	(36,171)	(34,069)

Net cash provided by (used in) financing activities	(46,316)	(105,143)

Effect of exchange rate changes on cash	(792)	(1,313)

Net increase (decrease) in cash and cash equivalents	4,254	(7,055)
Cash and cash equivalents:
Beginning of year	5,412	12,119

End of period	$9,666	$5,064

See notes to consolidated financial statements

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 24, 2010 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 24, 2010 and September 25, 2009, and cash flows for the thirty-nine weeks ended September 24, 2010 and September 25, 2009 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 24, 2010, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Net earnings available to common shareholders	$30,431	$17,336	$75,832	$31,738

Weighted average shares outstanding for basic earnings per share	60,107	59,940	60,304	59,827

Dilutive effect of stock options computed using the treasury stock method and the average market price	517	374	536	306

Weighted average shares outstanding for diluted earnings per share	60,624	60,314	60,840	60,133

Basic earnings per share	$0.51	$0.29	$1.26	$0.53

Diluted earnings per share	$0.50	$0.29	$1.25	$0.53

Stock options to purchase 2,965,000 and 2,834,000 shares were not included in the 2010 and 2009 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 24, 2010 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price

Outstanding, December 25, 2009	4,813	$28.98	2,445	$28.38
Granted	827	27.80
Exercised	(251)	12.54
Canceled	(61)	32.23

Outstanding, September 24, 2010	5,328	$29.53	2,841	$30.41

The Company recognized year-to-date share-based compensation of $7.3 million in 2010 and $7.7 million in 2009. As of September 24, 2010, there was $7.3 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 24,	Sep 25,
	2010	2009
Expected life in years	6.0	6.0
Interest rate	2.7%	2.1%
Volatility	34.0%	30.1%
Dividend yield	3.0%	3.7%
Weighted average fair value per share	$7.38	$4.27
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

	Thirty-nine Weeks Ended
	Sep 24,	Sep 25,
	2010	2009
Expected life in years	1.0	1.0
Interest rate	0.3%	0.7%
Volatility	42.8%	51.5%
Dividend yield	2.9%	4.5%
Weighted average fair value per share	$8.48	$5.60
4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009
Pension Benefits
Service cost	$1,038	$1,078	$3,173	$3,498
Interest cost	3,160	2,926	9,575	9,261
Expected return on assets	(3,564)	(2,593)	(10,364)	(8,143)
Amortization and other	1,547	2,034	4,599	6,761

Net periodic benefit cost	$2,181	$3,445	$6,983	$11,377

Postretirement Medical
Service cost	$138	$174	$413	$424
Interest cost	310	335	930	985
Amortization	(50)	(45)	(145)	(45)

Net periodic benefit cost	$398	$464	$1,198	$1,364

The Company made voluntary tax-deductible contributions to its funded defined benefit plan in the amount of $10 million in the third quarter of 2010 and $15 million in the third quarter of 2009.

The Company paid $1.5 million in June 2010 and $1.5 million in June 2009 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $6.0 million and $4.4 million is included in other assets in the consolidated balance sheet as of September 24, 2010 and December 25, 2009, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Net earnings	$30,431	$17,336	$75,832	$31,738
Cumulative translation adjustment	-	-	-	234
Pension and postretirement medical liability adjustment	1,507	2,432	4,466	7,183
Gain (loss) on interest rate hedge contracts	763	303	2,401	594

Income taxes	(841)	(1,011)	(2,542)	(2,877)

Comprehensive income	$31,860	$19,060	$80,157	$36,872

Components of accumulated other comprehensive income (loss) were (in thousands):

	Sep 24,	Dec 25,
	2010	2009

Pension and postretirement medical liability adjustment	$(45,747)	$(48,560)
Gain (loss) on interest rate hedge contracts	(832)	(2,344)
Cumulative translation adjustment	(823)	(823)

Total	$(47,402)	$(51,727)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. The Company does not track assets by segment. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 24, 2010 and September 25, 2009 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009
Net Sales
Industrial	$99,236	$78,242	$296,489	$226,808
Contractor	70,362	55,379	194,941	163,213
Lubrication	20,365	13,687	55,342	42,879

Total	$189,963	$147,308	$546,772	$432,900

Operating Earnings
Industrial	$31,195	$20,332	$91,234	$45,262
Contractor	13,753	11,138	31,839	24,420
Lubrication	2,751	(167)	6,326	(3,348)
Unallocated corporate (expense)	(4,276)	(5,116)	(14,061)	(15,572)

Total	$43,423	$26,187	$115,338	$50,762

7.	Major components of inventories were as follows (in thousands):

	Sep 24,	Dec 25,
	2010	2009

Finished products and components	$48,690	$36,665
Products and components in various stages of completion	28,742	22,646
Raw materials and purchased components	41,284	31,826

	118,716	91,137
Reduction to LIFO cost	(33,374)	(32,479)

Total	$85,342	$58,658

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
September 24, 2010
Customer relationships	3 - 8	$41,075	$(23,294)	$(181)	$17,600
Patents, proprietary technology and product documentation	3 - 10	21,072	(14,347)	(85)	6,640
Trademarks, trade names and other	3 - 10	8,154	(4,300)	-	3,854

		70,301	(41,941)	(266)	28,094

Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$73,481	$(41,941)	$(266)	$31,274

December 25, 2009
Customer relationships	3 - 8	$41,075	$(18,655)	$(181)	$22,239
Patents, proprietary technology and product documentation	3 - 10	22,862	(13,708)	(87)	9,067
Trademarks, trade names and other	3 - 10	8,154	(2,470)	-	5,684

		72,091	(34,833)	(268)	36,990
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$75,271	$(34,833)	$(268)	$40,170

Amortization of intangibles was $3.0 million in the third quarter of 2010 and $8.9 million year-to-date. Estimated annual amortization expense is as follows: $11.8 million in 2010, $10.7 million in 2011, $8.8 million in 2012, $4.1 million in 2013, $0.9 million in 2014 and $0.7 million thereafter.

9.	Components of other current liabilities were (in thousands):

	Sep 24,	Dec 25,
	2010	2009

Accrued self-insurance retentions	$7,282	$7,785
Accrued warranty and service liabilities	6,815	7,437
Accrued trade promotions	4,757	2,953
Payable for employee stock purchases	4,040	5,115
Income taxes payable	2,739	1,550
Other	20,705	22,533

Total other current liabilities	$46,338	$47,373

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine
	Weeks Ended	Year Ended
	Sep 24,	Dec 25,
	2010	2009

Balance, beginning of year	$7,437	$8,033
Charged to expense	2,203	4,548
Margin on parts sales reversed	1,921	2,876
Reductions for claims settled	(4,746)	(8,020)

Balance, end of period	$6,815	$7,437

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts have been designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value are recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI will be reclassified to earnings as interest rates increase and as the swap contracts approach their expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $2.6 million in the first nine months of 2010.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were seven contracts outstanding as of September 24, 2010, with notional amounts totaling $20 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	Sep 24,	Dec 25,
	Classification	2010	2009
Gain (loss) on interest rate hedge contracts	Other current liabilities	$(1,321)	$(3,722)

Gain (loss) on foreign currency forward contracts
Gains		$42	$207
Losses		(280)	(249)

Net	Other current liabilities	$(238)	$(42)

Item 2.	GRACO INC. AND SUBSIDIARIES

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
Results of Operations
Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	%	Sep 24,	Sep 25,	%
	2010	2009	Change	2010	2009	Change

Net Sales	$190.0	$147.3	29%	$546.8	$432.9	26%
Net Earnings	$30.4	$17.3	76%	$75.8	$31.7	139%
Diluted Net Earnings per Common Share	$0.50	$0.29	72%	$1.25	$0.53	136%
All segments and geographic regions had double-digit percentage revenue growth for both the quarter and year-to-date. Volume increases drove improvements in gross margin rates and net earnings. Currency translation did not have a significant effect on consolidated results for the quarter or year-to-date.

Consolidated Results
Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Americas[1]	$108.7	$84.1	$305.6	$252.6
Europe[2]	43.4	35.6	129.2	105.9
Asia Pacific	37.9	27.6	112.0	74.4

Consolidated	$190.0	$147.3	$546.8	$432.9

[1] North and South America, including the U.S.

[2] Europe, Africa and Middle East
Sales for the quarter increased 29 percent in the Americas, 22 percent in Europe (32 percent at consistent translation rates) and 37 percent in Asia Pacific (33 percent at consistent translation rates). Year-to-date sales increased 21 percent in the Americas, 22 percent in Europe (25 percent at consistent translation rates) and 51 percent in Asia Pacific (45 percent at consistent translation rates). Translation rates did not have a significant impact on the overall sales increases of 29 percent for the quarter and 26 percent year-to-date.
Gross profit margin, expressed as a percentage of sales, was 55 percent for the quarter and 54 percent year-to-date, up from 53 percent and 50 percent, for the comparable periods last year, respectively. Higher production volume in 2010 was the major factor in the improvement in both the quarter and year-to-date rates. Selling price increases and lower pension costs contributed to the increase in margin rates. Costs related to workforce reductions lowered the 2009 nine-month gross margin rate.
Total operating expenses increased $9 million for the quarter and $16 million year-to-date. Higher incentives expense, driven by improved results, accounted for most of the increase in both the quarter and year-to-date. As a percentage of sales, operating expenses decreased to 32 percent for the quarter and 33 percent year-to-date, from 35 percent and 38 percent for the comparable periods last year.
The effective income tax rate of 28 percent for the quarter reflects the effects of expiring statutes of limitations and recent tax law rulings. The year-to-date effective income tax rate of 32 percent for 2010 was higher than the 31 percent rate for the comparable period of 2009. The federal R&D credit has not been renewed for 2010, so no credit is included in the 2010 rate.

Segment Results
Certain measurements of segment operations compared to last year are summarized below:
Industrial

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Net sales (in millions)
Americas	$46.7	$37.0	$134.1	$108.3
Europe	25.6	22.0	80.6	65.7
Asia Pacific	26.9	19.2	81.8	52.8

Total	$99.2	$78.2	$296.5	$226.8

Operating earnings as a percentage of net sales	31%	26%	31%	20%

Industrial segment sales for the quarter increased 26 percent in the Americas, 16 percent in Europe (25 percent at consistent translation rates) and 40 percent in Asia Pacific (36 percent at consistent translation rates). Year-to-date sales increased 24 percent in the Americas, 23 percent in Europe and 55 percent in Asia Pacific (49 percent at consistent translation rates).
Higher volume and leveraging of expenses, along with price increases, contributed to the improvement in operating earnings as a percentage of sales.
Contractor

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Net sales (in millions)
Americas	$46.8	$36.2	$130.2	$109.0
Europe	16.2	12.5	44.1	37.3
Asia Pacific	7.4	6.7	20.6	16.9

Total	$70.4	$55.4	$194.9	$163.2

Operating earnings as a percentage of net sales	20%	20%	16%	15%

Contractor segment sales for the quarter increased 29 percent in the Americas, 30 percent in Europe (41 percent at consistent translation rates) and 10 percent in Asia Pacific (7 percent at consistent translation rates). Year-to-date sales increased 20 percent in the Americas, 18 percent in Europe (22 percent at consistent translation rates) and 22 percent in Asia Pacific (16 percent at consistent translation rates). Sales of new products contributed to the increased pace of sales in the third quarter.
Operating margin percentages were steady compared to last year as the favorable effects of higher volume were offset by costs and expenses related to new product introductions.

Lubrication

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 24,	Sep 25,	Sep 24,	Sep 25,
	2010	2009	2010	2009

Net sales (in millions)
Americas	$15.2	$10.9	$41.2	$35.4
Europe	1.6	1.1	4.5	2.9
Asia Pacific	3.6	1.7	9.6	4.6

Total	$20.4	$13.7	$55.3	$42.9

Operating earnings as a percentage of net sales	14%	(1)%	11%	(8)%

Lubrication segment sales for the quarter increased 39 percent in the Americas. From small bases, sales increased 49 percent in Europe and approximately doubled in Asia Pacific. Year-to-date sales increased 17 percent in the Americas, 53 percent in Europe and 111 percent in Asia Pacific.
Higher volume, actions to reduce product costs, leveraging of expenses and price increases contributed to the improvement in operating earnings as a percentage of sales.
Liquidity and Capital Resources
In the first nine months of 2010, the Company paid dividends of $36 million and purchased $24 million of its common stock. The Company also made a $10 million voluntary contribution to a funded defined benefit pension plan. Significant uses of cash in the first nine months of 2009 included $73 million for reduction of borrowings under the long-term line of credit, $34 million for payment of dividends and $15 million for a contribution to a funded pension plan.
Since the end of 2009, inventories increased by $27 million to meet higher demand. Accounts receivable increased by $35 million due to higher sales levels.
At September 24, 2010, the Company had various lines of credit totaling $270 million, of which $171 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2010.

Outlook
During the recession, the Company continued to invest in new product development and international expansion. Management is pleased with the resulting flow of new products and the strengthened teams, infrastructure and channel in Europe and Asia Pacific that are contributing to sales and earnings growth. Although management expects construction markets in the U.S. and parts of Europe will remain in difficult shape for the near-term, we are optimistic that the global industrial recovery will continue.
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
Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Jun 26, 2010 – Jul 23, 2010	86,411	$29.30	86,411	5,590,000

Jul 24, 2010 – Aug 20, 2010	215,000	$29.58	215,000	5,375,000

Aug 21, 2010 – Sep 24, 2010	195,362	$28.13	195,362	5,179,638

Item 6.      Exhibits
10.1	Graco Restoration Plan (2005 Statement). Fifth Amendment adopted September 16, 2010.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting Third Quarter Earnings, dated October 20, 2010.

101	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 20, 2010	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 20, 2010	By:	/s/ James A. Graner

James A. Graner
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 20, 2010	By:	/s/ Caroline M. Chambers

Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)