Form 10-K
period 2010-12-31
GRACO INC
filed 2011-02-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010, or

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
     Yes ☐ No ☑
The aggregate market value of 59,889,113 shares of common stock held by non-affiliates of the registrant was $1,797,272,295 as of June 25, 2010.
60,105,842 shares of common stock were outstanding as of February 14, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2011, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I
ITEM 1 — BUSINESS
Graco Inc. and its subsidiaries (which we refer to in this Form 10-K as “us,” “we,” “our Company” or the “Company”) design, manufacture and sell equipment that pumps, meters, mixes, dispenses and sprays a wide variety of fluids and semi-solids. Contractors and original equipment manufacturers are the primary users of our Company’s equipment, in a wide variety of applications, in the construction, manufacturing, processing and maintenance industries. Our equipment is used to paint, finish, fill, glue and seal a wide range of goods and materials. Our equipment is sold primarily through third-party distributors with approximately 30,000 outlets worldwide.
Our Company sells a full line of its products in each of the following geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa) and Asia Pacific. Sales in the Americas represent approximately 55 percent of our Company’s total sales; sales in Europe approximately 24 percent; and sales in Asia Pacific approximately 21 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic markets. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic regions. Subsidiaries located in Belgium, the People’s Republic of China (“P.R.C.”), Australia, Japan and Korea distribute our Company’s products. The majority of our manufacturing occurs in the United States, but certain products are manufactured or assembled in the P.R.C. and Belgium.
Our Company classifies its business into three reportable segments, each with a worldwide focus: Industrial, Contractor and Lubrication. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.
Graco Inc. is a Minnesota corporation and was incorporated in 1926. For more information about our Company and its products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (“SEC”).
Our Company’s Strengths and Objectives
Our Company strives to develop technologically superior, multi-featured, high-quality products. We specialize in providing pumping and spraying solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties, and multiple component materials that require precise ratio control. Our Company’s products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance. All business segments target growth with new products, through global expansion, particularly in advancing economies, and in new markets. Targeted acquisitions, and the worldwide addition of specialized sales employees and specialized distributors, are key components to our Company’s growth strategy. We coordinate and drive these growth strategies across our geographic regions.
Our Company strives to generate 30 percent of its annual sales from products introduced in the prior three years. In 2010, we generated 27 percent of our sales from new products. In 2009, the percentage of sales represented by new products was 26 percent and in 2008 it was 26 percent.
Manufacturing is a key competency of Graco. Our manufacturing is aligned with our business segments and is co-located with product development to accelerate new product development and improve cost and quality. Our Company invests significant resources in maximizing the quality, responsiveness and cost-effectiveness of our production operations by investing in equipment and doing critical machining, assembly and testing in-house. Products are manufactured in focused factories and product cells. Raw materials and purchased components are sourced from suppliers around the world. The segments manage operations devoted to the manufacture of their products. Our corporate manufacturing staff provides oversight and strategic direction of our manufacturing resources. Our corporate manufacturing staff also manages those factories not fully aligned with a single segment, and our warehouses, customer service and other shared corporate manufacturing functions.
Facilities
Major product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; and Suzhou, P.R.C. The product development and engineering groups in each segment focus on new product design, product improvements, new applications for existing products and strategic technologies for their specific customer base. Total product development expenditures for all segments were $38 million in 2010, $38 million in 2009, and $37 million in 2008.
Our Company’s headquarters are located in a 142,000 sq. ft. facility in Minneapolis, Minnesota. The facility is also occupied by the management, marketing and product development personnel for the Industrial segment. Information systems, accounting services and purchasing for our Company are housed in a 42,000 sq. ft. office building nearby. In 2010, our Company purchased a small parcel of land adjacent to our owned property in Minneapolis, Minnesota.
A large percentage of our Company’s facilities are devoted to the manufacture and distribution of the various products offered for sale by the business segments.
Products marketed by the Industrial segment are manufactured in owned facilities in Minneapolis, Minnesota (405,000 sq. ft. manufacturing/warehouse/office), Sioux Falls, South Dakota (149,000 sq. ft. manufacturing/office), and North Canton, Ohio (132,000 sq. ft. manufacturing/office). The North Canton, Ohio facility specializes in developing and manufacturing specialized product configurations, and it has an application development laboratory where we work with distributors, materials suppliers and end users to test new materials and reconfigure existing equipment for use in new applications. Some Industrial products are assembled in owned facilities in Suzhou, P.R.C. (79,000 sq. ft. assembly/warehouse/office), and Maasmechelen, Belgium (175,000 sq. ft. assembly/warehouse/office). The Maasmechelen facility also functions as the site of our European headquarters, as well as our European training, testing and education center (8,600 sq. ft.).
Products marketed by the Contractor segment are manufactured primarily in owned facilities in Rogers, Minnesota (333,000 sq. ft. manufacturing/warehouse/office). Segment management, marketing, engineering, customer service, warehouse, shipping, sales and training are also located at the Rogers facility. The Company leases space in Rogers, Minnesota to store inventory and assemble small electric sprayers (33,000 sq. ft. warehouse/assembly). Our Sioux Falls, South Dakota plant manufactures spray guns and accessories for the Contractor segment. Some Contractor products are manufactured or assembled in our owned facility in Suzhou, P.R.C. In 2010, the Company ceased the manufacture and warehousing of Airlessco®-branded sprayers and spray guns in Moorpark, California (32,778 sq. ft. manufacturing/warehouse/office) and terminated its lease. Airlessco products are now manufactured at our existing facilities in Sioux Falls, South Dakota and Suzhou, P.R.C. and warehoused in and distributed from Sioux Falls, South Dakota, Suzhou, P.R.C. and Maasmechelen, Belgium.
The Lubrication segment conducts its manufacturing operations in an owned facility located in Anoka, Minnesota (207,000 sq. ft. manufacturing/office). Management, marketing, engineering, customer service, warehouse, sales and training functions for the Lubrication segment are also housed in this building. Some Lubrication products are being assembled in our owned facility in Suzhou, P.R.C.
Some products are distributed to the P.R.C. market from a warehouse located in Shanghai, P.R.C. (13,730 sq. ft. warehouse). In 2010, we formed Graco Trading (Suzhou) Co., Ltd., a foreign invested commercial enterprise, for further distribution of our products to the P.R.C.
Our Company opened an Indonesian Representative Office of Graco Hong Kong Ltd. in the third quarter of 2010. In 2010, our Company also signed a lease for a 29,000 sq. ft. office facility in the Huangpu District of Shanghai. In the second quarter of 2011, our Company plans to move its Asia Pacific headquarters and Shanghai Representative Office from their current location in the Xuhui District of Shanghai to the newly-leased facility in the Huangpu District.
Business Segments
Industrial Segment
The Industrial segment is the largest of our Company’s businesses and represents approximately 55 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. End users of our industrial equipment require solutions to their manufacturing and maintenance challenges and are driven by the return on investment that our products provide. The Industrial Products division markets its equipment and services to customers who manufacture, assemble, maintain, repair and refinish products such as appliances, vehicles, airplanes, electronics, cabinets and furniture, and other articles. In addition to marketing its equipment to customers in similar industries, the Applied Fluid Technology division also sells to contractors who use its plural component equipment to apply foam insulation and protective coatings to buildings and other structures such as ships and bridges.
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

Industrial Products
The Industrial Products division focuses its product development and sales efforts on two main applications: equipment that applies paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products (finishing); and process pump equipment that moves and dispenses chemicals and liquid and semi-solid foods (process pumps).
Our finishing equipment pumps, meters and applies liquids on all types of wood, metal and plastic. Manufacturers in the automotive, automotive feeder, truck/bus/recreational vehicle, military and utility vehicle, aerospace, farm and construction, wood and general metals industries use our liquid finishing products. Our liquid finishing equipment includes paint circulating and paint supply pumps, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coatings depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds (VOCs) into the air.
Our finishing application strategies include being a technology leader and providing environmental compliance solutions. In 2010, we introduced the ProMix® 2KE, a compact, entry-level two-component proportioner that is ideally suited for spraying single color solvent borne and waterborne polyurethanes and epoxies to wood and metals in manufacturing settings. The ProMix 2KE helps reduce waste and VOCs, and has control technology that allows the user to set up, operate and monitor the system from an LCD display as the system performs. We also introduced the ProMix 3KS and the ProControl™ 1KS, to complete our new family of configurable liquid finishing proportioners first introduced in 2009.
Our process pumps move chemicals, petroleum, food and other fluids. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and gas, electronics, wastewater, mining and ceramics industries use our process pumps. We offer pumps for sanitary applications including FDA-compliant 3-A sanitary pumps, diaphragm pumps, transfer pumps and drum and bin unloaders. Our process pumps provide a mechanized solution to a traditionally manual process in a factory of moving fluids, such as the transfer of bulk tomato paste, from large barrels into equipment that dispenses the fluid into jars or other containers. In 2010, we introduced PVDF, conductive polypropylene and hastelloy options of the Husky™ 1050 one-inch pump, allowing the pump to be used with a greater variety of fluids and chemicals. The Husky 1050 one-inch pump, which we first introduced in 2009 in aluminum, polypropylene and stainless steel options, is the first in a new series of air-operated double diaphragm pumps. In 2010, we also introduced new Saniforce™ sanitary transfer pumps, including drum and bin unloaders, which move a broad range of fluids such as fruit juices, pizza sauce, caramel and peanut butter. Saniforce pumps increase end-user efficiency and have a lower cost of ownership compared to more traditional solutions.
Applied Fluid Technologies
The Applied Fluid Technologies division directs its engineering, sales and marketing efforts toward two broad types of applications: equipment to pump, meter, mix and dispense high performance protective coatings and foam (protective coatings and foam); and equipment to pump, meter, mix and dispense sealants, adhesives, molded polyurethane parts and composites (advanced fluid dispense).
We offer sprayer systems and plural component proportioning equipment to apply protective coatings and foam to a wide variety of surfaces. Reactor® plural component pumps are used to apply foam to insulate things such as walls, water heaters, refrigeration, and hot tubs, create commercial roofing membranes and for packaging, architectural design and cavity filling. This equipment is also used to apply two-component polyurea coatings to tanks, pipes, roofs, truck beds and foundations. The Graco XM Plural-Component Sprayer™ series is used for corrosion-control applications such as tank and pipeline coatings, shipbuilding, marine and railcar maintenance, wind tower coating, bridge and infrastructure projects and coating structural steel. The XM sprayers provide precise ratio control in a highly configurable system. User controls provide a real-time display of ratio and a USB port for downloading data on spray pressures, temperatures, actual ratio and total flow output.
Our Company offers pumps, meters, applicators and valves for the metering, mixing and dispensing of precision beads of sealant and adhesive to bond, mold, seal, vacuum encapsulate, pot, laminate and gasket parts and devices in a wide variety of industrial applications. We also offer resin pumping and metering solutions for advanced composites, which are used in the manufacture of vehicles and aircraft, wind turbines and bridge materials.
Key product strategies of the Applied Fluid Technologies division are to maintain technology leadership in plural component applications, process controls, and electric pumps; and to offer a full range of best-value standard products by using a standardized, modular product structure, with pre-engineered products to cover a broad range of configurations and applications. In the second half of 2010, we launched the XP70, which is an entry-point two-component high-pressure sprayer used to apply protective coatings to tanks, pipes, ships, bridges, and other surfaces requiring industrial coatings. The XP70 is an entry-point plural-component sprayer and an additional option in our protective coatings and foam equipment.

In the second quarter of 2010, we released the Graco HFR Metering System™, an in-plant, hydraulic, fixed-ratio metering system that applies a range of materials from rigid and flexible polyurethanes to elastomers and epoxies used for noise dampening, insulation, and structural integrity. The hydraulic motor control module gives the ability to more precisely control ratio and volume of the system as compared to air-operated systems. It is offered at a lower price point than traditional custom in-plant polyurethane processing systems, and is one of the first modular, configurable in-plant polyurethane processing systems.
The Graco PGM Metering System™, which dispenses sealants and adhesives, was launched in the second quarter of 2010. It combines consistent bead dispense with high flow rates, which means users can improve production rates. It is ideally suited to apply seals to solar panels and automotive windshields.
There are a variety of applications for Graco equipment throughout the alternative energy markets. Graco’s sealant and adhesive application equipment is widely used by manufacturers and material suppliers serving the solar energy market, through the application of primary and secondary seals to solar panels, potting or encapsulating junction boxes, inverters and charge controllers, gasketing or sealing junction box lids, solar module frames, battery cell plates and battery lids, thermal management of solar cells, inverters and charge controllers and the bonding of solar cells and solar mirrors. We offer durable reliable fluid-handling systems for the manufacture and maintenance of wind power components from spraying protective foam and other coatings on wind turbine towers to the manufacture of rotor blades. Our equipment is used worldwide by wind turbine manufacturers to supply a catalyzed plastic resin for the formation of the blades used on turbines and to apply an adhesive for bonding parts of the blades.
Contractor Segment
The Contractor segment generated approximately 35 percent of our Company’s 2010 total sales. The Contractor segment directs its product development, sales and marketing efforts toward three broad applications: paint, texture, and pavement maintenance. The Contractor segment markets airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals, to professional painters in the construction and maintenance industries, tradesmen and do-it-yourselfers. The products are distributed primarily through distributor outlets whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. Certain sprayers and accessories are distributed globally through the home center channel.
Contractor equipment encompasses a wide variety of sprayers, including sprayers that apply markings on roads, parking lots, fields and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Many of these sprayers and their accessories contain one or more technological features such as micro-processor-based controls for consistent spray and protective shut-down, a pump that may be removed and re-installed without tools, an easy clean feature, gas/electric convertibility, and a durable pump finish. Continual technological innovation and broad product families with multiple offerings are characteristic of our Contractor segment. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features.
A strategy of the Contractor segment is to expand base markets using our core technologies. In 2010, we introduced new professional-grade handheld paint sprayers designed for the professional and the do-it-yourselfer. After conducting research, we found an opportunity to expand our base markets by adapting core technologies found in our professional sprayers into a compact, handheld design. By leveraging our existing channels, we were able to access customer segments quickly. Two TrueCoat™ corded handheld sprayers are designed for the do-it-yourselfer. The TrueCoat Pro™ and ProShot® cordless handheld sprayers are designed for the do-it-yourselfer, property manager, remodeler, tradesman and professional painting contractor. In 2010, we supported these handheld sprayers with a comprehensive marketing program that included television, print and online advertising, and a dedicated website with resources and tips for successful completion of painting projects. Our Company also offers handheld sprayers for international markets under other Graco brand names.
Another strategy of the Contractor segment is to expand base markets using new technologies. We introduced our first scarifier systems in 2010. The GrindLazer™ products are designed to remove pavement lines and smooth uneven pavement surfaces. The GrindLazer products bring new technologies to the pavement maintenance industry, such as Graco InstaCut™ technology, which allows the user to turn the cutters off and on without having to lift hands off the handles.
In 2010, we also upgraded our electric and gas airless paint sprayers by adding a built-in QuikReel™ hose reel to minimize contractors’ hose management difficulties and by adding FastFlush™ technology to decrease clean-up time.
Contractor products are marketed and sold in all major geographic areas. In 2010, we added distributors throughout the world that specialize in the sale of particular Contractor products. In Europe and Asia Pacific, we are pursuing a broad strategy of converting contractors accustomed to the manual application of paint and other coatings by brush and roller to spray technology. This requires extensive in-person demonstration of the productivity advantages, cost savings and finish quality of our spray equipment. This also requires the conversion of local paint distributors who may have a different method of selling their product. For example, some paint companies in the P.R.C. include spray application in the price they charge for their paint.
Lubrication Segment
The Lubrication segment represented approximately 10 percent of our Company’s sales during 2010. The Lubrication segment focuses its engineering, marketing and sales efforts on two main lubrication markets: vehicle services and industrial. We supply pumps, hose reels, meters, valves and accessories to the motor vehicle lubrication market where our customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships and auto parts stores. In the industrial lubrication market, we offer systems, components, and accessories for the automatic lubrication of industrial and commercial equipment, compressors, turbines, and on-road and off-road vehicles. Markets served include gas transmission and petrochemical, pulp and paper, mining and construction, agricultural equipment, food and beverage, material handling, metal manufacturing and wind energy. For the maintenance of wind power components, we offer products that automatically lubricate bearings, gears and generators, and products that evacuate and dispense oil, grease, anti-freeze and hydraulic fluids. Our lubrication products are sold through independent third party distributors, oil jobbers and directly to original equipment manufacturers.
One of our key Lubrication segment strategies is to provide products with differentiated features that are unique to the industries served. The G3™ electric lubrication pump, used to pump grease or oil in automatic lubrication systems, was released for sale in 2010. The G3 is designed to lubricate grease points on vehicles, in-plant machines and conveyors, and wind energy equipment. The G3 is a highly versatile pump platform, offering end users the unique ability to choose from three types of controls, multiple reservoir sizes and types, three power choices and the ability to record pump performance through the optional G3 Data Management System (DMS™). The G3 works with all major automatic metering systems (single line resistive, single line parallel, and series progressive). Monitoring of its on and off time, pressure, cycle counts, and machine counts make the G3 pump suitable for virtually any lubrication system application.
The Lubrication segment markets and sells our lubrication equipment worldwide, although the bulk of its sales come from North America. Products are distributed in each of our Company’s major geographic markets, primarily through independent distributors serviced by a mix of independent sales representatives and Graco sales people. In 2010, the Lubrication segment focused efforts on developing products for expanded geographic markets. In 2010, we introduced the LD™ Series hose reel targeted for use in European, Asian and South American markets. The LD Series hose reels were jointly designed by our Lubrication engineering groups in the United States and in the P.R.C. for market specific applications and are manufactured in our owned facility in Suzhou, P.R.C. The Lubrication segment also upgraded the Matrix® automated oil dispense tracking system, and released Matrix software intended for use in European markets.
Raw Materials
The primary materials and components used in the manufacturing process are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. The raw materials and components used are generally adequately available through multiple sources of supply. In order to manage cost, our Company continues to increase its global sourcing of materials and components, primarily in the Asia Pacific region.
During 2010, the prices of aluminum, nickel, copper, steel, rubber and plastics significantly increased over 2009 pricing levels. Our Company endeavors to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. In 2010, a worldwide electronic component supply shortage increased lead times on these components. We have performed risk assessments of our key suppliers of electronic components and other commodities, and are factoring the risks identified into our commodity plans.
Intellectual Property
We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” several forms of a capital “G,” “Airlessco,” “ASM,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

Competition
We face substantial competition in all of our markets. The nature and extent of this competition varies in different markets due to the depth and breadth of our Company’s products. Product quality, reliability, design, customer support and service, personal relationships, specialized engineering and pricing are the major competitive factors in our markets. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies offer competitive products at lower prices. We believe we are one of the world’s leading producers of high-quality specialized fluid handling equipment in the markets we serve.
Environmental Protection
Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 31, 2010.
Employees
As of December 31, 2010, we employed approximately 2,200 persons. Of this total, approximately 500 were employees based outside the United States, and 800 were hourly factory workers in the United States. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside the United States. Compliance with such agreements has no material effect on our Company or its operations.
Item 1A. Risk Factors
Economic Environment — Demand for our products depends on the level of commercial and industrial activity worldwide.
An economic downturn or financial market turmoil may depress demand for our equipment in all major geographies and markets. If our distributors and OEMs are unable to purchase our products because of unavailable credit or unfavorable credit terms or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected.
Major Customers — Our Contractor segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales and impact segment profitability.
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
In 2010, approximately 54 percent of our sales were generated by customers located outside the United States. Operations located outside the United States expose us to special risks, including the risk of terrorist activities, civil disturbances, environmental catastrophes, supply chain disruptions, and special taxes, regulations and restrictions. We are increasing our presence in advancing economies and our revenues and net income may be adversely affected by the more volatile economic and political conditions prevalent in these regions. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings and may make it difficult for some of our distributors to purchase products.
Suppliers — Risks associated with foreign sourcing of raw materials and components, supply interruption, delays in raw material or component delivery or supply shortages may adversely affect our production or profitability.
Our Company is sourcing an increasing percentage of our materials and components from suppliers outside the United States. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities may impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and trade regulation changes may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events.

Acquisitions — Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and effectively integrated into our existing businesses in order for this strategy to be successful.
We have identified acquisitions as one of the strategies by which we intend to grow our business. If we are unable to obtain financing at a reasonable cost, are unsuccessful in acquiring and integrating businesses into our business, or do not realize projected efficiencies and cost-savings from the businesses we acquire, we may be unable to meet our growth or profit objectives.
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
Competition — Demand for our products may be affected by new entrants who copy our products and infringe on our intellectual property.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The information concerning the location and general character of the physical properties of our Company contained under Item 1 — BUSINESS of this 2010 Annual Report on Form 10-K is incorporated herein by reference.
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
Our Australian subsidiary has a third-party logistics arrangement with a global supplier to handle storage and order fulfillment for Graco products sold to Australian and New Zealand distributors. The operations, accounting, customer service and administrative staff of the Australian subsidiary are housed in leased office space in Melbourne, Australia.
Our Company’s facilities are in satisfactory condition, suitable for their respective uses and are generally adequate to meet current needs. During 2010, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services.
Item 3. Legal Proceedings
Our Company is engaged in routine litigation incident to our business, which management believes will not have a material adverse effect upon our operations or consolidated financial position.
Item 4. (Removed and Reserved)

Executive Officers of Our Company
The following are all the executive officers of Graco Inc. as of February 22, 2011:
Patrick J. McHale, 49, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President of Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to March 2001. Prior to becoming Vice President, Lubrication Equipment Division in September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in December 1989.
David M. Ahlers, 52, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in September 2008.
Caroline M. Chambers, 46, became Vice President and Controller in December 2006 and has served as the Company’s principal accounting officer since September 2007. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.
Karen Park Gallivan, 54, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan and Arundel. She joined the Company in January 2003.
James A. Graner, 66, became Chief Financial Officer and Treasurer in September 2005. He was Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.
Dale D. Johnson, 56, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000, through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division, in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.
Jeffrey P. Johnson, 51, is Vice President and General Manager, Asia Pacific, a position he has held since February 2008. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.
David M. Lowe, 55, became Vice President and General Manager, Industrial Products Division in February 2005. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in February 1995.
Simon J. W. Paulis, 63, became Vice President and General Manager, Europe in September 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, Contractor Equipment Europe from January 1999 to September 2005. Prior to joining Graco, he served as business unit manager for Black & Decker N.V., general sales manager for Alberto Culver, and marketing manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in January 1999.
Charles L. Rescorla, 59, became Vice President of Manufacturing, Information Systems and Distribution Operations in April 2009. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to until September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment Division. Prior to June 2003, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in June 1988.

Mark W. Sheahan, 46, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services, where he was responsible for strategic and financial activities. He joined the Company in September 1995.
Brian J. Zumbolo, 41, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings & Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment Division. Mr. Zumbolo joined the Company in 1999.
The Board of Directors re-elected each of the above executive officers to their current position on April 23, 2010.

PART II
Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Graco Common Stock
Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 14, 2011, the share price was $42.50 and there were 60,105,842 shares outstanding and 2,884 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 45,000 beneficial owners.
The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2005, and all dividends were reinvested).

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$164,721	$192,088	$189,963	$197,293
Gross profit	89,295	101,920	104,558	107,672
Net earnings	20,565	24,836	30,431	27,008

Per common share
Basic net earnings	$0.34	$0.41	$0.51	$0.45
Diluted net earnings	0.34	0.41	0.50	0.44
Dividends declared	0.20	0.20	0.20	0.21

Stock price (per share)
High	$31.82	$35.98	$32.61	$40.56
Low	25.82	28.74	27.05	30.05

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$137,880	$147,712	$147,308	$146,312
Gross profit	64,328	73,008	78,141	77,339
Net earnings	2,768	11,634	17,336	17,229

Per common share
Basic net earnings	$0.05	$0.19	$0.29	$0.29
Diluted net earnings	0.05	0.19	0.29	0.28
Dividends declared	0.19	0.19	0.19	0.20

Stock price (per share)
High	$26.42	$24.94	$30.77	$32.09
Low	14.17	16.40	20.57	26.37

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
No shares were purchased in the fourth quarter of 2010. As of December 31, 2010, there were 5,179,638 shares that may yet be purchased under the Board authorization.
Item 6. Selected Financial Data
Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2010	2009	2008	2007	2006
Net sales	$744,065	$579,212	$817,270	$841,339	$816,468
Net earnings	102,840	48,967	120,879	152,836	149,766
Per common share
Basic net earnings	$1.71	$0.82	$2.01	$2.35	$2.21
Diluted net earnings	1.69	0.81	1.99	2.32	2.17
Cash dividends declared	0.81	0.77	0.75	0.68	0.60

Total assets	$530,474	$476,434	$579,850	$536,724	$511,603
Long-term debt (including current portion)	70,255	86,260	180,000	107,060	—

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
•	Overview

•	Results of Operations

•	Segment Results

•	Financial Condition and Cash Flow

•	Critical Accounting Estimates

•	Outlook
Overview
Graco designs, manufactures and markets systems and equipment to pump, meter, mix and dispense a wide variety of fluids. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end-users. More than half of our sales are outside of the United States. Graco’s business is classified by management into three reportable segments, each responsible for product development, manufacturing, marketing and sales of their products. The segments are headquartered in North America. They have responsibility for sales and marketing in the Americas and joint responsibility with Europe and Asia Pacific regional management for sales and marketing in those geographic areas.
Graco’s key strategies include developing and marketing new products, expanding distribution globally, opening new markets with technology and channel expansion and completing strategic acquisitions. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent net earnings growth.
Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and distribution facilities are located in the United States, Belgium, Japan, Korea, China and Australia.
Results of Operations
Net sales, operating earnings, net earnings and earnings per share were as follows (in millions except per share amounts):

	2010	2009	2008
Net Sales	$744	$579	$817
Operating Earnings	153	74	187
Net Earnings	103	49	121
Diluted Net Earnings per Common Share	$1.69	$0.81	$1.99
2010 Summary:
•	Revenues grew by 28 percent, benefiting from the global industrial recovery and the Company’s investments in new products, innovative technologies and commercial capabilities to support geographic expansion. Sales growth in all segments and regions exceeded 20 percent. By region, sales increased 24 percent in the Americas, 25 percent in Europe and 46 percent in Asia Pacific. Sales in the Industrial segment grew by 31 percent; sales in the Contractor segment grew by 23 percent and sales in the Lubrication segment increased by 35 percent.

•	Translation rates did not have a significant impact on sales and earnings in 2010. Changes in Asian currencies and the Canadian dollar largely offset the effects of changes in the euro.

•	Operating earnings were $153 million as compared to $74 million in the prior year, and as a percentage of sales were 21 percent, up from 13 percent in 2009.

•	Net earnings totaled $103 million or $1.69 diluted earnings per share as compared to $49 million or $0.81 diluted earnings per share in 2009.

•	There were 53 weeks in fiscal 2010 and 52 weeks in fiscal 2009.

•	Gross profit margin as a percentage of sales improved by 3 1/2 points from 2009, mainly due to reduction in unabsorbed manufacturing costs as compared to the prior year. Other factors contributing to improvement in the gross margin rate included selling price increases and lower pension costs in 2010, and costs related to workforce reductions that lowered the 2009 rate.

•	Investment in new product development was $38 million or 5 percent of sales in 2010.

•	Total operating expenses were $32 million higher than 2009. The significant recovery in sales and earnings in 2010 resulted in higher incentive expense, accounting for approximately two-thirds of the increase in operating expense for the year. Operating expense as a percentage of sales decreased to 33 1/2 percent in 2010 from 37 1/2 percent.

•	The effective tax rate was 31 percent as compared to 29 percent in 2009. The effect of the federal R&D tax credit of $2 1/2 million and the domestic production deduction was lower in 2010 as a percentage of pre-tax earnings as compared to 2009.

•	Cash flows from operations were strong at $101 million, though lower than the prior year as working capital requirements for accounts receivable and inventory increased in-line with sales growth.
2009 Summary:
•	Weak economic conditions worldwide affected the Company’s operating results. Although sales strengthened in the second half as compared to the first half of 2009, sales decreased in all segments and regions as compared to the prior year. By region, the sales decline was 28 percent in the Americas, 39 percent in Europe and 17 percent in Asia Pacific. Sales in the Industrial segment declined by 32 percent; sales in the Contractor segment declined by 22 percent and sales in the Lubrication segment declined by 34 percent.

•	Unfavorable currency translation decreased net sales by approximately $10 million and decreased net earnings by approximately $4 million in 2009.

•	The Company incurred $5 million of cost related to workforce reductions.

•	Gross profit margin as a percentage of sales decreased by 2 percentage points from 2008. The favorable effects of pricing, product mix, lower material costs and other cost reduction activities partially offset the effects of low production volumes and increased pension costs.

•	Investment in new product development was $38 million or 6 1/2 percent of sales in 2009.

•	Overall, total operating expenses were 11 percent lower than the prior year, due to lower workforce reduction costs and lower volume-related expenses. Expense reductions were partially offset by higher pension costs.

•	The effective tax rate was 29 percent as compared to 32 percent in 2008. The effect of federal business credits and the domestic production deduction was greater in 2009 as a percentage of pre-tax earnings as compared to the prior year.

•	Cash flows from operations remained strong at $147 million.
The following table presents net sales by geographic region (in millions):

	2010	2009	2008
Americas[1]	$408	$329	$455
Europe[2]	178	143	232
Asia Pacific	158	107	130

Total	$744	$579	$817

[1]	North and South America, including the United States. Sales in the United States were $341 million in 2010, $280 million in 2009 and $384 million in 2008.

[2]	Europe, Africa and Middle East
In 2010, sales in the Americas increased by 24 percent overall, with increases of 26 percent in the Industrial segment, 22 percent in the Contractor segment and 23 percent in the Lubrication segment as compared to the prior year. Most end-markets strengthened in 2010, though some select industries, such as residential and commercial construction, remain weak. More than half of the increase in the Contractor segment was due to new product launches.
In 2010, sales in Europe were strong across all segments, with an increase of 25 percent overall and 24 percent in the Industrial segment, 24 percent in the Contractor segment and 56 percent in the Lubrication segment. Sales growth was strong throughout the region.
In 2010, sales growth in Asia Pacific was especially significant, increasing of 46 percent overall and exceeding pre-recession levels. Sales grew 49 percent in the Industrial segment, 24 percent in the Contractor segment and more than double the prior year sales in the Lubrication segment. The Company has continued to invest in this region with additional commercial resources and focus on new distribution to support growing end markets.

In 2009, sales in the Americas declined by 28 percent overall, with declines of 32 percent in the Industrial segment, 19 percent in the Contractor segment and 34 percent in the Lubrication segment as compared to the prior year. In Europe, sales declined by 40 percent in the Industrial segment, 35 percent in the Contractor segment and 45 percent in the Lubrication segment. In Asia Pacific, sales declined by 21 percent in the Industrial segment, increased by 1 percent in the Contractor segment and declined by 26 percent in the Lubrication segment. Despite the severity of the global recession, commercial resources were maintained and new distribution outlets were opened in all regions and segments.
The following table presents components of net sales change:

	2010
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	30%	23%	33%	23%	29%	41%	28%
Currency	1%	—%	2%	1%	(4)%	5%	—%

Total	31%	23%	35%	24%	25%	46%	28%

	2009
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	(31)%	(23)%	(33)%	(28)%	(36)%	(17)%	(29)%
Acquisitions	—%	3%	—%	1%	1%	—%	1%
Currency	(1)%	(2)%	(1)%	(1)%	(4)%	—%	(1)%

Total	(32)%	(22)%	(34)%	(28)%	(39)%	(17)%	(29)%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2010	2009	2008
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	45.8	49.4	47.1

Gross profit	54.2	50.6	52.9
Product development	5.1	6.5	4.5
Selling, marketing and distribution	18.2	19.9	17.0
General and administrative	10.3	11.3	8.5

Operating earnings	20.6	12.9	22.9
Interest expense	0.5	0.8	0.9
Other expense, net	0.1	0.2	0.1

Earnings before income taxes	20.0	11.9	21.9
Income taxes	6.2	3.4	7.1

Net Earnings	13.8%	8.5%	14.8%

2010 Compared to 2009
Operating earnings as a percentage of sales were 21 percent in 2010, up from 13 percent in 2009, with improvements in gross margins and expense leverage as compared to the prior year. Major factors for the improvement included improved product cost, mix and pricing, reduced unabsorbed manufacturing costs and absence of workforce reduction costs incurred in 2009.
Gross profit margin as a percentage of sales was 54 percent in 2010 as compared to 51 percent in 2009. Higher volume rates reduced unabsorbed manufacturing costs from $26 million in 2009 to $12 million in 2010 and accounted for approximately half of the improvement in gross margins. Other factors contributing to improvement in the gross margin rate included selling price increases and lower pension costs in 2010, and costs related to workforce reductions that lowered the 2009 rate.
Total operating expense increased $32 million as compared to 2009 and operating expense as a percentage of sales was 33 1/2 percent, decreasing from 37 1/2 percent the prior year. Higher incentive expense accounted for approximately two-thirds of the increase. Investment in new product development was $38 million or 5 percent of sales in 2010. Selling, marketing and distribution costs were

$136 million in 2010 as compared to $116 million in 2009. General and administrative costs were $77 million as compared to $65 million in the prior year.
Interest expense was $4 million in 2010 as compared to $5 million in 2009. Debt was reduced by $20 million in 2010 from the prior year.
The Company’s effective tax rate was 31 percent in 2010, higher than the effective tax rate of 29 percent in 2009. The rate is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits, the Domestic Production Deduction (DPD) and changes in unrecognized tax benefits resulting from favorable tax rulings. Overall, the effect of the business credits and domestic production deductions in 2010 was lower in 2010 as a percentage of pre-tax earnings as compared to the prior year.
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

Segment Results
The following table presents net sales and operating earnings by business segment (in millions):

	2010	2009	2008
Sales
Industrial	$409	$313	$463
Contractor	257	208	267
Lubrication	78	58	87

Total	$744	$579	$817

Operating Earnings
Industrial	$126	$68	$138
Contractor	37	29	47
Lubrication	9	(3)	13
Unallocated corporate	(19)	(20)	(11)

Total	$153	$74	$187

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.
Industrial
The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2010	2009	2008
Sales
Americas	$187	$149	$220
Europe	109	89	148
Asia Pacific	113	75	95

Total	$409	$313	$463

Components of Net Sales Change
Volume and Price	30%	(31)%	—%
Acquisitions	—%	—%	2%
Currency	1%	(1)%	2%

Total	31%	(32)%	4%

Operating Earnings as a Percentage of Sales	31%	22%	30%

In 2010, sales in the Industrial segment increased 31 percent, with increases in all regions. By geography, sales increased by 26 percent in the Americas, 24 percent in Europe (27 percent at consistent translation rates) and 49 percent in Asia Pacific (44 percent at consistent translation rates).
In 2010, operating earnings were $126 million or 31 percent of sales as compared to $68 million or 22 percent of sales in 2009, with the higher sales and resulting increases in production volume leading to improvement in operating earnings as a percentage of sales. One percentage point of the change in operating earnings is attributed to favorable product cost, mix and selling prices, one percentage point is attributed to cost of workforce reductions in 2009, two percentage points is attributed to reduction in unabsorbed manufacturing costs and five percentage points is attributed to improved expense leverage.
In 2009, sales in the Industrial segment decreased by 32 percent, with declines in all regions. Sales declined by 32 percent in the Americas, 40 percent in Europe (36 percent at consistent translation rates) and 21 percent in Asia Pacific. Although still below the prior year, sales improved in the fourth quarter of 2009 as compared to earlier quarters.

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
In this segment, sales in each geographic region are significant and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates, automobile production, building construction and the level of the U.S. dollar versus the euro, the Canadian dollar, the Australian dollar and various Asian currencies.
Contractor
The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2010	2009	2008
Sales
Americas	$163	$133	$165
Europe	63	50	77
Asia Pacific	31	25	25

Total	$257	$208	$267

Components of Net Sales Change
Volume and Price	23%	(23)%	(15)%
Acquisitions	—%	3%	1%
Currency	—%	(2)%	1%

Total	23%	(22)%	(13)%

Operating Earnings as a Percentage of Sales	14%	14%	18%

In 2010, sales in the Contractor segment increased 23 percent, with increases in all regions. By geography, sales increased by 22 percent in the Americas, 24 percent in Europe (29 percent at consistent translation rates) and 24 percent in Asia Pacific (18 percent at consistent translation rates). In the Americas, the professional paint stores channel was the primary driver of the sales increase, with more than half of the increase coming from the new handheld product line. The new handheld product was also a significant contributor to growth in Europe, though less significant in Asia Pacific due to product launch late in the year.
In 2010, operating earnings were $37 million as compared to $29 million in 2009, or 14 percent of sales in both years. Operating margin percentages were held down by costs and expenses related to new product introductions and expanding distribution as well as increase in volume-related items including incentives and distributor rebates.
In 2009, sales in the Contractor segment decreased by 22 percent, with declines of 19 percent and 35 percent (31 percent at consistent translation rates) in the Americas and Europe, respectively. Sales in Asia Pacific were steady compared to last year. In the Americas, sales declined in both the professional paint store and home center channels.
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
In this segment, sales in all regions are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Lubrication
The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Lubrication segment (dollars in millions):

	2010	2009	2008
Sales
Americas	$58	$47	$71
Europe	6	4	8
Asia Pacific	14	7	9

Total	$78	$58	$88

Components of Net Sales Change
Volume and Price	33%	(33)%	(4)%
Acquisitions	—%	—%	1%
Currency	2%	(1)%	—%

Total	35%	(34)%	(3)%

Operating Earnings as a Percentage of Sales	11%	(5)%	14%

In 2010, sales in the Lubrication segment increased 35 percent, with increases in all regions. By geography, sales increased by 23 percent in the Americas, 56 percent in Europe (61 percent at consistent translation rates) and more than doubled in Asia Pacific. Sales of industrial lubrication products contributed significantly to the strong growth seen in 2010 and the Company has begun to benefit from the increase in dedicated commercial resources in Asia Pacific and Europe supporting this segment.
In 2010, operating earnings were $9 million or 11 percent of sales as compared to an operating loss of $3 million in 2009. The improvement in operating earnings as a percentage of sales can be attributed to improved product cost, mix and pricing (six percentage points), lower unabsorbed manufacturing costs (two percentage points) and improved expense leverage (six percentage points).
In 2009, sales in the Lubrication segment decreased by 34 percent, with declines of 34 percent in the Americas, 45 percent (44 percent at consistent translation rates) in Europe and 26 percent (27 percent at consistent translation rates) in Asia Pacific, with declines in both the vehicle services and industrial lubrication channels.
In 2009, the operating loss in the Lubrication segment was $3 million or 5 percent of sales in 2009 as compared to operating earnings of $12 million or 14 percent of sales the prior year. The segment continued to invest in new product development and growth in international commercial capabilities, but was severely affected by low volumes and unabsorbed manufacturing costs.
Although the Americas represent the substantial majority of sales for the Lubrication segment and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production and mining activity worldwide.
Unallocated corporate
(in millions)

	2010	2009	2008
Unallocated corporate (expense)	$(19)	$(20)	$(11)
Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions. In 2010, unallocated corporate included $10 million of stock compensation, $4 million related to the non-service cost portion of pension expense and $3 million of contributions to the Company’s charitable foundation. In 2009, unallocated corporate included $9 million related to the non-service cost portion of pension expense and $9 million of stock compensation.

Financial Condition and Cash Flow
Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2010	2009
Working capital	$133	$85
Current ratio	2.1	1.8
Days of sales in receivables outstanding	62	63
Inventory turnover (LIFO)	4.5	3.9
In 2010, the Company’s financial condition and cash flows from operations were strong, with cash flows from operations totaling $101 million. Our working capital investment increased in-line with increased sales volumes. Inventories increased by $33 million with an improvement in turns from the prior year and include build-up of certain Contractor products to support 2011 growth activities. Accounts receivable increased by $24 million, with days of sales outstanding remaining consistent with the prior year. Other primary uses of cash included capital expenditures of $17 million, a voluntary contribution of $10 million to a funded pension plan, dividends of $48 million and share repurchases of $24 million.
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
Capital Structure. At December 31, 2010, the Company’s capital structure included current debt of $8 million, long-term debt of $70 million and shareholders’ equity of $264 million.
Shareholders’ equity increased by $54 million in 2010. The key components of changes in shareholders’ equity include current year earnings of $103 million, reduced by $49 million of dividends declared and $24 million of share repurchases.
Liquidity and Capital Resources. At December 31, 2010, the Company had various lines of credit totaling $270 million, including a $250 million, five year credit facility entered into in 2007 and $20 million with foreign banks. At year-end, long-term debt outstanding was $70 million. The unused portion of committed credit lines was $194 million at year-end. In addition, the Company has unused, uncommitted lines of credit totaling $11 million.
The Company has also reviewed long-term financing requirements, taking into consideration the favorable interest rates available and subsequent to year-end, reached an agreement-in-principle with a major lender to provide long-term private placement debt up to $300 million. Maturities would be between 7 years and 15 years. We expect to use this debt for general corporate purposes, working capital needs, share repurchases and acquisitions.
Internally generated funds and the Company’s other sources of financing are expected to provide the Company with the flexibility to meet its liquidity needs in 2010, including its capital expenditure plan of approximately $30 million, planned dividends (estimated at $50 million) and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.
In December 2010, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.80 to $0.84 per share, a 5 percent increase.
Cash Flow. A summary of cash flow follows (in millions):

	2010	2009	2008
Operating Activities	$101	$147	$162
Investing Activities	(19)	(13)	(85)
Financing Activities	(77)	(139)	(71)
Effect of exchange rates on cash	(1)	(2)	1

Net cash provided (used)	4	(7)	7

Cash and cash equivalents at year-end	$10	$5	$12

Cash Flows Provided by Operating Activities. During 2010, $101 million was generated from operating cash flows, compared to $147 million in 2009. The effect of higher net earnings on cash flow was partially offset by use of cash for increases in working capital items, including increases in accounts receivable of $23 million and inventory of $33 million. Higher provisions for incentives increased accruals for salaries and incentives by $20 million in 2010, with payment expected in early 2011.
During 2009, $147 million was generated from operating cash flows, compared to $162 million in 2008. The effect of lower net earnings on cash flow was partially offset by cash provided by decreases in accounts receivable and inventory of $28 million and $33 million, respectively.
Cash Flows Used in Investing Activities. During 2010, cash was used to fund $17 million of additions to property, plant and equipment. During 2009, cash was used to fund $11 million of additions to property, plant and equipment.
Cash Flows Used in Financing Activities. During 2010, $77 million was used in financing activities as compared to $139 million in 2009. Cash dividends paid totaled $48 million, an increase of $3 million from the prior year and share repurchases totaled $24 million. During 2009, $139 million was used in financing activities, with net payments on borrowings totaling $100 million and cash dividends of $45 million.
In September 2009, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2012 and 5.2 million shares remain available under this authorization as of December 31, 2010. The Company may make opportunistic share repurchases in the future.
Off-Balance Sheet Arrangements and Contractual Obligations. As of December 31, 2010, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 31, 2010. The Company has also guaranteed the debt of its subsidiaries for up to $32 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period (in millions)
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt	$70	$—	$70	$—	$—
Operating leases	10	3	4	2	1
Purchase obligations[1]	42	42	—	—	—
Interest on long-term debt	1	1	—	—	—
Unfunded pension and postretirement medical benefits[2]	27	2	5	5	15

Total	$150	$48	$79	$7	$16

[1]	The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

[2]	The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance. The Company expects that no contribution to the funded pension plan will be required in 2011.
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
For U.S. plans, the Company establishes its discount rate assumption by reference to the “Citigroup Pension Liability Index”, a published index commonly used as a benchmark. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company maintained its investment return assumption at 8.5 percent for 2011. Mortality rates are based on a common group mortality table for males and females.

Net pension cost in 2010 was $9 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 31, 2010, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(17)	$2
Expected return on assets	—	1
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued several Accounting Standards Updates (ASU) that will be effective for the Company in 2011. New guidance on revenue recognition (ASU 2009-13 and 2009-14) and on goodwill impairment testing (ASU 2010-29) will not have a significant impact on the Company’s consolidated financial statements. New guidance on pro forma financial information for business combinations (ASU 2010-29) will be considered for disclosures of future acquisitions.
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
The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 31, 2010, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2009 results, the effect of the stronger U.S. dollar versus the euro was largely offset by strengthening of Asian currencies and for the year ended December 31, 2010, the impact of currency translation resulted in a calculated increase in net sales and net earnings of approximately $3 million and $2 million, respectively. For the year ended December 25, 2009, the calculated impact of currency translation resulted in an increase in net sales and net earnings of approximately $10 million and $4 million, respectively.
2011 Outlook
Management believes that the Company is well positioned for another year of solid growth in sales and earnings in 2011, building on momentum created in 2010. Investments in new product engineering, development of global commercial capabilities and channel expansion should continue to provide growth in the coming year. Further recovery in the global industrial economy should drive continued growth in the Industrial and Lubrication segments in all regions. The outlook for industrial growth in advancing economies is particularly positive and the Company intends to move forward aggressively with adding commercial resources in those areas. The Company remains cautious about the residential and commercial construction recovery in the U.S. and other areas. However, investments in new products, end-user conversion and channel expansion should provide opportunity for success in the Contractor segment in 2011.
The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.
The Company will continue to pursue strategies focused on growth, with new product development, international expansion, entering new markets and strategic acquisitions. In 2011, the Company intends to expand capital resources, make additional share repurchases and will continue to evaluate acquisition prospects.
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
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. Please refer to Item 1A of, and Exhibit 99 to, this Annual Report on Form 10-K for fiscal year 2010 for a more comprehensive discussion of these and other risk factors.
Investors should realize that factors other than those identified above and in Item 1A and Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.
Item 8. Financial Statements and Supplementary Data

		Page
•	Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities)	12
•	Management’s Report on Internal Control Over Financial Reporting	26
•	Reports of Independent Registered Public Accounting Firm	27
•	Consolidated Statements of Earnings for fiscal years 2010, 2009 and 2008	29
•	Consolidated Statements of Comprehensive Income for fiscal years 2010, 2009 and 2008	29
•	Consolidated Balance Sheets for fiscal years 2010 and 2009	30
•	Consolidated Statements of Cash Flows for fiscal years 2010, 2009 and 2008	31
•	Consolidated Statements of Shareholders’ Equity for fiscal years 2010, 2009 and 2008	32
•	Notes to Consolidated Financial Statements	33
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 31, 2010.
The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting
To the Shareholders and Board of Directors of
Graco Inc.
We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 22, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2011

Consolidated Financial Statements
To the Shareholders and Board of Directors of
Graco Inc.
We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and December 25, 2009, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 31, 2010 and December 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2011

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands except per share amounts)

	Years Ended
	December 31,	December 25,	December 26,
	2010	2009	2008
Net Sales	$744,065	$579,212	$817,270
Cost of products sold	340,620	286,396	385,093

Gross Profit	403,445	292,816	432,177
Product development	37,699	37,538	36,558
Selling, marketing and distribution	135,903	115,550	138,665
General and administrative	76,702	65,261	69,589

Operating Earnings	153,141	74,467	187,365
Interest expense	4,184	4,854	7,633
Other expense, net	417	946	1,153

Earnings Before Income Taxes	148,540	68,667	178,579
Income taxes	45,700	19,700	57,700

Net Earnings	$102,840	$48,967	$120,879

Basic Net Earnings per Common Share	$1.71	$0.82	$2.01

Diluted Net Earnings per Common Share	$1.69	$0.81	$1.99

Cash Dividends Declared per Common Share	$0.81	$0.77	$0.75
See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 31,	December 25,	December 26,
	2010	2009	2008
Net Earnings	$102,840	$48,967	$120,879
Other comprehensive income (loss)
Cumulative translation adjustment	—	234	(1,105)
Pension and postretirement medical liability adjustment	(4,297)	34,576	(102,741)
Gain (loss) on interest rate hedge contracts	3,268	1,214	(3,236)
Income taxes	313	(13,263)	39,290

Other comprehensive income (loss)	(716)	22,761	(67,792)

Comprehensive Income	$102,124	$71,728	$53,087

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 25,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$9,591	$5,412
Accounts receivable, less allowances of $5,600 and $6,500	124,593	100,824
Inventories	91,620	58,658
Deferred income taxes	18,647	20,380
Other current assets	7,957	3,719

Total current assets	252,408	188,993

Property, Plant and Equipment, net	134,185	139,053
Goodwill	91,740	91,740
Other Intangible Assets, net	28,338	40,170
Deferred Income Taxes	14,696	8,372
Other Assets	9,107	8,106

Total Assets	$530,474	$476,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$8,183	$12,028
Trade accounts payable	19,669	17,983
Salaries and incentives	34,907	14,428
Dividends payable	12,610	12,003
Other current liabilities	44,385	47,373

Total current liabilities	119,754	103,815
Long-term Debt	70,255	86,260
Retirement Benefits and Deferred Compensation	76,351	73,705
Uncertain Tax Positions	—	3,000
Commitments and Contingencies (Note K)

Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 60,047,955 and 59,999,158 shares outstanding in 2010 and 2009	60,048	59,999
Additional paid-in-capital	212,073	190,261
Retained earnings	44,436	11,121
Accumulated other comprehensive income (loss)	(52,443)	(51,727)

Total shareholders’ equity	264,114	209,654

Total Liabilities and Shareholders’ Equity	$530,474	$476,434

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,	December 25,	December 26,
	2010	2009	2008
Cash Flows From Operating Activities
Net earnings	$102,840	$48,967	$120,879
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, amortization and impairment	33,973	35,140	35,495
Deferred income taxes	(4,248)	(69)	(160)
Share-based compensation	10,024	9,369	9,051
Excess tax benefit related to share-based payment arrangements	(1,988)	(375)	(2,873)
Change in
Accounts receivable	(23,285)	28,420	14,965
Inventories	(32,997)	32,663	(9,937)
Trade accounts payable	1,670	(701)	(6,806)
Salaries and incentives	20,453	(2,893)	(3,169)
Retirement benefits and deferred compensation	(1,428)	(848)	(2,672)
Other accrued liabilities	(18)	(2,838)	5,658
Other	(3,873)	(303)	2,047

Net cash provided by operating activities	101,123	146,532	162,478

Cash Flows From Investing Activities
Property, plant and equipment additions	(16,620)	(11,463)	(29,102)
Proceeds from sale of property, plant and equipment	257	770	1,768
Investment in life insurance	(1,499)	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(907)	(602)	(1,327)
Acquisition of businesses, net of cash acquired	—	—	(55,186)

Net cash used in investing activities	(18,769)	(12,794)	(85,346)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	10,584	10,824	12,431
Payments on short-term lines of credit	(13,789)	(17,209)	(13,760)
Borrowings on long-term line of credit	140,540	270,715	450,470
Payments on long-term line of credit	(156,545)	(364,455)	(377,530)
Excess tax benefit related to share-based payment arrangements	1,988	375	2,873
Common stock issued	12,794	6,571	13,701
Common stock repurchased	(24,218)	(187)	(114,836)
Cash dividends paid	(48,146)	(45,444)	(44,702)

Net cash used in financing activities	(76,792)	(138,810)	(71,353)

Effect of exchange rate changes on cash	(1,383)	(1,635)	1,418

Net increase (decrease) in cash and cash equivalents	4,179	(6,707)	7,197
Cash and Cash Equivalents
Beginning of year	5,412	12,119	4,922

End of year	$9,591	$5,412	$12,119

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid-In	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance December 28, 2007	$61,964	$156,420	$32,986	$(6,696)	$244,674
Shares issued	645	13,056	—	—	13,701
Shares repurchased	(3,093)	(8,093)	(100,881)	—	(112,067)
Stock compensation cost	—	9,051	—	—	9,051
Tax benefit related to stock options exercised	—	3,473	—	—	3,473
Restricted stock cancelled	—	254	—	—	254
Net earnings	—	—	120,879	—	120,879
Dividends declared	—	—	(44,539)	—	(44,539)
Other comprehensive income (loss)	—	—	—	(67,792)	(67,792)

Balance December 26, 2008	59,516	174,161	8,445	(74,488)	167,634
Shares issued	491	6,080	—	—	6,571
Shares repurchased	(8)	(23)	(156)	—	(187)
Stock compensation cost	—	9,369	—	—	9,369
Tax benefit related to stock options exercised	—	674	—	—	674
Net earnings	—	—	48,967	—	48,967
Dividends declared	—	—	(46,135)	—	(46,135)
Other comprehensive income (loss)	—	—	—	22,761	22,761

Balance December 25, 2009	59,999	190,261	11,121	(51,727)	209,654
Shares issued	875	11,919	—	—	12,794
Shares repurchased	(826)	(2,619)	(20,773)	—	(24,218)
Stock compensation cost	—	10,024	—	—	10,024
Tax benefit related to stock options exercised	—	2,488	—	—	2,488
Net earnings	—	—	102,840	—	102,840
Dividends declared	—	—	(48,752)	—	(48,752)
Other comprehensive income (loss)	—	—	—	(716)	(716)

Balance December 31, 2010	$60,048	$212,073	$44,436	$(52,443)	$264,114

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 31, 2010, December 25, 2009 and December 26, 2008
A. Summary of Significant Accounting Policies
Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2010, was a 53-week year. Years ended December 25, 2009 and December 26, 2008, were 52-week years.
Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 31, 2010, all subsidiaries are 100 percent owned.
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
Other Current Assets. Amounts included in other current assets were (in thousands):

	2010	2009
Prepaid income taxes	$5,879	$1,928
Prepaid expenses and other	2,078	1,791

Total	$7,957	$3,719

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
Intangible Assets. Goodwill has been assigned to reporting units, which are the Company’s divisions. The amounts of goodwill for each reportable segment were (in thousands):

	2010	2009
Industrial	$59,511	$59,511
Contractor	12,732	12,732
Lubrication	19,497	19,497

Total	$91,740	$91,740

Components of other intangible assets were (dollars in thousands):

	Estimated			Foreign
	Life		Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
December 31, 2010
Customer relationships	3 - 8	$41,075	$(24,840)	$(181)	$16,054
Patents, proprietary technology and product documentation	3 - 10	19,902	(13,956)	(87)	5,859
Trademarks, trade names and other	3 - 10	8,154	(4,909)	—	3,245

		69,131	(43,705)	(268)	25,158
Not Subject to Amortization Brand names		3,180	—	—	3,180

Total		$72,311	$(43,705)	$(268)	$28,338

December 25, 2009
Customer relationships	3 - 8	$41,075	$(18,655)	$(181)	$22,239
Patents, proprietary technology and product documentation	3 - 10	22,862	(13,708)	(87)	9,067
Trademarks, trade names and other	3 - 10	8,154	(2,470)	—	5,684

		72,091	(34,833)	(268)	36,990
Not Subject to Amortization Brand names		3,180	—	—	3,180

Total		$75,271	$(34,833)	$(268)	$40,170

Amortization of intangibles was $11.8 million in 2010 and $12.3 million in 2009. Estimated future annual amortization is as follows: $10.7 million in 2011, $8.8 million in 2012, $4.1 million in 2013, $0.9 million in 2014 and $0.7 million thereafter.
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
Other Assets. Components of other assets were (in thousands):

	2010	2009
Cash surrender value of life insurance	$6,185	$4,409
Capitalized software	1,050	945
Deposits and other	1,872	2,752

Total	$9,107	$8,106

The Company paid $1.5 million in 2010 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2010, 2009 and 2008.
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

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2010	2009

Accrued self-insurance retentions	$6,675	$7,785
Accrued warranty and service liabilities	6,862	7,437
Accrued trade promotions	5,947	2,953
Payable for employee stock purchases	5,655	5,115
Income taxes payable	733	1,550
Other	18,513	22,533

Total	$44,385	$47,373

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
Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2010	2009
Balance, beginning of year	$7,437	$8,033
Charged to expense	3,484	4,548
Margin on parts sales reversed	3,412	2,876
Reductions for claims settled	(7,471)	(8,020)

Balance, end of year	$6,862	$7,437

Revenue Recognition. Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk and title passes to the customer. This is generally on the date of shipment, however certain sales have terms requiring recognition when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions. Rights of return are typically contractually limited, amounts are estimable, and the Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been approximately 2 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses. From time to time, the Company may promote the sale of new products by agreeing to accept returns of superseded products. In such cases, provisions for estimated returns are recorded as a reduction of net sales.
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
In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts were designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value were recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI were reclassified to earnings as interest rates varied and as the swap contracts approached expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $3.5 million in 2010 and $3.0 million in 2009.
The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense, net. There were seven contracts outstanding as of December 31, 2010, with notional amounts totaling $19 million. There were 64 contracts outstanding during all or part of 2010, with net losses of $1.9 million offsetting $1.3 million of exchange gains on net monetary positions, included in other expense, net. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.
The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	2010	2009
Gain (loss) on interest rate hedge contracts	Other current liabilities	$(454)	$(3,722)

Gain (loss) on foreign currency forward contracts
Gains		$92	$207
Losses		(284)	(249)

Net	Other current liabilities	$(192)	$(42)

The Company may periodically hedge other anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. There were no gains or losses on such transactions in 2010, 2009 and 2008, and there were no such transactions outstanding as of December 31, 2010, and December 25, 2009.
Cash flow presentation. In 2010, the Company changed its cash flow presentation of notes payable activity, for all periods presented, to separately disclose borrowings and payments. In prior years, such activity was disclosed on a net basis. The Company also changed the cash flow presentation of activity on the swingline portion of its long-term revolving credit arrangement by changing the method it uses to accumulate borrowing and payment amounts. The effect of this change was to increase both borrowings and payments on long-term line of credit by $193 million in 2009 and $208 million in 2008. These changes had no impact on net cash used in financing activities.
Recent Accounting Pronouncements. The Financial Accounting Standards Board (FASB) has issued several Accounting Standards Updates (ASU) that will be effective for the Company in 2011. New guidance on revenue recognition (ASU 2009-13 and 2009-14) and on goodwill impairment testing (ASU 2010-29) will not have a significant impact on the Company’s consolidated financial statements. New guidance on pro forma financial information for business combinations (ASU 2010-29) will be considered for disclosures of future acquisitions.
B. Segment Information
The Company has three reportable segments: Industrial, Contractor and Lubrication. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and truck assembly and components plants, wood products, rail, marine, aerospace, farm, construction, bus, recreational vehicles, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, corrosion control, texture, and line striping. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, service garages, fleet service centers, automobile dealerships, the mining industry and industrial lubrication applications. All segments market parts and accessories for their products.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The cost of manufacturing for each segment is based on product cost, and expenses are based on actual costs incurred along with cost allocations of shared and centralized functions based on activities performed, sales or space utilization. The Company began identifying or allocating certain assets to segments in 2010. Depreciation expense is charged to the manufacturing or operating cost center that utilizes the asset, and is then allocated to segments on the same basis as other expenses within that cost center.
Reportable segments are defined by product. Segments are responsible for development, manufacturing, marketing and sales of their products. This allows for focused marketing and efficient product development. The segments share common purchasing, certain manufacturing, distribution and administration functions.

Reportable Segments (in thousands)	2010	2009	2008
Net Sales
Industrial	$409,569	$312,935	$462,941
Contractor	256,588	208,544	266,772
Lubrication	77,908	57,733	87,557

Total	$744,065	$579,212	$817,270

Operating Earnings
Industrial	$126,266	$68,310	$138,240
Contractor	36,952	28,952	47,156
Lubrication	8,897	(2,907)	12,475
Unallocated corporate (expense)	(18,974)	(19,888)	(10,506)

Total	$153,141	$74,467	$187,365

Assets
Industrial	$270,160
Contractor	134,938
Lubrication	81,746
Unallocated corporate	43,630

Total	$530,474

Unallocated corporate (expense) is not included in management’s measurement of segment performance and includes such items as stock compensation, bad debt expense, charitable contributions and certain portions of pension expense. Unallocated assets include cash, allowances and valuation reserves, deferred income taxes, certain capital items and other assets.

Geographic Information (in thousands)	2010	2009	2008
Net sales (based on customer location)
United States	$341,009	$279,814	$384,221
Other countries	403,056	299,398	433,049

Total	$744,065	$579,212	$817,270

Long-lived assets
United States	$117,859	$122,035
Other countries	16,326	17,018

Total	$134,185	$139,053

Sales to Major Customers
There were no customers that accounted for 10 percent or more of consolidated sales in 2010, 2009 or 2008.
C. Inventories
Major components of inventories were as follows (in thousands):

	2010	2009

Finished products and components	$48,670	$36,665
Products and components in various stages of completion	31,275	22,646
Raw materials and purchased components	46,693	31,826

	126,638	91,137
Reduction to LIFO cost	(35,018)	(32,479)

Total	$91,620	$58,658

Inventories valued under the LIFO method were $63.3 million for 2010 and $36.7 million for 2009. All other inventory was valued on the FIFO method.
Certain inventory quantities were reduced in 2009, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.
D. Property, Plant and Equipment
Property, plant and equipment were as follows (in thousands):

	2010	2009
Land and improvements	$10,305	$10,303
Buildings and improvements	102,667	102,222
Manufacturing equipment	189,741	188,225
Office, warehouse and automotive equipment	32,043	31,442
Additions in progress	10,098	2,248

Total property, plant and equipment	344,854	334,440
Accumulated depreciation	(210,669)	(195,387)

Net property, plant and equipment	$134,185	$139,053

Depreciation expense was $21.2 million in 2010, $21.7 million in 2009 and $20.9 million in 2008.
E. Income Taxes
Earnings before income tax expense consist of (in thousands):

	2010	2009	2008
Domestic	$137,213	$55,749	$159,972
Foreign	11,327	12,918	18,607

Total	$148,540	$68,667	$178,579

Income tax expense consists of (in thousands):

	2010	2009	2008
Current
Domestic
Federal	$43,580	$17,002	$50,483
State and local	2,200	(133)	2,300
Foreign	4,151	2,953	4,741

	49,931	19,822	57,524

Deferred
Domestic	(2,364)	(448)	(436)
Foreign	(1,867)	326	612

	(4,231)	(122)	176

Total	$45,700	$19,700	$57,700

Income taxes paid were $55.7 million, $15.3 million and $55.8 million in 2010, 2009 and 2008.
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2010	2009	2008
Statutory tax rate	35%	35%	35%
Tax effect of international operations	1	(1)	(1)
State taxes, net of federal effect	1	—	1
U.S. general business tax credits	(2)	(3)	(1)
Domestic production deduction	(3)	(2)	(2)
Change in unrecognized tax benefits	(2)	—	—
Other	1	—	—

Effective tax rate	31%	29%	32%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows (in thousands):

	2010	2009
Inventory valuations	$8,848	$7,532
Self-insurance retention accruals	2,168	2,403
Warranty reserves	2,177	2,370
Vacation accruals	2,299	2,025
Bad debt reserves	1,624	1,730
Stock compensation	—	2,000
Interest rate swaps	168	1,397
Other	1,363	923

Total Current	18,647	20,380

Unremitted earnings of consolidated foreign subsidiaries	(3,100)	(1,800)
Excess of tax over book depreciation	(19,518)	(22,114)
Pension liability	17,686	16,951
Postretirement medical	7,790	7,587
Stock compensation	10,194	5,947
Deferred compensation	877	833
Other	767	968

Total Non-current	14,696	8,372

Net deferred tax assets	$33,343	$28,752

Total deferred tax assets were $70.2 million and $65.1 million, and total deferred tax liabilities were $36.9 million and $36.3 million on December 31, 2010, and December 25, 2009.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.
The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.
F. Debt
In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. This credit facility provides $250 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $25 million under the swingline portion of the facility for daily working capital needs. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization). The weighted average interest rate on borrowings against the credit facility was 0.5 percent as of December 31, 2010 and 0.6 percent as of December 25, 2009. The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.
On December 31, 2010, the Company had $270 million in lines of credit, including the $250 million in committed credit facilities described above and $20 million with foreign banks. The unused portion of committed credit lines was $194 million as of December 31, 2010. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $11 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average cost of borrowing (including the effect of interest rate swaps) was 4.6 percent, 3.3 percent and 3.9 percent for the years ended December 31, 2010, December 25, 2009 and December 26, 2008. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.
The Company is in compliance with all financial covenants of its debt agreements.
Interest paid on debt during 2010, 2009 and 2008 was $4.4 million, $4.8 million and $8.1 million
Subsequent Event. The Company has agreed in principle to financing through a series of senior notes totaling $300 million, with terms ranging from 7 years to 15 years and fixed interest rates ranging from 4 percent to 5 1/2 percent.
G. Shareholders’ Equity
At December 31, 2010, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.
The Company maintains a plan in which one preferred share purchase right (Right) exists for each common share of the Company. Each Right will entitle its holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $150, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company’s outstanding common stock. The Rights expire in March 2020 and may be redeemed earlier by the Board of Directors for $.001 per Right.
Components of accumulated other comprehensive income (loss) were (in thousands):

	2010	2009

Pension and postretirement medical liability adjustment	$(51,334)	$(48,560)
Gain (loss) on interest rate hedge contracts	(286)	(2,344)
Cumulative translation adjustment	(823)	(823)

Total	$(52,443)	$(51,727)

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
Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $263,000 in 2010, $287,000 in 2009 and $280,000 in 2008. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 10,104 shares in 2010, 14,952 shares in 2009 and 10,228 shares in 2008. The expense related to this arrangement is not significant.
Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Outstanding, December 28, 2007	3,779	$28.63	2,228	$21.41
Granted	819	35.56
Exercised	(419)	16.60
Canceled	(224)	38.81

Outstanding, December 26, 2008	3,955	30.77	2,186	24.98
Granted	1,180	20.74
Exercised	(164)	10.59
Canceled	(158)	31.57

Outstanding, December 25, 2009	4,813	28.98	2,445	28.38
Granted	1,201	30.66
Exercised	(429)	14.45
Canceled	(76)	33.04

Outstanding, December 31, 2010	5,509	$30.42	2,980	$31.99

The following table summarizes information for options outstanding and exercisable at December 31, 2010 (in thousands, except per share and contractual term amounts):

		Options
		Outstanding
		Weighted Avg.	Options		Options
		Remaining	Outstanding		Exercisable
Range of	Options	Contractual Term	Weighted Avg.	Options	Weighted Avg.
Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercise Price
$ 11—20	489	1	$16.50	485	$16.50
20—30	2,236	8	24.07	641	25.00
30—40	1,911	7	36.48	1,085	36.47
40—49	873	5	41.23	769	41.23

$ 11—49	5,509	6	$30.42	2,980	$31.99

The aggregate intrinsic value of exercisable option shares was $23.6 million as of December 31, 2010, with a weighted average contractual term of 4.8 years. There were approximately 5.4 million vested share options and share options expected to vest as of December 31, 2010, with an aggregate intrinsic value of $50.7 million, a weighted average exercise price of $30.40 and a weighted average contractual term of 6.4 years.

Information related to options exercised follows (in thousands):

	2010	2009	2008
Cash received	$6,203	$1,733	$6,950
Aggregate intrinsic value	7,747	2,173	8,734
Tax benefit realized	2,800	800	3,100
Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 435,684 shares under this Plan in 2010, 312,424 shares in 2009 and 216,047 shares in 2008.
Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

		Available for Future
	Total Shares	Issuance as of
	Authorized	December 31, 2010
Stock Incentive Plan (2010)	5,100	4,627
Employee Stock Purchase Plan (2006)	2,000	1,036

Total	7,100	5,663

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 31, 2010, include options granted under four plans that were replaced by subsequent Plans. No shares are available for future grants under those plans.
Share-based Compensation. The Company recognized share-based compensation cost of $10.0 million in 2010, $9.4 million in 2009 and $9.1 million in 2008, which reduced net income by $7.4 million, or $0.12 per weighted common share in 2010, $7.3 million, or $0.12 per weighted common share in 2009 and $6.7 million, or $0.11 per weighted common share in 2008. As of December 31, 2010, there was $8.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2010	2009	2008
Expected life in years	5.7	6.0	6.0
Interest rate	2.4%	2.1%	3.2%
Volatility	34.8%	30.1%	25.1%
Dividend yield	2.7%	3.7%	2.1%
Weighted average fair value per share	$8.26	$4.27	$8.28
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

	2010	2009	2008
Expected life in years	1.0	1.0	1.0
Interest rate	0.3%	0.7%	1.5%
Volatility	42.8%	51.5%	27.1%
Dividend yield	2.9%	4.5%	2.1%
Weighted average fair value per share	$8.48	$5.60	$8.14

I. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2010	2009	2008
Net earnings available to common shareholders	$102,840	$48,967	$120,879

Weighted average shares outstanding for basic earnings per share	60,209	59,865	60,264
Dilutive effect of stock options computed based on the treasury stock method using the average market price	594	364	571

Weighted average shares outstanding for diluted earnings per share	60,803	60,229	60,835

Basic earnings per share	$1.71	$0.82	$2.01
Diluted earnings per share	$1.69	$0.81	$1.99
Stock options to purchase 1.7 million, 2.4 million and 2.9 million shares were not included in the 2010, 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.
J. Retirement Benefits
The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $3.7 million in 2010, $2.7 million in 2009 and $3.1 million in 2008.
The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees hired before January 1, 2005, are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.
The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover most U.S. employees hired before January 1, 2006, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. For U.S. plans, benefits are based on years of service and the highest five consecutive years’ earnings in the ten years preceding retirement. The Company funds annually in amounts consistent with minimum funding levels and maximum tax deduction limits.
Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in common stocks and bonds, including the Company’s common stock. Target allocations for plan assets are 55 percent equity securities, 25 percent fixed income securities and 20 percent real estate and alternative investments.
Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. Plan assets are classified within the fair value hierarchy as follows:
Level 1 — based on quoted prices in active markets for identical assets
Level 2 — based on significant observable inputs
Level 3 — based on significant unobservable inputs
In 2010, all plan assets were transferred to a new trust. In connection with the transfer, assets invested in certain funds that were formerly classified as level 1 in the fair value hierarchy were converted to funds sponsored by the new trustee that are now classified as level 2.
Even though the underlying assets held in the trustee-sponsored equity funds are classified by the trustee as level 1, the plan classifies those funds as level 2 because the unit of fund measurement is defined as its net asset value, which is not directly traded on an active exchange. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 or 60 days advance notice, while most of the funds allow redemptions daily.
Level 3 investments consist of real estate investment trusts whose assets are valued at least annually by independent appraisal firms, using market, income and cost approaches.

Plan assets by category and fair value measurement level were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2010
Equity
Graco common stock	$13,758	$13,758	$—	$—
U.S. Large Cap	58,296	—	58,296	—
U.S. Small Cap	12,698	—	12,698	—
International	47,793	—	47,793	—

Total Equity	132,545	13,758	118,787	—
Fixed income	48,490	—	48,490	—
Real estate and other	10,274	2,112	—	8,162

Total	$191,309	$15,870	$167,277	$8,162

December 25, 2009
Equity
Graco common stock	$10,448	$10,448	$—	$—
U.S. Large Cap	58,836	21,597	37,239	—
U.S. Small Cap	24,465	24,465	—	—
International	28,731	2,063	26,668	—

Total Equity	122,480	58,573	63,907	—
Fixed income	35,967	25,305	10,662	—
Real estate and other	7,642	956	—	6,686

Total	$166,089	$84,834	$74,569	$6,686

A reconciliation of the beginning and ending balances of level 3 plan assets follows:

2010
Balance, beginning of year	$6,686
Purchases	2,079
Redemptions	(940)
Change in unrealized gains (losses)	337

Balance, end of year	$8,162

The Company uses a year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 31, 2010, and December 25, 2009, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2010	2009	2010	2009
Change in benefit obligation
Obligation, beginning of year	$218,197	$215,154	$22,726	$23,782
Service cost	4,225	4,718	550	565
Interest cost	12,769	12,305	1,239	1,313
Actuarial loss (gain)	20,257	(4,961)	242	(848)
Plan amendments	(261)	—	—	—
Exchange rate changes	(518)	210	—	—
Benefit payments	(9,364)	(9,229)	(1,698)	(2,086)

Obligation, end of year	$245,305	$218,197	$23,059	$22,726

Change in plan assets
Fair value, beginning of year	$166,089	$128,720	$—	$—
Actual return on assets	23,845	30,757	—	—
Employer contributions	10,739	15,841	1,698	2,086
Benefit payments	(9,364)	(9,229)	(1,698)	(2,086)

Fair value, end of year	$191,309	$166,089	$—	$—

Funded status	$(53,996)	$(52,108)	$(23,059)	$(22,726)

Amounts recognized in consolidated balance sheets
Current liabilities	$686	$672	$1,730	$2,006
Non-current liabilities	53,310	51,436	21,329	20,720

Total liabilities	$53,996	$52,108	$23,059	$22,726

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $227 million for 2010 and $202 million for 2009. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2010	2009
Projected benefit obligation	$245,305	$218,197
Accumulated benefit obligation	226,959	201,628
Fair value of plan assets	191,309	166,089
The components of net periodic benefit cost for the plans for 2010, 2009 and 2008 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2010	2009	2008	2010	2009	2008
Service cost-benefits earned during the period	$4,225	$4,718	$4,968	$550	$565	$557
Interest cost on projected benefit obligation	12,769	12,305	12,223	1,239	1,313	1,381
Expected return on assets	(13,819)	(10,857)	(18,981)	—	—	—
Early retirement incentives	—	—	530	—	—	385
Amortization of prior service cost (credit)	87	183	232	(658)	(658)	(658)
Amortization of net loss (gain)	5,964	8,757	176	465	598	641
Cost of pension plans which are not significant and have not adopted SFAS No. 87	91	73	136	N/A	N/A	N/A

Net periodic benefit cost (credit)	$9,317	$15,179	$(716)	$1,596	$1,818	$2,306

Amounts recognized in other comprehensive (income) loss in 2010 and 2009 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2010	2009	2010	2009
Prior service cost (credit) arising during the period	$(261)	$—	$—	$—
Net loss (gain) arising during the period	10,174	(24,848)	242	(848)
Amortization of prior service credit (cost)	(87)	(183)	658	658
Amortization of net gain (loss)	(5,964)	(8,757)	(465)	(598)

Total	$3,862	$(33,788)	$435	$(788)

Amounts included in accumulated other comprehensive (income) loss as of December 31, 2010 and December 25, 2009, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2010	2009	2010	2009
Prior service cost (credit)	$(133)	$251	$(4,417)	$(5,074)
Net loss	78,243	73,994	7,684	7,907

Net before income taxes	78,110	74,245	3,267	2,833
Income taxes	(28,834)	(27,470)	(1,209)	(1,048)

Net	$49,276	$46,775	$2,058	$1,785

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2011 were as follows (in thousands):

		Postretirement
	Pension	Medical
	Benefits	Benefits
Prior service cost (credit)	$(2)	$(658)
Net loss (gain)	5,757	546

Net before income taxes	5,755	(112)
Income taxes	(2,129)	41

Net	$3,626	$(71)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2010	2009	2010	2009
Discount rate	5.5%	6.0%	5.5%	6.0%
Rate of compensation increase	3.8%	3.8%	N/A	N/A
Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2010	2009	2008	2010	2009	2008
Discount rate	6.0%	6.0%	6.2%	6.0%	6.0%	6.3%
Expected return on assets	8.5%	8.5%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.8%	N/A	N/A	N/A
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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.6 percent for 2011, decreasing each year to a constant rate of 4.5 percent for 2026 and thereafter, subject to the plan’s annual increase limitation.
At December 31, 2010, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.
The Company expects to contribute $0.7 million to its unfunded pension plans and $1.7 million to the postretirement medical plan in 2011. The Company expects that no contribution to the funded pension plan will be required in 2011. Estimated future benefit payments are as follows (in thousands):

		Postretirement
	Pension	Medical
	Benefits	Benefits
2011	$10,350	$1,730
2012	10,969	1,602
2013	11,717	1,546
2014	12,548	1,596
2015	13,075	1,654
Years 2016 - 2020	77,243	9,188
K. Commitments and Contingencies
Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $9.7 million at December 31, 2010, payable as follows (in thousands):

		Vehicles &
	Buildings	Equipment	Total
2011	$1,570	$1,779	$3,349
2012	1,206	1,242	2,448
2013	808	759	1,567
2014	842	331	1,173
2015	482	112	594
Thereafter	604	—	604

Total	$5,512	$4,223	$9,735

Total rental expense was $2.3 million for 2010, $3.1 million for 2009 and $2.6 million for 2008.
Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $25 million at December 31, 2010. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $17 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 31, 2010. The Company has also guaranteed the debt of its subsidiaries for up to $32 million. All debt of subsidiaries is reflected in the consolidated balance sheets.
Contingencies. The Company is party to various legal proceedings arising in the normal course of business. The Company is actively pursuing and defending these matters and has recorded an estimate of the probable costs. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2010 Annual Report on Form 10-K is incorporated herein by reference.
Reports of Independent Registered Public Accounting Firm
The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2010 Annual Report on Form 10-K is incorporated herein by reference.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the heading “Executive Officers of the Company” in Part I of this 2010 Annual Report on Form 10-K and the information under the headings “Election of Directors,” and “Director Qualifications and Selection Process” of our Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, to be held on April 21, 2011 (the “Proxy Statement”), is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the headings “Related Person Transaction Approval Policy” and “Director Independence” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information under the headings “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedule
(a)	The following documents are filed as part of this report:

(1)	Financial Statements
	See Part II

(2)	Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	51

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

Schedule II — Valuation and Qualifying Accounts
Graco Inc. and Subsidiaries
(in thousands)

		Additions
	Balance at	charged to	Deductions	Other	Balance at
	beginning	costs and	from	add	end
	of year	expenses	reserves [1]	(deduct)[2]	of year

Year ended
December 31, 2010
Allowance for doubtful accounts	$2,100	$1,400	$2,200	$—	$1,300
Allowance for returns and credits	4,400	10,800	10,900	—	4,300

	$6,500	$12,200	$13,100	$—	$5,600

December 25, 2009
Allowance for doubtful accounts	$2,200	$900	$1,000	$—	$2,100
Allowance for returns and credits	4,400	8,900	8,900	—	4,400

	$6,600	$9,800	$9,900	$—	$6,500

December 26, 2008
Allowance for doubtful accounts	$2,500	$—	$400	$100	$2,200
Allowance for returns and credits	4,000	12,000	11,600	—	4,400

	$6,500	$12,000	$12,000	$100	$6,600

[1]	For doubtful accounts, represents amounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves. For returns and credits, represents amounts of credits issued and returns processed.

[2]	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

/s/ Patrick J. McHale	February 22, 2011

Patrick J. McHale
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick J. McHale Patrick J. McHale	February 22, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Graner James A. Graner	February 22, 2011
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Caroline M. Chambers Caroline M. Chambers	February 22, 2011
Vice President and Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board	)
William J. Carroll	Director	)
Eric P. Etchart	Director	)
Jack W. Eugster	Director	) A majority of the Board of Directors
Patrick J. McHale	Director	)
William G. Van Dyke	Director	)
R. William Van Sant	Director	)
Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Patrick J. McHale	February 22, 2011

Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit
Number	Description
3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

3.3	Form of Articles of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on February 16, 2010.)

4.1	Rights Agreement, dated as of February 12, 2010, between the Company and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated February 16, 2010.)

4.2	Credit Agreement dated July 12, 2007, between the Company and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 12, 2007.)

*10.1	Executive Officer Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s 2008 Annual Report on Form 10-K.)

*10.2	Executive Officer Annual Incentive Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s 2008 Annual Report on Form 10-K.)

*10.3	Graco Inc. Nonemployee Director Stock Option Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Long Term Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.5	Graco Inc. Stock Incentive Plan, dated May 1, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.)

*10.6	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

10.7	Employee Stock Incentive Plan, as amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.8	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.9	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.10	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K.)

Exhibit
Number	Description
*10.11	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.12	Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.)

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s 2001 Annual Report on Form 10-K.)

*10.14	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.15	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.) Amended and restated form of agreement for awards made to nonemployee directors in 2009. (Incorporated by reference to Exhibit 10.14 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.16	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. 2010 Stock Incentive Plan.

*10.17	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Long Term Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s 2001 Annual Report on Form 10-K.)

*10.18	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to Chief Executive Officer in 2001 and 2002. Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K.) Amended form of agreement for awards made to executive officers in 2004, 2005 and 2006. Amended form of agreement for awards made to Chief Executive Officer in 2004, 2005 and 2006. (Incorporated by reference to Exhibit 10.2 and 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.19	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.20	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to chief executive officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to chief executive officer in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.21	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

Exhibit
Number	Description
*10.22	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.23	Key Employee Agreement. Form of agreement used with chief executive officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24	Key Employee Agreement. Form of agreement used with executive officers other than the chief executive officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) As enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

*10.26	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director. (Incorporated by reference to Exhibit 10.27 to the Company’s 2009 Annual Report on Form 10-K/A.)

11	Statement of Computation of Earnings per share included in Note I on page 43.

21	Subsidiaries of the Registrant included herein on page 56.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 57.

24	Power of Attorney included herein on page 58.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 59.

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) included herein on page 60.

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 61.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 62.

101	Interactive Data File.
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