Form 10-Q
period 2011-04-01
GRACO INC
filed 2011-04-27
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended April 1, 2011
Commission File Number: 001-09249
GRACO INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0285640

(State of incorporation)	(I.R.S. Employer Identification Number)

88 — 11th Avenue N.E. Minneapolis, Minnesota	55413

(Address of principal executive offices)	(Zip Code)
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
Yes                  No    X
60,649,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 20, 2011.

INDEX

		Page Number
	PART I FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Statements of Earnings	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4. Controls and Procedures	21

	PART II OTHER INFORMATION

	Item 1A. Risk Factors	22

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

	SIGNATURES

	EXHIBITS

PART I
Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands except per share amounts)

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010

Net Sales	$217,679	$164,721

Cost of products sold	93,282	75,426

Gross Profit	124,397	89,295

Product development	9,931	9,474
Selling, marketing and distribution	37,483	29,160
General and administrative	19,914	17,955

Operating Earnings	57,069	32,706

Interest expense	616	1,080
Other expense, net	-	161

Earnings Before Income Taxes	56,453	31,465

Income taxes	19,200	10,900

Net Earnings	$37,253	$20,565

Basic Net Earnings per Common Share	$0.62	$0.34

Diluted Net Earnings per Common Share	$0.61	$0.34

Cash Dividends Declared per Common Share	$0.21	$0.20
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 1,	Dec 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$102,509	$9,591
Accounts receivable, less allowances of $5,500 and $5,600	153,541	124,593
Inventories	102,785	91,620
Deferred income taxes	19,272	18,647
Other current assets	2,418	7,957

Total current assets	380,525	252,408

Property, Plant and Equipment
Cost	342,777	344,854
Accumulated depreciation	(209,388)	(210,669)

Property, plant and equipment, net	133,389	134,185

Goodwill	91,740	91,740
Other Intangible Assets, net	25,461	28,338
Deferred Income Taxes	15,267	14,696
Other Assets	9,040	9,107

Total Assets	$655,422	$530,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$11,192	$8,183
Trade accounts payable	28,930	19,669
Salaries and incentives	18,362	34,907
Dividends payable	12,621	12,610
Other current liabilities	50,658	44,385

Total current liabilities	121,763	119,754

Long-term Debt	150,000	70,255
Retirement Benefits and Deferred Compensation	77,437	76,351

Shareholders’ Equity
Common stock	60,625	60,048
Additional paid-in-capital	227,823	212,073
Retained earnings	69,066	44,436
Accumulated other comprehensive income (loss)	(51,292)	(52,443)

Total shareholders’ equity	306,222	264,114

Total Liabilities and Shareholders’ Equity	$655,422	$530,474

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010
Cash Flows From Operating Activities
Net Earnings	$37,253	$20,565
Adjustments to reconcile net earnings to net cash provided by operating activities Depreciation and amortization	8,427	8,578
Deferred income taxes	(1,795)	(3,254)
Share-based compensation	2,658	2,108
Excess tax benefit related to share-based payment arrangements	(1,200)	(700)
Change in
Accounts receivable	(27,372)	(19,601)
Inventories	(11,037)	(7,849)
Trade accounts payable	9,193	6,088
Salaries and incentives	(17,139)	1,333
Retirement benefits and deferred compensation	2,025	2,714
Other accrued liabilities	7,853	6,153
Other	5,314	(94)

Net cash provided by operating activities	14,180	16,041

Cash Flows From Investing Activities
Property, plant and equipment additions	(4,517)	(2,847)
Proceeds from sale of property, plant and equipment	143	57
Capitalized software and other intangible asset additions	-	(125)

Net cash used in investing activities	(4,374)	(2,915)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	7,861	3,851
Payments on short-term lines of credit	(5,220)	(960)
Borrowings on long-term notes and line of credit	252,175	17,315
Payments on long-term line of credit	(172,430)	(23,575)
Excess tax benefit related to share-based payment arrangements	1,200	700
Common stock issued	12,437	7,984
Common stock repurchased	-	(52)
Cash dividends paid	(12,612)	(12,002)

Net cash provided by (used in) financing activities	83,411	(6,739)

Effect of exchange rate changes on cash	(299)	(166)

Net increase (decrease) in cash and cash equivalents	92,918	6,221
Cash and cash equivalents
Beginning of year	9,591	5,412

End of period	$102,509	$11,633

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of April 1, 2011 and the related statements of earnings for the thirteen weeks ended April 1, 2011 and March 26, 2010, and cash flows for the thirteen weeks ended April 1, 2011 and March 26, 2010 have been prepared by the Company and have not been audited.
In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of April 1, 2011, and the results of operations and cash flows for all periods presented.

In the fourth quarter of 2010, the Company changed its cash flow presentation of notes payable activity, for all periods presented, to separately disclose borrowings and payments. The Company also changed the cash flow presentation of activity on the swingline portion of its long-term revolving credit arrangement by changing the method it uses to accumulate borrowing and payment amounts. In prior periods, such activity was disclosed on a net basis. The effect of this change was to increase both borrowings and payments on long-term line of credit by $17 million in the first quarter of 2010. These changes had no impact on net cash used in financing activities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010
Net earnings available to common shareholders	$37,253	$20,565

Weighted average shares outstanding for basic earnings per share	60,270	60,206

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,090	507

Weighted average shares outstanding for diluted earnings per share	61,360	60,713

Basic earnings per share	$0.62	$0.34

Diluted earnings per share	$0.61	$0.34
Stock options to purchase 828,000 and 3,103,000 shares were not included in the 2011 and 2010 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.
3.	Information on option shares outstanding and option activity for the thirteen weeks ended April 1, 2011 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Outstanding, December 31, 2010	5,509	$30.42	2,980	$31.99
Granted	497	42.73
Exercised	(235)	20.69
Canceled	(17)	37.25

Outstanding, April 1, 2011	5,754	$31.86	3,410	$32.08

The Company recognized year-to-date share-based compensation of $2.7 million in 2011 and $2.1 million in 2010. As of April 1, 2011, there was $13.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010
Expected life in years	6.5	6.0
Interest rate	2.8%	2.7%
Volatility	33.7%	33.8%
Dividend yield	2.0%	3.0%
Weighted average fair value per share	$13.21	$7.16
Under the Company’s Employee Stock Purchase Plan, the Company issued 313,000 shares in 2011 and 436,000 shares in 2010. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010
Expected life in years	1.0	1.0
Interest rate	0.3%	0.3%
Volatility	27.8%	42.8%
Dividend yield	2.1%	2.9%
Weighted average fair value per share	$10.05	$8.48
4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010
Pension Benefits
Service cost	$1,233	$1,241
Interest cost	3,370	3,277
Expected return on assets	(4,000)	(3,475)
Amortization and other	1,481	1,504

Net periodic benefit cost	$2,084	$2,547

Postretirement Medical
Service cost	$125	$125
Interest cost	325	325

Net periodic benefit cost	$450	$450

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010

Net earnings	$37,253	$20,565
Pension and postretirement medical liability adjustment	1,363	1,468
Gain (loss) on interest rate hedge contracts	454	705
Income taxes	(666)	(805)

Comprehensive income	$38,404	$21,933

Components of accumulated other comprehensive income (loss) were (in thousands):

	April 1,	Dec 31,
	2011	2010
Pension and postretirement medical liability adjustment	$(50,469)	$(51,334)
Gain (loss) on interest rate hedge contracts	-	(286)
Cumulative translation adjustment	(823)	(823)

Total	$(51,292)	$(52,443)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. Sales and operating earnings by segment for the thirteen weeks ended April 1, 2011 and March 26, 2010 were as follows (in thousands):

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010
Net Sales
Industrial	$122,830	$96,792
Contractor	70,205	50,797
Lubrication	24,644	17,132

Total	$217,679	$164,721

Operating Earnings
Industrial	$45,025	$30,474
Contractor	11,115	4,883
Lubrication	5,227	1,707
Unallocated corporate (expense)	(4,298)	(4,358)

Total	$57,069	$32,706

Assets by segment were as follows (in thousands):

	April 1,	Dec 31,
	2011	2010

Industrial	$286,027	$270,160
Contractor	155,261	134,938
Lubrication	85,017	81,746
Unallocated corporate	129,117	43,630

Total	$655,422	$530,474

7.	Major components of inventories were as follows (in thousands):

	April 1,	Dec 31,
	2011	2010

Finished products and components	$53,719	$48,670
Products and components in various stages of completion	36,028	31,275
Raw materials and purchased components	48,630	46,693

	138,377	126,638
Reduction to LIFO cost	(35,592)	(35,018)

Total	$102,785	$91,620

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life	Original	Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
April 1, 2011
Customer relationships	5-8	$40,875	$(26,180)	$(181)	$14,514
Patents, proprietary technology and product documentation	3-10	19,452	(14,233)	(87)	5,132
Trademarks, trade names and other	3	6,960	(4,325)	-	2,635

		67,287	(44,738)	(268)	22,281
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$70,467	$(44,738)	$(268)	$25,461

December 31, 2010
Customer relationships	3-8	$41,075	$(24,840)	$(181)	$16,054
Patents, proprietary technology and product documentation	3-10	19,902	(13,956)	(87)	5,859
Trademarks, trade names and other	3-10	8,154	(4,909)	-	3,245

		69,131	(43,705)	(268)	25,158

Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$72,311	$(43,705)	$(268)	$28,338

Amortization of intangibles was $2.9 million in the first quarter of 2011. Estimated annual amortization expense is as follows: $10.7 million in 2011, $8.8 million in 2012, $4.1 million in 2013, $0.9 million in 2014, $0.5 million in 2015 and $0.2 million thereafter.

9.	Components of other current liabilities were (in thousands):

	April 1,	Dec 31,
	2011	2010

Accrued self-insurance retentions	$6,797	$6,675
Accrued warranty and service liabilities	6,907	6,862
Accrued trade promotions	3,673	5,947
Payable for employee stock purchases	1,276	5,655
Income taxes payable	13,007	733
Other	18,998	18,513

Total other current liabilities	$50,658	$44,385

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen
	Weeks Ended	Year Ended
	April 1,	Dec 31,
	2011	2010

Balance, beginning of year	$6,862	$7,437
Charged to expense	1,189	3,484
Margin on parts sales reversed	789	3,412
Reductions for claims settled	(1,933)	(7,471)

Balance, end of period	$6,907	$6,862

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. There were seven contracts outstanding as of April 1, 2011, with notional amounts totaling $21 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	April 1,	Dec 31,
	Classification	2011	2010
Gain (loss) on interest rate hedge contracts	Other current liabilities	$—	$(454)

Gain (loss) on foreign currency forward contracts
Gains		$186	$92
Losses		(263)	(284)

Net	Other current liabilities	$(77)	$(192)

11.	In March 2011, the Company entered into a note agreement and sold $150 million of unsecured notes (series A and B) in a private placement. Proceeds were used to repay revolving line of credit borrowings and invested in cash equivalents. The note agreement provides for the issuance and sale of an additional $150 million in unsecured notes (series C and D) on or before July 26, 2011.

Interest rates and maturity dates on the four series of notes are as follows (dollars in millions):

Series	Amount	Rate	Maturity
A	$75	4.00%	March 2018
B	$75	5.01%	March 2023
C	$75	4.88%	January 2020
D	$75	5.35%	July 2026
The note agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

The Company is in compliance with all financial covenants of its debt agreements.

The estimated fair value of the notes sold in March 2011 is not significantly different from the $150 million carrying amount as of April 1, 2011.

12.	In April 2011, the Company entered into a definitive agreement to purchase the finishing businesses of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. The agreement contemplates a closing date on or after June 1, 2011, subject to regulatory reviews and other customary closing conditions. The Company currently expects the transaction to close in the third quarter of 2011. The Company plans to finance the acquisition through a new committed $450 million revolving credit facility and funds available under the long-term notes referenced above.

Item 2.	GRACO INC. AND SUBSIDIARIES
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
Results of Operations
Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	April 1,	March 26,	%
	2011	2010	Change

Net Sales	$217.7	$164.7	32%
Net Earnings	$37.3	$20.6	81%
Diluted Net Earnings per Common Share	$0.61	$0.34	79%
All segments and geographic regions had double-digit percentage revenue growth for the first quarter. Volume increases drove improvements in gross margin rates and net earnings. Currency translation did not have a significant effect on consolidated results for the quarter.

Consolidated Results
Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010

Americas[1]	$115.6	$86.7
Europe[2]	53.3	41.8
Asia Pacific	48.8	36.2

Consolidated	$217.7	$164.7

[1]	North and South America, including the U.S.

[2]	Europe, Africa and Middle East
First quarter sales increased 33 percent in the Americas, 27 percent in Europe and 35 percent in Asia Pacific (31 percent at consistent translation rates). Translation rates did not have a significant impact on the overall sales increase of 32 percent.
Gross profit margin, expressed as a percentage of sales, was 57 percent, up from 54 percent for the first quarter last year. Higher production volume was the major factor in the improvement. Selling price increases also contributed to the increase in margin rates.
Total operating expenses increased $11 million (19 percent) compared to first quarter last year, including increases of $8 million in selling and marketing and $2 million in general and administrative. Increases in payroll (headcount and incentives) and product promotion (mostly Contractor segment) were related to higher levels of business activity. As a percentage of sales, operating expenses decreased to 31 percent from 34 percent for the first quarter last year.
The effective income tax rate was 34 percent compared to 34 1/2 percent for the first quarter last year. The decrease is mostly due to the federal R&D credit included in the 2011 rate. There was no R&D credit included in the rate for the first quarter of 2010.

Segment Results
Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010

Net sales (in millions)
Americas	$52.9	$41.9
Europe	34.4	27.9
Asia Pacific	35.5	27.0

Total	$122.8	$96.8

Operating earnings as a percentage of net sales	37%	31%

Industrial segment sales increased 26 percent in the Americas, 24 percent in Europe and 31 percent in Asia Pacific.
Higher volume and expense leverage contributed to the improvement in operating earnings as a percentage of sales.

Contractor
	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010

Net sales (in millions)
Americas	$44.9	$31.9
Europe	16.7	12.6
Asia Pacific	8.6	6.3

Total	$70.2	$50.8

Operating earnings as a percentage of net sales	16%	10%

Contractor segment sales increased 41 percent in the Americas, with substantial gains in both the paint store and home center channels. Sales increased 33 percent in Europe and 38 percent in Asia Pacific.
Higher volume and expense leverage contributed to the improvement in operating earnings as a percentage of sales. High product development expenses affected operating margin rate in 2010, and increased marketing, including product launch and promotion expenses, moderated the improvement in 2011.

Lubrication
	Thirteen Weeks Ended
	April 1,	March 26,
	2011	2010

Net sales (in millions)
Americas	$17.8	$12.8
Europe	2.2	1.4
Asia Pacific	4.6	2.9

Total	$24.6	$17.1

Operating earnings as a percentage of net sales	21%	10%

Lubrication segment sales increased 39 percent in the Americas. From small bases, sales increased 55 percent in Europe and 61 percent in Asia Pacific.
Higher volume and expense leverage contributed to the improvement in operating earnings as a percentage of sales.
Liquidity and Capital Resources
Net cash provided by operating activities was $14 million in 2011 and $16 million in 2010. The effect of higher net earnings was offset by larger increases in inventories and receivables and higher 2010 incentive and bonus payments made in the first quarter of 2011.
Since the end of 2010, inventories increased by $11 million to meet higher demand, and accounts receivable increased by $29 million due to higher sales levels.
At April 1, 2011, the Company had various lines of credit totaling $271 million, of which $262 million was unused.
In March 2011, the Company entered into a note agreement and sold $150 million of unsecured notes in a private placement. One series of notes totaling $75 million bears interest at 4.0 percent and matures in 2018. Another series of notes totaling $75 million bears interest at 5.01 percent and matures in 2023. Proceeds were used to repay revolving line of credit borrowings and invested in cash equivalents. The note agreement provides for the issuance and sale of an additional $150 million in unsecured notes on or before July 26, 2011. One series of notes to be issued totaling $75 million will bear interest at 4.88 percent and mature in 2020. Another series of notes to be issued totaling $75 million will bear interest at 5.35 percent and mature in 2026.
Under terms of the note agreement, interest is payable quarterly. The Company is required to maintain a cash flow leverage ratio of not more than 3.25 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00. If a significant acquisition is consummated, the agreement allows, for a one-year period, for a cash flow leverage ratio of 3.75 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00. The note agreement contains covenants typical of unsecured credit facilities, including customary default provisions. If an event of default occurs, all outstanding obligations may become immediately due and payable. The Company was in compliance with all financial covenants at April 1, 2011.

In April 2011, the Company entered into a definitive agreement to purchase the finishing business operations of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. The agreement contemplates a closing date on or after June 1, 2011, subject to regulatory reviews and other customary closing conditions. The Company currently expects the transaction to close in the third quarter of 2011. The Company plans to finance the acquisition through a new committed $450 million revolving credit facility and funds available under the long-term notes referenced above.
Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2011.

Outlook
Management is optimistic that sales momentum will continue throughout 2011, although percentage gains may decline due to tougher sales comparisons, particularly in the Contractor segment, where the initial stocking of new handheld products occurred in the second quarter of 2010.
The pending acquisition of the ITW finishing businesses would advance all of the Company’s stated core growth strategies, including new products and technology, geographic expansion, and new markets.
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
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. In addition, risk factors related to the Company’s pending acquisition of the ITW finishing business include: whether and when the required regulatory approvals will be obtained, whether and when the closing conditions will be satisfied and whether and when the transaction will close, the ability to close on committed financing on satisfactory terms, the amount of debt that the Company will incur to complete the transaction, completion of purchase price valuation for acquired assets, whether and when the Company will be able to realize the expected financial results and accretive effect of the transaction, how customers, competitors, suppliers and employees will react to the transaction, and economic changes in global markets. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2010 and Item 1A of this Quarterly Report on Form 10-Q for a more comprehensive discussion of these and other risk factors.
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
There have been no material changes related to market risk from the disclosures made in the Company’s 2010 Annual Report on Form 10-K.

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
There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2010 Annual Report on Form 10-K, except for the addition of the risk factor described below:
Pending Acquisition — Our pending acquisition of the finishing business operations of Illinois Tool Works Inc. is subject to regulatory approvals and the expected benefits from the acquisition may not be fully realized.
We have entered into a definitive agreement to purchase the finishing business of Illinois Tools Works Inc. (ITW) in a $650 million cash transaction. We cannot predict whether or when the required regulatory approvals will be obtained or if the closing conditions will be satisfied. If we terminate the agreement before April 1, 2012 due to failure to obtain regulatory approval, we will be required to pay a $20 million termination fee. The $450 million revolving credit facility that will be used to finance the transaction has not yet been executed. After the transaction closes, significant changes to our financial condition as a result of global economic changes or difficulties in the integration of the newly acquired businesses may affect our ability to obtain the expected benefits from the transaction or to satisfy the financial covenants included in the terms of the financing arrangements.

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
No shares were purchased in the first quarter of 2011. As of April 1, 2011, there were 5,179,638 shares that may yet be purchased under the Board authorization.

Item 6.   Exhibits

10.1	Chief Executive Officer Restricted Stock Agreement (Performance-Based). Form of agreement used to award performance-based restricted stock to the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 2, 2011).

10.2	Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011).

10.3	Stock Option Agreement. Form of agreement used for award in 2011 of non-qualified stock options to chief executive officer under the Graco Inc. 2010 Stock Incentive Plan.

10.4	Stock Option Agreement. Form of agreement used for award in 2011 of non-qualified stock options to executive officers under the Graco Inc. 2010 Stock Incentive Plan.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting First Quarter Earnings, dated April 27, 2011.

101	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GRACO INC.

Date: April 27, 2011	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2011	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 27, 2011	By:	/s/ Caroline M. Chambers
Caroline M. Chambers Vice President and Controller (Principal Accounting Officer)