Form 10-Q
period 2011-07-01
GRACO INC
filed 2011-07-27
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended July 1, 2011

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

Yes                      No         X

60,850,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 20, 2011.

PART I

Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010

Net Sales	$234,663	$192,088	$452,342	$356,809

Cost of products sold	102,217	90,168	195,499	165,594

Gross Profit	132,446	101,920	256,843	191,215

Product development	10,354	9,472	20,285	18,946
Selling, marketing and distribution	39,582	32,647	77,065	61,807
General and administrative	24,255	20,592	44,169	38,547

Operating Earnings	58,255	39,209	115,324	71,915

Interest expense	1,732	1,041	2,348	2,121
Other expense, net	324	(268)	324	(107)

Earnings Before Income Taxes	56,199	38,436	112,652	69,901

Income taxes	18,100	13,600	37,300	24,500

Net Earnings	$38,099	$24,836	$75,352	$45,401

Basic Net Earnings per Common Share	$0.63	$0.41	$1.25	$0.75

Diluted Net Earnings per Common Share	$0.61	$0.41	$1.22	$0.74

Cash Dividends Declared per Common Share	$0.21	$0.20	$0.42	$0.40

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	July 1, 2011	Dec 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$119,267	$9,591
Accounts receivable, less allowances of $5,700 and $5,600	159,807	124,593
Inventories	113,494	91,620
Deferred income taxes	20,952	18,647
Other current assets	3,616	7,957

Total current assets	417,136	252,408

Property, Plant and Equipment
Cost	345,871	344,854
Accumulated depreciation	(212,933)	(210,669)

Property, plant and equipment, net	132,938	134,185

Goodwill	93,400	91,740
Other Intangible Assets, net	23,250	28,338
Deferred Income Taxes	15,550	14,696
Other Assets	9,995	9,107

Total Assets	$692,269	$530,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$13,935	$8,183
Trade accounts payable	27,418	19,669
Salaries and incentives	24,350	34,907
Dividends payable	12,751	12,610
Other current liabilities	42,832	44,385

Total current liabilities	121,286	119,754

Long-term Debt	150,000	70,255
Retirement Benefits and Deferred Compensation	78,246	76,351

Shareholders’ Equity
Common stock	60,816	60,048
Additional paid-in-capital	238,016	212,073
Retained earnings	94,305	44,436
Accumulated other comprehensive income (loss)	(50,400)	(52,443)

Total shareholders’ equity	342,737	264,114

Total Liabilities and Shareholders’ Equity	$692,269	$530,474

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010
Cash Flows From Operating Activities
Net Earnings	$75,352	$45,401
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	17,542	17,319
Deferred income taxes	(4,223)	(5,247)
Share-based compensation	6,287	5,127
Excess tax benefit related to share-based payment arrangements	(1,700)	(900)
Change in
Accounts receivable	(32,590)	(40,392)
Inventories	(21,446)	(17,742)
Trade accounts payable	7,642	9,552
Salaries and incentives	(11,633)	7,624
Retirement benefits and deferred compensation	4,040	4,996
Other accrued liabilities	62	1,287
Other	4,558	1,020

Net cash provided by operating activities	43,891	28,045

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,999)	(5,932)
Proceeds from sale of property, plant and equipment	188	123
Acquisition of business	(2,139)	-
Investment in life insurance	-	(1,499)
Capitalized software and other intangible asset additions	(485)	(193)

Net cash used in investing activities	(12,435)	(7,501)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	13,550	6,410
Payments on short-term lines of credit	(8,328)	(3,406)
Borrowings on long-term notes and line of credit	252,175	45,800
Payments on long-term line of credit	(172,430)	(52,060)
Payments of debt issuance costs	(1,131)	-
Excess tax benefit related to share-based payment arrangements	1,700	900
Common stock issued	18,705	8,815
Common stock repurchased	-	(3,462)
Cash dividends paid	(25,342)	(24,122)

Net cash provided by (used in) financing activities	78,899	(21,125)

Effect of exchange rate changes on cash	(679)	47

Net increase (decrease) in cash and cash equivalents	109,676	(534)
Cash and cash equivalents
Beginning of year	9,591	5,412

End of period	$119,267	$4,878

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of July 1, 2011 and the related statements of earnings for the thirteen and twenty-six weeks ended July 1, 2011 and June 25, 2010, and cash flows for the twenty-six weeks ended July 1, 2011 and June 25, 2010 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of July 1, 2011, and the results of operations and cash flows for all periods presented.

In the fourth quarter of 2010, the Company changed its cash flow presentation of notes payable activity, for all periods presented, to separately disclose borrowings and payments. The Company also changed the cash flow presentation of activity on the swingline portion of its long-term revolving credit arrangement by changing the method it uses to accumulate borrowing and payment amounts. In prior periods, such activity was disclosed on a net basis. The effect of this change was to increase both borrowings and payments on long-term line of credit by $46 million in the first half of 2010. These changes had no impact on net cash used in financing activities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010

Net earnings available to common shareholders	$38,099	$24,836	$75,352	$45,401

Weighted average shares outstanding for basic earnings per share	60,721	60,597	60,496	60,402

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,349	587	1,219	546

Weighted average shares outstanding for diluted earnings per share	62,070	61,184	61,715	60,948

Basic earnings per share	$0.63	$0.41	$1.25	$0.75

Diluted earnings per share	$0.61	$0.41	$1.22	$0.74

Stock options to purchase 438,000 and 2,987,000 shares were not included in the 2011 and 2010 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended July 1, 2011 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 31, 2010	5,509	$30.42	2,980	$31.99
Granted	569	43.15
Exercised	(425)	26.00
Canceled	(33)	35.18

Outstanding, July 1, 2011	5,620	$32.01	3,304	$32.01

The Company recognized year-to-date share-based compensation of $6.3 million in 2011 and $5.1 million in 2010. As of July 1, 2011, there was $11.3 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010
Expected life in years	6.5	6.0
Interest rate	2.8%	2.7%
Volatility	33.7%	34.0%
Dividend yield	2.0%	3.0%
Weighted average fair value per share	$13.35	$7.38

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

	Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010
Expected life in years	1.0	1.0
Interest rate	0.3%	0.3%
Volatility	27.8%	42.8%
Dividend yield	2.1%	2.9%
Weighted average fair value per share	$10.05	$8.48

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Pension Benefits
Service cost	$1,232	$894	$2,465	$2,135
Interest cost	3,370	3,138	6,740	6,415
Expected return on assets	(4,000)	(3,325)	(8,000)	(6,800)
Amortization and other	1,465	1,548	2,946	3,052

Net periodic benefit cost	$2,067	$2,255	$4,151	$4,802

Postretirement Medical
Service cost	$125	$150	$250	$275
Interest cost	325	295	650	620
Amortization	-	(95)	-	(95)

Net periodic benefit cost	$450	$350	$900	$800

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net earnings	$38,099	$24,836	$75,352	$45,401
Pension and postretirement medical liability adjustment	1,429	1,491	2,792	2,959
Gain (loss) on interest rate hedge contracts	-	933	454	1,638
Income taxes	(537)	(896)	(1,203)	(1,701)

Comprehensive income	$38,991	$26,364	$77,395	$48,297

Components of accumulated other comprehensive income (loss) were (in thousands):

	July 1, 2011	Dec 31, 2010
Pension and postretirement medical liability adjustment	$(49,577)	$(51,334)
Gain (loss) on interest rate hedge contracts	-	(286)
Cumulative translation adjustment	(823)	(823)

Total	$(50,400)	$(52,443)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended July 1, 2011 and June 25, 2010 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net Sales
Industrial	$129,304	$100,461	$252,134	$197,253
Contractor	80,702	73,782	150,907	124,579
Lubrication	24,657	17,845	49,301	34,977

Total	$234,663	$192,088	$452,342	$356,809

Operating Earnings
Industrial	$45,339	$29,565	$90,364	$60,039
Contractor	16,424	13,203	27,539	18,086
Lubrication	4,045	1,868	9,272	3,575
Unallocated corporate (expense)	(7,553)	(5,427)	(11,851)	(9,785)

Total	$58,255	$39,209	$115,324	$71,915

Unallocated corporate includes $3 million of expense in 2011 related to the pending acquisition of ITW’s finishing businesses.

Assets by segment were as follows (in thousands):

	July 1, 2011	Dec 31, 2010
Industrial	$302,554	$270,160
Contractor	159,373	134,938
Lubrication	88,130	81,746
Unallocated corporate	142,212	43,630

Total	$692,269	$530,474

7.	Major components of inventories were as follows (in thousands):

	July 1, 2011	Dec 31, 2010
Finished products and components	$56,934	$48,670
Products and components in various stages of completion	37,636	31,275
Raw materials and purchased components	55,928	46,693

	150,498	126,638
Reduction to LIFO cost	(37,004)	(35,018)

Total	$113,494	$91,620

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
July 1, 2011
Customer relationships	2 - 8	$40,925	$(27,716)	$(181)	$13,028
Patents, proprietary technology and product documentation	3 -10	14,752	(9,688)	(87)	4,977
Trademarks, trade names and other	2 - 3	6,970	(4,905)	-	2,065

		62,647	(42,309)	(268)	20,070
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$65,827	$(42,309)	$(268)	$23,250

December 31, 2010
Customer relationships	3 - 8	$41,075	$(24,840)	$(181)	$16,054
Patents, proprietary technology and product documentation	3 - 10	19,902	(13,956)	(87)	5,859
Trademarks, trade names and other	3 - 10	8,154	(4,909)	-	3,245

		69,131	(43,705)	(268)	25,158
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$72,311	$(43,705)	$(268)	$28,338

Amortization of intangibles was $2.9 million in the second quarter of 2011 and $5.7 million year-to-date. Estimated annual amortization expense is as follows: $10.9 million in 2011, $9.0 million in 2012, $4.3 million in 2013, $0.9 million in 2014, $0.5 million in 2015 and $0.2 million thereafter.

9.	Components of other current liabilities were (in thousands):

	July 1, 2011	Dec 31, 2010
Accrued self-insurance retentions	$6,900	$6,675
Accrued warranty and service liabilities	6,859	6,862
Accrued trade promotions	4,150	5,947
Payable for employee stock purchases	3,129	5,655
Income taxes payable	2,220	733
Other	19,574	18,513

Total other current liabilities	$42,832	$44,385

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended July 1, 2011	Year Ended Dec 31, 2010
Balance, beginning of year	$6,862	$7,437
Charged to expense	2,385	3,484
Margin on parts sales reversed	2,058	3,412
Reductions for claims settled	(4,446)	(7,471)

Balance, end of period	$6,859	$6,862

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of July 1, 2011, totaled $23 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	July 1, 2011	Dec 31, 2010
Gain (loss) on interest rate hedge contracts	Other current liabilities	$-	$(454)

Gain (loss) on foreign currency forward contracts
Gains		$41	$92
Losses		(344)	(284)

Net	Other current liabilities	$(303)	$(192)

11.	In March 2011, the Company entered into a note agreement and sold $150 million of unsecured notes (series A and B) in a private placement. Proceeds were used to repay revolving line of credit borrowings and invested in cash equivalents. In July 2011, the Company sold an additional $150 million in unsecured notes (series C and D). Proceeds were invested in cash equivalents.

Interest rates and maturity dates on the four series of notes are as follows (dollars in millions):

Series	Amount	Rate	Maturity
A	$75	4.00%	March 2018
B	$75	5.01%	March 2023
C	$75	4.88%	January 2020
D	$75	5.35%	July 2026

The note agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

The Company is in compliance with all financial covenants of its debt agreements.

The estimated fair value of the notes sold in March 2011 is not significantly different from the $150 million carrying amount as of July 1, 2011.

12.	In April 2011, the Company entered into a definitive agreement to purchase the finishing businesses of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. Closing on the purchase is subject to regulatory reviews and other customary closing conditions. The Company is cooperating with the Federal Trade Commission to obtain clearance to close on the transaction. The Company plans to finance the acquisition through a new committed $450 million revolving credit facility that will become effective upon closing of the purchase, and funds available under the long-term notes referenced above.

Also in April 2011, the Company acquired the assets and assumed certain liabilities of Eccentric Pumps, LLC (“Eccentric”) for approximately $2.1 million cash. Eccentric was engaged in the business of designing and selling peristaltic hose pumps for metering, dosing and transferring fluids. The Company expects to employ the Eccentric assets to expand and complement its Industrial segment business. The purchase price was allocated based on estimated fair values, including $1.7 million of goodwill and $0.7 million of other identifiable intangible assets.

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	% Change	July 1, 2011	June 25, 2010	% Change

Net Sales	$234.7	$192.1	22%	$452.3	$356.8	27%
Net Earnings	$38.1	$24.8	53%	$75.4	$45.4	66%
Diluted Net Earnings per Common Share	$0.61	$0.41	49%	$1.22	$0.74	65%

All segments and geographic regions had strong percentage revenue growth over last year for the quarter and year-to-date. Volume increases continued to drive improvement in net earnings. Changes in translation rates increased net earnings for the quarter by approximately $4 million and increased year-to-date earnings by approximately $5 million.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010

Americas[1]	$125.7	$110.2	$241.3	$196.9
Europe[2]	58.0	44.0	111.3	85.8
Asia Pacific	51.0	37.9	99.7	74.1

Consolidated	$234.7	$192.1	$452.3	$356.8

1 North and South America, including the U.S.

2 Europe, Africa and Middle East

Sales for the quarter increased 22 percent (18 percent at consistent translation rates), including increases of 14 percent in the Americas, 32 percent in Europe (21 percent at consistent translation rates) and 34 percent in Asia Pacific (27 percent at consistent translation rates). Year-to-date sales increased 27 percent (24 percent at consistent translation rates), with increases of 23 percent in the Americas, 30 percent in Europe (24 percent at consistent translation rates) and 35 percent in Asia Pacific (29 percent at consistent translation rates).

Gross profit margin, expressed as a percentage of sales, was 56 1/2 percent for the quarter, up 3 percentage points from the second quarter last year. The year-to-date gross margin rate was 57 percent, also 3 percentage points higher than the rate for the comparable period last year. The favorable effects of higher volume, translation, and selling price increases were offset somewhat by higher material costs for both the quarter and the year-to-date.

Total operating expenses increased $11 million for the quarter and $22 million year-to-date. Selling, marketing and distribution expenses increased $7 million for the quarter and $15 million year-to-date, from translation, headcount increases (mostly in Europe and Asia Pacific) and higher marketing and promotion expenses (mainly in Contractor segment). General and administrative expense for the quarter increased $4 million, including $3 million related to the pending acquisition of ITW’s finishing businesses.

The effective income tax rate of 32 percent for the quarter and 33 percent for the year-to-date is lower than the 35 percent rate for both the quarter and year-to-date periods last year. The decrease is mainly due to the federal R&D credit included in the 2011 rate (the federal R&D credit was not available in 2010 until the fourth quarter).

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net sales (in millions)
Americas	$55.9	$45.5	$108.8	$87.4
Europe	36.1	27.1	70.5	55.0
Asia Pacific	37.3	27.9	72.8	54.9

Total	$129.3	$100.5	$252.1	$197.3

Operating earnings as a percentage of net sales	35%	29%	36%	30%

Industrial segment sales for the quarter increased 23 percent in the Americas, 33 percent in Europe (22 percent at consistent translation rates) and 34 percent in Asia Pacific (28 percent at consistent translation rates). Year-to-date sales increased 25 percent in the Americas, 28 percent in Europe (23 percent at consistent translation rates) and 33 percent in Asia Pacific (28 percent at consistent translation rates).

Higher volume and expense leverage contributed to the improvement in operating earnings as a percentage of sales.

Contractor

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net sales (in millions)
Americas	$52.5	$51.6	$97.4	$83.5
Europe	19.6	15.2	36.3	27.8
Asia Pacific	8.6	7.0	17.2	13.3

Total	$80.7	$73.8	$150.9	$124.6

Operating earnings as a percentage of net sales	20%	18%	18%	15%

Contractor segment sales for the quarter increased 2 percent in the Americas, 29 percent in Europe (17 percent at consistent translation rates) and 23 percent in Asia Pacific (13 percent at consistent translation rates). Year-to-date sales increased 17 percent in the Americas, 30 percent in Europe (24 percent at consistent translation rates) and 30 percent in Asia Pacific (22 percent at consistent translation rates).

Higher volume and expense leverage contributed to the improvement in operating earnings as a percentage of sales. High product development expenses affected the operating margin rate in 2010, and increased marketing, including product launch and promotion expenses, moderated the improvement in 2011.

Lubrication

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010
Net sales (in millions)
Americas	$17.2	$13.2	$35.0	$26.0
Europe	2.3	1.5	4.5	2.9
Asia Pacific	5.2	3.1	9.8	6.0

Total	$24.7	$17.8	$49.3	$34.9

Operating earnings as a percentage of net sales	16%	10%	19%	10%

Lubrication segment sales for the quarter increased 30 percent in the Americas, 55 percent in Europe and 64 percent in Asia Pacific. Year-to-date sales increased 34 percent in the Americas, 55 percent in Europe and 63 percent in Asia Pacific.

Higher volume and expense leverage contributed to the improvement in operating earnings as a percentage of sales.

Liquidity and Capital Resources

Net cash provided by operating activities was $44 million in 2011 and $28 million in 2010. The effect of higher net earnings was offset by higher 2010 incentive and bonus payments made in the first quarter of 2011.

Since the end of 2010, inventories increased by $22 million to meet higher demand, and accounts receivable increased by $35 million due to higher sales levels.

At July 1, 2011, the Company had various lines of credit totaling $272 million, of which $261 million was unused.

In March 2011, the Company entered into a note agreement and sold $150 million of unsecured notes in a private placement. One series of notes totaling $75 million bears interest at 4.0 percent and matures in 2018. Another series of notes totaling $75 million bears interest at 5.01 percent and matures in 2023. Under terms of the agreement, the Company sold an additional $150 million of unsecured notes on July 26, 2011. One series of notes issued in July totaling $75 million bears interest at 4.88 percent and matures in 2020. Another series of notes issued in July totaling $75 million bears interest at 5.35 percent and matures in 2026. Proceeds were used to repay revolving line of credit borrowings and invested in cash equivalents.

Under terms of the note agreement, interest is payable quarterly. The Company is required to maintain a cash flow leverage ratio of not more than 3.25 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00. If a significant acquisition is consummated, the agreement allows, for a one-year period, for a cash flow leverage ratio of 3.75 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00. The note agreement contains covenants typical of unsecured credit facilities, including customary default provisions. If an event of default occurs, all outstanding obligations may become immediately due and payable. The Company was in compliance with all financial covenants at July 1, 2011.

In April 2011, the Company entered into a definitive agreement to purchase the finishing business operations of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. Closing on the purchase is subject to regulatory reviews and other customary closing conditions. On July 5, 2011, the Company received a request for additional information from the Federal Trade Commission. The issuance of this second request extends the waiting period to close the acquisition to thirty days after the Company has substantially complied with the request. The Company is in the process of responding to the second request.

The Company plans to finance the acquisition with borrowings under the long-term notes referenced above and with borrowings under a new revolving credit facility that will become effective upon closing of the purchase. In May 2011, the Company entered into a credit agreement providing the Company access to a $450 million unsecured revolving credit facility until May 2016. The Company may not obtain any loans under the credit agreement until certain conditions are met, including the closing of the acquisition of ITW’s finishing businesses and the Company receiving not less than $75 million in proceeds from the issuance of additional long-term notes.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2011.

Outlook

On a global basis, incoming order rates are stable and management expects market conditions in the second half of 2011 to be generally favorable, with the exception of the U.S. housing and commercial construction markets, which continue to be challenging. Percentage growth trends in the second half of 2011 are expected to be lower as comparisons to prior year become more difficult.

The pending acquisition of the ITW finishing businesses would advance all of the Company’s stated core growth strategies, including new products and technology, geographic expansion, and new markets.

SAFE HARBOR CAUTIONARY STATEMENT

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, or in press or earnings releases, analyst briefings and conference calls, which reflects the Company’s current thinking on the acquisition of the finishing businesses of ITW, market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements. The Company undertakes no obligation to update these statements in light of new information or future events.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. In addition, risk factors related to the Company’s pending acquisition of the ITW finishing businesses include: whether and when the required regulatory approvals will be obtained, whether and when the closing conditions will be satisfied and whether and when the transaction will close, the ability to close on committed financing on satisfactory terms, the amount of debt that the Company will incur to complete the transaction, completion of purchase price valuation for acquired assets, whether and when the Company will be able to realize the expected financial results and accretive effect of the transaction, how customers, competitors, suppliers and employees will react to the transaction, and economic changes in global markets. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2010 and Item 1A of this Quarterly Report on Form 10-Q for a more comprehensive discussion of these and other risk factors.

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

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer, the Vice President and Controller, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2010 Annual Report on Form 10-K, except for the addition of the risk factor described below:

Pending Acquisition - Our pending acquisition of the finishing business operations of Illinois Tool Works Inc. is subject to regulatory approvals and the expected benefits from the acquisition may not be fully realized.

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

No shares were purchased in the second quarter of 2011. As of July 1, 2011, there were 5,179,638 shares that may yet be purchased under the Board authorization.

Item 6.    Exhibits

2.1	Asset Purchase Agreement, dated April 14, 2011, by and among Graco Inc., Graco Holdings Inc., Graco Minnesota Inc., Illinois Tool Works Inc. and ITW Finishing LLC (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 15, 2011).

10.1	Credit Agreement, dated May 23, 2011, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 26, 2011).

10.2	Amendment No. 1 to Note Agreement, dated May 23, 2011.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting Second Quarter Earnings, dated July 27, 2011.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 27, 2011	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2011	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2011	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)