Form 10-Q
period 2011-09-30
GRACO INC
filed 2011-10-26
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Yes                      No         X

59,685,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 19, 2011.

PART I

Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010

Net Sales	$227,347	$189,963	$679,689	$546,772

Cost of products sold	100,998	85,405	296,497	250,999

Gross Profit	126,349	104,558	383,192	295,773

Product development	10,423	9,263	30,708	28,209
Selling, marketing and distribution	36,673	33,280	113,738	95,087
General and administrative	22,451	18,592	66,620	57,139

Operating Earnings	56,802	43,423	172,126	115,338

Interest expense	3,125	1,038	5,473	3,159
Other expense, net	325	254	649	147

Earnings Before Income Taxes	53,352	42,131	166,004	112,032

Income taxes	16,800	11,700	54,100	36,200

Net Earnings	$36,552	$30,431	$111,904	$75,832

Basic Net Earnings per Common Share	$0.60	$0.51	$1.85	$1.26

Diluted Net Earnings per Common Share	$0.60	$0.50	$1.82	$1.25

Cash Dividends Declared per Common Share	$0.21	$0.20	$0.63	$0.60

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Sep 30, 2011	Dec 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$274,832	$9,591
Accounts receivable, less allowances of $5,400 and $5,600	156,430	124,593
Inventories	111,727	91,620
Deferred income taxes	18,904	18,647
Other current assets	3,305	7,957

Total current assets	565,198	252,408

Property, Plant and Equipment
Cost	351,974	344,854
Accumulated depreciation	(217,549)	(210,669)

Property, plant and equipment, net	134,425	134,185

Goodwill	93,400	91,740
Other Intangible Assets, net	20,646	28,338
Deferred Income Taxes	15,230	14,696
Other Assets	10,710	9,107

Total Assets	$839,609	$530,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$8,088	$8,183
Trade accounts payable	29,889	19,669
Salaries and incentives	29,280	34,907
Dividends payable	12,608	12,610
Other current liabilities	48,618	44,385

Total current liabilities	128,483	119,754

Long-term Debt	300,000	70,255
Retirement Benefits and Deferred Compensation	77,564	76,351

Shareholders’ Equity
Common stock	59,811	60,048
Additional paid-in-capital	238,537	212,073
Retained earnings	84,648	44,436
Accumulated other comprehensive income (loss)	(49,434)	(52,443)

Total shareholders’ equity	333,562	264,114

Total Liabilities and Shareholders’ Equity	$839,609	$530,474

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010
Cash Flows From Operating Activities
Net Earnings	$111,904	$75,832
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	26,308	25,496
Deferred income taxes	(2,494)	(3,848)
Share-based compensation	8,821	7,339
Excess tax benefit related to share-based payment arrangements	(1,800)	(1,000)
Change in
Accounts receivable	(31,852)	(34,845)
Inventories	(19,790)	(26,740)
Trade accounts payable	7,085	6,892
Salaries and incentives	(6,420)	14,637
Retirement benefits and deferred compensation	5,400	(2,810)
Other accrued liabilities	6,327	(258)
Other	5,281	1,744

Net cash provided by operating activities	108,770	62,439

Cash Flows From Investing Activities
Property, plant and equipment additions	(17,334)	(9,416)
Proceeds from sale of property, plant and equipment	211	180
Acquisition of business	(2,139)	-
Investment in life insurance	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(534)	(342)

Net cash used in investing activities	(21,295)	(11,077)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	15,550	8,358
Payments on short-term lines of credit	(15,737)	(8,692)
Borrowings on long-term notes and line of credit	402,175	92,795
Payments on long-term line of credit	(172,430)	(89,055)
Payments of debt issuance costs	(1,131)	-
Excess tax benefit related to share-based payment arrangements	1,800	1,000
Common stock issued	20,563	9,667
Common stock repurchased	(35,250)	(24,218)
Cash dividends paid	(38,116)	(36,171)

Net cash provided by (used in) financing activities	177,424	(46,316)

Effect of exchange rate changes on cash	342	(792)

Net increase (decrease) in cash and cash equivalents	265,241	4,254
Cash and cash equivalents
Beginning of year	9,591	5,412

End of period	$274,832	$9,666

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of September 30, 2011 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 30, 2011 and September 24, 2010, and cash flows for the thirty-nine weeks ended September 30, 2011 and September 24, 2010 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 30, 2011, and the results of operations and cash flows for all periods presented.

In the fourth quarter of 2010, the Company changed its cash flow presentation of notes payable activity, for all periods presented, to separately disclose borrowings and payments. The Company also changed the cash flow presentation of activity on the swingline portion of its long-term revolving credit arrangement by changing the method it uses to accumulate borrowing and payment amounts. In prior periods, such activity was disclosed on a net basis. The effect of this change was to increase both borrowings and payments on long-term line of credit by $83 million in the first nine months of 2010. These changes had no impact on net cash used in financing activities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010

Net earnings available to common shareholders	$36,552	$30,431	$111,904	$75,832

Weighted average shares outstanding for basic earnings per share	60,430	60,107	60,474	60,304

Dilutive effect of stock options computed using the treasury stock method and the average market price	985	517	1,141	536

Weighted average shares outstanding for diluted earnings per share	61,415	60,624	61,615	60,840

Basic earnings per share	$0.60	$0.51	$1.85	$1.26

Diluted earnings per share	$0.60	$0.50	$1.82	$1.25

Stock options to purchase 1,161,000 and 2,965,000 shares were not included in the 2011 and 2010 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 30, 2011 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 31, 2010	5,509	$30.42	2,980	$31.99
Granted	569	43.15
Exercised	(479)	26.91
Canceled	(39)	35.50

Outstanding, September 30, 2011	5,560	$31.99	3,284	$32.03

The Company recognized year-to-date share-based compensation of $8.8 million in 2011 and $7.3 million in 2010. As of September 30, 2011, there was $9.7 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010
Expected life in years	6.5	6.0
Interest rate	2.8%	2.7%
Volatility	33.7%	34.0%
Dividend yield	2.0%	3.0%
Weighted average fair value per share	$13.35	$7.38

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

	Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010
Expected life in years	1.0	1.0
Interest rate	0.3%	0.3%
Volatility	27.8%	42.8%
Dividend yield	2.1%	2.9%
Weighted average fair value per share	$10.05	$8.48

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010
Pension Benefits
Service cost	$865	$1,038	$3,330	$3,173
Interest cost	3,076	3,160	9,816	9,575
Expected return on assets	(3,852)	(3,564)	(11,852)	(10,364)
Amortization and other	1,524	1,547	4,470	4,599

Net periodic benefit cost	$1,613	$2,181	$5,764	$6,983

Postretirement Medical
Service cost	$202	$138	$452	$413
Interest cost	264	310	914	930
Amortization	(68)	(50)	(68)	(145)

Net periodic benefit cost	$398	$398	$1,298	$1,198

The Company paid $1.5 million in July 2011 and $1.5 million in June 2010 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Cash surrender value of $7.3 million and $6.2 million is included in other assets in the consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.

5.	Total comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010
Net earnings	$36,552	$30,431	$111,904	$75,832
Pension and postretirement medical liability adjustment	1,525	1,507	4,317	4,466
Gain on interest rate hedge contracts	-	763	454	2,401
Income taxes	(559)	(841)	(1,762)	(2,542)

Comprehensive income	$37,518	$31,860	$114,913	$80,157

Components of accumulated other comprehensive income (loss) were (in thousands):

	Sep 30, 2011	Dec 31, 2010
Pension and postretirement medical liability adjustment	$(48,611)	$(51,334)
Gain (loss) on interest rate hedge contracts	-	(286)
Cumulative translation adjustment	(823)	(823)

Total	$(49,434)	$(52,443)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 30, 2011 and September 24, 2010 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010
Net Sales
Industrial	$124,502	$99,236	$376,636	$296,489
Contractor	77,757	70,362	228,664	194,941
Lubrication	25,088	20,365	74,389	55,342

Total	$227,347	$189,963	$679,689	$546,772

Operating Earnings
Industrial	$42,632	$31,195	$132,996	$91,234
Contractor	16,700	13,753	44,239	31,839
Lubrication	4,380	2,751	13,652	6,326
Unallocated corporate (expense)	(6,910)	(4,276)	(18,761)	(14,061)

Total	$56,802	$43,423	$172,126	$115,338

Unallocated corporate in 2011 includes $3 million of expense for the quarter and $6 million year-to-date related to the pending acquisition of ITW’s finishing businesses.

Assets by segment were as follows (in thousands):

	Sep 30, 2011	Dec 31, 2010
Industrial	$300,124	$270,160
Contractor	158,158	134,938
Lubrication	88,528	81,746
Unallocated corporate	292,799	43,630

Total	$839,609	$530,474

7.	Major components of inventories were as follows (in thousands):

	Sep 30, 2011	Dec 31, 2010
Finished products and components	$57,701	$48,670
Products and components in various stages of completion	38,269	31,275
Raw materials and purchased components	54,378	46,693

	150,348	126,638
Reduction to LIFO cost	(38,621)	(35,018)

Total	$111,727	$91,620

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
September 30, 2011
Customer relationships	2 - 8	$40,925	$(29,252)	$(181)	$11,492
Patents, proprietary technology and product documentation	3 - 10	14,668	(10,090)	(87)	4,491
Trademarks, trade names and other	2 - 3	6,140	(4,657)	-	1,483

		61,733	(43,999)	(268)	17,466
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$64,913	$(43,999)	$(268)	$20,646

December 31, 2010
Customer relationships	3 - 8	$41,075	$(24,840)	$(181)	$16,054
Patents, proprietary technology and product documentation	3 - 10	19,902	(13,956)	(87)	5,859
Trademarks, trade names and other	3 - 10	8,154	(4,909)	-	3,245

		69,131	(43,705)	(268)	25,158
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$72,311	$(43,705)	$(268)	$28,338

Amortization of intangibles was $2.6 million in the third quarter of 2011 and $8.4 million year-to-date. Estimated annual amortization expense is as follows: $10.9 million in 2011, $9.0 million in 2012, $4.3 million in 2013, $0.9 million in 2014, $0.5 million in 2015 and $0.2 million thereafter.

9.	Components of other current liabilities were (in thousands):

	Sep 30, 2011	Dec 31, 2010
Accrued self-insurance retentions	$6,634	$6,675
Accrued warranty and service liabilities	6,753	6,862
Accrued trade promotions	4,771	5,947
Payable for employee stock purchases	4,904	5,655
Income taxes payable	3,168	733
Other	22,388	18,513

Total other current liabilities	$48,618	$44,385

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sep 30, 2011	Year Ended Dec 31, 2010
Balance, beginning of year	$6,862	$7,437
Charged to expense	3,641	3,484
Margin on parts sales reversed	2,168	3,412
Reductions for claims settled	(5,918)	(7,471)

Balance, end of period	$6,753	$6,862

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of September 30, 2011, totaled $21 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	Sep 30, 2011	Dec 31, 2010
Gain (loss) on interest rate hedge contracts	Other current liabilities	$-	$(454)

Gain (loss) on foreign currency forward contracts
Gains		$989	$92
Losses		(26)	(284)

Net	Accounts receivable	$963

	Other current liabilities		$(192)

11.	In March 2011, the Company entered into a note agreement and sold $150 million of unsecured notes (series A and B) in a private placement. In July 2011, the Company sold an additional $150 million in unsecured notes (series C and D). Proceeds were used to repay revolving line of credit borrowings and invested in cash and cash equivalents, mostly money market funds (carried at cost, which approximates market value).

Interest rates and maturity dates on the four series of notes are as follows (dollars in millions):

Series	Amount	Rate	Maturity
A	$75	4.00%	March 2018
B	$75	5.01%	March 2023
C	$75	4.88%	January 2020
D	$75	5.35%	July 2026

The notes have a carrying amount of $300 million and an estimated fair value of $320 million as of September 30, 2011. Estimated fair value is based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

The note agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

12.	In April 2011, the Company entered into a definitive agreement to purchase the finishing businesses of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. Closing on the purchase is subject to regulatory reviews and other customary closing conditions. The Company is cooperating with the Federal Trade Commission to obtain clearance to close on the transaction. The Company plans to finance the acquisition through a new committed $450 million revolving credit facility that will be funded upon closing of the purchase, and funds available under the long-term notes referenced above.

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	% Change	Sep 30, 2011	Sep 24, 2010	% Change

Net Sales	$227.3	$190.0	20%	$679.7	$546.8	24%
Net Earnings	$36.6	$30.4	20%	$111.9	$75.8	48%
Diluted Net Earnings per Common Share	$0.60	$0.50	20%	$1.82	$1.25	46%

All segments and geographic regions had revenue growth over last year for the quarter and year-to-date. Volume increases continued to drive improvement in net earnings. Changes in translation rates increased net earnings for the quarter by approximately $3 million and increased year-to-date earnings by approximately $7 million.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010

Americas[1]	$122.8	$108.7	$364.1	$305.6
Europe[2]	51.1	43.4	162.4	129.2
Asia Pacific	53.4	37.9	153.2	112.0

Consolidated	$227.3	$190.0	$679.7	$546.8

1 North and South America, including the U.S.

2 Europe, Africa and Middle East

Sales for the quarter increased 20 percent (16 percent at consistent translation rates), including increases of 13 percent in the Americas, 18 percent in Europe (10 percent at consistent translation rates) and 41 percent in Asia Pacific (34 percent at consistent translation rates). Year-to-date sales increased 24 percent (21 percent at consistent translation rates), with increases of 19 percent in the Americas, 26 percent in Europe (19 percent at consistent translation rates) and 37 percent in Asia Pacific (31 percent at consistent translation rates).

Gross profit margin, expressed as a percentage of sales, was 56 percent for both the quarter and year-to-date, up  1/2 percentage point from the third quarter last year and 2 percentage points higher than last year-to-date. The favorable effects of translation and higher volume were partially offset by higher material costs for both the quarter and the year-to-date.

Total operating expenses increased $8 million for the quarter and $31 million year-to-date. Selling, marketing and distribution expenses were $3 million higher for the quarter and were up $19 million year-to-date. The increases came from translation, headcount increases (mostly in Asia Pacific) and higher marketing and promotion expenses (mainly in Contractor segment in the first half of the year). General and administrative expense for the quarter and year-to-date increased $4 million and $9 million, respectively, including $3 million for the quarter and $6 million year-to-date, related to the pending acquisition of ITW’s finishing businesses.

The effective income tax rate of 32 percent for the quarter is higher than the 28 percent rate for third quarter last year. Last year’s lower rate reflected the favorable effects of tax law rulings and expiring statutes of limitations. The effective rate of 33 percent for the year-to-date is consistent with the rate for the comparable period last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010
Net sales (in millions)
Americas	$53.8	$46.7	$162.6	$134.1
Europe	33.1	25.6	103.6	80.6
Asia Pacific	37.6	26.9	110.4	81.8

Total	$124.5	$99.2	$376.6	$296.5

Operating earnings as a percentage of net sales	34%	31%	35%	31%

Industrial segment sales for the quarter increased 15 percent in the Americas, 29 percent in Europe (21 percent at consistent translation rates) and 40 percent in Asia Pacific (34 percent at consistent translation rates). Year-to-date sales increased 21 percent in the Americas, 29 percent in Europe (22 percent at consistent translation rates) and 35 percent in Asia Pacific (30 percent at consistent translation rates).

Higher volume, expense leverage and currency translation contributed to the improvement in operating earnings as a percentage of sales.

Contractor

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010
Net sales (in millions)
Americas	$51.2	$46.8	$148.6	$130.2
Europe	16.0	16.2	52.3	44.1
Asia Pacific	10.6	7.4	27.8	20.6

Total	$77.8	$70.4	$228.7	$194.9

Operating earnings as a percentage of net sales	21%	20%	19%	16%

Contractor segment sales for the quarter increased 10 percent in the Americas and 43 percent in Asia Pacific (34 percent at consistent translation rates). Sales were down 2 percent in Europe (down 9 percent at consistent translation rates) compared to the third quarter of 2010, which included substantial stocking shipments of new products. Year-to-date sales increased 14 percent in the Americas, 19 percent in Europe (12 percent at consistent translation rates) and 35 percent in Asia Pacific (26 percent at consistent translation rates).

Higher volume, expense leverage and currency translation contributed to the improvement in operating earnings as a percentage of sales. Increased marketing, including product launch and promotion expenses in the first half of the year, moderated the improvement in 2011.

Lubrication

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 30, 2011	Sep 24, 2010	Sep 30, 2011	Sep 24, 2010
Net sales (in millions)
Americas	$17.8	$15.2	$52.8	$41.2
Europe	2.1	1.6	6.6	4.5
Asia Pacific	5.2	3.6	15.0	9.6

Total	$25.1	$20.4	$74.4	$55.3

Operating earnings as a percentage of net sales	17%	14%	18%	11%

Lubrication segment sales for the quarter increased 17 percent in the Americas, 29 percent in Europe and 46 percent in Asia Pacific. Year-to-date sales increased 28 percent in the Americas, 46 percent in Europe and 56 percent in Asia Pacific.

Higher volume, expense leverage and currency translation contributed to the improvement in operating earnings as a percentage of sales. Increasing material and production costs moderated the improvement in the third quarter.

Liquidity and Capital Resources

Net cash provided by operating activities was $109 million in 2011 and $62 million in 2010.

Since the end of 2010, inventories increased by $20 million to meet higher demand, and accounts receivable increased by $32 million due to higher sales levels. The increases in inventories and receivables occurred in the first half of the year, with balances leveling off in the third quarter. The Company purchased and retired $38 million of Company common stock in the third quarter, of which $3 million settled in the first week of the fourth quarter and was included in accounts payable as of September 30, 2011.

At September 30, 2011, the Company had various lines of credit totaling $270 million, of which $264 million was unused.

In March 2011, the Company entered into a note agreement and sold $150 million of unsecured notes in a private placement. One series of notes totaling $75 million bears interest at 4.0 percent and matures in 2018. Another series of notes totaling $75 million bears interest at 5.01 percent and matures in 2023. Under terms of the agreement, the Company sold an additional $150 million of unsecured notes on July 26, 2011. One series of notes issued in July totaling $75 million bears interest at 4.88 percent and matures in 2020. Another series of notes issued in July totaling $75 million bears interest at 5.35 percent and matures in 2026. Proceeds were used to repay revolving line of credit borrowings and invested in cash and cash equivalents, mostly money market funds.

Under terms of the note agreement, interest is payable quarterly. The Company is required to maintain a cash flow leverage ratio of not more than 3.25 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00. If a significant acquisition is consummated, the agreement allows, for a one-year period, for a cash flow leverage ratio of 3.75 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00. The note agreement contains covenants typical of unsecured credit facilities, including customary default provisions. If an event of default occurs, all outstanding obligations may become immediately due and payable. The Company was in compliance with all financial covenants at September 30, 2011.

In April 2011, the Company entered into a definitive agreement to purchase the finishing business operations of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. Closing on the purchase is subject to regulatory reviews and other customary closing conditions. On July 5, 2011, the Company received a request for additional information from the Federal Trade Commission. The issuance of this second request extends the waiting period to close the acquisition to thirty days after the Company and ITW have substantially complied with their respective requests. Both parties had certified to substantial compliance to the FTC’s second requests as of October 18, 2011, and also agreed to extend the waiting period by an additional thirty days.

The Company plans to finance the acquisition with borrowings under the long-term notes referenced above and with borrowings under a new revolving credit facility that will be funded upon closing of the purchase. In May 2011, the Company entered into a credit agreement providing the Company access to a $450 million unsecured revolving credit facility until May 2016. The Company may not obtain any loans under the credit agreement until certain conditions are met, including the closing of the acquisition of ITW’s finishing businesses and the Company receiving not less than $75 million in proceeds from the issuance of additional long-term notes.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2011.

Outlook

For the fourth quarter of 2011, management expects the global demand to be generally favorable compared to last year, with the exception of the U.S. housing and commercial construction markets, which remain at historic lows. Management is closely monitoring demand trends in Europe, watching for any order impact resulting from the Eurozone financial crisis. Fourth quarter percentage growth trends are expected to be lower, reflecting more difficult comparisons to the prior year and an additional week of shipments that occurred in the fourth fiscal quarter of 2010.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jul 2, 2011 – Jul 29, 2011	674	51.53	-	5,179,638

Jul 30, 2011 – Aug 26, 2011	748,550	36.76	748,550	4,431,088

Aug 27, 2011 – Sep 30, 2011	310,110	34.90	310,110	4,120,978

Item 6.    Exhibits

10.1	Amendment No. 1 Dated as of August 15, 2011 to Pledge Agreement Dated as of July 12, 2007.

10.2	Amendment No. 1 Dated as of August 15, 2011 to Pledge Agreement Dated as of May 23, 2011.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting Third Quarter Earnings, dated October 26, 2011.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 26, 2011	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2011	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2011	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)