Form 10-K
period 2011-12-30
GRACO INC
filed 2012-02-21
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 30, 2011, or

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

88–11th Avenue Northeast

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes      No X

The aggregate market value of 59,733,761 shares of common stock held by non-affiliates of the registrant was $3,078,080,694 as of July 1, 2011.

59,849,230 shares of common stock were outstanding as of February 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2012, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

ITEM 1 – BUSINESS

Graco Inc. and its subsidiaries (Graco, us, we, or our Company) design, manufacture and sell equipment that pumps, meters, mixes, dispenses and sprays a wide variety of fluids and semi-solids. Primary users of our equipment include contractors and original equipment manufacturers, who use our equipment in a wide variety of applications in the construction, manufacturing, processing and maintenance industries. Our equipment is used to paint, finish, fill, glue and seal a wide range of goods and materials. We sell our equipment primarily through third-party distributors worldwide.

We sell our products in the following geographic markets: the Americas (North and South America), Europe (including the Middle East and Africa) and Asia Pacific. Sales in the Americas represent approximately 53 percent of our Company’s total sales; sales in Europe approximately 24 percent; and sales in Asia Pacific approximately 23 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic markets. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic regions.

We classify our business into three reportable segments, each with a worldwide focus: Industrial, Contractor and Lubrication. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.

Graco Inc. is a Minnesota corporation and was incorporated in 1926. For more information about our Company and its products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (SEC).

Our Company’s Strengths and Objectives

We invest in development of technologically superior, multi-functional, high quality products. We specialize in providing fluid handling equipment solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties and multiple component materials that require precise ratio control. Our products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance.

We provide a broad product offering to many industries. We consistently make significant investments in new product development and manufacturing capabilities to provide high quality products. We strive to provide strong returns for our stakeholders. Our strong operating results are based on many factors, including strong partnerships with material suppliers, close relationships with end users, and outstanding channel partners that add value. We make market leading investments in new product development, provide products to niche end users with stringent product requirements and provide best-in-class quality and delivery.

All business segments target growth with new products, through global expansion, particularly in advancing economies, and in new markets. Targeted acquisitions, and the worldwide addition of specialized sales employees and specialized distributors, are key components to our Company’s growth strategy. We coordinate and drive these growth strategies across our geographic regions.

Our Company has strong financial performance and operating leverage. We have well-positioned channel partners, including independent distributors and selective big box retailers, throughout our geographic regions. Our aftermarket parts and accessories provide a recurring revenue stream.

Manufacturing and Distribution

Manufacturing is a key competency of Graco. Our manufacturing is aligned with our business segments and is co-located with product development to accelerate new product development and improve our cost structure and enhance product quality. Our Company invests significant resources in maximizing the quality, responsiveness and cost-effectiveness of our production operations by investing in equipment and doing critical machining, assembly and testing in-house. Products are manufactured in focused factories and product cells. We source raw materials and components from suppliers around the world. The segments manage operations devoted to the manufacture of their products. Our corporate manufacturing staff provides oversight and strategic direction of our manufacturing resources. Our corporate manufacturing staff also manages those factories not fully aligned with a single segment, and our warehouses, customer service and other shared corporate manufacturing functions. The majority of our manufacturing occurs in the United States, but certain products are manufactured or assembled in the People’s Republic of China (P.R.C.) and Belgium.

We distribute our products from our warehouses to third party distributors, who sell Graco products to end-users or re-sellers. Outside of the U.S., our subsidiaries located in Belgium, the P.R.C., Australia, Japan and Korea distribute our Company’s products to third party distributors in those regions. Expansion of distribution and sales outside of the United States, in particular in the Asia Pacific region, is a growth strategy of our Company. Our European headquarters in Maasmechelen, Belgium, and our Asia Pacific headquarters in Shanghai, P.R.C. reinforce our long-term commitment to those regions.

During 2011, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services.

For more details on our facilities, see Item 2, Properties.

Product Development

Product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; and Suzhou, P.R.C. The product development and engineering groups in each segment focus on new product design, product improvements, new applications for existing products and strategic technologies for their specific customer base. Our product development efforts focus on bringing new and supplemental return-on-investment value to end-users of our products. Total product development expenditures for all segments were $42 million in 2011, $38 million in 2010, and $38 million in 2009.

Our Company strives to generate 30 percent of our annual sales from products introduced in the prior three years. In 2011, we generated 20 percent of our sales from new products. In 2010, the percentage of sales represented by new products was 27 percent and in 2009 it was 26 percent.

Business Segments

Industrial Segment

The Industrial segment is the largest of our Company’s businesses and represents approximately 56 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. End users of our industrial equipment require solutions to their manufacturing and maintenance challenges and are driven to purchase our industrial equipment by the return on investment that our products provide. The Industrial Products division markets its equipment and services to customers who manufacture, assemble, maintain, repair and refinish products such as appliances, vehicles, airplanes, electronics, cabinets and furniture, and other articles. In addition to marketing its equipment to customers in similar industries, the Applied Fluid Technology division also sells to contractors who use its plural component equipment to apply foam insulation and protective coatings to buildings and other structures.

Most Industrial segment equipment is sold worldwide through general and specialized third-party distributors, integrators, design centers, original equipment manufacturers and material suppliers. We also work with material suppliers to develop or adapt our equipment for use with specialized and hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Company’s Industrial segment products into systems and assemblies that they then supply to their customers.

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

Our finishing equipment pumps, meters and applies liquids on all types of wood, metal and plastic. Manufacturers in the automotive, automotive feeder, truck/bus/recreational vehicle, military and utility vehicle, aerospace, farm and construction, wood and general metals industries use our liquid finishing products. Our liquid finishing equipment includes paint circulating and paint supply pumps, paint circulating advanced control systems, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coatings depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds (VOCs) into the air. Our finishing application strategies include being a technology leader and providing environmental compliance solutions.

Our process pumps move chemicals, petroleum, food and other fluids. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and gas, electronics, wastewater, mining and ceramics industries use our process pumps. We offer pumps for sanitary applications including FDA-compliant 3-A sanitary pumps, diaphragm pumps, transfer pumps and drum and bin unloaders. Our process pumps provide a mechanized solution to a traditionally manual process in a factory of moving fluids from large barrels into equipment that dispenses the fluid into jars or other containers. In 2011, we purchased certain peristaltic pumps assets of Eccentric Pumps, LLC, providing us with an entry into the industrial peristaltic pump industry.

Applied Fluid Technologies

The Applied Fluid Technologies division directs its engineering, sales and marketing efforts toward two broad types of applications: equipment to pump, meter, mix and dispense high performance protective coatings and polyurethane foam (protective coatings and foam); and equipment to pump, meter, mix and dispense sealants, adhesives, molded polyurethane parts and composites (advanced fluid dispense).

We offer sprayer systems and plural component proportioning equipment to apply protective coatings and foam to a wide variety of surfaces. Reactor® plural component pumps are used to apply foam to insulate things such as walls, water heaters, refrigeration, and hot tubs, create commercial roofing membranes and for packaging, architectural design and cavity filling. This equipment is also used to apply two-component polyurea coatings to tanks, pipes, roofs, truck beds and foundations. In 2011, we expanded the Reactor offering by introducing an entry-level unit in response to needs of the Chinese marketplace and a unit that targets air sealing and insulation in existing homes. Graco’s XM™ Plural-Component Sprayer series is and XP70 plural component sprayers are used for corrosion-control applications such as tank and pipeline coatings, shipbuilding, marine and railcar maintenance, wind tower coating, bridge and infrastructure projects and coating structural steel. The XM sprayers provide precise and variable ratio control in a highly configurable system. The XP70 sprayers are fixed ratio units and intended for applications where variable ratio capability is not required.

Our Company offers pumps, meters, applicators and valves for the metering, mixing and dispensing of precision beads of sealant and adhesive to bond, mold, seal, vacuum encapsulate, pot, laminate and gasket parts and devices in a wide variety of industrial applications. The HFR Metering System™ is an in-plant, hydraulic, fixed-ratio metering system that applies a range of materials used for noise dampening, insulation and structural integrity. We also offer advanced composites equipment, which includes gel coat equipment, chop and wet-out systems, resin transfer molding systems and applicators , which are used for example in the manufacture of vehicles, aircraft, boats, wind turbines and bridge materials.

In 2011, we entered into an agreement with H.B. Fuller Company pursuant to which Graco will provide specialized equipment that will pump, process and dispense Liquamelt® adhesive manufactured by H.B. Fuller. The Liquamelt system is a new alternative to adhesive systems that provides “cool on delivery, hot on demand” technology.

Key product strategies of the Applied Fluid Technologies division are to maintain technology leadership in plural component applications, process controls, and electric pumps; and to offer a full range of best-value standard products by using a standardized, modular product structure, with pre-engineered products to cover a broad range of configurations and applications.

Contractor Segment

The Contractor segment generated approximately 33 percent of our Company’s 2011 total sales. The Contractor segment directs its product development, sales and marketing efforts toward three broad applications: paint, texture, and pavement maintenance. The Contractor segment markets airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals to professional painters in the construction and maintenance industries, tradesmen and do-it-yourselfers. The products are distributed primarily through distributor outlets whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. Certain sprayers and accessories are distributed globally through the home center channel.

Contractor equipment encompasses a wide variety of sprayers, including sprayers that apply markings on roads, parking lots, fields, bike paths, crosswalks and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Many of these sprayers and their accessories contain one or more technological features such as micro-processor-based controls for consistent spray and protective shut-down, a pump that may be removed and re-installed without tools, an easy-clean feature, gas/electric convertibility, and a durable pump finish. We offer a line of professional grade handheld paint sprayers, and in 2011, we introduced a fine finish handheld paint sprayer that sprays lacquers, varnishes, urethanes, sealers, stains and enamels. Contractor equipment also includes pressure washers, and scarifiers that remove markings on roads and other surfaces.

Continual technological innovation and broad product families with multiple offerings are characteristic of our Contractor segment. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features. Strategies of the Contractor segment include expanding base markets using new and core technologies.

Contractor products are marketed and sold in all major geographic areas. In 2011, we continued to add distributors throughout the world that specialize in the sale of particular Contractor products as we expand our product offerings. In Europe and Asia Pacific, we are pursuing a broad strategy of converting contractors accustomed to the manual application of paint and other coatings by brush and roller to spray technology. This requires extensive in-person demonstration of the productivity advantages, cost savings and finish quality of our spray equipment. This also requires the conversion of local paint distributors who may have a different method of selling their product.

Lubrication Segment

The Lubrication segment represented approximately 11 percent of our Company’s sales during 2011. The Lubrication segment focuses its engineering, marketing and sales efforts on two main lubrication applications: vehicle services and industrial. The Lubrication segment markets and sells our lubrication equipment worldwide, although the bulk of its sales come from North America. Products are distributed in each major geographic region. Our lubrication products are sold through independent third party distributors and oil jobbers, and directly to original equipment manufacturers. Our key Lubrication segment strategies are to provide products with differentiated features that are unique to the industries served, and to develop products for geographic expansion. In 2011, our Lubrication segment further expanded its focus on new industries and global end-user needs.

We supply pumps, hose reels, meters, valves and accessories to the motor vehicle lubrication industry. Our customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships and auto parts stores.

In industrial lubrication, we offer systems, components, and accessories for the automatic lubrication of industrial and commercial equipment, compressors, turbines, and on- and off-road vehicles. Industries served include gas transmission and petrochemical, pulp and paper, mining and construction, agricultural equipment, food and beverage, material handling, metal manufacturing and wind energy. We offer products that automatically lubricate bearings, gears and generators, and products that evacuate and dispense oil, grease, anti-freeze and hydraulic fluids, from wind power components.

Raw Materials

The primary materials and components that we use in our manufacturing processes are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. The raw materials and components that we use are generally adequately available through multiple sources of supply. In order to manage cost, we continue to increase our global sourcing of materials and components, primarily in the Asia Pacific region.

During the first half of 2011, the prices of aluminum, nickel, copper, steel, rubber, plastics, and tungsten carbide significantly increased over 2010 pricing levels. During the second half of the year, prices of these materials stabilized, with some exceptions. Nickel, copper, and aluminum declined significantly from mid-2011 pricing levels. Prices of specialty plastics have increased significantly from mid-2011 pricing levels. The March 2011 tsunami in Japan had no major impact on our ability to obtain the materials and components that we had previously sourced in that geography.

We endeavor to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. Worldwide electronic component supply shortages have increased lead times on these components. We have performed risk assessments of our key suppliers of electronic components and other commodities, and we factor the risks identified into our commodity plans.

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

Competition

We face substantial competition in all of our markets. The nature and extent of this competition varies in different markets due to the depth and breadth of our Company’s products. Product quality, reliability, design, customer support and service, personal relationships, specialized engineering and pricing are the major competitive factors in the industries we serve. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies offer competitive products at lower prices. We believe we are one of the world’s leading producers of high-quality specialized fluid handling equipment in the industries we serve.

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 30, 2011.

Employees

As of December 30, 2011, we employed approximately 2,300 persons. Of this total, approximately 550 were employees based outside the United States, and 800 were hourly factory workers in the United States. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside the United States. Compliance with such agreements has no material effect on our Company or our operations.

Item 1A. Risk Factors

Changes in Laws and Regulations – Changes may impact how we can do business and the cost of doing business around the world.

The speed and frequency of implementation of new laws and regulations globally appears to be increasing. In addition, as our business grows and/or geographically expands, we may become subject to laws and regulations previously inapplicable to our business. These new laws and regulations are increasing our costs of doing business and may impact our long-term ability to provide returns to our shareholders.

Economic Environment – Demand for our products depends on the level of commercial and industrial activity worldwide.

An economic downturn or financial market turmoil, including the European sovereign debt crisis, may depress demand for our equipment in all major geographies and markets. If our distributors and OEMs are unable to purchase our products because of unavailable credit or unfavorable credit terms or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected.

Acquisitions – Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and effectively integrated into or added to our existing businesses in order for this strategy to be successful.

We have identified acquisitions as one of the strategies by which we intend to grow our business. If we are unable to obtain financing at a reasonable cost, are unsuccessful in acquiring and effectively integrating into or adding businesses to our current operations, or do not realize projected efficiencies and cost-savings from the businesses we acquire, we may be unable to meet our growth or profit objectives.

Proposed Acquisition – Our proposed acquisition of the finishing business operations of Illinois Tool Works Inc. is subject to regulatory approvals and the expected benefits from the acquisition may not be fully realized.

We have entered into a definitive agreement to purchase the finishing business of Illinois Tools Works Inc. (ITW) in a $650 million cash transaction. We cannot predict whether or when the required regulatory approvals will be obtained or if the closing conditions will be satisfied. On December 15, 2011, the Federal Trade Commission (FTC) issued an administrative complaint against our Company, seeking to stop the acquisition, and commenced a civil lawsuit in United States District Court, seeking to temporarily enjoin us from acquiring the finishing business of ITW, pending resolution of the administrative proceeding. The Court recently scheduled a trial on the FTC’s motion to enjoin the transaction, commencing July 17, 2012. The purchase agreement with ITW allows for termination by either party after April 1, 2012. We continue to have discussions with ITW and with the FTC regarding possible resolution. The FTC may condition approval of the acquisition on conduct remedies or the divestiture of certain products, certain product categories or other portion of the ITW finishing business, which, if agreed to by the Company, may materially affect the anticipated benefits of the proposed acquisition, and there can be no assurance that such a divestiture can be completed on terms satisfactory to us and the FTC. If we terminate the agreement before April 1, 2012 due to failure to obtain regulatory approval, we will be required to pay a $20 million termination fee. If the transaction closes, significant changes to our financial condition as a result of global economic changes or difficulties in the integration of the newly acquired businesses may affect our ability to obtain the expected benefits from the transaction or to satisfy the financial covenants included in the terms of the financing arrangements.

Foreign Operations – Conditions in foreign countries and changes in foreign exchange rates may impact our sales volume, rate of growth or profitability.

In 2011, approximately 56 percent of our sales were generated by customers located outside the United States. Operations located outside the United States expose us to special risks, including the risk of terrorist activities, civil disturbances, environmental catastrophes, supply chain disruptions, corruption, and special taxes, regulations and restrictions. Changes in foreign regulations could reduce our growth. We are increasing our presence in advancing economies and political instability, war and volatile economic conditions that are more prevalent in these regions may adversely affect our revenues and net income. Changes in exchange rates between the U.S. dollar and other currencies will impact our reported sales and earnings and may make it difficult for some of our distributors to purchase products.

Suppliers – Risks associated with foreign sourcing of raw materials and components, supply interruption, delays in raw material or component delivery or supply shortages may adversely affect our production or profitability.

We are sourcing an increasing percentage of our materials and components from suppliers outside the United States, and from suppliers within the United States who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities may impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and trade regulation changes may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events. Raw materials such as rare earth metals may become limited in availability from certain regions.

Competition – Demand for our products may be affected by new entrants who copy our products and infringe on our intellectual property.

From time to time, our Company has been faced with instances where competitors have intentionally infringed our intellectual property and/or taken advantage of our design and development efforts. In some instances, these competitors have launched broad marketing campaigns. If our Company is unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow.

Major Customers – Our Contractor segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales and impact segment profitability.

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

Natural Disasters – Our operations are at risk of damage or destruction by natural disasters, such as earthquakes, tornadoes or unusually heavy precipitation.

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Our manufacturing and distribution facility in Minneapolis is on the banks of the Mississippi River where it is exposed to flooding. Flooding could also damage our European headquarters and warehouse in Maasmechelen, Belgium, our factory in Suzhou, P.R.C., or our Asia Pacific headquarters in Shanghai, P.R.C. Tornadoes could damage or destroy our facilities in Sioux Falls, Rogers, Minneapolis or Anoka and a typhoon could do the same to our facilities in Suzhou or Shanghai. An earthquake may adversely impact our operations in Suzhou, Shanghai, or Yokohama.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities is set forth in the chart below. Facilities are used by all segments, unless otherwise noted.

Facility	Owned or Leased	Square Footage	Facility Activities
	United States

Worldwide Headquarters, Russell J. Gray Technical Center, in Minneapolis, Minnesota	Owned	142,000	Corporate office; Office and product development for Industrial segment

Riverside Office Complex in Minneapolis, Minnesota	Owned	42,000	Office for Information Systems, Accounting Services and Purchasing Departments

George Aristides Riverside Center in Minneapolis, Minnesota	Owned	405,000	Manufacturing, warehouse and office for Industrial segment

Warehouse in Minneapolis, Minnesota	Owned	46,000	Warehouse for Contractor and Lubrication segments

Anoka, Minnesota	Owned	207,000	Manufacturing, warehouse, office and product development for Lubrication segment

David A. Koch Center in Rogers, Minnesota	Owned	333,000	Manufacturing, warehouse, office and product development for Contractor segment

North Canton, Ohio	Owned	132,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment

Sioux Falls, South Dakota	Owned	149,000	Manufacturing, warehouse and office for Industrial and Contractor segment spray guns and accessories

	Europe

European Headquarters in Maasmechelen, Belgium	Owned	129,000	Office, warehouse and assembly; European training, testing and education center

	Asia Pacific

Bundoora, Australia	Leased	2,500	Office

Derrimut, Australia	Leased	7,500	Warehouse

Asia Pacific Headquarters in Shanghai, P.R.C.	Leased	29,000	Office; Asia Pacific training, testing and education center

Shanghai Waigaoqiao Free Trade Zone, P.R.C.	Leased	13,700	Warehouse

Suzhou, P.R.C.	Owned	79,000	Manufacturing, warehouse, office and product development

Hong Kong Special Admin. Region, P.R.C.	Leased	600	Office

Gurgaon, India	Leased	150	Office

Yokohama, Japan	Leased	18,500	Office

Anyang, South Korea	Leased	5,100	Office

Gwangjoo, South Korea	Leased	10,700	Warehouse

Ho Chi Minh City, Vietnam	Leased	230	Office

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material adverse effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 21, 2012:

Patrick J. McHale, 50, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment division from June 2003 to June 2007. He was Vice President of Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment division from February 2000 to March 2001. Prior to becoming Vice President, Lubrication Equipment division in September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 53, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 47, became Vice President and Controller in December 2006 and has served as the Company’s principal accounting officer since September 2007. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Karen Park Gallivan, 55, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

James A. Graner, 67, became Chief Financial Officer in September 2005, and he also served as Treasurer from September 2005 to June 2011. He served as Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 57, became Vice President and General Manager, Contractor Equipment division in April 2001. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment division. Prior to becoming the Director of Marketing, Contractor Equipment division, in June 1996, he held various marketing and sales positions in the Contractor Equipment division and the Industrial Equipment division. He joined the Company in 1976.

Jeffrey P. Johnson, 52, is Vice President and General Manager, Asia Pacific, a position he has held since February 2008. He served as Director of Sales and Marketing, Applied Fluid Technologies division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 56, became Vice President and General Manager, Industrial Products division in February 2005. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Simon J.W. Paulis, 64, became Vice President and General Manager, Europe in September 2005. From February 2005 to September 2005, he served as Director and General Manager, Europe. He served as Sales and Marketing Director, Contractor Equipment Europe

from January 1999 to September 2005. Prior to joining Graco, he served as business unit manager for Black & Decker N.V., general sales manager for Alberto Culver, and marketing manager for Ralston Purina/Quaker Oats. Mr. Paulis joined the Company in 1999.

Charles L. Rescorla, 60, became Vice President, Corporate Manufacturing, Information Systems and Distribution Operations in June 2011. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to until September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President of the Industrial/Automotive Equipment division. Prior to June 2003, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 37, became Vice President and Treasurer in June 2011. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 47, became Vice President and General Manager, Applied Fluid Technologies division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services, where he was responsible for strategic and financial activities. He joined the Company in 1995.

Brian J. Zumbolo, 42, became Vice President and General Manager, Lubrication Equipment division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings & Foam, Applied Fluid Technologies division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

The Board of Directors elected or re-elected the above executive officers to their current positions on June 10, 2011.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 7, 2012, the share price was $48.56 and there were 59,849,230 shares outstanding and 2,874 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 48,000 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 29, 2006, and all dividends were reinvested).

Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$217,679	$234,663	$227,347	$215,594
Gross profit	124,397	132,446	126,349	117,013
Net earnings	37,253	38,099	36,552	30,424

Per common share
Basic net earnings	$0.62	$0.63	$0.60	$0.51
Diluted net earnings	0.61	0.61	0.60	0.50
Dividends declared	0.21	0.21	0.21	0.23

Stock price (per share)
High	$46.40	$52.10	$54.41	$45.20
Low	38.83	42.56	32.84	32.01

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$164,721	$192,088	$189,963	$197,293
Gross profit	89,295	101,920	104,558	107,672
Net earnings	20,565	24,836	30,431	27,008

Per common share
Basic net earnings	$0.34	$0.41	$0.51	$0.45
Diluted net earnings	0.34	0.41	0.50	0.44
Dividends declared	0.20	0.20	0.20	0.21

Stock price (per share)
High	$31.82	$35.98	$32.61	$40.56
Low	25.82	28.74	27.05	30.05

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Oct 1, 2011 - Oct 28, 2011	130,000	$33.97	130,000	3,990,978

Oct 29, 2011 - Nov 25, 2011	10,153	$45.06	-	3,990,978

Nov 26, 2011 - Dec 30, 2011	-	$-	-	3,990,978

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2011	2010	2009	2008	2007
Net sales	$895,283	$744,065	$579,212	$817,270	$841,339
Net earnings	142,328	102,840	48,967	120,879	152,836
Per common share
Basic net earnings	$2.36	$1.71	$0.82	$2.01	$2.35
Diluted net earnings	2.32	1.69	0.81	1.99	2.32
Cash dividends declared	0.86	0.81	0.77	0.75	0.68

Total assets	$874,309	$530,474	$476,434	$579,850	$536,724
Long-term debt (including current portion)	300,000	70,255	86,260	180,000	107,060

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

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and distribution facilities are located in the United States, Belgium, P.R.C., Japan, Korea and Australia.

In April 2011, we entered into an agreement to purchase the finishing businesses of Illinois Tools Works Inc. (ITW) for $650 million in cash. The purchase agreement allows for termination by either party after April 1, 2012. The ITW businesses manufacture and distribute equipment for industrial liquid finishing, powder coating and automotive refinishing, worldwide, with 2010 revenues exceeding $305 million annually. The Federal Trade Commission (FTC) issued an administrative complaint and commenced a civil lawsuit to challenge our purchase of these businesses. A trial on the civil matter has been scheduled commencing July 17, 2012. We strongly believe the transaction is pro-competitive and will benefit both end users and distributor partners. We continue to have discussions with ITW and with the FTC regarding possible resolution.

Results of Operations

Net sales, operating earnings, net earnings and earnings per share were as follows (in millions except per share amounts):

	2011	2010	2009
Net Sales	$895	$744	$579
Operating Earnings	220	153	74
Net Earnings	142	103	49
Diluted Net Earnings per Common Share	$2.32	$1.69	$0.81

2011 Summary:

•

Our revenues grew by 20 percent, with double-digit growth in all regions and segments. Fiscal 2010 included an additional week as compared to fiscal 2011. By region, sales increased by 17 percent in the Americas, 19 percent in Europe and 32 percent in Asia Pacific. Sales in the Industrial segment grew by 23 percent; sales in the Contractor segment grew by 13 percent and sales in the Lubrication segment increased by 32 percent.

•

Foreign currency translation rates increased sales by $17 million and increased net income by $7 million in 2011 as compared to the translation rates in 2010, with strength in Asian currencies and the euro during much of the year.

•	Operating earnings were $220 million as compared to $153 million in the prior year, and as a percentage of sales were 25 percent as compared to 21 percent in 2010.

•	Net earnings totaled $142 million or $2.32 diluted earnings per share as compared to $103 million or $1.69 diluted earnings per share in 2010.
•

Gross profit margin as a percentage of sales improved by 2 percentage points from 2010, due to higher production volumes, pricing and favorable translation rates, partially offset by higher material costs.

•	Investment in new product development was $42 million or 5 percent of sales in 2011.
•

Total operating expenses were $30 million higher than 2010. Half of the increase was in selling, marketing and distribution expenses, including strategic spending to generate and support growth, especially in Asia Pacific. General and administrative expenses for the year increased by $11 million, including $8 million related to the proposed acquisition of ITW’s finishing businesses.

•	The effective tax rate was 32 percent as compared to 31 percent in 2010. The rate in the prior year reflected the benefit from changes in unrecognized tax benefits.
•

Cash flows from operations grew to $162 million compared to $101 million. Working capital investments to support the increased business included an increase in inventories of $13 million and an increase in accounts receivable of $27 million.

•

We sold $300 million of unsecured notes in a private placement, with maturities of 7 to 15 years. An additional committed $450 million revolving credit facility was also secured to fully finance the proposed acquisition of the ITW finishing businesses and provide additional liquidity for general business purposes. This revolving credit facility is contingent on closing of the proposed acquisition and issuance of an additional $75 million in long-term notes.

•	Dividends totaled $51 million in 2011 and share repurchases totaled $43 million.

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
•

Gross profit margin as a percentage of sales improved by 3 1/2 percentage points from 2009, mainly due to reduction in unabsorbed manufacturing costs as compared to the prior year. Other factors contributing to improvement in the gross margin rate included selling price increases and lower pension costs in 2010, and costs related to workforce reductions that lowered the 2009 rate.

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

•	Cash flows from operations were strong at $101 million, though lower than the prior year as working capital requirements for accounts receivable and inventory increased in-line with sales growth.

The following table presents net sales by geographic region (in millions):

	2011	2010	2009
Americas[1]	$476	$408	$329
Europe[2]	211	178	143
Asia Pacific	208	158	107

Total	$895	$744	$579

[1]	North and South America, including the United States. Sales in the United States were $394 million in 2011, $341 million in 2010 and $280 million in 2009.
[2]	Europe, Africa and Middle East

In 2011, sales in the Americas increased by 17 percent, with increases of 17 percent in the Industrial segment, 13 percent in the Contractor segment and 25 percent in the Lubrication segment as compared to the prior year. Although residential and commercial construction activity remains low, industrial end-markets continued to strengthen in 2011.

In 2011, sales in Europe increased by 19 percent or 14 percent at consistent translation rates, with increases of 23 percent in the Industrial segment, 9 percent in the Contractor segment and 38 percent in the Lubrication segment. We continue to invest in commercial resources in the developing economies of Eastern Europe, Middle East and Africa, and despite the Eurozone sovereign debt crisis, industrial and lubrication end-markets continue to grow.

In 2011, sales growth in Asia Pacific was 32 percent or 27 percent at consistent translation rates, with an increase of 31 percent in the Industrial segment, 25 percent in the Contractor segment and 57 percent in the Lubrication segment. Additional commercial resources were added in each segment in Asia Pacific in 2011, and our focus on new distribution to support these growing economies continued in 2011.

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

In 2010, sales growth in Asia Pacific was especially significant, increasing 46 percent overall and exceeding pre-recession levels. Sales grew 49 percent in the Industrial segment, 24 percent in the Contractor segment and more than double the prior year sales in the Lubrication segment. The Company has continued to invest in this region with additional commercial resources and focus on new distribution to support growing end markets.

The following table presents components of net sales change:

2011
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	20%	11%	30%	16%	14%	27%	18%
Currency	3%	2%	2%	1%	5%	5%	2%

Total	23%	13%	32%	17%	19%	32%	20%

2010
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	30%	23%	33%	23%	29%	41%	28%
Currency	1%	- %	2%	1%	(4) %	5%	- %

Total	31%	23%	35%	24%	25%	46%	28%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2011	2010	2009
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	44.1	45.8	49.4

Gross profit	55.9	54.2	50.6
Product development	4.7	5.1	6.5
Selling, marketing and distribution	16.9	18.2	19.9
General and administrative	9.8	10.3	11.3

Operating earnings	24.5	20.6	12.9
Interest expense	1.0	0.5	0.8
Other expense, net	0.1	0.1	0.2

Earnings before income taxes	23.4	20.0	11.9
Income taxes	7.5	6.2	3.4

Net Earnings	15.9%	13.8%	8.5%

2011 Compared to 2010

Operating earnings as a percentage of sales were 25 percent in 2011, up from 21 percent in 2010, with improvements in gross margins and expense leverage as compared to the prior year.

Gross profit margin as a percentage of sales was 56 percent in 2011 as compared to 54 percent in 2010, reflecting higher production volumes and translation rates. Higher material costs were offset by manufacturing efficiencies and pricing.

Total operating expense increased $30 million as compared to 2010, an improvement of 2 percentage points as a percentage of sales from the prior year. The higher costs include $8 million of transaction costs related to the proposed acquisition of the ITW finishing businesses, $4 million from currency translation and increased selling and marketing costs, primarily related to promotional activities and additional headcount, primarily in Asia Pacific. Product development was $42 million or 5 percent of sales in 2011. Selling, marketing and distribution costs were $151 million in 2011 as compared to $136 million in 2010. General and administrative costs were $88 million as compared to $77 million in the prior year.

Interest expense was $9 million in 2011 as compared to $4 million in 2010. The amount of debt more than doubled in 2011, as $300 million of proceeds from a private placement of notes were used to repay revolving line of credit borrowings and invested in cash and cash equivalents.

The Company’s effective tax rate was 32 percent in 2011, higher than the effective tax rate of 31percent in 2010. The rate is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits and the Domestic Production Deduction (DPD). Overall, the effect of the business credits and domestic production deductions in 2011 was lower in 2011 as a percentage of pre-tax earnings as compared to the prior year.

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

Segment Results

The following table presents net sales and operating earnings by business segment (in millions):

	$0000000	$0000000	$0000000
	2011	2010	2009
Sales
Industrial	$502	$409	$313
Contractor	291	257	208
Lubrication	102	78	58

Total	$895	$744	$579

Operating Earnings
Industrial	$174	$126	$68
Contractor	51	37	29
Lubrication	19	9	(3)
Unallocated corporate	(24)	(19)	(20)

Total	$220	$153	$74

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	$000000	$000000	$000000
	2011	2010	2009
Sales
Americas	$220	$187	$149
Europe	135	109	89
Asia Pacific	147	113	75

Total	$502	$409	$313

Components of Net Sales Change
Volume and Price	20%	30%	(31) %
Currency	3%	1%	(1) %

Total	23%	31%	(32) %

Operating Earnings as a Percentage of Sales	35%	31%	22%

In 2011, sales in the Industrial segment increased 23 percent, with increases in all regions. By geography, sales increased by 17 percent in the Americas, 23 percent in Europe (19 percent at consistent translation rates) and 31 percent in Asia Pacific (27 percent at consistent translation rates).

In 2011, operating earnings were $174 million or 35 percent of sales as compared to $126 million or 31 percent of sales in 2010, with the improvement mainly due to improved expense leverage.

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

Contractor

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	$0000000	$0000000	$0000000
	2011	2010	2009
Sales
Americas	$184	$163	$133
Europe	68	63	50
Asia Pacific	39	31	25

Total	$291	$257	$208

Components of Net Sales Change
Volume and Price	11%	23%	(23)%
Acquisitions	- %	- %	3%
Currency	2%	- %	(2)%

Total	13%	23%	(22)%

Operating Earnings as a Percentage of Sales	17%	14%	14%

In 2011, sales in the Contractor segment increased 13 percent, with increases in all regions. By geography, sales increased by 13 percent in the Americas, 9 percent in Europe (4 percent at consistent translation rates) and 25 percent in Asia Pacific (18 percent at consistent translation rates).

In 2011, operating earnings were $51 million as compared to $37 million in 2010, an improvement of 3 points as a percentage of sales from the prior year, primarily resulting from improved volume and expense leverage.

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

Lubrication

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Lubrication segment (dollars in millions):

	$0000000	$0000000	$0000000
	2011	2010	2009
Sales
Americas	$72	$58	$47
Europe	8	6	4
Asia Pacific	22	14	7

Total	$102	$78	$58

Components of Net Sales Change
Volume and Price	30%	33%	(33) %
Currency	2%	2%	(1) %

Total	32%	35%	(34) %

Operating Earnings as a Percentage of Sales	18%	11%	(5) %

In 2011, sales in the Lubrication segment increased 32 percent, with increases in all regions. By geography, sales increased by 25 percent in the Americas (24 percent at consistent translation rates), 38 percent in Europe (34 percent at consistent translation rates) and 57 percent in Asia Pacific (49 percent at consistent translation rates).

In 2011, operating earnings were $19 million or 18 percent of sales as compared to $9 million or 11 percent of sales for the prior year. The improvement in operating earnings as a percentage of sales can be attributed to lower unabsorbed manufacturing costs and improved expense leverage.

In 2010, sales in the Lubrication segment increased 35 percent, with increases in all regions. By geography, sales increased by 23 percent in the Americas, 56 percent in Europe (61 percent at consistent translation rates) and more than doubled in Asia Pacific. Sales of industrial lubrication products contributed significantly to the strong growth seen in 2010 and the Company began to benefit from the increase in dedicated commercial resources in Asia Pacific and Europe supporting this segment.

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

Unallocated corporate

(in millions)

	$0000000	$0000000	$0000000
	2011	2010	2009
Unallocated corporate (expense)	$(24)	$(19)	$(20)

Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions, including the acquisition transaction costs of $8 million related to the proposed acquisition of the ITW finishing businesses in 2011. In 2011, unallocated corporate also included $11 million of stock compensation, $2 million related to the non-service cost portion of pension expense and $2 million of contributions to the Company’s charitable foundation. In 2010, unallocated corporate included $10 million of stock compensation, $4 million related to the non-service cost portion of pension expense and $3 million of contributions to the Company’s charitable foundation.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	$0000000	$0000000
	2011	2010
Working capital	$452	$133
Current ratio	4.4	2.1
Days of sales in receivables outstanding	61	62
Inventory turnover (LIFO)	3.8	4.5

In 2011, the Company’s financial condition and cash flows from operations were strong, with cash flows from operations totaling $162 million. Our working capital investment increased in-line with increased sales volumes. Inventories increased by $13 million and accounts receivable increased by $27 million. Days of sales outstanding remained consistent with the prior year. Other primary uses of cash included capital expenditures of $24 million, dividends of $51 million and share repurchases of $43 million.

Cash flows from operations totaled $101 million in 2010. The primary uses of cash included increases in inventories of $33 million and accounts receivable of $24 million, dividends of $48 million, capital expenditures of $17 million and a contribution of $10 million into the funded pension plan.

Capital Structure. At December 30, 2011, the Company’s capital structure included current notes payable of $9 million, long-term debt of $300 million and shareholders’ equity of $323 million.

Shareholders’ equity increased by $59 million in 2011. The key components of changes in shareholders’ equity include current year earnings of $142 million, reduced by $51 million of dividends declared and $43 million of share repurchases.

Liquidity and Capital Resources. At December 30, 2011, the Company had cash totaling $303 million, held in deposit accounts and short-term investments.

In March 2011, we entered into a note agreement and sold $150 million of unsecured notes in a private placement. One series of notes totaling $75 million bears interest at 4.0 percent and matures in 2018. Another series of notes totaling $75 million bears interest at 5.01 percent and matures in 2023. Under terms of the agreement, we sold an additional $150 million of unsecured notes on July 26, 2011. One series of notes issued in July totaling $75 million bears interest at 4.88 percent and matures in 2020. Another series of notes issued in July totaling $75 million bears interest at 5.35 percent and matures in 2026. Proceeds were used to repay revolving line of credit borrowings and invested in cash and cash equivalents, mostly money market funds.

Under terms of the note agreement, interest is payable quarterly. We are required to maintain a debt to cash flow ratio of not more than 3.25 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00. If a significant acquisition is consummated, the agreement allows, for a one-year period, for a cash flow leverage ratio of 3.75 to 1.00 and an interest coverage ratio of not less than 2.50 to 1.00. The note agreement contains convents typical of unsecured credit facilities, including customary default provisions. If an event of default occurs, all outstanding obligations may become immediately due and payable. We are in compliance with the financial covenants of the note agreement at December 30, 2011.

We plan to finance the proposed acquisition of the ITW finishing businesses with borrowings under the long-term notes referenced above and with borrowings under a new revolving credit facility that would be funded upon closing of the transaction. In May 2011, we entered into a credit agreement providing access to a $450 million unsecured revolving credit facility until May 2016. We may not obtain any loans under the credit agreement until certain conditions are met, including the closing of the transaction and receipt of not less than $75 million in proceeds from the issuance of additional long-term notes.

In addition, various lines of credit totaling $269 million, including a $250 million, five year credit facility entered into in 2007 and $19 million with foreign banks were outstanding at year-end 2011. The unused portion of committed credit lines was $264 million at year-end. In addition, the Company has unused, uncommitted lines of credit totaling $10 million. We have received a waiver from the lenders of the $250 million credit facility with respect to compliance with certain aspects of a covenant requiring minimum pension funding levels. We are in compliance with all other financial covenants for this facility and other lines of credit.

We expect that contributions to the funded pension plan under minimum funding requirements will not exceed $10 million and that the amounts payable in 2012 may be reduced by $7 million in available credits. We are considering making a cash contribution of $10 million to $20 million in 2012.

Internally generated funds and the Company’s other sources of financing are expected to provide the Company with the flexibility to meet its liquidity needs in 2012, including its capital expenditure plan of approximately $30 million, planned dividends (estimated at

$54 million) and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2011, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.84 to $0.90 per share, a 7 percent increase.

Cash Flow. A summary of cash flow follows (in millions):

	$0000000	$0000000	$0000000
	2011	2010	2009
Operating Activities	$162	$101	$147
Investing Activities	(28)	(19)	(13)
Financing Activities	160	(77)	(139)
Effect of exchange rates on cash	-	(1)	(2)

Net cash provided (used)	294	4	(7)

Cash and cash equivalents at year-end	$303	$10	$5

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $162 million in 2011 and $101 million in 2010. During 2011, inventories increased by $13 million due to higher sales levels, new products and increased international distribution and accounts receivable increased by $27 million, in-line with higher sales levels.

During 2010, $101 million was generated from operating cash flows, compared to $147 million in 2009. The effect of higher net earnings on cash flow was partially offset by use of cash for increases in working capital items, including increases in accounts receivable of $23 million and inventory of $33 million. Higher provisions for incentives increased accruals for salaries and incentives by $20 million in 2010, with payment in 2011.

Cash Flows Used in Investing Activities. During 2011, cash was used to fund $24 million of additions to property, plant and equipment. During 2010, cash was used to fund $17 million of additions to property, plant and equipment.

Cash Flows Used in Financing Activities. During 2011, cash provided by financing activities was $160 million. We entered into note agreements totaling $300 million, using proceeds to repay outstanding amounts on lines of credit. Cash dividends paid totaled $51 million, an increase of $3 million from the prior year and share repurchases totaled $43 million. During 2010, $77 million was used in financing activities, with $48 million of cash dividends and share repurchases of $24 million.

In September 2009, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2012 and 4 million shares remain available under this authorization as of December 30, 2011. The Company may make opportunistic share repurchases in the future.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 30, 2011, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 30, 2011. The Company has also guaranteed the debt of its subsidiaries up to $30 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	$0000000	$0000000	$0000000	$0000000	$0000000
	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$300	$-	$-	$-	$300
Operating leases	11	4	5	1	1
Purchase obligations[1]	62	62	-	-	-
Interest on long-term debt	150	14	29	29	78
Unfunded pension and postretirement medical benefits[2]	25	2	5	5	13

Total	$548	$82	$39	$35	$392

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

[2]

The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance. The Company is considering a cash contribution to the funded plan of up to $20 million in 2012.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company maintained its investment return assumption at 8.5 percent for 2012. Mortality rates are based on a common group mortality table for males and females.

Net pension cost in 2011 was $8 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 30, 2011, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

	0000000000000	0000000000000
Assumption	Funded Status	Expense
Discount rate	$(21)	$2
Expected return on assets	-	1

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued several Accounting Standards Updates (ASU) that will be effective for the Company in 2012. New guidance on fair value measurements (ASU 2011-04) and on presentation of other comprehensive income (ASU 2011-05) will not have a significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company sells and purchases products and services in currencies other than the U.S. dollar and pays variable interest rates on borrowings under certain credit facilities. Consequently, the Company is subject to profitability risk arising from exchange and interest rate movements. The Company may use a variety of financial and derivative instruments to manage foreign currency and interest rate risks. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange and interest rates.

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 30, 2011, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. When compared to 2010 results, the effect of the weaker U.S. dollar compared to other currencies resulted in an overall improvement in profitability. In 2011, the calculated translation effect resulted in an increase in net sales and net earnings of approximately $17 million and $7 million, respectively. For the year ended December 31, 2010, the effect of the stronger U.S. dollar versus the euro was largely offset by strengthening of Asian currencies and for the year ended December 31, 2010, the calculated impact of currency translation resulted in an increase in net sales and net earnings of approximately $3 million and $2 million, respectively.

2012 Outlook

We are planning for growth in all business segments and geographies in 2012, although growth percentage trends will likely be lower, reflecting difficult comparisons to our record-level sales in 2011, continued challenges in the worldwide construction market and the ongoing Eurozone crisis. We will continue to invest in new products and resources to expand our geographic footprint and broaden the served markets and applications for our products. While we remain cautious regarding demand trends in Western Europe, we continue to see strong growth in the emerging markets of Europe as well as indications of strength in certain end-markets, such as automotive, energy, heavy equipment and industrial lubrication. We see sustained opportunity to grow in the United States and in Asia Pacific. We are well positioned for continued improvement in our operating results with organic growth. Our strong operating cash flows and capital structure enable us to pursue our strategic objectives.

We plan to pursue approval for our proposed acquisition of the ITW finishing businesses in 2012 and continue to have a strong interest in other acquisitions and growth initiatives that can leverage our core strengths and operating skills.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, as well as in press or earnings releases, analyst briefings, conference calls and the Company’s 2011 Overview report, which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements. The Company undertakes no obligation to update these statements in light of new information or future events.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. In addition, risk factors related to the Company’s proposed acquisition of the ITW finishing businesses include: whether and when the required regulatory approvals will be obtained, whether and when the closing conditions will be satisfied and whether and when the transaction will close, the ability to close on committed financing on satisfactory terms, the amount of debt that the Company will incur to complete the transaction, completion of purchase price valuation for acquired assets, whether and when the Company will be able to realize the expected financial results and accretive effect of the transaction, how customers, competitors, suppliers and employees will react to the transaction, and economic changes in global markets. Please refer to Item 1A of, and Exhibit 99 to, this Annual Report on Form 10-K for fiscal year 2011 for a more comprehensive discussion of these and other risk factors.

Investors should realize that factors other than those identified above and in Item 1A and Exhibit 99 might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8. Financial Statements and Supplementary Data

Page
• Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities)	12
• Management’s Report on Internal Control Over Financial Reporting	26
• Reports of Independent Registered Public Accounting Firm	27
• Consolidated Statements of Earnings for fiscal years 2011, 2010 and 2009	29
• Consolidated Statements of Comprehensive Income for fiscal years 2011, 2010 and 2009	29
• Consolidated Balance Sheets for fiscal years 2011 and 2010	30
• Consolidated Statements of Cash Flows for fiscal years 2011, 2010 and 2009	31
• Consolidated Statements of Shareholders’ Equity for fiscal years 2011, 2010 and 2009	32
• Notes to Consolidated Financial Statements	33

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 30, 2011.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2011, of the Company and our report dated February 21, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 21, 2012

Consolidated Financial Statements

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 21, 2012

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share amounts)

	Years Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Net Sales	$895,283	$744,065	$579,212
Cost of products sold	395,078	340,620	286,396

Gross Profit	500,205	403,445	292,816
Product development	41,554	37,699	37,538
Selling, marketing and distribution	151,276	135,903	115,550
General and administrative	87,861	76,702	65,261

Operating Earnings	219,514	153,141	74,467
Interest expense	9,131	4,184	4,854
Other expense, net	655	417	946

Earnings Before Income Taxes	209,728	148,540	68,667
Income taxes	67,400	45,700	19,700

Net Earnings	$142,328	$102,840	$48,967

Basic Net Earnings per Common Share	$2.36	$1.71	$0.82

Diluted Net Earnings per Common Share	$2.32	$1.69	$0.81

Cash Dividends Declared per Common Share	$0.86	$0.81	$0.77

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Net Earnings	$142,328	$102,840	$48,967
Other comprehensive income (loss)
Cumulative translation adjustment	-	-	234
Pension and postretirement medical liability adjustment	(36,760)	(4,297)	34,576
Gain (loss) on interest rate hedge contracts	454	3,268	1,214
Income taxes	12,268	313	(13,263)

Other comprehensive income (loss)	(24,038)	(716)	22,761

Comprehensive Income	$118,290	$102,124	$71,728

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$303,150	$9,591
Accounts receivable, less allowances of $5,500 and $5,600	150,912	124,593
Inventories	105,347	91,620
Deferred income taxes	17,674	18,647
Other current assets	5,887	7,957

Total current assets	582,970	252,408

Property, Plant and Equipment, net	138,248	134,185
Goodwill	93,400	91,740
Other Intangible Assets, net	18,118	28,338
Deferred Income Taxes	29,752	14,696
Other Assets	11,821	9,107

Total Assets	$874,309	$530,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$8,658	$8,183
Trade accounts payable	27,402	19,669
Salaries and incentives	32,181	34,907
Dividends payable	13,445	12,610
Other current liabilities	49,596	44,385

Total current liabilities	131,282	119,754

Long-term Debt	300,000	70,255
Retirement Benefits and Deferred Compensation	120,287	76,351
Commitments and Contingencies (Note K)

Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 59,747,342 and 60,047,955 shares outstanding in 2011 and 2010	59,747	60,048
Additional paid-in-capital	242,007	212,073
Retained earnings	97,467	44,436
Accumulated other comprehensive income (loss)	(76,481)	(52,443)

Total shareholders’ equity	322,740	264,114

Total Liabilities and Shareholders’ Equity	$874,309	$530,474

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Cash Flows From Operating Activities
Net earnings	$142,328	$102,840	$48,967
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, amortization and impairment	32,483	33,973	35,140
Deferred income taxes	(1,814)	(4,248)	(69)
Share-based compensation	10,994	10,024	9,369
Excess tax benefit related to share-based payment arrangements	(2,195)	(1,988)	(375)
Change in
Accounts receivable	(26,767)	(23,285)	28,420
Inventories	(13,440)	(32,997)	32,663
Trade accounts payable	5,974	1,670	(701)
Salaries and incentives	(3,469)	20,453	(2,893)
Retirement benefits and deferred compensation	7,228	(1,428)	(848)
Other accrued liabilities	8,148	(18)	(2,838)
Other	2,574	(3,873)	(303)

Net cash provided by operating activities	162,044	101,123	146,532

Cash Flows From Investing Activities
Property, plant and equipment additions	(23,854)	(16,620)	(11,463)
Proceeds from sale of property, plant and equipment	426	257	770
Acquisition of business	(2,139)	-	-
Investment in life insurance	(1,499)	(1,499)	(1,499)
Capitalized software and other intangible asset additions	(931)	(907)	(602)

Net cash used in investing activities	(27,997)	(18,769)	(12,794)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	18,221	10,584	10,824
Payments on short-term lines of credit	(17,724)	(13,789)	(17,209)
Borrowings on notes and long-term line of credit	402,175	140,540	270,715
Payments on long-term line of credit	(172,430)	(156,545)	(364,455)
Payments of debt issuance costs	(1,131)	-	-
Excess tax benefit related to share-based payment arrangements	2,195	1,988	375
Common stock issued	22,231	12,794	6,571
Common stock repurchased	(43,250)	(24,218)	(187)
Cash dividends paid	(50,646)	(48,146)	(45,444)

Net cash from (used in) financing activities	159,641	(76,792)	(138,810)

Effect of exchange rate changes on cash	(129)	(1,383)	(1,635)

Net increase (decrease) in cash and cash equivalents	293,559	4,179	(6,707)
Cash and Cash Equivalents
Beginning of year	9,591	5,412	12,119

End of year	$303,150	$9,591	$5,412

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balance December 26, 2008	$59,516	$174,161	$8,445	$(74,488)	$167,634
Shares issued	491	6,080	-	-	6,571
Shares repurchased	(8)	(23)	(156)	-	(187)
Stock compensation cost	-	9,369	-	-	9,369
Tax benefit related to stock options exercised	-	674	-	-	674
Net earnings	-	-	48,967	-	48,967
Dividends declared	-	-	(46,135)	-	(46,135)
Other comprehensive income (loss)	-	-	-	22,761	22,761

Balance December 25, 2009	59,999	190,261	11,121	(51,727)	209,654
Shares issued	875	11,919	-	-	12,794
Shares repurchased	(826)	(2,619)	(20,773)	-	(24,218)
Stock compensation cost	-	10,024	-	-	10,024
Tax benefit related to stock options exercised	-	2,488	-	-	2,488
Net earnings	-	-	102,840	-	102,840
Dividends declared	-	-	(48,752)	-	(48,752)
Other comprehensive income (loss)	-	-	-	(716)	(716)

Balance December 31, 2010	60,048	212,073	44,436	(52,443)	264,114
Shares issued	898	22,360	-	-	23,258
Shares repurchased	(1,199)	(4,236)	(37,815)	-	(43,250)
Stock compensation cost	-	10,142	-	-	10,142
Tax benefit related to stock options exercised	-	2,695	-	-	2,695
Restricted stock issued	-	(1,027)	-	-	(1,027)
Net earnings	-	-	142,328	-	142,328
Dividends declared	-	-	(51,482)	-	(51,482)
Other comprehensive income (loss)	-	-	-	(24,038)	(24,038)

Balance December 30, 2011	$59,747	$242,007	$97,467	$(76,481)	$322,740

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graco Inc. and Subsidiaries

Years Ended December 30, 2011, December 31, 2010 and December 25, 2009

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2010, was a 53-week year. Years ended December 30, 2011 and December 25, 2009, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 30, 2011, all subsidiaries are 100 percent owned.

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

Other Current Assets. Amounts included in other current assets were (in thousands):

	000000000	000000000
	2011	2010
Prepaid income taxes	$2,833	$5,879
Prepaid expenses and other	3,054	2,078

Total	$5,887	$7,957

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

Intangible Assets. Goodwill has been assigned to reporting units, which are the Company’s divisions. The amounts of goodwill for each reportable segment were (in thousands):

	000000000	000000000
	2011	2010
Industrial	$61,171	$59,511
Contractor	12,732	12,732
Lubrication	19,497	19,497

Total	$93,400	$91,740

The acquisition of assets and assumption of certain liabilities of Eccentric Pumps, LLC (see Note L) added $1.7 million to Industrial segment goodwill in 2011.

Components of other intangible assets were (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value

December 30, 2011
Customer relationships	2 -8	$40,925	$(30,788)	$(181)	$9,956
Patents, proprietary technology and product documentation	3 - 10	14,668	(10,570)	(87)	4,011
Trademarks, trade names and other	2 - 3	6,140	(5,169)	-	971

		61,733	(46,527)	(268)	14,938
Not Subject to Amortization
Brand names		3,180	-	-	3,180

Total		$64,913	$(46,527)	$(268)	$18,118

December 31, 2010
Customer relationships	3 - 8	$41,075	$(24,840)	$(181)	$16,054
Patents, proprietary technology and product documentation	3 - 10	19,902	(13,956)	(87)	5,859
Trademarks, trade names and other	3 - 10	8,154	(4,909)	-	3,245

		69,131	(43,705)	(268)	25,158

Not Subject to Amortization
Brand names		3,180	-	-	3,180

Total		$72,311	$(43,705)	$(268)	$28,338

Amortization of intangibles was $10.9 million in 2011 and $11.8 million in 2010. Estimated future annual amortization is as follows: $9.0 million in 2012, $4.3 million in 2013, $0.9 million in 2014, $0.5 million in 2015 and $0.2 million in 2016.

Other Assets. Components of other assets were (in thousands):

	00000000	00000000
	2011	2010
Cash surrender value of life insurance	$7,523	$6,185
Capitalized software	2,021	1,050
Deposits and other	2,277	1,872

Total	$11,821	$9,107

The Company paid $1.5 million in 2011 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2011, 2010 and 2009.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Goodwill and other intangible assets not subject to amortization are also reviewed for impairment annually in the fourth quarter. There were no significant write-downs of any long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2011	2010
Accrued self-insurance retentions	$6,563	$6,675
Accrued warranty and service liabilities	6,709	6,862
Accrued trade promotions	5,852	5,947
Payable for employee stock purchases	6,607	5,655
Income taxes payable	2,689	733
Other	21,176	18,513

Total	$49,596	$44,385

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

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2011	2010
Balance, beginning of year	$6,862	$7,437
Charged to expense	5,110	3,484
Margin on parts sales reversed	2,676	3,412
Reductions for claims settled	(7,939)	(7,471)

Balance, end of year	$6,709	$6,862

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

In 2007, the Company entered into interest rate swap contracts that effectively fix the rates paid on a total of $80 million of variable rate borrowings. One contract fixed the rate on $40 million of borrowings at 4.7 percent plus the applicable spread (depending on cash flow leverage ratio) until December 2010. The second contract fixed an additional $40 million of borrowings at 4.6 percent plus the applicable spread until January 2011. Both contracts were designated as cash flow hedges against interest rate volatility. Consequently, changes in the fair market value were recorded in accumulated other comprehensive income (loss) (AOCI). Amounts included in AOCI were reclassified to earnings as interest rates varied and as the swap contracts approached expiration dates. Net amounts paid or payable under terms of the contracts were charged to interest expense and totaled $0.1 million in 2011 and $3.5 million in 2010.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 30, 2011 totaled $20 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	0000	0000	0000
	Balance Sheet Classification	2011	2010

Gain (loss) on interest rate hedge contracts	Other current liabilities	$-	$(454)

Gain (loss) on foreign currency forward contracts
Gains		$218	$92
Losses		(120)	(284)

Net	Accounts receivable	$98

	Other current liabilities		$(192)

The Company may periodically hedge other anticipated transactions, generally with forward exchange contracts, which are designated as cash flow hedges. Gains and losses representing effective hedges are initially recorded as a component of other comprehensive income and are subsequently reclassified into earnings when the hedged exposure affects earnings. There were no gains or losses on such transactions in 2011, 2010 and 2009, and there were no such transactions outstanding as of December 30, 2011, and December 31, 2010.

Recent Accounting Pronouncements. The Financial Accounting Standards Board (FASB) has issued several Accounting Standards Updates (ASU) that will be effective for the Company in 2012. New guidance on fair value measurements (ASU 2011-04) and on presentation of other comprehensive income (ASU 2011-05) will not have a significant impact on the Company’s consolidated financial statements.

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

	$000,0000.00	$000,0000.00	$000,0000.00
Reportable Segments (in thousands)	2011	2010	2009
Net Sales
Industrial	$501,841	$409,569	$312,935
Contractor	290,732	256,588	208,544
Lubrication	102,710	77,908	57,733

Total	$895,283	$744,065	$579,212

Operating Earnings
Industrial	$173,694	$126,266	$68,310
Contractor	50,581	36,952	28,952
Lubrication	18,928	8,897	(2,907)
Unallocated corporate (expense)	(23,689)	(18,974)	(19,888)

Total	$219,514	$153,141	$74,467

Assets
Industrial	$302,805	$270,160
Contractor	146,556	134,938
Lubrication	91,137	81,746
Unallocated corporate	333,811	43,630

Total	$874,309	$530,474

Unallocated corporate (expense) is not included in management’s measurement of segment performance and includes such items as stock compensation, bad debt expense, charitable contributions and certain portions of pension expense. Unallocated assets include cash, allowances and valuation reserves, deferred income taxes, certain capital items and other assets.

	$000,0000.00	$000,0000.00	$000,0000.00
Geographic Information (in thousands)	2011	2010	2009
Net sales (based on customer location)
United States	$394,318	$341,009	$279,814
Other countries	500,965	403,056	299,398

Total	$895,283	$744,065	$579,212

Long-lived assets
United States	$120,119	$117,859
Other countries	18,129	16,326

Total	$138,248	$134,185

Sales to Major Customers

There were no customers that accounted for 10 percent or more of consolidated sales in 2011, 2010 or 2009.

C. Inventories

Major components of inventories were as follows (in thousands):

	2011	2010

Finished products and components	$51,943	$48,670
Products and components in various stages of completion	39,268	31,275
Raw materials and purchased components	54,561	46,693

	145,772	126,638
Reduction to LIFO cost	(40,425)	(35,018)

Total	$105,347	$91,620

Inventories valued under the LIFO method were $72.6 million for 2011 and $63.3 million for 2010. All other inventory was valued on the FIFO method.

Certain inventory quantities were reduced in 2009, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2011	2010
Land and improvements	$11,373	$10,305
Buildings and improvements	104,567	102,667
Manufacturing equipment	205,522	189,741
Office, warehouse and automotive equipment	29,499	32,043
Additions in progress	7,274	10,098

Total property, plant and equipment	358,235	344,854
Accumulated depreciation	(219,987)	(210,669)

Net property, plant and equipment	$138,248	$134,185

Depreciation expense was $20.6 million in 2011, $21.2 million in 2010 and $21.7 million in 2009.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2011	2010	2009
Domestic	$186,374	$137,213	$55,749
Foreign	23,354	11,327	12,918

Total	$209,728	$148,540	$68,667

Income tax expense consists of (in thousands):

	$00,000.00	$00,000.00	$00,000.00
	2011	2010	2009
Current
Domestic
Federal	$58,192	$43,580	$17,002
State and local	3,920	2,200	(133)
Foreign	7,161	4,151	2,953

	69,273	49,931	19,822

Deferred
Domestic	(1,496)	(2,364)	(448)
Foreign	(377)	(1,867)	326

	(1,873)	(4,231)	(122)

Total	$67,400	$45,700	$19,700

Income taxes paid were $61.3 million, $55.7 million and $15.3 million in 2011, 2010 and 2009.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	$00,000.00	$00,000.00	$00,000.00
	2011	2010	2009
Statutory tax rate	35%	35%	35%
Tax effect of international operations	-	1	(1)
State taxes, net of federal effect	1	1	-
U.S. general business tax credits	(2)	(2)	(3)
Domestic production deduction	(3)	(3)	(2)
Change in unrecognized tax benefits	-	(2)	-
Other	1	1	-

Effective tax rate	32%	31%	29%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows (in thousands):

	$00,000.00	$00,000.00
	2011	2010
Inventory valuations	$8,309	$8,848
Self-insurance retention accruals	1,918	2,168
Warranty reserves	2,114	2,177
Vacation accruals	2,270	2,299
Bad debt reserves	1,647	1,624
Interest rate swaps	-	168
Other	1,416	1,363

Total Current	17,674	18,647

Unremitted earnings of consolidated foreign subsidiaries	(2,416)	(3,100)
Excess of tax over book depreciation	(23,267)	(19,518)
Pension liability	32,769	17,686
Postretirement medical	7,752	7,790
Acquisition costs	1,512	-
Stock compensation	11,531	10,194
Deferred compensation	888	877
Other	983	767

Total Non-current	29,752	14,696

Net deferred tax assets	$47,426	$33,343

Total deferred tax assets were $84.6 million and $70.2 million, and total deferred tax liabilities were $37.2 million and $36.9 million on December 30, 2011, and December 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

Interest rates and maturity dates on the four series of notes are as follows (dollars in thousands):

Series	Amount	Rate	Maturity
A	$75,000	4.00%	March 2018
B	$75,000	5.01%	March 2023
C	$75,000	4.88%	January 2020
D	$75,000	5.35%	July 2026

The notes have a carrying amount of $300 million and an estimated fair value of $320 million as of December 30, 2011. Estimated fair value is based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

In July 2007, the Company entered into an agreement with a syndicate of lenders providing an unsecured credit facility for 5 years. This credit facility provides $250 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $25 million under the swingline portion of the facility for daily working capital needs. Borrowings under the facility bear interest at either the bank’s prime rate, the federal funds rate plus 0.5 percent or the London Interbank Offered Rate plus a spread of between 0.23 percent and 0.57 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation and amortization). There were no borrowings against the facility as of December 30, 2011. The weighted average interest rate on borrowings against the credit facility was 0.5 percent as of December 31, 2010. The Company is also required to pay a facility fee on the full amount of the loan commitment at an annual rate ranging from 0.07 percent to 0.15 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

On December 30, 2011, the Company had $269 million in lines of credit, including the $250 million in committed credit facilities described above and $19 million with foreign banks. The unused portion of committed credit lines was $264 million as of December 30, 2011. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $10 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The weighted average cost of borrowing (including the effect of interest rate swaps) was 4.4 percent, 4.6 percent and 3.3 percent for the years ended December 30, 2011, December 31, 2010 and December 25, 2009. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company has received from its credit facility lenders a waiver with respect to compliance with certain aspects of a covenant requiring minimum pension funding levels. The Company is in compliance with all other financial covenants of its debt agreements.

Interest paid on debt during 2011, 2010 and 2009 was $ 8.7 million, $4.4 million and $4.8 million.

G. Shareholders’ Equity

At December 30, 2011, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

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

Components of accumulated other comprehensive income (loss) were (in thousands):

	0000000000000	0000000000000
	2011	2010
Pension and postretirement medical liability adjustment	$(75,658)	$(51,334)
Gain (loss) on interest rate hedge contracts	-	(286)
Cumulative translation adjustment	(823)	(823)

Total	$(76,481)	$(52,443)

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $291,000 in 2011, $263,000 in 2010 and $287,000 in 2009. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 8,190 shares in 2011, 10,104 shares in 2010 and 14,952 shares in 2009. The expense related to this arrangement is not significant. The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to this plan was $851,000 in 2011.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 26, 2008	3,955	$30.77	2,186	$24.98
Granted	1,180	20.74
Exercised	(164)	10.59
Canceled	(158)	31.57

Outstanding, December 25, 2009	4,813	28.98	2,445	28.38
Granted	1,201	30.66
Exercised	(429)	14.45
Canceled	(76)	33.04

Outstanding, December 31, 2010	5,509	30.42	2,980	31.99
Granted	569	43.15
Exercised	(553)	26.19
Canceled	(47)	35.55

Outstanding, December 30, 2011	5,478	$32.12	3,211	$32.27

The following table summarizes information for options outstanding and exercisable at December 30, 2011 (in thousands, except per share and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$16-20	261	1	$17.92	258	$17.94
20-30	2,143	7	24.04	1,030	24.23
30-40	1,710	6	36.52	1,121	36.55
40-50	1,364	6	42.02	802	41.23

$16-50	5,478	6	$32.12	3,211	$32.27

The aggregate intrinsic value of exercisable option shares was $28.1 million as of December 30, 2011, with a weighted average contractual term of 4.8 years. There were approximately 5.4 million vested share options and share options expected to vest as of December 30, 2011, with an aggregate intrinsic value of $49.4 million, a weighted average exercise price of $32.10 and a weighted average contractual term of 6.1 years.

Information related to options exercised follows (in thousands):

	$00,000.00	$00,000.00	$00,000.00
	2011	2010	2009
Cash received	$14,476	$6,203	$1,733
Aggregate intrinsic value	10,485	7,747	2,173
Tax benefit realized	3,500	2,800	800

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 313,013 shares under this plan in 2011, 435,684 shares in 2010 and 312,424 shares in 2009.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	$0000000,00000.00	$0000000,00000.00
	Total Shares Authorized	Available for Future Issuance as of December 30, 2011

Stock Incentive Plan (2010)	5,100	4,042
Employee Stock Purchase Plan (2006)	2,000	723

Total	7,100	4,765

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 30, 2011, include options granted under four plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost of $11.0 million in 2011, $10.0 million in 2010 and $9.4 million in 2009, which reduced net income by $8.4 million, or $0.14 per weighted common share in 2011, $7.4 million, or $0.12 per weighted common share in 2010 and $7.3 million, or $0.12 per weighted common share in 2009. As of December 30, 2011, there was $8.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2011	2010	2009
Expected life in years	6.5	5.7	6.0
Interest rate	2.8%	2.4%	2.1%
Volatility	33.7%	34.8%	30.1%
Dividend yield	2.0%	2.7%	3.7%
Weighted average fair value per share	$13.35	$8.26	$4.27

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

	2011	2010	2009
Expected life in years	1.0	1.0	1.0
Interest rate	0.3%	0.3%	0.7%
Volatility	27.8%	42.8%	51.5%
Dividend yield	2.1%	2.9%	4.5%
Weighted average fair value per share	$10.05	$8.48	$5.60

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2011	2010	2009
Net earnings available to common shareholders	$142,328	$102,840	$48,967

Weighted average shares outstanding for basic earnings per share	60,286	60,209	59,865
Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,084	594	364

Weighted average shares outstanding for diluted earnings per share	61,370	60,803	60,229

Basic earnings per share	$2.36	$1.71	$0.82
Diluted earnings per share	$2.32	$1.69	$0.81

Stock options to purchase 1.6 million, 1.7 million and 2.4 million shares were not included in the 2011, 2010 and 2009 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $4.2 million in 2011, $3.7 million in 2010 and $2.7 million in 2009.

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

Investment policies and strategies of the funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in common stocks and bonds, including the Company’s common stock. The midpoints of the ranges of strategic target allocations for plan assets are 55 percent equity securities, 25 percent fixed income securities and 20 percent real estate and alternative investments.

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. Plan assets are classified within the fair value hierarchy as follows:

Level 1 – based on quoted prices in active markets for identical assets

Level 2 – based on significant observable inputs

Level 3 – based on significant unobservable inputs

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

Level 3 assets consist of investments in real estate investment trust funds whose assets are valued at least annually by independent appraisal firms, using market, income and cost approaches.

Plan assets by category and fair value measurement level were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 30, 2011
Equity
Graco common stock	$13,892	$13,892	$-	$-
U.S. Large Cap	55,501	-	55,501	-
U.S. Small Cap	12,073	-	12,073	-
International	45,303	-	45,303	-

Total Equity	126,769	13,892	112,877	-
Fixed income	42,744	-	42,744	-
Real estate and other	11,806	2,559	-	9,247

Total	$181,319	$16,451	$155,621	$9,247

December 31, 2010
Equity
Graco common stock	$13,758	$13,758	$-	$-
U.S. Large Cap	58,296	-	58,296	-
U.S. Small Cap	12,698	-	12,698	-
International	47,793	-	47,793	-

Total Equity	132,545	13,758	118,787	-
Fixed income	48,490	-	48,490	-
Real estate and other	10,274	2,112	-	8,162

Total	$191,309	$15,870	$167,277	$8,162

A reconciliation of the beginning and ending balances of level 3 plan assets follows:

	000000000000	000000000000
	2011	2010
Balance, beginning of year	$8,162	$6,686
Purchases	2,279	2,079
Redemptions	(2,410)	(940)
Change in unrealized gains (losses)	1,216	337

Balance, end of year	$9,247	$8,162

The Company uses a year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 30, 2011, and December 31, 2010, and a statement of the funded status as of the same dates (in thousands):

	000000000000	000000000000	000000000000	000000000000
	Pension Benefits		Postretirement Medical Benefits
	2011	2010	2011	2010
Change in benefit obligation
Obligation, beginning of year	$245,305	$218,197	$23,059	$22,726
Service cost	4,429	4,225	602	550
Interest cost	13,072	12,769	1,219	1,239
Actuarial loss (gain)	26,010	20,257	(42)	242
Plan amendments	-	(261)	-	-
Exchange rate changes	(249)	(518)	-	-
Benefit payments	(9,956)	(9,364)	(1,393)	(1,698)

Obligation, end of year	$278,611	$245,305	$23,445	$23,059

Change in plan assets
Fair value, beginning of year	$191,309	$166,089	$-	$-
Actual return on assets	(778)	23,845	-	-
Employer contributions	744	10,739	1,393	1,698
Benefit payments	(9,956)	(9,364)	(1,393)	(1,698)

Fair value, end of year	$181,319	$191,309	$-	$-

Funded status	$(97,292)	$(53,996)	$(23,445)	$(23,059)

Amounts recognized in consolidated balance sheets
Current liabilities	$751	$686	$1,511	$1,730
Non-current liabilities	96,541	53,310	21,934	21,329

Total liabilities	$97,292	$53,996	$23,445	$23,059

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $261 million for 2011 and $227 million for 2010. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	00000000000	00000000000
	2011	2010
Projected benefit obligation	$278,611	$245,305
Accumulated benefit obligation	261,098	226,959
Fair value of plan assets	181,319	191,309

The components of net periodic benefit cost for the plans for 2011, 2010 and 2009 were as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Pension Benefits			Postretirement Medical Benefits
	2011	2010	2009	2011	2010	2009
Service cost-benefits earned during the period	$4,429	$4,225	$4,718	$602	$550	$565
Interest cost on projected benefit obligation	13,072	12,769	12,305	1,219	1,239	1,313
Expected return on assets	(15,802)	(13,819)	(10,857)	-	-	-
Amortization of prior service cost (credit)	(5)	87	183	(658)	(658)	(658)
Amortization of net loss (gain)	5,819	5,964	8,757	568	465	598
Cost of pension plans which are not significant and have not adopted ASC 715	97	91	73	N/A	N/A	N/A

Net periodic benefit cost	$7,610	$9,317	$15,179	$1,731	$1,596	$1,818

Amounts recognized in other comprehensive (income) loss in 2011 and 2010 were as follows (in thousands):

	00000000000	00000000000	00000000000	00000000000
	Pension Benefits		Postretirement Medical Benefits
	2011	2010	2011	2010
Prior service cost (credit) arising during the period	$-	$(261)	$-	$-
Net loss (gain) arising during the period	42,526	10,174	(42)	242
Amortization of prior service credit (cost)	5	(87)	658	658
Amortization of net gain (loss)	(5,819)	(5,964)	(568)	(465)

Total	$36,712	$3,862	$48	$435

Amounts included in accumulated other comprehensive (income) loss as of December 30, 2011 and December 31, 2010, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	00000000000	00000000000	00000000000	00000000000
	Pension Benefits		Postretirement Medical Benefits
	2011	2010	2011	2010
Prior service cost (credit)	$(158)	$(133)	$(3,759)	$(4,417)
Net loss	114,978	78,243	7,074	7,684

Net before income taxes	114,820	78,110	3,315	3,267
Income taxes	(41,284)	(28,834)	(1,193)	(1,209)

Net	$73,536	$49,276	$2,122	$2,058

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2012 were as follows (in thousands):

	00000000000	00000000000
	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$(6)	$(658)
Net loss (gain)	9,607	505

Net before income taxes	9,601	(153)
Income taxes	(3,456)	55

Net	$6,145	$(98)

Assumptions used to determine the Company’s benefit obligations are shown below:

	00000000000	00000000000	00000000000	00000000000
	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2011	2010	2011	2010
Discount rate	4.6%	5.5%	4.6%	5.5%
Rate of compensation increase	3.0%	3.8%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00
	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2011	2010	2009	2011	2010	2009
Discount rate	5.5%	6.0%	6.0%	5.5%	6.0%	6.0%
Expected return on assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.8%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.2 percent for 2012, decreasing each year to a constant rate of 4.5 percent for 2026 and thereafter, subject to the plan’s annual increase limitation.

At December 30, 2011, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $0.8 million to its unfunded pension plans and $1.5 million to the postretirement medical plan in 2012. The Company expects that contributions to the funded pension plan under minimum funding requirements for 2012 will not exceed $10 million, and that the amounts payable in 2012 may be reduced by $7 million in available credits. Estimated future benefit payments are as follows (in thousands):

	$000,000000	$000,000000
	Pension Benefits	Postretirement Medical Benefits
2012	$11,009	$1,511
2013	11,689	1,430
2014	12,430	1,443
2015	13,030	1,460
2016	13,833	1,486
Years 2017 - 2021	79,790	7,673

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $10.8 million at December 30, 2011, payable as follows (in thousands):

	$000,000.00	$000,000.00	$000,000.00
	Buildings	Vehicles & Equipment	Total
2012	$1,481	$2,592	$4,073
2013	930	2,087	3,017
2014	730	1,260	1,990
2015	520	511	1,031
2016	22	75	97
Thereafter	582	–	582

Total	$4,265	$6,525	$10,790

Total rental expense was $3.0 million for 2011, $2.3 million for 2010 and $3.1 million for 2009.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $45 million at December 30, 2011. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $17 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 30, 2011. The Company has also guaranteed the debt of its subsidiaries for up to $30 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

L. Acquisitions

In April 2011, the Company entered into a definitive agreement to purchase the finishing businesses of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. The purchase agreement allows for termination by either party after April 1, 2012. The Company plans to finance the acquisition through a new committed $450 million revolving credit facility that will be funded upon closing of the purchase, and funds available under the long-term notes referenced above, in Note F. Closing of the purchase is subject to regulatory reviews and other customary closing conditions. The Federal Trade Commission (FTC) issued an administrative complaint and commenced a civil lawsuit in United States District Court, seeking to stop the acquisition. The Company continues to have discussions with ITW and with the FTC regarding possible resolution.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2011 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2011 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Company” in Part I of this 2011 Annual Report on Form 10-K and the information under the headings “Election of Directors” and “Director Qualifications and Selection Process” of our Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on April 20, 2012 (the “Proxy Statement”), is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Committees of the Board of Directors” of our Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Our Company has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. We have also issued Code of Ethics and Business Conduct (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Code of Ethics, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements
		See Part II

	(2)	Financial Statement Schedule
		Schedule II – Valuation and Qualifying Accounts	52

		All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	54
		Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries

(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves [1]	Other add (deduct)[2]	Balance at end of year
Year ended
December 30, 2011
Allowance for doubtful accounts	$1,300	$500	$400	$-	$1,400
Allowance for returns and credits	4,300	12,500	12,700	-	4,100

	$5,600	$13,000	$13,100	$-	$5,500

December 31, 2010
Allowance for doubtful accounts	$2,100	$1,400	$2,200	$-	$1,300
Allowance for returns and credits	4,400	10,800	10,900	-	4,300

	$6,500	$12,200	$13,100	$-	$5,600

December 25, 2009
Allowance for doubtful accounts	$2,200	$900	$1,000	$-	$2,100
Allowance for returns and credits	4,400	8,900	8,900	-	4,400

	$6,600	$9,800	$9,900	$-	$6,500

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

Graco Inc.

/s/ PATRICK J. MCHALE	February 21, 2012
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 21, 2012
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. GRANER	February 21, 2012
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 21, 2012
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Marti Morfitt	Director
William G. Van Dyke	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 21, 2012
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated April 14, 2011, by and among Graco Inc., Graco Holdings Inc., Graco Minnesota Inc., Illinois Tool Works Inc. and ITW Finishing LLC (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 15, 2011.)

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

3.3	Form of Articles of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on February 16, 2010.)

4.1	Rights Agreement, dated as of February 12, 2010, between the Company and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated February 16, 2010.)

*10.1	Executive Officer Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s 2008 Annual Report on Form 10-K.)

*10.2	Executive Officer Annual Incentive Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s 2008 Annual Report on Form 10-K.)

*10.3	Graco Inc. Stock Incentive Plan, dated May 1, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

10.5	Employee Stock Incentive Plan, as adopted by the Board of Directors in February 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s 2002 Annual Report on Form 10-K.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.6	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.7	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.8	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K.)

*10.9	Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.10	Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.)

*10.11	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.12	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.) Amended and restated form of agreement for awards made to nonemployee directors in 2009. (Incorporated by reference to Exhibit 10.14 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.13	Stock Option Agreement. Form of agreement used for award in 2011 of nonstatutory stock options to nonemployee directors under the Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to the Company’s 2010 Annual Report on Form 10-K.)

*10.14	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K.) Amended form of agreement for awards made to executive officers in 2004, 2005 and 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.15	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.16	Stock Option Agreement. Form of agreement used for award in 2011 of stock options to executive officers under the Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.)

*10.17	Stock Option Agreement. Form of agreement used for award in 2007 of non-incentive stock options to Chief Executive Officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to Chief Executive Officer in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.18	Stock Option Agreement. Form of agreement used for award in 2011 of stock options to chief executive officer under the Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.)

*10.19	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

*10.20	Chief Executive Officer Restricted Stock Agreement. Form of agreement used to award performance-based restricted stock to the Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 2, 2011.)

*10.21	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.22	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.23	Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) As enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director. (Incorporated by reference to Exhibit 10.27 to the Company’s 2009 Annual Report on Form 10-K/A.)

10.26	Credit Agreement, dated July 12, 2007, between the Company and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 12, 2007.) Amendment No. 1 dated as of August 15, 2011 to Pledge Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 30, 2011.)

10.27	Credit Agreement, dated May 23, 2011, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 26, 2011.) Amendment No. 1 dated as of August 15, 2011 to Pledge Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 30, 2011.)

10.28	Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.)

11	Statement of Computation of Earnings per share included in Note I on page 43.

21	Subsidiaries of the Registrant included herein on page 57.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 58.

24	Power of Attorney included herein on page 59.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 60.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein on page 61.

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 62.

99	Cautionary Statement Regarding Forward-Looking Statements included herein on page 63.

101	Interactive Data File.

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