Form 10-Q
period 2012-03-30
GRACO INC
filed 2012-04-25
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 30, 2012

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

Yes                      No         X

60,446,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 19, 2012.

PART I

Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011

Net Sales	$234,122	$217,679

Cost of products sold	101,943	93,282

Gross Profit	132,179	124,397

Product development	11,638	9,931
Selling, marketing and distribution	38,026	37,483
General and administrative	24,546	19,914

Operating Earnings	57,969	57,069

Interest expense	3,689	616
Other expense, net	299	-

Earnings Before Income Taxes	53,981	56,453

Income taxes	18,600	19,200

Net Earnings	$35,381	$37,253

Per Common Share

Basic net earnings	$0.59	$0.62

Diluted net earnings	$0.58	$0.61

Cash dividends declared	$0.23	$0.21

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	september30	september30
	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011
Net Earnings	$35,381	$37,253
Other comprehensive income (loss)
Pension and postretirement medical liability adjustment	2,339	1,363
Gain (loss) on interest rate hedge contracts	-	454
Income taxes	(843)	(666)

Other comprehensive income (loss)	1,496	1,151

Comprehensive Income	$36,877	$38,404

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Mar 30, 2012	Dec 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$326,771	$303,150
Accounts receivable, less allowances of $5,600 and $5,500	172,158	150,912
Inventories	110,071	105,347
Deferred income taxes	18,917	17,674
Other current assets	4,139	5,887

Total current assets	632,056	582,970

Property, Plant and Equipment
Cost	363,155	358,235
Accumulated depreciation	(224,458)	(219,987)

Property, plant and equipment, net	138,697	138,248

Goodwill	93,400	93,400
Other Intangible Assets, net	15,590	18,118
Deferred Income Taxes	31,762	29,752
Other Assets	14,189	11,821

Total Assets	$925,694	$874,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$10,520	$8,658
Trade accounts payable	30,921	27,402
Salaries and incentives	18,781	32,181
Dividends payable	13,495	13,445
Other current liabilities	59,843	49,596

Total current liabilities	133,560	131,282

Long-term Debt	300,000	300,000
Retirement Benefits and Deferred Compensation	121,112	120,287

Shareholders’ Equity
Common stock	60,408	59,747
Additional paid-in-capital	266,495	242,007
Retained earnings	119,104	97,467
Accumulated other comprehensive income (loss)	(74,985)	(76,481)

Total shareholders’ equity	371,022	322,740

Total Liabilities and Shareholders’ Equity	$925,694	$874,309

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011
Cash Flows From Operating Activities
Net Earnings	$35,381	$37,253
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	8,075	8,427
Deferred income taxes	(4,097)	(1,795)
Share-based compensation	2,920	2,658
Excess tax benefit related to share-based payment arrangements	(1,600)	(1,200)
Change in
Accounts receivable	(20,755)	(27,372)
Inventories	(4,655)	(11,037)
Trade accounts payable	5,246	9,193
Salaries and incentives	(13,730)	(17,139)
Retirement benefits and deferred compensation	2,975	2,025
Other accrued liabilities	12,287	7,853
Other	1,407	5,314

Net cash provided by operating activities	23,454	14,180

Cash Flows From Investing Activities
Property, plant and equipment additions	(6,513)	(4,517)
Proceeds from sale of property, plant and equipment	50	143
Capitalized software and other intangible asset additions	(1,407)	-

Net cash used in investing activities	(7,870)	(4,374)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	6,491	7,861
Payments on short-term lines of credit	(4,756)	(5,220)
Borrowings on long-term notes and line of credit	-	252,175
Payments on long-term line of credit	-	(172,430)
Payments of debt issuance costs	(1,921)	-
Excess tax benefit related to share-based payment arrangements	1,600	1,200
Common stock issued	20,114	12,437
Common stock repurchased	(272)	-
Cash dividends paid	(13,451)	(12,612)

Net cash provided by (used in) financing activities	7,805	83,411

Effect of exchange rate changes on cash	232	(299)

Net increase (decrease) in cash and cash equivalents	23,621	92,918
Cash and cash equivalents
Beginning of year	303,150	9,591

End of period	$326,771	$102,509

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the Company) as of March 30, 2012 and the related statements of earnings for the thirteen weeks ended March 30, 2012 and April 1, 2011, and cash flows for the thirteen weeks ended March 30, 2012 and April 1, 2011 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 30, 2012, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011

Net earnings available to common shareholders	$35,381	$37,253

Weighted average shares outstanding for basic earnings per share	60,052	60,270

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,286	1,090

Weighted average shares outstanding for diluted earnings per share	61,338	61,360

Basic earnings per share	$0.59	$0.62

Diluted earnings per share	$0.58	$0.61

Stock options to purchase 876,000 and 828,000 shares were not included in the 2012 and 2011 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 30, 2012 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 30, 2011	5,478	$32.12	3,211	$32.27
Granted	486	49.84
Exercised	(426)	27.90
Canceled	(26)	34.65

Outstanding, March 30, 2012	5,512	$34.00	3,499	$32.21

The Company recognized year-to-date share-based compensation of $2.9 million in 2012 and $2.7 million in 2011. As of March 30, 2012, there was $13.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011
Expected life in years	6.5	6.5
Interest rate	1.3%	2.8%
Volatility	36.6%	33.7%
Dividend yield	1.8%	2.0%
Weighted average fair value per share	$15.44	$13.21

Under the Company’s Employee Stock Purchase Plan, the Company issued 239,000 shares in 2012 and 313,000 shares in 2011. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011
Expected life in years	1.0	1.0
Interest rate	0.2%	0.3%
Volatility	40.6%	27.8%
Dividend yield	1.7%	2.1%
Weighted average fair value per share	$15.58	$10.05

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011
Pension Benefits
Service cost	$1,290	$1,233
Interest cost	3,231	3,370
Expected return on assets	(3,825)	(4,000)
Amortization and other	2,446	1,481

Net periodic benefit cost	$3,142	$2,084

Postretirement Medical
Service cost	$150	$125
Interest cost	263	325
Amortization	(37)	-

Net periodic benefit cost	$376	$450

5.	Components of accumulated other comprehensive income (loss) were (in thousands):

	Mar 30, 2012	Dec 30, 2011
Pension and postretirement medical liability adjustment	$(74,162)	$(75,658)
Cumulative translation adjustment	(823)	(823)

Total	$(74,985)	$(76,481)

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. Sales and operating earnings by segment for the thirteen weeks ended March 30, 2012 and April 1, 2011 were as follows (in thousands):

	Thirteen Weeks Ended
	Mar 30, 2012	Apr 1, 2011
Net Sales
Industrial	$134,103	$122,830
Contractor	71,986	70,205
Lubrication	28,033	24,644

Total	$234,122	$217,679

Operating Earnings
Industrial	$48,313	$45,025
Contractor	12,539	11,115
Lubrication	6,089	5,227
Unallocated corporate (expense)	(8,972)	(4,298)

Total	$57,969	$57,069

Unallocated corporate in 2012 includes $4 million of acquisition-related expenses.

Assets by segment were as follows (in thousands):

	Mar 30, 2012	Dec 30, 2011
Industrial	$308,666	$302,805
Contractor	156,411	146,556
Lubrication	89,717	91,137
Unallocated corporate	370,900	333,811

Total	$925,694	$874,309

7.	Major components of inventories were as follows (in thousands):

	Mar 30, 2012	Dec 30, 2011
Finished products and components	$57,221	$51,943
Products and components in various stages of completion	38,817	39,268
Raw materials and purchased components	54,734	54,561

	150,772	145,772
Reduction to LIFO cost	(40,701)	(40,425)

Total	$110,071	$105,347

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
March 30, 2012
Customer relationships	2 - 8	$40,925	$(32,323)	$(181)	$8,421
Patents, proprietary technology and product documentation	3 - 10	14,668	(11,051)	(87)	3,530
Trademarks, trade names and other	2 - 3	3,860	(3,401)	-	459

		59,453	(46,775)	(268)	12,410
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$62,633	$(46,775)	$(268)	$15,590

December 30, 2011
Customer relationships	2 - 8	$40,925	$(30,788)	$(181)	$9,956
Patents, proprietary technology and product documentation	3 - 10	14,668	(10,570)	(87)	4,011
Trademarks, trade names and other	2 - 3	6,140	(5,169)	-	971

		61,733	(46,527)	(268)	14,938
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$64,913	$(46,527)	$(268)	$18,118

Amortization of intangibles was $2.5 million in the first quarter of 2012. Estimated annual amortization expense is as follows: $9.0 million in 2012, $4.3 million in 2013, $0.9 million in 2014, $0.5 million in 2015 and $0.2 million in 2016.

9.	Components of other current liabilities were (in thousands):

	Mar 30, 2012	Dec 30, 2011
Accrued self-insurance retentions	$6,633	$6,563
Accrued warranty and service liabilities	6,758	6,709
Accrued trade promotions	2,735	5,852
Payable for employee stock purchases	1,374	6,607
Income taxes payable	18,087	2,689
Other	24,256	21,176

Total other current liabilities	$59,843	$49,596

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended Mar 30, 2012	Year Ended Dec 30 2011
Balance, beginning of year	$6,709	$6,862
Charged to expense	1,294	5,110
Margin on parts sales reversed	830	2,676
Reductions for claims settled	(2,075)	(7,939)

Balance, end of period	$6,758	$6,709

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of March 30, 2012, totaled $21 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	Mar 30, 2012	Dec 30, 2011
Gain (loss) on foreign currency forward contracts
Gains		$206	$218
Losses		(71)	(120)

Net	Accounts receivable	$135	$98

11.	In April 2011, the Company entered into a definitive agreement to purchase the finishing business operations of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. In May 2011, the Company entered into a credit agreement, providing for a $450 million unsecured revolving credit facility that would be available to the Company upon closing of the transaction. The transaction was completed on April 2, 2012, with funding provided by available cash balances and borrowings of $350 million under the new credit agreement. On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of the new $450 million credit agreement.

The new credit agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs. Loans denominated in U.S. Dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. Dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from 0% to 1%, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary, non-operating or non-cash charges and expenses), plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5%, or (iii) one-month LIBOR plus 1.5%. In general, LIBOR-based loans bear interest at LIBOR plus 1% to 2%, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.40 percent, depending on the Company’s cash flow leverage ratio.

In 2011, the Company entered into a note agreement and sold $300 million of unsecured notes with maturities ranging from 2018 to 2026. The notes have a carrying amount of $300 million and an estimated fair value of $330 million as of March 30, 2012. Estimated fair value is based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities. The notes are classified as level 2 within the fair value hierarchy.

The Company’s debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

12.	On April 2, 2012, the Company closed on its $650 million acquisition of the ITW finishing businesses. The acquired businesses had sales of $375 million in 2011 and will expand and complement the Company’s Industrial segment. The acquisition added Gema®, a global leader in powder coating technology, which represented approximately one-third of the purchased business. The remaining two-thirds is a collection of industrial liquid finishing businesses, which the United States Federal Trade Commission (“FTC”) has ordered to be held separate from Gema and other Graco businesses while the FTC investigates and considers a settlement proposal from Graco. In compliance with the FTC’s order, the industrial liquid finishing businesses will be run independently by existing management under the supervision of a trustee who reports directly to the FTC.

During the hold separate period, the Company will not have a controlling interest in the liquid finishing businesses. Consequently, the Company’s investment in those businesses will be recorded at cost and their financial results will not be consolidated with those of the Company. Income will be recognized based on dividends received from current earnings.

At the completion of its review, the FTC will issue a final decision and order that will identify the products, businesses and/or assets that Graco will be required to divest. The Company will have 180 days following the issuance of the final decision and order to complete such divestiture.

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

Results of Operations

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	Mar 30,	Apr 1,	%
	2012	2011	Change
Net Sales	$234.1	$217.7	8%
Net Earnings	$35.4	$37.3	(5)%
Diluted Net Earnings per Common Share	$0.58	$0.61	(5)%

All segments and geographic regions had revenue growth over last year. Net earnings were 5 percent lower than last year as higher expenses (product development, acquisition-related and interest) more than offset the favorable effects of higher sales and strong gross margins. Changes in currency translation rates did not have a significant effect on consolidated results for the quarter.

Consolidated Results

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	Mar 30,	Apr 1,
	2012	2011

Americas[1]	$126.0	$115.6
Europe[2]	54.7	53.3
Asia Pacific	53.4	48.8

Consolidated	$234.1	$217.7

1 North and South America, including the U.S.

2 Europe, Africa and Middle East

First quarter sales increased 8 percent, including increases of 9 percent in the Americas, 3 percent in Europe (6 percent at consistent translation rates) and 10 percent in Asia Pacific (8 percent at consistent translation rates).

Gross profit margin, expressed as a percentage of sales, was 56 percent, slightly lower than the first quarter last year. The unfavorable effect of higher material costs was partially offset by realized price increases and improved efficiencies.

Total operating expenses increased $7 million for the quarter, including $4 million related to the acquisition of ITW’s finishing businesses and a $2 million increase in product development expense (headcount and project expenses).

The effective income tax rate of 34 1/2 percent for the quarter is higher than the rate for the first quarter last year due to the expiration of the federal R&D credit.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended
	Mar 30,	Apr 1,
	2012	2011
Net sales (in millions)
Americas	$59.4	$52.9
Europe	36.8	34.4
Asia Pacific	37.9	35.5

Total	$134.1	$122.8

Operating earnings as a percentage of net sales	36%	37%

Industrial segment sales increased 9 percent, with increases of 12 percent in the Americas, 7 percent in Europe (10 percent at consistent translation rates) and 7 percent in Asia Pacific (6 percent at consistent translation rates).

Operating margins remained strong while the segment’s investments in product development and marketing continued.

Contractor

	Thirteen Weeks Ended
	Mar 30,	Apr 1,
	2012	2011
Net sales (in millions)
Americas	$46.3	$44.9
Europe	15.9	16.7
Asia Pacific	9.8	8.6

Total	$72.0	$70.2

Operating earnings as a percentage of net sales	17%	16%

Contractor segment sales increased 3 percent with gains of 3 percent in the Americas and 13 percent in Asia Pacific (11 percent at consistent translation rates). Sales were down 4 percent in Europe (down 1 percent at consistent translation rates) compared to the first quarter of 2011.

Operating margin improved as marketing spending was lower due to heavy product launch and promotion expenses in 2011 that were not repeated in 2012.

Lubrication

	Thirteen Weeks Ended
	Mar 30,	Apr 1,
	2012	2011
Net sales (in millions)
Americas	$20.3	$17.8
Europe	1.9	2.2
Asia Pacific	5.8	4.6

Total	$28.0	$24.6

Operating earnings as a percentage of net sales	22%	21%

Lubrication segment sales increased 14 percent, with increases of 14 percent in the Americas and 25 percent in Asia Pacific. Sales decreased 14 percent in Europe, on a relatively small base.

Higher volume and expense leveraging contributed to improvement in operating earnings as a percentage of sales.

Liquidity and Capital Resources

Net cash provided by operating activities was $23 million in 2012 and $14 million in 2011. Increases in receivables and inventories moderated compared to the first quarter of last year.

Since the end of 2011, inventories increased by $5 million to meet higher demand, and accounts receivable increased by $21 million due to higher sales levels.

At March 30, 2012, the Company had various lines of credit totaling $470 million, of which $462 million was unused.

In April 2011, the Company entered into a definitive agreement to purchase the finishing business operations of Illinois Tool Works Inc. (ITW) in a $650 million cash transaction. In May 2011, the Company entered into a credit agreement, providing for a $450 million unsecured revolving credit facility that would be available to the Company upon closing of the transaction. The transaction was completed on April 2, 2012, with funding provided by available cash balances and borrowings of $350 million under the new credit agreement. On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of the amendment to the new $450 million credit agreement.

The new credit agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs. Loans denominated in U.S. Dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. Dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from 0% to 1%, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary, non-operating or non-cash charges and expenses), plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5%, or

(iii) one-month LIBOR plus 1.5%. In general, LIBOR-based loans bear interest at LIBOR plus 1% to 2%, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.40 percent, depending on the Company’s cash flow leverage ratio. The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2012, including the needs of the finishing businesses acquired in April 2012.

Outlook

Management remains optimistic that the Company will achieve growth in all geographies and business segments for the full-year 2012, but cautions that the Western European economies and select construction markets are challenging. The demand environment in the Americas continues to be favorable, if not resilient. While the Company has noted some weakening of industrial project activity in the Asia Pacific region recently, management believes that growth will continue throughout 2012. Management will be watching worldwide order trends closely throughout the year and expects that product launches scheduled for the second half of 2012 will help to countervail softness.

SAFE HARBOR CAUTIONARY STATEMENT

A forward-looking statement is any statement made in this report and other reports that the Company files periodically with the Securities and Exchange Commission, as well as in press or earnings releases, analyst briefings, conference calls and the Company’s Overview report to shareholders, which reflects the Company’s current thinking on market trends and the Company’s future financial performance at the time they are made. All forecasts and projections are forward-looking statements. The Company undertakes no obligation to update these statements in light of new information or future events.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. In addition, risk factors related to the Company’s acquisition of the ITW finishing businesses include: to what extent or when the required regulatory approvals will be obtained, whether and when the Company will be able to realize the expected financial results and accretive effect of the transaction, how customers, competitors, suppliers and employees will react to the transaction, economic changes in global markets, the extent of the acquired businesses required to be divested, whether the Company will be able to find a suitable purchaser(s) and structure the divestiture on acceptable terms, and whether the Company will be able to complete a divestiture in a time frame that is satisfactory to the Federal Trade Commission. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2011 and Item 1A of this Quarterly Report on Form 10-Q for a more comprehensive discussion of these and other risk factors.

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

There have been no material changes related to market risk from the disclosures made in the Company’s 2011 Annual Report on Form 10-K.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2011 Annual Report on Form 10-K, except for changes in the status of the previously proposed (now completed) acquisition, as described below:

Acquisition - Our acquisition of the finishing business operations of Illinois Tool Works Inc. is subject to regulatory approvals and the expected benefits from the acquisition may not be fully realized.

On April 2, 2012, the Company closed on its $650 million acquisition of the Illinois Tool Works Inc. (ITW) finishing businesses. The acquisition added Gema®, a global leader in powder coating technology, which represented approximately one-third of the purchase. The remaining two-thirds of the acquisition is a collection of industrial liquid finishing businesses, which the United States Federal Trade Commission (“FTC”) has ordered to be held separate from Gema and other Graco businesses while the FTC investigates and considers a settlement proposal from Graco. In compliance with the FTC’s order, the industrial liquid finishing businesses will be run independently by existing management under the supervision of a trustee who reports directly to the FTC.

At the completion of its review, the FTC will issue a final decision and order that will identify the products, businesses and/or assets that Graco will be required to divest. The Company will have 180 days following the issuance of the final decision and order to complete such divestiture.

We cannot predict to what extent or when the required regulatory approvals will be obtained. Additional risk factors include: the extent of the acquired businesses required to be divested, whether the Company will be able to find a suitable purchaser(s) and structure the divestiture on acceptable terms, and whether the Company will be able to complete a divestiture in a time frame that is satisfactory to the FTC.

Significant changes to our financial condition as a result of global economic changes or difficulties in the integration or addition of the newly acquired businesses, including how customers, competitors, suppliers and employees react to the transaction, may affect our ability to obtain the expected benefits from the transaction or to satisfy the financial covenants included in the terms of the financing arrangements.

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

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Dec 31, 2011 – Jan 27, 2012	-		-	3,990,978

Jan 28, 2012 – Feb 24, 2012	5,166	48.85	-	3,990,978

Feb 25, 2012 – Mar 30, 2012	368	52.18	-	3,990,978

Item 5.	Other Information

On March 27, 2012, the company’s $250 million credit agreement was terminated in connection with the execution of the amendment to the new $450 million credit agreement.

Item 6.    Exhibits

2.1	First Amendment to Asset Purchase Agreement dated as of April 2, 2012 by and among Graco Inc., Graco Holdings Inc., Graco Minnesota Inc., Finishing Brands Holdings Inc., Illinois Tool Works Inc. and ITW Finishing LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 2, 2012.)

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

3.3	Form of Articles of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on February 16, 2010.)

4.1	Rights Agreement, dated as of February 12, 2010, between the Company and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated February 16, 2010.)

10.1	Form of Amendment to Executive Officer and Non-Employee Director Stock Options to Permit Net Exercises, as adopted by the Board of Directors February 17, 2012.

10.2	Stock Option Agreement. Amended form of agreement used for award in 2012 of stock options to chief executive officer under the Graco Inc. 2010 Stock Incentive Plan.

10.3	Stock Option Agreement. Amended form of agreement used for award in 2012 of stock options to executive officers under the Graco Inc. 2010 Stock Incentive Plan.

10.4	Stock Option Agreement. Amended form of agreement used for award in 2012 of stock options to non-employee directors under the Graco Inc. 2010 Stock Incentive Plan.

10.5	Second Amendment to Revolving Credit Agreement and Waiver, dated as of February 15, 2012, by and among Graco Inc., the Banks signatory thereto and U.S. Bank National Association, as Agent for the Banks.

10.6	First Amendment to Credit Agreement dated March 27, 2012, by and among Graco Inc., the Banks signatory thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 2, 2012.)

10.7	Amendment and Restatement No. 1 to Note Agreement dated March 27, 2012 between Graco Inc. and the Noteholders. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.)

10.8	Agreement between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 27, 2012.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release, Reporting First Quarter Earnings, dated April 25, 2012.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 25, 2012	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2012	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2012	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)