Form 10-Q
period 2012-06-29
GRACO INC
filed 2012-07-26
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 29, 2012

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

Large Accelerated Filer	X	Accelerated Filer
Non-accelerated Filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                        No        X

60,517,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 18, 2012.

Item 1.	PART I

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net Sales	$268,184	$234,663	$502,306	$452,342
Cost of products sold	128,654	102,217	230,597	195,499

Gross Profit	139,530	132,446	271,709	256,843
Product development	12,502	10,354	24,140	20,285
Selling, marketing and distribution	42,547	39,582	80,573	77,065
General and administrative	32,006	24,255	56,552	44,169

Operating Earnings	52,475	58,255	110,444	115,324
Interest expense	5,359	1,732	9,048	2,348
Other expense (income), net	(3,236)	324	(2,937)	324

Earnings Before Income Taxes	50,352	56,199	104,333	112,652
Income taxes	16,000	18,100	34,600	37,300

Net Earnings	$34,352	$38,099	$69,733	$75,352

Per Common Share
Basic net earnings	$0.57	$0.63	$1.16	$1.25
Diluted net earnings	$0.56	$0.61	$1.13	$1.22
Cash dividends declared	$0.23	$0.21	$0.45	$0.42

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net Earnings	$34,352	$38,099	$69,733	$75,352
Other comprehensive income (loss)
Cumulative translation adjustment	(9,458)	-	(9,458)	-
Pension and postretirement medical liability adjustment	2,470	1,429	4,809	2,792
Gain (loss) on interest rate hedge contracts	-	-	-	454
Income taxes	(888)	(537)	(1,731)	(1,203)

Other comprehensive income (loss)	(7,876)	892	(6,380)	2,043

Comprehensive Income	$26,476	$38,991	$63,353	$77,395

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 29, 2012	Dec 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$23,088	$303,150
Accounts receivable, less allowances of $5,900 and $5,500	192,614	150,912
Inventories	124,428	105,347
Deferred income taxes	20,290	17,674
Investment in businesses held separate	426,813	-
Other current assets	6,694	5,887

Total current assets	793,927	582,970

Property, Plant and Equipment
Cost	383,315	358,235
Accumulated depreciation	(229,046)	(219,987)

Property, plant and equipment, net	154,269	138,248

Goodwill	167,316	93,400
Other Intangible Assets, net	156,634	18,118
Deferred Income Taxes	33,293	29,752
Other Assets	14,282	11,821

Total Assets	$1,319,721	$874,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,336	$8,658
Trade accounts payable	31,730	27,402
Salaries and incentives	25,905	32,181
Dividends payable	13,634	13,445
Other current liabilities	76,314	49,596

Total current liabilities	153,919	131,282

Long-term Debt	627,180	300,000
Retirement Benefits and Deferred Compensation	130,059	120,287
Deferred Income Taxes	17,175	-

Shareholders’ Equity
Common stock	60,514	59,747
Additional paid-in-capital	274,011	242,007
Retained earnings	139,724	97,467
Accumulated other comprehensive income (loss)	(82,861)	(76,481)

Total shareholders’ equity	391,388	322,740

Total Liabilities and Shareholders’ Equity	$1,319,721	$874,309

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011
Cash Flows From Operating Activities
Net Earnings	$69,733	$75,352
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	18,381	17,542
Deferred income taxes	(8,074)	(4,223)
Share-based compensation	6,936	6,287
Excess tax benefit related to share-based payment arrangements	(2,000)	(1,700)
Change in
Accounts receivable	(25,312)	(32,590)
Inventories	1,794	(21,446)
Trade accounts payable	2,146	7,642
Salaries and incentives	(11,832)	(11,633)
Retirement benefits and deferred compensation	7,296	4,040
Other accrued liabilities	4,527	62
Other	1,072	4,558

Net cash provided by operating activities	64,667	43,891

Cash Flows From Investing Activities
Property, plant and equipment additions	(10,177)	(9,999)
Proceeds from sale of property, plant and equipment	96	188
Acquisition of businesses, net of cash acquired	(227,323)	(2,139)
Investment in businesses held separate	(426,813)	-
Capitalized software and other intangible asset additions	(1,879)	(485)

Net cash used in investing activities	(666,096)	(12,435)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	8,292	13,550
Payments on short-term lines of credit	(10,539)	(8,328)
Borrowings on long-term notes and line of credit	452,695	252,175
Payments on long-term line of credit	(125,515)	(172,430)
Payments of debt issuance costs	(1,921)	(1,131)
Excess tax benefit related to share-based payment arrangements	2,000	1,700
Common stock issued	23,386	18,705
Common stock repurchased	(272)	-
Cash dividends paid	(27,043)	(25,342)

Net cash provided by (used in) financing activities	321,083	78,899

Effect of exchange rate changes on cash	284	(679)

Net increase (decrease) in cash and cash equivalents	(280,062)	109,676
Cash and cash equivalents
Beginning of year	303,150	9,591

End of period	$23,088	$119,267

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 29, 2012 and the related statements of earnings for the thirteen and twenty-six weeks ended June 29, 2012 and July 1, 2011, and cash flows for the twenty-six weeks ended June 29, 2012 and July 1, 2011 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of June 29, 2012, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net earnings available to common shareholders	$34,352	$38,099	$69,733	$75,352

Weighted average shares outstanding for basic earnings per share	60,484	60,721	60,268	60,496

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,319	1,349	1,303	1,219

Weighted average shares outstanding for diluted earnings per share	61,803	62,070	61,571	61,715

Basic earnings per share	$0.57	$0.63	$1.16	$1.25

Diluted earnings per share	$0.56	$0.61	$1.13	$1.22

Stock options to purchase 572,000 and 438,000 shares were not included in the 2012 and 2011 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 29, 2012 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 30, 2011	5,478	$32.12	3,211	$32.27
Granted	543	50.34
Exercised	(530)	28.43
Canceled	(36)	34.47

Outstanding, June 29, 2012	5,455	$34.28	3,464	$32.32

The Company recognized year-to-date share-based compensation of $6.9 million in 2012 and $6.3 million in 2011. As of June 29, 2012, there was $11.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011
Expected life in years	6.5	6.5
Interest rate	1.3%	2.8%
Volatility	36.6%	33.7%
Dividend yield	1.8%	2.0%
Weighted average fair value per share	$15.62	$13.35

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

	Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011
Expected life in years	1.0	1.0
Interest rate	0.2%	0.3%
Volatility	40.6%	27.8%
Dividend yield	1.7%	2.1%
Weighted average fair value per share	$15.58	$10.05

In May 2012, the Company granted 6,000 Restricted Share Units to a key employee that will vest on the third anniversary of the date of grant. The market value of the units at the date of grant will be charged to operations over the vesting period. The expense related to this arrangement is not significant.

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Pension Benefits
Service cost	$1,724	$1,232	$3,014	$2,465
Interest cost	3,567	3,370	6,798	6,740
Expected return on assets	(3,859)	(4,000)	(7,684)	(8,000)
Amortization and other	3,049	1,465	5,495	2,946

Net periodic benefit cost	$4,481	$2,067	$7,623	$4,151

Postretirement Medical
Service cost	$125	$125	$275	$250
Interest cost	237	325	500	650
Amortization	(38)	-	(75)	-

Net periodic benefit cost	$324	$450	$700	$900

5.	Components of accumulated other comprehensive income (loss) were (in thousands):

	June 29, 2012	Dec 30, 2011
Pension and postretirement medical liability adjustment	$(72,580)	$(75,658)
Cumulative translation adjustment	(10,281)	(823)

Total	$(82,861)	$(76,481)

The functional currency of certain subsidiaries related to the Powder Finishing business, acquired in April 2012, is the local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income.

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. Sales and operating earnings by segment for the twenty-six weeks ended June 29, 2012 and July 1, 2011 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net Sales
Industrial	$158,220	$129,304	$292,323	$252,134
Contractor	82,106	80,702	154,092	150,907
Lubrication	27,858	24,657	55,891	49,301

Total	$268,184	$234,663	$502,306	$452,342

Operating Earnings
Industrial	$43,171	$45,339	$91,484	$90,364
Contractor	17,965	16,424	30,504	27,539
Lubrication	5,543	4,045	11,632	9,272
Unallocated corporate (expense)	(14,204)	(7,553)	(23,176)	(11,851)

Total	$52,475	$58,255	$110,444	$115,324

Unallocated corporate includes acquisition-related expenses of $7 million for the quarter and $11 million year-to-date in 2012 and $3 million for both the quarter and year-to-date in 2011.

Assets by segment were as follows (in thousands):

	June 29, 2012	Dec 30, 2011

Industrial	$566,755	$302,805
Contractor	158,070	146,556
Lubrication	87,463	91,137
Unallocated corporate	507,433	333,811

Total	$1,319,721	$874,309

Unallocated corporate in 2012 includes $427 million of investment in businesses held separate (see note 12).

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net Sales (based on customer location)
United States	$116,454	$104,056	$220,622	$200,815
Other countries	151,730	130,607	281,684	251,527

Total	$268,184	$234,663	$502,306	$452,342

	June 29, 2012	Dec 30, 2011
Long-lived assets
United States	$122,059	$120,119
Other countries	32,210	18,129

Total	$154,269	$138,248

7.	Major components of inventories were as follows (in thousands):

	June 29, 2012	Dec 30, 2011

Finished products and components	$57,781	$51,943
Products and components in various stages of completion	41,333	39,268
Raw materials and purchased components	65,754	54,561

	164,868	145,772
Reduction to LIFO cost	(40,440)	(40,425)

Total	$124,428	$105,347

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 29, 2012
Customer relationships	2 - 14	$144,425	$(35,609)	$(5,331)	$103,485
Patents, proprietary technology and product documentation	3 - 11	24,268	(11,751)	(85)	12,432
Trademarks, trade names and other	2 - 3	3,860	(3,723)	-	137

		172,553	(51,083)	(5,416)	116,054
Not Subject to Amortization:
Brand names		40,580	-	-	40,580

Total		$213,133	$(51,083)	$(5,416)	$156,634

December 30, 2011
Customer relationships	2 - 8	$40,925	$(30,788)	$(181)	$9,956
Patents, proprietary technology and product documentation	3 - 10	14,668	(10,570)	(87)	4,011
Trademarks, trade names and other	2 - 3	6,140	(5,169)	-	971

		61,733	(46,527)	(268)	14,938
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$64,913	$(46,527)	$(268)	$18,118

Amortization of intangibles was $4.3 million in the second quarter of 2012 and $6.8 million year-to-date. Estimated annual amortization expense is as follows: $14.9 million in 2012, $12.2 million in 2013, $8.8 million in 2014, $8.4 million in 2015 and $8.1 million in 2016 and $70.5 million thereafter.

Changes in the carrying amount of goodwill in 2012 were as follows (in thousands):

Beginning balance	$93,400
Additions from business acquisitions	78,080
Foreign currency translation	(4,164)

Ending balance	$167,316

See Note 12 for information on the business acquisition that added goodwill and other identifiable intangible assets to the Industrial segment in 2012. The estimated fair values of the assets acquired and liabilities assumed in the acquisition are based on the preliminary results of an independent appraisal, and could be subject to change upon finalization.

9.	Components of other current liabilities were (in thousands):

	June 29, 2012	Dec 30, 2011

Accrued self-insurance retentions	$7,103	$6,563
Accrued warranty and service liabilities	7,850	6,709
Accrued trade promotions	3,640	5,852
Payable for employee stock purchases	3,417	6,607
Customer advances and deferred revenue	12,374	280
Income taxes payable	5,786	2,689
Other	36,144	20,896

Total other current liabilities	$76,314	$49,596

Increases in customer advances and deferred revenue and in other are related to business acquisitions (see note 12).

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended June 29, 2012	Year Ended Dec 30, 2011

Balance, beginning of year	$6,709	$6,862
Assumed in business acquisition	1,121	-
Charged to expense	2,927	5,110
Margin on parts sales reversed	1,413	2,676
Reductions for claims settled	(4,320)	(7,939)

Balance, end of period	$7,850	$6,709

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of June 29, 2012 totaled $26 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	June 29, 2012	Dec 30, 2011
Gain (loss) on foreign currency forward contracts
Gains		$201	$218
Losses		(234)	(120)

Net	Other current liabilities	$(33)

	Accounts receivable		$98

11.	On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of an amendment to a new unsecured revolving credit agreement. The new credit agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Loans denominated in U.S. Dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. Dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from 0% to 1%, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary, non-operating or non-cash charges and expenses), plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5% or (iii) one-month LIBOR plus 1.5%. In general, LIBOR-based loans bear interest at LIBOR plus 1% to 2%, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.40 percent, depending on the Company’s cash flow leverage ratio.

In 2011, the Company entered into a note agreement and sold $300 million of unsecured notes with maturities ranging from 2018 to 2026. The notes have a carrying amount of $300 million and an estimated fair value of $330 million as of June 29, 2012. The Company uses significant other observable inputs to estimate fair value based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

The Company’s debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

12.	On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (the “ITW Finishing Group”), first announced in April 2011. The acquisition includes powder and liquid finishing equipment operations, technologies and brands. In powder finishing, Graco acquired the Gema® businesses (the “Powder Finishing” business). Gema is a global leader in powder coating technology, a market in which Graco had no previous product offerings, with global manufacturing and distribution capabilities. Results of the Powder Finishing business, including sales of $31 million and net operating loss of $0.2 million, have been included in the Industrial segment since the date of acquisition. In liquid finishing, Graco acquired the Binks® spray finishing equipment businesses, DeVilbiss® spray guns and accessories businesses, Ransburg® electrostatic equipment and accessories businesses, and BGK curing technology businesses (collectively known as the “Liquid Finishing” business or the “Hold Separate” business).

Sales of the ITW Finishing Group were $375 million in 2011, of which Powder Finishing contributed approximately one-third and Liquid Finishing contributed two-thirds. Acquisition-related expenses of $8 million in 2011 and $11 million in 2012 year-to-date are included in general and administrative expense in the Company’s consolidated statements of earnings.

In December 2011, the United States Federal Trade Commission (“FTC”) filed a formal complaint to challenge the proposed acquisition on the grounds that the addition of the Liquid Finishing business to Graco would be anti-competitive, a position which Graco denied. In March 2012, the FTC issued an order (the “Hold Separate Order”) that allowed the acquisition to proceed to closing on April 2, 2012, subject to certain conditions, while it evaluated a settlement proposal from Graco. Pursuant to the Hold Separate Order, the Liquid Finishing business was to be held separate from the rest of Graco’s businesses until the FTC determined which portions, if any, of the Liquid Finishing business Graco must divest.

In May 2012, the FTC issued a proposed decision and order (the “Decision and Order”), subject to a 30-day comment period, which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final Decision and Order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing business and identify potential buyers. While it seeks a buyer, Graco must continue to hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive. In accordance with the Hold Separate Order, the Liquid Finishing business is managed independently by experienced Liquid Finishing business managers, under the supervision of a trustee appointed by the FTC, who reports directly to the FTC.

The Hold Separate Order requires the Company to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing business, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing business generates funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition.

As a result of the Hold Separate Order, we do not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, we have determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Under terms of the Hold Separate Order, the Company does not have a controlling interest in the Liquid Finishing business, nor is it able to exert significant influence over the Liquid Finishing business. Consequently, the Company’s investment in the shares of the Liquid Finishing business, totaling $427 million, has been reflected as a cost-method investment on our Consolidated Balance Sheet as of June 29, 2012, and its results of operations have not been consolidated with those of the Company. The Company’s maximum exposure to loss as a result of its involvement with the Liquid Finishing business would include the entirety of its investment of $427 million and reimbursement of losses of the operations of the Liquid Finishing business in accordance with the Hold Separate Order, which cannot be quantified. For the quarter ended June 29, 2012, the operating earnings of the Liquid Finishing business were $13 million and no additional financial resources were required to be funded by the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $4 million received in the second quarter ended June 29, 2012 are included in other expense (income) on the Consolidated Statements of Earnings for the quarter ended June 29, 2012. The Company will evaluate its cost-method investment for other-than-temporary impairment at each reporting period. As of June 29, 2012, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Sales and operating earnings of the Liquid Finishing business were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net Sales	$66,608	$63,556	$133,758	$122,850
Operating Earnings	12,801	12,909	24,384	22,887

The Company transferred cash purchase consideration of $660 million to the seller on April 2, 2012. In July 2012, the Company transferred additional cash purchase consideration of $8 million, representing the difference between cash balances acquired and the amount estimated at the time of closing. Total purchase consideration was allocated to assets acquired and liabilities assumed based on preliminary estimated fair values as follows (in thousands):

Cash and cash equivalents	$6,007
Accounts receivable	17,835
Inventories	21,733
Other current assets	2,534
Property, plant and equipment	18,359
Other non-current assets	50
Identifiable intangible assets	150,500
Goodwill	78,080

Total assets acquired	295,098
Current liabilities assumed	(27,434)
Non-current liabilities assumed	(7,942)
Deferred income taxes	(18,171)

Net assets acquired, Powder Finishing	241,551
Investment in businesses held separate	426,813

Total purchase consideration	$668,364

The estimated fair values of the assets acquired and liabilities assumed are based on the preliminary results of an independent appraisal, and could be subject to change upon finalization.

Identifiable intangible assets and estimated useful life are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$103,500	14
Developed technology	9,600	11
Trade names	37,400	Indefinite

Total identifiable intangible assets	$150,500

The following pro forma information reflects the combined results of Graco and Powder Finishing operations as if the acquisition had occurred at the beginning of 2011 (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net Sales	$268,184	$266,949	$535,300	$516,124
Operating Earnings	66,896	65,296	133,203	118,901
Net Earnings	39,726	40,793	80,074	73,002
Basic earnings per share	0.66	0.67	1.33	1.21
Diluted earnings per share	0.64	0.66	1.30	1.18

Additional depreciation and amortization of $2 million per quarter are reflected in the pro forma results as if the acquisition of Powder Finishing had occurred at the beginning of 2011. Non-recurring acquisition expenses of $7 million for the second quarter and $11 million year-to-date were eliminated from the 2012 pro forma results, and $3 million were eliminated from pro forma results for the quarter and year-to-date 2011. Purchase accounting effects of $7 million related to inventory were removed from the second quarter and year-to-date 2012 and reflected in 2011.

To the extent that the Liquid Finishing business generates funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. Net earnings of the Liquid Finishing business, from which dividends could have been paid, subject to funds availability, were $7 million and $15 million for the quarter and year-to-date, respectively, in 2012, and $8 million and $15 million for the quarter and year-to-date, respectively, in 2011. For pro forma purposes, dividend income from Liquid Finishing of $4 million was eliminated from other income in the second quarter of 2012.

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

Acquisition

On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (the “Finishing Brands” acquisition), first announced in April 2011. The acquisition includes powder (“Powder Finishing”) and liquid (“Liquid Finishing”) equipment operations, technologies and brands. In Powder Finishing, Graco acquired the Gema® businesses. Gema is a global leader in powder coating technology, a market in which Graco had no previous product offerings. Results of the Powder Finishing business have been included in the Industrial segment since the date of acquisition. In Liquid Finishing, Graco acquired the Binks® spray finishing equipment businesses, DeVilbiss® spray guns and accessories businesses, Ransburg® electrostatic equipment and accessories businesses, and BGK curing technology.

In December 2011, the United States Federal Trade Commission (“FTC”) filed a formal complaint to challenge the proposed acquisition on the grounds that the addition of the Liquid Finishing business to Graco would be anti-competitive, a position which Graco denied. In March 2012, the FTC issued an order (the “Hold Separate Order”) that allowed the acquisition to proceed to closing on April 2, 2012, subject to certain conditions while it evaluated a settlement proposal from Graco. Pursuant to the Hold Separate Order, the Liquid Finishing business was to be held separate from the rest of Graco’s businesses until the FTC determined which portions, if any, of the Liquid Finishing business Graco must divest.

In May 2012, the FTC issued a proposed decision and order (the “Decision and Order”), subject to a 30-day comment period, which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final Decision and Order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing business and identify potential buyers. While it seeks a buyer, Graco must continue to hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive. In accordance with the Hold Separate Order, the Liquid Finishing business is managed independently by experienced Liquid Finishing business managers, under the supervision of a trustee appointed by the FTC, who reports directly to the FTC.

As a result of the Hold Separate Order, we have determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Under terms of the Hold Separate Order, the Company does not have a controlling interest in the Liquid Finishing business, nor is it able to exert significant influence over the Liquid Finishing business. Consequently, the Company’s investment in the shares of the Liquid Finishing business has been reflected as a cost-method investment on our Consolidated Balance Sheet as of June 29, 2012, and its results of operations have not been consolidated with those of the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $4 million received in the second quarter ended June 29, 2012 are included in other expense (income) on the Consolidated Statements of Earnings for the quarter ended June 29, 2012. The Company will evaluate its cost-method investment for other-than-temporary impairment at each reporting period. As of June 29, 2012, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	% Change	June 29, 2012	July 1, 2011	% Change

Net Sales	$268.2	$234.7	14%	$502.3	$452.3	11%
Net Earnings	$34.4	$38.1	(10)%	$69.7	$75.4	(7)%
Diluted Net Earnings per Common Share	$0.56	$0.61	(8)%	$1.13	$1.22	(7)%

The completion of the Finishing Brands acquisition and changes in currency translation rates had significant impacts on the quarter and year-to-date financial results.

Powder Finishing contributed $31 million of sales, accounting for most of the increase for the quarter. Year-to-date sales were up 11 percent from last year, with 7 percentage points of the growth from the addition of Powder Finishing. Costs and expenses related to the acquisition led to lower operating earnings compared to last year.

Changes in currency translation rates decreased sales by approximately $7 million for the quarter and $8 million year-to-date, and decreased net earnings by approximately $3 million for both the quarter and year-to-date.

The following table presents components of changes in sales:

Quarter
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Total
Volume and Price	1%	4%	15%	7%	(1) %	(2) %	3%
Acquisitions	24%	- %	- %	5%	30%	18%	14%
Currency	(3) %	(2) %	(2) %	- %	(10) %	(2) %	(3) %

Total	22%	2%	13%	12%	19%	14%	14%

Year-to-Date
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Total
Volume and Price	5%	4%	14%	8%	3%	3%	6%
Acquisitions	13%	- %	- %	3%	15%	9%	7%
Currency	(2) %	(2) %	(1) %	(1) %	(7) %	- %	(2) %

Total	16%	2%	13%	10%	11%	12%	11%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Americas[1]	$140.6	$125.7	$266.6	$241.3
Europe[2]	69.4	58.0	124.1	111.3
Asia Pacific	58.2	51.0	111.6	99.7

Consolidated	$268.2	$234.7	$502.3	$452.3

1 North and South America, including the U.S.

2 Europe, Africa and Middle East

Sales included $31 million from the Powder Finishing operations acquired at the beginning of April, including $6 million in the Americas, $16 million in Europe and $9 million in Asia Pacific. Sales growth at consistent translation rates and before acquisitions was 7 percent for the quarter in the Americas and down slightly in Europe and Asia Pacific. On the same basis, sales growth was 8 percent year-to-date in the Americas and 3 percent in both Europe and Asia Pacific.

Gross profit margin, expressed as a percentage of sales, was 52 percent for the quarter and 54 percent year-to-date, down 4 percentage points from the second quarter last year and 3 percentage points lower than last year-to-date. Non-recurring purchase accounting effects totaling $7 million related to inventory reduced the margin rate by approximately 3 percentage points for the quarter and 1 1/2 points year-to-date. Unfavorable currency translation effects reduced the margin rate by approximately 1 percentage point for both the quarter and year-to-date.

Total operating expenses increased $13 million for the quarter and $20 million year-to-date. Powder Finishing operations accounted for $8 million of the quarter and year-to-date increases.

Acquisition expenses accounted for another $5 million of the increase for the quarter and $9 million of the year-to-date increase.

Interest expense increased $4 million for the quarter and $7 million year-to-date due to higher borrowing levels. Other expense (income) includes $4 million of dividends received from the Liquid Finishing business that is required to be held separate from the Company’s other businesses and accounted for as a cost-method investment.

The effective income tax rates of 32 percent for the quarter and 33 percent for the year-to-date are consistent with the comparable periods last year. This year’s rate is reduced by the effect of the investment income from the Liquid Finishing business held separate. Last year’s rate was reduced by the effect of the federal R&D credit that is not available in 2012.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net sales (in millions)
Americas	$65.6	$55.9	$125.0	$108.8
Europe	49.9	36.1	86.7	70.5
Asia Pacific	42.7	37.3	80.6	72.8

Total	$158.2	$129.3	$292.3	$252.1

Operating earnings as a percentage of net sales	27%	35%	31%	36%

Industrial segment sales increased 22 percent for the quarter and 16 percent year-to-date, mostly from the addition of Powder Finishing operations. Without Powder Finishing, sales for the quarter increased 6 percent in the Americas, decreased 6 percent in Europe (1 percent increase at consistent translation rates) and decreased 9 percent in Asia Pacific. On the same basis, year-to-date sales increased 9 percent in the Americas, were flat in Europe (6 percent increase at consistent translation rates) and decreased 1 percent in Asia Pacific. Purchase accounting effects related to inventory reduced the operating margin for the quarter by approximately 4 percentage points. Intangibles amortization charges and changes in currency translation also adversely affected operating earnings in the Industrial segment.

Contractor

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net sales (in millions)
Americas	$54.6	$52.5	$100.8	$97.4
Europe	17.2	19.6	33.2	36.3
Asia Pacific	10.3	8.6	20.1	17.2

Total	$82.1	$80.7	$154.1	$150.9

Operating earnings as a percentage of net sales	22%	20%	20%	18%

Contractor segment sales increased 2 percent for both the quarter and year-to-date, with gains for the quarter of 4 percent in the Americas and 21 percent in Asia Pacific. Contractor sales for the quarter were down 12 percent in Europe (5 percent at consistent translation rates) compared to the second quarter last year. Year-to-date sales increased 3 percent in the Americas, decreased 9 percent in Europe (3 percent at consistent translation rates) and increased 17 percent in Asia Pacific. Product display and store set costs incurred in 2011 were not repeated in 2012, leading to reduced selling, marketing and distribution expenses and improved operating earnings in this segment.

Lubrication

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net sales (in millions)
Americas	$20.5	$17.2	$40.8	$35.0
Europe	2.3	2.3	4.2	4.5
Asia Pacific	5.1	5.2	10.9	9.8

Total	$27.9	$24.7	$55.9	$49.3

Operating earnings as a percentage of net sales	20%	16%	21%	19%

Lubrication segment sales increased 13 percent for both the quarter and year-to-date, with 19 percent growth for the quarter in the Americas. Sales for the quarter were flat in Europe (6 percent increase at consistent translation rates) and in Asia Pacific. Year-to-date, sales increased 16 percent in the Americas, decreased 7 percent in Europe (3 percent at consistent translation rates) and increased 12 percent in Asia Pacific. Higher volume and leveraging of expenses led to improved operating earnings in the Lubrication segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $65 million in 2012 and $44 million in 2011. Inventory levels stabilized in the first half of 2012 after increasing in 2011. Increases in receivables moderated compared to the first half of last year.

On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of a new unsecured revolving credit agreement. The new credit agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Loans denominated in U.S. Dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. Dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from 0% to 1%, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary, non-operating or non-cash charges and expenses), plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5% or (iii) one-month LIBOR plus 1.5%. In general, LIBOR-based loans bear interest at LIBOR plus 1% to 2%, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.40 percent, depending on the Company’s cash flow leverage ratio.

The agreement requires the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

On April 2, 2012, the Company paid $660 million to complete the Finishing Brands acquisition, using available cash and $350 million of borrowings on the new credit agreement. In July 2012, the Company made an additional payment of $8 million, representing the difference between cash balances acquired and the amount estimated at the time of closing. Assets acquired in the acquisition included $18 million of cash, of which $6 million was available to Powder Finishing operations.

Under terms of the FTC’s Hold Separate Order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing business, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing business generates funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. In the second quarter, the Company received $4 million of dividends from current earnings of the Liquid Finishing business.

While the FTC has not yet issued a final Decision and Order requiring the Company to divest the Liquid Finishing business, the Company has retained the services of an investment bank to help it market the business and identify potential buyers. The Company believes its investment in the Liquid Finishing business, carried at a cost of $427 million, is not impaired.

At June 29, 2012, the Company had various lines of credit totaling $469 million, of which $137 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2012, including the needs of the Powder Finishing and Liquid Finishing businesses acquired in April 2012.

Outlook

Management is optimistic that all business segments will show organic growth in the second half of 2012 on a constant currency basis, despite headwinds from Western Europe, China and India. The demand environment in the Americas is expected to remain favorable in all business segments in the second half. In Europe, continued unfavorable currency translation rates may drive year-over-year growth rates into negative territory. Growth in the developing economies of Asia Pacific, along with continued demand for Contractor and Lubrication products in the region, is expected to more than offset continued softness in industrial project activity in China. Management remains focused on executing core strategies to deliver long-term shareholder returns.

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

On April 2, 2012, the Company closed on its $650 million acquisition of the Illinois Tool Works Inc. finishing businesses. The acquisition added Gema®, a global leader in powder coating technology, which represented approximately one-third of the purchase. The remaining two-thirds of the acquisition is a collection of industrial liquid finishing businesses, which the United States Federal Trade Commission (“FTC”) has ordered to be held separate from Gema and other Graco businesses while the FTC investigates and considers a settlement proposal from Graco. In compliance with the FTC’s order, the industrial liquid finishing businesses are being run independently by existing management under the supervision of a trustee who reports directly to the FTC.

In May 2012, the FTC issued a proposed decision and order (the “Decision and Order”), subject to a 30-day comment period, which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final Decision and Order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing business and identify potential buyers. While it seeks a buyer, Graco must continue to hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive.

The Hold Separate Order requires the Company to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing business, including general funds, capital, working capital and reimbursement of losses.

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

No shares were purchased in the second quarter of 2012. As of June 29, 2012, there were 3,990,978 shares that may yet be purchased under the Board authorization.

Item 6.   Exhibits

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

3.3	Articles of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed February 16, 2010.)

4.1	Rights Agreement, dated as of February 12, 2010, between the Company and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed February 16, 2010.)

10.1	Amendment No. 2 dated as of April 2, 2012 to Pledge Agreement dated as of May 23, 2011.

10.2	Amendment No. 3 dated as of April 13, 2012 to Pledge Agreement dated as of May 23, 2011.

10.3	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 7, 2012.)

10.4	Agreement Containing Consent Orders. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 6, 2012.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.
Date:	July 26, 2012	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2012	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2012	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)