Form 10-Q
period 2012-09-28
GRACO INC
filed 2012-10-24
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 28, 2012

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

Large Accelerated Filer	X	Accelerated Filer
Non-accelerated Filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

60,673,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 18, 2012.

Item 1.	PART I

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011

Net Sales	$256,472	$227,347	$758,778	$679,689
Cost of products sold	116,539	100,998	347,136	296,497

Gross Profit	139,933	126,349	411,642	383,192
Product development	12,485	10,423	36,625	30,708
Selling, marketing and distribution	41,230	36,673	121,803	113,738
General and administrative	29,887	22,451	86,439	66,620

Operating Earnings	56,331	56,802	166,775	172,126
Interest expense	5,233	3,125	14,281	5,473
Other expense (income), net	(3,233)	325	(6,170)	649

Earnings Before Income Taxes	54,331	53,352	158,664	166,004
Income taxes	17,200	16,800	51,800	54,100

Net Earnings	$37,131	$36,552	$106,864	$111,904

Per Common Share
Basic net earnings	$0.61	$0.60	$1.77	$1.85
Diluted net earnings	$0.60	$0.60	$1.73	$1.82
Cash dividends declared	$0.23	$0.21	$0.68	$0.63

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011

Net Earnings	$37,131	$36,552	$106,864	$111,904
Other comprehensive income (loss)
Cumulative translation adjustment	3,440	-	(6,018)	-
Pension and postretirement medical liability adjustment	2,394	1,525	7,203	4,317
Gain (loss) on interest rate hedge contracts	-	-	-	454
Income taxes	(862)	(559)	(2,593)	(1,762)

Other comprehensive income (loss)	4,972	966	(1,408)	3,009

Comprehensive Income	$42,103	$37,518	$105,456	$114,913

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Sep 28, 2012	Dec 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$27,315	$303,150
Accounts receivable, less allowances of $5,900 and $5,500	174,939	150,912
Inventories	120,586	105,347
Deferred income taxes	20,229	17,674
Investment in businesses held separate	426,813	-
Other current assets	6,124	5,887

Total current assets	776,006	582,970
Property, Plant and Equipment
Cost	385,025	358,235
Accumulated depreciation	(232,159)	(219,987)

Property, plant and equipment, net	152,866	138,248
Goodwill	171,883	93,400
Other Intangible Assets, net	154,697	18,118
Deferred Income Taxes	30,001	29,752
Other Assets	14,515	11,821

Total Assets	$1,299,968	$874,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$7,611	$8,658
Trade accounts payable	28,587	27,402
Salaries and incentives	31,455	32,181
Dividends payable	13,634	13,445
Other current liabilities	62,511	49,596

Total current liabilities	143,798	131,282
Long-term Debt	589,620	300,000
Retirement Benefits and Deferred Compensation	121,314	120,287
Deferred Income Taxes	17,755	-
Shareholders’ Equity
Common stock	60,669	59,747
Additional paid-in-capital	281,822	242,007
Retained earnings	162,880	97,467
Accumulated other comprehensive income (loss)	(77,890)	(76,481)

Total shareholders’ equity	427,481	322,740

Total Liabilities and Shareholders’ Equity	$1,299,968	$874,309

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011
Cash Flows From Operating Activities
Net Earnings	$106,864	$111,904
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	28,444	26,308
Deferred income taxes	(4,663)	(2,494)
Share-based compensation	10,035	8,821
Excess tax benefit related to share-based payment arrangements	(3,300)	(1,800)
Change in
Accounts receivable	(5,517)	(31,852)
Inventories	6,580	(19,790)
Trade accounts payable	(1,203)	7,085
Salaries and incentives	(6,675)	(6,420)
Retirement benefits and deferred compensation	746	5,400
Other accrued liabilities	(781)	6,327
Other	1,471	5,281

Net cash provided by operating activities	132,001	108,770

Cash Flows From Investing Activities
Property, plant and equipment additions	(13,780)	(17,334)
Proceeds from sale of property, plant and equipment	212	211
Acquisition of businesses, net of cash acquired	(240,068)	(2,139)
Investment in businesses held separate	(426,813)	-
Investment in life insurance	-	(1,499)
Capitalized software and other intangible asset additions	(2,328)	(534)

Net cash used in investing activities	(682,777)	(21,295)

Cash Flows From Financing Activities
Borrowings on short-term lines of credit	11,465	15,550
Payments on short-term lines of credit	(12,581)	(15,737)
Borrowings on long-term notes and line of credit	546,220	402,175
Payments on long-term line of credit	(256,600)	(172,430)
Payments of debt issuance costs	(1,921)	(1,131)
Excess tax benefit related to share-based payment arrangements	3,300	1,800
Common stock issued	27,057	20,563
Common stock repurchased	(682)	(35,250)
Cash dividends paid	(40,654)	(38,116)

Net cash provided by (used in) financing activities	275,604	177,424

Effect of exchange rate changes on cash	(663)	342

Net increase (decrease) in cash and cash equivalents	(275,835)	265,241
Cash and cash equivalents
Beginning of year	303,150	9,591

End of period	$27,315	$274,832

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 28, 2012 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 28, 2012 and September 30, 2011, and cash flows for the thirty-nine weeks ended September 28, 2012 and September 30, 2011 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of September 28, 2012, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011

Net earnings available to common shareholders	$37,131	$36,552	$106,864	$111,904

Weighted average shares outstanding for basic earnings per share	60,570	60,430	60,369	60,474

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,208	985	1,271	1,141

Weighted average shares outstanding for diluted earnings per share	61,778	61,415	61,640	61,615

Basic earnings per share	$0.61	$0.60	$1.77	$1.85

Diluted earnings per share	$0.60	$0.60	$1.73	$1.82

Stock options to purchase 945,000 and 1,161,000 shares were not included in the September 28, 2012 and September 30, 2011 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 28, 2012 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 30, 2011	5,478	$32.12	3,211	$32.27
Granted	564	50.32
Exercised	(695)	27.06
Canceled	(44)	34.95

Outstanding, September 28, 2012	5,303	$34.70	3,302	$32.81

The Company recognized year-to-date share-based compensation of $10.0 million in 2012 and $8.8 million in 2011. As of September 28, 2012, there was $10.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011
Expected life in years	6.5	6.5
Interest rate	1.3%	2.8%
Volatility	36.6%	33.7%
Dividend yield	1.8%	2.0%
Weighted average fair value per share	$15.61	$13.35

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

	Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011
Expected life in years	1.0	1.0
Interest rate	0.2%	0.3%
Volatility	40.6%	27.8%
Dividend yield	1.7%	2.1%
Weighted average fair value per share	$15.58	$10.05

In May 2012, the Company granted 6,000 Restricted Share Units to a key employee that will vest on the third anniversary of the date of grant. The market value of the units at the date of grant will be charged to operations over the vesting period. The expense related to this arrangement is not significant.

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011
Pension Benefits
Service cost	$1,565	$865	$4,579	$3,330
Interest cost	3,458	3,076	10,256	9,816
Expected return on assets	(4,188)	(3,852)	(11,872)	(11,852)
Amortization and other	2,918	1,524	8,413	4,470

Net periodic benefit cost	$3,753	$1,613	$11,376	$5,764

Postretirement Medical
Service cost	$167	$202	$442	$452
Interest cost	240	264	740	914
Amortization	(122)	(68)	(197)	(68)

Net periodic benefit cost	$285	$398	$985	$1,298

5.	Components of accumulated other comprehensive income (loss) were (in thousands):

	Sep 28, 2012	Dec 30, 2011
Pension and postretirement medical liability adjustment	$ (71,049)	$(75,658)
Cumulative translation adjustment	(6,841)	(823)

Total	$ (77,890)	$(76,481)

The functional currency of certain subsidiaries related to businesses acquired in April 2012, is the local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income (loss).

6.	The Company has three reportable segments: Industrial, Contractor and Lubrication. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 28, 2012 and September 30, 2011 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011
Net Sales
Industrial	$154,704	$124,502	$447,027	$376,636
Contractor	74,851	77,757	228,943	228,664
Lubrication	26,917	25,088	82,808	74,389

Total	$256,472	$227,347	$758,778	$679,689

Operating Earnings
Industrial	$47,162	$42,632	$138,646	$132,996
Contractor	12,835	16,700	43,339	44,239
Lubrication	5,356	4,380	16,988	13,652
Unallocated corporate (expense)	(9,022)	(6,910)	(32,198)	(18,761)

Total	$56,331	$56,802	$166,775	$172,126

Unallocated corporate includes acquisition-related expenses of $4 million for the quarter and $15 million year-to-date in 2012 and $3 million for the quarter and $6 million year-to-date in 2011.

Assets by segment were as follows (in thousands):

	Sep 28, 2012	Dec 30, 2011
Industrial	$562,736	$302,805
Contractor	150,788	146,556
Lubrication	85,181	91,137
Unallocated corporate	501,263	333,811

Total	$1,299,968	$874,309

Unallocated corporate in 2012 includes $427 million of investment in businesses held separate (see note 12).

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011
Net sales
(based on customer location)
United States	$111,426	$102,750	$332,048	$303,565
Other countries	145,046	124,597	426,730	376,124

Total	$256,472	$227,347	$758,778	$679,689

	Sep 28, 2012	Dec 30, 2011
Long-lived assets
United States	$120,744	$120,119
Other countries	32,122	18,129

Total	$152,866	$138,248

7.	Major components of inventories were as follows (in thousands):

	Sep 28, 2012	Dec 30, 2011
Finished products and components	$58,020	$51,943
Products and components in various stages of completion	42,659	39,268
Raw materials and purchased components	60,482	54,561

	161,161	145,772
Reduction to LIFO cost	(40,575)	(40,425)

Total	$120,586	$105,347

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Original Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
September 28, 2012
Customer relationships	2 - 14	$144,600	$(38,886)	$(3,505)	$102,209
Patents, proprietary technology and product documentation	3 - 11	24,368	(12,452)	(85)	11,831
Trademarks, trade names and other	1 - 5	1,685	(1,608)	-	77

		170,653	(52,946)	(3,590)	114,117
Not Subject to Amortization:
Brand names		40,580	-	-	40,580

Total		$211,233	$(52,946)	$(3,590)	$154,697

December 30, 2011
Customer relationships	2 - 8	$40,925	$(30,788)	$(181)	$9,956
Patents, proprietary technology and product documentation	3 - 10	14,668	(10,570)	(87)	4,011
Trademarks, trade names and other	2 - 3	6,140	(5,169)	-	971

		61,733	(46,527)	(268)	14,938
Not Subject to Amortization:
Brand names		3,180	-	-	3,180

Total		$64,913	$(46,527)	$(268)	$18,118

Amortization of intangibles for the quarter was $4.1 million in 2012 and $2.6 million in 2011, and for the year-to-date was $11.0 million in 2012 and $8.4 million in 2011. Estimated annual amortization expense is as follows: $15.0 million in 2012, $12.4 million in 2013, $9.1 million in 2014, $8.6 million in 2015, $8.3 million in 2016 and $71.7 million thereafter.

Changes in the carrying amount of goodwill in 2012 were as follows (in thousands):

Beginning balance	$93,400
Additions from business acquisitions	81,110
Foreign currency translation	(2,627)

Ending balance	$171,883

See note 12 for information on a significant business acquisition that added goodwill and other identifiable intangible assets to the Industrial segment in 2012.

9.	Components of other current liabilities were (in thousands):

	Sep 28, 2012	Dec 30, 2011

Accrued self-insurance retentions	$7,011	$6,563
Accrued warranty and service liabilities	7,938	6,709
Accrued trade promotions	4,856	5,852
Payable for employee stock purchases	5,329	6,607
Customer advances and deferred revenue	9,556	280
Income taxes payable	1,554	2,689
Other	26,267	20,896

Total other current liabilities	$62,511	$49,596

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

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sep 28, 2012	Year Ended Dec 30, 2011

Balance, beginning of year	$6,709	$6,862
Assumed in business acquisition	1,121	-
Charged to expense	4,647	5,110
Margin on parts sales reversed	1,709	2,676
Reductions for claims settled	(6,248)	(7,939)

Balance, end of period	$7,938	$6,709

10.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of September 28, 2012 totaled $26 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	Sep 28, 2012	Dec 30, 2011
Gain (loss) on foreign currency forward contracts
Gains		$132	$218
Losses		(170)	(120)

Net	Other current liabilities	$(38)

	Accounts receivable		$98

11.	On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of an amendment to a new unsecured revolving credit agreement. The new credit agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

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

In 2011, the Company entered into a note agreement and sold $300 million of unsecured notes with maturities ranging from 2018 to 2026. The notes have a carrying amount of $300 million and an estimated fair value of $330 million as of September 28, 2012. The Company uses significant other observable inputs to estimate fair value based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

The Company’s debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

12.	On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (the “ITW Finishing Group”), first announced in April 2011. The acquisition includes powder and liquid finishing equipment operations, technologies and brands. In powder finishing, Graco acquired the Gema® businesses (the “Powder Finishing” business). Gema is a global leader in powder coating technology, a market in which Graco had no previous product offerings, with global manufacturing and distribution capabilities. Results of the Powder Finishing business, including sales of $62 million and net operating earnings of $4.1 million, have been included in the Industrial segment since the date of acquisition. In liquid finishing, Graco acquired the Binks® spray finishing equipment businesses, DeVilbiss® spray guns and accessories businesses, Ransburg® electrostatic equipment and accessories businesses, and BGK curing technology businesses (collectively known as the “Liquid Finishing” business or the “Hold Separate” business).

Sales of the ITW Finishing Group were $375 million in 2011, of which Powder Finishing contributed approximately one-third and Liquid Finishing contributed approximately two-thirds. Acquisition-related expenses are included in general and administrative expense in the Company’s consolidated statements of earnings, and totaled $8 million for the year 2011 and $15 million for 2012 year-to-date.

In December 2011, the United States Federal Trade Commission (“FTC”) filed a formal complaint to challenge the proposed acquisition on the grounds that the addition of the Liquid Finishing business to Graco would be anti-competitive, a position which Graco denied. In March 2012, the FTC issued an order (the “Hold Separate Order”) that allowed the acquisition to proceed to closing on April 2, 2012, subject to certain conditions, while it evaluated a settlement proposal from Graco. Pursuant to the Hold Separate Order, the Liquid Finishing business was to be held separate from the rest of Graco’s businesses until the FTC determined which portions of the Liquid Finishing business Graco must divest.

In May 2012, the FTC issued a proposed decision and order (the “Decision and Order”) which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final Decision and Order.

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

As a result of the Hold Separate Order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, the Company has determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Under terms of the Hold Separate Order, the Company does not have a controlling interest in the Liquid Finishing business, nor is it able to exert significant influence over the Liquid Finishing business. Consequently, the Company’s investment in the shares of the Liquid Finishing business, totaling $427 million, has been reflected as a cost-method investment on our Consolidated Balance Sheet as of September 28, 2012, and its results of operations have not been consolidated with those of the Company. The Company’s maximum exposure to loss as a result of its involvement with the Liquid Finishing business would include the entirety of its investment of $427 million and reimbursement of losses of the operations of the Liquid Finishing business in accordance with the Hold Separate Order, which cannot be quantified. The operating earnings of the Liquid Finishing business total $28 million since the date of acquisition, and no additional financial resources were required to be funded by the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $4 million received in the third quarter and $8 million received year-to-date are included in other expense (income) on the Consolidated Statements of Earnings for the periods ended September 28, 2012. The Company will evaluate its cost-method investment for other-than-temporary impairment at each reporting period. As of September 28, 2012, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Sales and operating earnings of the Liquid Finishing business were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011

Net Sales	$69,554	$67,443	$206,061	$195,635
Operating Earnings	15,379	13,072	40,314	36,923

The Company transferred cash purchase consideration of $660 million to the seller on April 2, 2012. In July 2012, the Company transferred additional cash purchase consideration of $8 million, representing the difference between cash balances acquired and the amount estimated at the time of closing. The purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$6,007
Accounts receivable	17,835
Inventories	21,733
Other current assets	2,534
Property, plant and equipment	18,359
Other non-current assets	50
Identifiable intangible assets	150,500
Goodwill	78,122

Total assets acquired	295,140
Current liabilities assumed	(27,434)
Non-current liabilities assumed	(7,984)
Deferred income taxes	(18,171)

Net assets acquired, Powder Finishing	241,551
Investment in businesses held separate	426,813

Total purchase consideration	$668,364

Identifiable intangible assets and estimated useful life are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$103,500	14
Developed technology	9,600	11
Trade names	37,400	Indefinite

Total identifiable intangible assets	$150,500

The following pro forma information reflects the combined results of Graco and Powder Finishing operations as if the acquisition had occurred at the beginning of 2011 (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011

Net Sales	$256,472	$265,681	$789,023	$776,463
Operating Earnings	59,916	65,205	191,005	183,142
Net Earnings	35,605	41,232	114,252	113,597
Basic earnings per share	0.59	0.68	1.89	1.88
Diluted earnings per share	0.58	0.67	1.85	1.84

For the quarter, Powder Finishing sales of $30 million were included in net sales in 2012 and $38 million (approximately $35 million at consistent translation rates) were included in pro forma net sales in 2011.

Additional depreciation and amortization of $2 million per quarter are reflected in the pro forma results as if the acquisition of Powder Finishing had occurred at the beginning of 2011. Non-recurring acquisition expenses of $4 million for the third quarter and $15 million year-to-date were eliminated from the 2012 pro forma results, and $3 million for the quarter and $6 million for the year-to-date were eliminated from the 2011 pro forma results. Purchase accounting effects of $7 million related to inventory were removed from year-to-date 2012 and reflected in 2011.

To the extent that the Liquid Finishing business generates funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. Net earnings of the Liquid Finishing business, from which dividends could have been paid, subject to funds availability, were $12 million and $27 million for the quarter and year-to-date, respectively, in 2012, and $9 million and $24 million for the quarter and year-to-date, respectively, in 2011. For pro forma purposes, dividend income from Liquid Finishing of $4 million for the quarter and $8 million for the year-to-date was eliminated from other income in 2012.

Item 2.                                         GRACO INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid and coating materials. Management classifies the Company’s business into three reportable segments: Industrial, Contractor and Lubrication. Key strategies include developing and marketing new products, expanding distribution globally, opening new markets with technology and channel expansion and completing strategic acquisitions.

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

In May 2012, the FTC issued a proposed decision and order (the “Decision and Order”) which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final Decision and Order.

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

As a result of the Hold Separate Order, we have determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Under terms of the Hold Separate Order, the Company does not have a controlling interest in the Liquid Finishing business, nor is it able to exert significant influence over the Liquid Finishing business. Consequently, the Company’s investment in the shares of the Liquid Finishing business has been reflected as a cost-method investment on our Consolidated Balance Sheet as of September 28, 2012, and its results of operations have not been consolidated with those of the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $4 million received in the third quarter and $8 million received year-to-date are included in other expense (income) on the Consolidated Statements of Earnings for the periods ended September 28, 2012. The Company will evaluate its cost-method investment for other-than-temporary impairment at each reporting period. As of September 28, 2012, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	% Change	Sep 28, 2012	Sep 30, 2011	% Change

Net Sales	$256.5	$227.3	13%	$758.8	$679.7	12%
Net Earnings	$37.1	$36.6	2%	$106.9	$111.9	(5)%
Diluted Net Earnings per Common Share	$0.60	$0.60	0%	$1.73	$1.82	(5)%

The addition of Powder Finishing was the main factor in sales increases over last year. For the quarter, Powder Finishing contributed $30 million of sales, accounting for all of the increase. Year-to-date sales increased 12 percent from last year, with 9 percentage points of the growth from the addition of Powder Finishing.

Changes in currency translation rates decreased sales by approximately $6 million for the quarter and $14 million year-to-date, and decreased net earnings by approximately $2 million for both the quarter and $5 million year-to-date.

The following table presents components of changes in sales:

Quarter
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Total
Volume and Price	2%	(2) %	8%	5%	4%	(10) %	1%
Acquisitions	25%	- %	- %	6%	34%	14%	14%
Currency	(3) %	(2) %	(1) %	- %	(10) %	- %	(2) %

Total	24%	(4) %	7%	11%	28%	4%	13%

Year-to-Date
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Total
Volume and Price	4%	2%	12%	7%	3%	(1) %	4%
Acquisitions	17%	- %	- %	4%	21%	10%	9%
Currency	(2) %	(2) %	(1) %	- %	(7) %	- %	(1) %

Total	19%	- %	11%	11%	17%	9%	12%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011
Americas[1]	$135.8	$122.8	$402.4	$364.1
Europe[2]	65.2	51.1	189.3	162.4
Asia Pacific	55.5	53.4	167.1	153.2

Consolidated	$256.5	$227.3	$758.8	$679.7

1 North and South America, including the U.S.

2 Europe, Africa and Middle East

Sales for the quarter included $30 million from Powder Finishing operations acquired at the beginning of April, including $7 million in the Americas, $16 million in Europe and $7 million in Asia Pacific. Year-to-date sales included $62 million from Powder Finishing, including $13 million in the Americas, $32 million in Europe and $17 million in Asia Pacific. For the quarter, sales at consistent translation rates and before acquisitions were up 5 percent in the Americas, up 4 percent in Europe and down 10 percent in Asia Pacific. On the same basis, year-to-date sales were up 7 percent in the Americas, up 3 percent in Europe and down 1 percent in Asia Pacific.

Gross profit margin, expressed as a percentage of sales, was 55 percent for the quarter and 54 percent year-to-date, down 1 percentage point from the third quarter last year and 2 percentage points lower than last year-to-date. For the quarter and year-to-date, the favorable effects of realized price increases were more than offset by the unfavorable effects of currency translation, higher material costs and lower margin rates on acquired Powder Finishing operations. Non-recurring purchase accounting effects totaling $7 million related to inventory reduced year-to-date gross margin percentage by approximately 1 percentage point.

Total operating expenses for the quarter increased $14 million, including $8 million from Powder Finishing operations. Increases in product development and general and administrative costs were partially offset by changes in currency translation rates. Year-to-date operating expenses increased $34 million, including $16 million from Powder Finishing and a $9 million increase in acquisition and divestiture expenses.

Interest expense increased $2 million for the quarter and $9 million year-to-date due to higher borrowing levels. Other expense (income) includes dividends of $4 million for the quarter and $8 million year-to-date, received from the Liquid Finishing businesses that are required to be held separate from the Company’s other businesses and accounted for as a cost-method investment.

The effective income tax rates of 32 percent for the quarter and 33 percent for the year-to-date are consistent with the comparable periods last year. This year’s rate is reduced by the effect of the investment income from the Liquid Finishing businesses held separate. Last year’s rate was reduced by the effect of the federal R&D credit that is not available in 2012.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011

Net sales (in millions)
Americas	$67.0	$53.8	$192.0	$162.6
Europe	47.0	33.1	133.7	103.6
Asia Pacific	40.7	37.6	121.3	110.4

Total	$154.7	$124.5	$447.0	$376.6

Operating earnings as a percentage of net sales	30%	34%	31%	35%

Industrial segment sales increased 24 percent for the quarter and 19 percent year-to-date, mostly from the addition of Powder Finishing operations. Without the increase from Powder Finishing operations, sales for the quarter increased 12 percent in the Americas, decreased 7 percent in Europe (1 percent increase at consistent translation rates) and decreased 12 percent in Asia Pacific. On the same basis, year-to-date sales increased 10 percent in the Americas, decreased 2 percent in Europe (4 percent increase at consistent translation rates) and decreased 5 percent in Asia Pacific. Powder Finishing operations contributed to segment operating earnings in the third quarter, but at a lower rate on sales, which drove the decrease in the operating margin rate for this segment.

Contractor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011
Net sales (in millions)
Americas	$48.7	$51.2	$149.5	$148.6
Europe	16.1	16.0	49.2	52.3
Asia Pacific	10.1	10.6	30.2	27.8

Total	$74.9	$77.8	$228.9	$228.7

Operating earnings as a percentage of net sales	17%	21%	19%	19%

Contractor segment sales decreased 4 percent for the quarter and were flat year-to-date. Sales for the quarter decreased 5 percent in both the Americas and in Asia Pacific and increased 1 percent in Europe (9 percent at consistent translation rates). Year-to-date sales increased 1 percent in the Americas, decreased 6 percent in Europe (increased 1 percent at consistent translation rates) and increased 8 percent in Asia Pacific. Lower sales volume, product mix and higher marketing and general spending led to lower third quarter operating earnings in the Contractor segment. Year-to-date operating earnings as a percentage of sales are consistent with last year.

Lubrication
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 28, 2012	Sep 30, 2011	Sep 28, 2012	Sep 30, 2011
Net sales (in millions)
Americas	$20.0	$17.8	$60.8	$52.8
Europe	2.2	2.1	6.4	6.6
Asia Pacific	4.7	5.2	15.6	15.0

Total	$26.9	$25.1	$82.8	$74.4

Operating earnings as a percentage of net sales	20%	17%	21%	18%

Lubrication segment sales increased 7 percent for the quarter and 11 percent year-to-date. Sales for the quarter increased 13 percent in the Americas, 8 percent in Europe (15 percent at consistent translation rates) and decreased 11 percent in Asia Pacific. Year-to-date sales increased 15 percent in the Americas, decreased 2 percent in Europe (3 percent increase at consistent translation rates) and increased 4 percent in Asia Pacific. Higher volume and leveraging of expenses led to improved operating earnings in the Lubrication segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $132 million in 2012 and $109 million in 2011. Changes in receivable and inventory levels moderated in the first nine months of 2012 after increasing in 2011.

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

Under terms of the FTC’s Hold Separate Order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing business, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing business generates funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. In the second and third quarters, the Company received a total of $8 million of dividends from current earnings of the Liquid Finishing business.

While the FTC has not yet issued a final Decision and Order requiring the Company to divest the Liquid Finishing business, the Company has retained the services of an investment bank to help it market the business and identify potential buyers. The Company believes its investment in the Liquid Finishing business, carried at a cost of $427 million, is not impaired.

At September 28, 2012, the Company had various lines of credit totaling $469 million, of which $174 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2012, including the needs of the Powder Finishing and Liquid Finishing businesses acquired in April 2012.

Outlook

We are expecting macroeconomic crosscurrents to continue into the fourth quarter, with favorable conditions in the Americas and challenges in China, India and Western Europe. The investments we have made during the past few years to broaden our geographic coverage and diversify our product portfolio give us opportunities to outperform our end markets, while the nascent housing recovery in the U.S. should be a positive for our Contractor equipment business. We will forge ahead with new product development, expansion of our distribution channel, conversion of end users from manual painting to using equipment, and continue our efforts to expand into adjacent new markets.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 by making cautionary statements concerning any forward-looking statements made by or on behalf of the Company. The Company cannot give any assurance that the results forecasted in any forward-looking statement will actually be achieved. Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: economic conditions in the United States and other major world economies, currency fluctuations, political instability, changes in laws and regulations, and changes in product demand. In addition, risk factors related to the Company’s acquisition of the finishing businesses from ITW and proposed divestiture of the Liquid Finishing equipment operations include: to what extent or when the required regulatory approvals will be obtained, whether and when the Company will be able to realize the expected financial results and accretive effect of the transaction, how customers, competitors, suppliers and employees will react to the transaction, economic changes in global markets, the extent of the acquired businesses required to be divested, whether the Company will be able to find a suitable purchaser(s) and structure the divestiture on acceptable terms, and whether the Company will be able to complete a divestiture in a time frame that is satisfactory to the Federal Trade Commission. Please refer to Item 1A of, and Exhibit 99 to, the Company’s Annual Report on Form 10-K for fiscal year 2011 and Item 1A of this Quarterly Report on Form 10-Q for a more comprehensive discussion of these and other risk factors.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 18, 2009, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization expired on September 30, 2012.

On September 14, 2012, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The new authorization expires on September 30, 2015.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on option exercises.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jun 30, 2012 – Jul 27, 2012	-		-	3,990,978

Jul 28, 2012 – Aug 24, 2012	9,128	45.01	9,128	3,981,850

Aug 25, 2012 – Sep 28, 2012	-		-	9,981,850	[1]

1 Authorization for purchases of up to 3,981,850 shares expired on September 30, 2012.

Item 6. Exhibits

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

3.3	Articles of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Shares. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed February 16, 2010.)

4.1	Rights Agreement, dated as of February 12, 2010, between the Company and Wells Fargo Bank, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed February 16, 2010.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated October 24, 2012.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 24, 2012	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2012	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2012	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Controller
(Principal Accounting Officer)