Form 10-K
period 2012-12-28
GRACO INC
filed 2013-02-19
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 28, 2012, or

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

Yes       No    X

The aggregate market value of 59,469,189 shares of common stock held by non-affiliates of the registrant was $2,740,340,210 as of June 29, 2012.

60,843,184 shares of common stock were outstanding as of February 5, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2013, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

ITEM 1 – BUSINESS

Graco Inc. and its subsidiaries (“Graco,” “us,” “we,” or “our Company”) design, manufacture and market systems and equipment to move, measure, control, dispense and spray fluid and coating materials. We supply technology and expertise for the management of fluids and coatings in industrial and commercial applications. We serve customers around the world in the manufacturing, processing, construction and maintenance industries.

We sell our products in the following geographic markets: the Americas (North and South America); Europe, Middle East and Africa (EMEA); and Asia Pacific. Sales in the Americas represent approximately 53 percent of our Company’s total sales; sales in EMEA approximately 25 percent; and sales in Asia Pacific approximately 22 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic markets. Our Company provides marketing, product design and application assistance to, and employs sales personnel in, each of these geographic regions.

We classify our business into three reportable segments, each with a worldwide focus: Industrial, Contractor and Lubrication. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.

Graco Inc. is a Minnesota corporation and was incorporated in 1926. For more information about our Company and our products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (“SEC”).

Our Company’s Strengths and Objectives

We specialize in providing fluid handling equipment solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties and multiple component materials that require precise ratio control. We serve a broad base of end markets. Our products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance, thus providing a strong return on investment.

We strive for, and we believe we achieve, manufacturing and engineering excellence. We have strong partnerships with material suppliers, and close relationships with end-users and channel partners. We make significant investments in new product development. We develop technologically advanced, high quality products. We serve niche markets where customers are willing to purchase quality, technology-based products. Our channel partners, which include independent distributors and selective retailers, are well-positioned throughout our geographic regions. Our aftermarket parts and accessories provide a recurring revenue stream.

All business segments target growth with new products, and through global expansion, particularly in advancing economies. Our segments leverage our technologies for new applications and markets. Targeted acquisitions and the worldwide addition of specialized sales employees and specialized distributors are key components to our Company’s growth strategy. We coordinate and drive these growth strategies across our geographic regions.

Our Company’s financial performance has been consistently strong, in part due to an ability to leverage our operations. Our management strives to provide strong returns for our shareholders. We have consistently made investments in capital and growth initiatives.

Manufacturing and Distribution

Manufacturing is a key competency of Graco. Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements, improve our cost structure and enhance product quality. Our Company invests significant resources in maximizing the quality, responsiveness and cost-effectiveness of our production operations by investing in equipment and doing critical machining, assembly and testing in-house for most of our products. Products are manufactured in focused factories and product cells. We source raw materials and components from suppliers around the world.

The segments manage operations devoted to the manufacture of their products. Our corporate manufacturing staff provides oversight and strategic direction of our manufacturing resources. Our corporate manufacturing staff also manages those factories not fully aligned with a single segment, and our warehouses, customer service and other shared corporate manufacturing functions. The majority of our manufacturing occurs in the United States, but certain products are manufactured or assembled in Europe and Asia.

We sell our equipment primarily through third-party distributors worldwide. We primarily distribute our products from our warehouses to distributors, who sell our products to end-users or re-sellers. Outside of the United States, our subsidiaries located in Australia, Belgium, Germany, Japan, Korea, Mexico, the People’s Republic of China (“P.R.C.”) and Switzerland distribute our

Company’s products to customers in those regions. Expansion of distribution and sales outside of the United States in emerging markets is a growth strategy of our Company. Significant operations in Maasmechelen, Belgium; St. Gallen, Switzerland; and Shanghai, P.R.C. reinforce our commitment to those regions.

During 2012, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services.

For more details on our facilities, see Item 2, Properties.

Product Development

Product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; and Suzhou, P.R.C. The product development and engineering groups focus on new product design, product improvements, new applications for existing products and strategic technologies for their specific customer base. Our product development efforts focus on bringing new and supplemental return-on-investment value to end-users of our products. Total product development expenditures for all segments were $49 million in 2012, $42 million in 2011, and $38 million in 2010.

Our Company strives to generate 30 percent of our annual sales from products introduced in the prior three years. In 2012, we generated 17 percent of our sales from new products. In 2011, we generated 20 percent of our sales from new products, and in 2010, it was 27 percent. The level of sales from products introduced in the prior three years can vary based on timing of upgrades to broad product platform and introduction of products from new applications or technologies.

Business Segments

Industrial Segment

The Industrial segment is the largest of our Company’s businesses and represents approximately 60 percent of our total sales. This segment includes the Industrial Products and the Applied Fluid Technologies divisions. The Industrial Products division and the Applied Fluid Technologies division market their equipment and services to customers who manufacture, assemble, maintain, repair and refinish products such as appliances, vehicles, airplanes, electronics, cabinets, furniture, and other articles. The Applied Fluid Technologies division also sells to contractors who use its plural component equipment to apply foam insulation and protective coatings to buildings and other structures.

Most Industrial segment equipment is sold worldwide through specialized third-party distributors, integrators, design centers, original equipment manufacturers, material suppliers and to end-users with distributor assistance. We work with material suppliers to develop or adapt our equipment for use with specialized and hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different vendors are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Company’s Industrial segment products into systems and assemblies that they then supply to their customers.

Industrial Products

The Industrial Products division focuses its product development and sales efforts on two main applications: process pump equipment that moves and dispenses chemicals and liquid and semi-solid foods (process pumps); and equipment that applies paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products (finishing).

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

Our finishing equipment includes liquid and powder finishing products. Our finishing equipment pumps, meters and applies liquids on wood, metals and plastics, and coats powder finish on metals. Our finishing application strategies include being a technology leader and providing environmental compliance solutions.

Manufacturers in the automotive, automotive feeder, commercial and recreational vehicle, military and utility vehicle, aerospace, farm, construction, wood and general metals industries use our liquid finishing products. Our liquid finishing equipment includes paint circulating and paint supply pumps, paint circulating advanced control systems, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coatings depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds into the air.

In 2012, we purchased the Gema® equipment business, a global leader in powder coating technology, which became part of our Industrial Products division. Primary end-users of our powder finishing products include manufacturers in the construction, home appliance, automotive, and custom coater industries. Our powder systems coat window frames, metallic furniture, automotive components, and sheet metal.

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

We offer sprayer systems and plural component proportioning equipment to apply protective coatings and foam to a wide variety of surfaces. Our plural component proportioning equipment is used to apply polyurethane foam to insulate things such as walls, water heaters, refrigeration, and hot tubs, create commercial roofing membranes, and is used in packaging, architectural design and cavity filling. Our equipment is also used to apply two-component polyurea coatings to tanks, pipes, roofs, truck beds and concrete. In 2012, we introduced a plural component sprayer that sprays passive fire protection coatings for use on structural steel and offshore rigs. We also introduced equipment that combines an electric plural component proportioner and a diesel generator into one package for polyurethane foam applications.

Our advanced fluid dispense products include pumps, meters, applicators and valves that meter, mix and dispense sealant and adhesive precision beads. These products are used to bond, mold, seal, vacuum encapsulate, pot, laminate and gasket parts and devices in a wide variety of industrial applications. We also offer advanced composites equipment, which includes gel coat equipment, chop and wet-out systems, resin transfer molding systems and applicators. This equipment is used, for example, in the manufacture of vehicles, aircraft, boats, wind turbines and bridge materials. In 2012, we introduced our new hot melt dispensing equipment for use in the packaging industry.

Key product strategies of the Applied Fluid Technologies division are to maintain technology leadership in plural component applications, process controls, and electric pumps; and to offer a full range of best-value standard products by using a standardized, modular product structure, with pre-engineered products to cover a broad range of configurations and applications.

Contractor Segment

The Contractor segment generated approximately 29 percent of our Company’s 2012 total sales. The Contractor segment directs its product development, sales and marketing efforts toward three broad applications: paint, texture and pavement maintenance. The Contractor segment markets airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories such as spray guns, hoses and filters and spare parts such as tips and seals to professional painters in the construction and maintenance industries, tradesmen and do-it-yourselfers. The products are distributed primarily through distributor outlets whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors. Certain sprayers and accessories are distributed globally through the home center channel.

Contractor equipment includes a wide variety of sprayers, such as sprayers that apply markings on roads, parking lots, fields, bike paths, crosswalks and floors; texture to walls and ceilings; highly viscous coatings to roofs; and paint to walls and structures. Contractor equipment includes scarifiers that remove markings on roads and other surfaces. We also offer several models of professional grade handheld paint sprayers. In 2012, we introduced a new handheld sprayer for the protective and marine coatings industries.

Technological innovation and broad product families with multiple offerings are characteristic of our Contractor segment. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features. Strategies of the Contractor segment include expanding base markets using new and core technologies.

Contractor products are marketed and sold in all major geographic areas. We continue to add distributors throughout the world that specialize in the sale of Contractor products. In Europe and Asia Pacific, we are pursuing a broad strategy of converting contractors accustomed to manually applying paint and other coatings by brush-and-roller to spray technology.

Lubrication Segment

The Lubrication segment represented approximately 11 percent of our Company’s sales during 2012. The Lubrication segment focuses its engineering, marketing and sales efforts on two main applications: vehicle services and industrial. The Lubrication segment markets and sells our lubrication equipment worldwide, although the bulk of its sales come from North America. Our lubrication products are sold through independent third party distributors and directly to original equipment manufacturers. Our key Lubrication segment strategies are to provide products with differentiated features that are unique to the industries served and to develop products for geographic expansion. In 2012, we continued to expand our sales and marketing resources in Europe and Asia.

In vehicle services, we supply pumps, hose reels, meters, valves and accessories to the motor vehicle lubrication industry. Our customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships and auto parts stores. In 2012, we added to our products intended for lower volume vehicle service applications by introducing an entry level pump for oil and grease.

In industrial lubrication, we offer systems, components and accessories for the automatic lubrication of industrial and commercial equipment, compressors, turbines and on- and off-road vehicles. We offer products that automatically lubricate bearings, gears and generators, and products that evacuate and dispense fluids from wind power components. Industries served include gas transmission and petrochemical, pulp and paper, mining and construction, agricultural equipment, food and beverage, material handling, metal manufacturing, wind energy and oil and gas exploration. In 2012, we continued our investment in new products with differentiated features intended for industries that are new to us.

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. The materials and components that we use are generally adequately available through multiple sources of supply. In order to manage cost, we continue to increase our global sourcing of materials and components, primarily in the Asia Pacific region.

In 2012, raw material prices were generally stable on most commodities and had a typical level of volatility, although overall our raw material costs decreased in 2012 as compared to the prior year. A worldwide shortage of specialized nylon products caused delays in certain customer deliveries due to allocations from hose manufacturers. We experienced a lagging effect from the dramatic increase in rare earth metal costs in 2011. In early 2012, tungsten carbide prices continued to increase from record levels in 2011, then decreased somewhat in the second half of 2012.

We endeavor to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

Intellectual Property

We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” “Gema,” several forms of a capital “G,” “Airlessco,” “ASM,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has several competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, personal relationships, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies may offer competitive products at lower prices. We may have to refresh our product line and continue development of our distribution channel to stay competitive.

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 28, 2012.

Employees

As of December 28, 2012, we employed approximately 2,600 persons, excluding the employees of the held separate Liquid Finishing businesses (see below). Of this total, approximately 800 were employees based outside the United States, and 800 were hourly factory workers in the United States. None of our Company’s United States employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside the United States. Compliance with such agreements has no material effect on our Company or our operations.

Acquisition and Planned Divestiture of ITW Liquid Finishing Businesses

We purchased the finishing businesses of Illinois Tool Works Inc. (“ITW Finishing Group”) in April 2012 (the “Finishing Brands Acquisition”). The acquisition included powder and liquid finishing equipment operations, technologies and brands. In liquid finishing, brands include Binks® spray finishing equipment, DeVilbiss® spray guns and accessories, Ransburg® electrostatic equipment and accessories and BGK curing technology (“Liquid Finishing”). In powder finishing, Graco acquired the Gema® business (“Powder Finishing”). In March 2012, the Federal Trade Commission (“FTC”) issued an order for our Company to hold the Liquid Finishing assets separate from our other businesses. In May 2012, the FTC issued a proposed decision and order that requires us to sell the held separate Liquid Finishing business assets no later than 180 days from the date the order becomes final. The FTC has not yet issued a final decision and order. We believe that the FTC will require us to sell all of the Liquid Finishing assets that are currently held separate. We have retained the services of an investment bank to help us market the held separate businesses and identify potential buyers.

Item 1A. Risk Factors

Changes in Laws and Regulations – Changes may impact how we can do business and the cost of doing business around the world.

The speed and frequency of implementation and the complexity of new or revised laws and regulations globally appear to be increasing. In addition, as our business grows and/or geographically expands, we may become subject to laws and regulations previously inapplicable to our business. These laws and regulations are increasing our costs of doing business and may impact our long-term ability to provide returns to our shareholders.

Economic Environment – Demand for our products depends on the level of commercial and industrial activity worldwide.

An economic downturn or financial market turmoil may depress demand for our equipment in all major geographies and markets. If our distributors and original equipment manufacturers are unable to purchase our products because of unavailable credit or unfavorable credit terms or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected. An economic downturn may affect our ability to satisfy the financial covenants in the terms of our financing arrangements.

Acquisitions – Our growth strategy includes acquisitions. Suitable acquisitions must be located, completed and effectively integrated into or added to our existing businesses or corporate structure in order for this strategy to be successful.

We have identified acquisitions as one of the strategies by which we intend to grow our business. We may not be able to obtain financing at a reasonable cost. We may be unsuccessful in acquiring and effectively integrating into or adding businesses to our current operations or corporate structure, and may not realize projected efficiencies and cost-savings from the businesses we acquire, including, for example, the Gema® business that we acquired in 2012. We cannot predict how customers, competitors, suppliers and employees will react to the acquisitions that we make. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make.

Acquisition - Our acquisition of the finishing businesses of ITW includes a requirement that we divest the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval.

On April 2, 2012, the Company closed its $650 million acquisition of the ITW finishing businesses. The acquisition added the Gema business, a global leader in powder coating technology, which represented approximately one-third of the businesses purchased. The remaining two-thirds of the acquisition is a collection of Liquid Finishing businesses, which the FTC has ordered to be held separate from Gema and other Graco businesses while the FTC investigates and considers a settlement proposal from Graco. In compliance with the FTC’s order, the Liquid Finishing businesses are being run independently by existing management under the supervision of a trustee who reports directly to the FTC. In May 2012, the FTC issued a proposed decision and order, subject to a 30-day comment period, which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of Liquid Finishing products under the Binks®, DeVilbiss®, Ransburg® and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order. The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. Until the sale of the Liquid Finishing business assets is completed, Graco must continue to hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive. The hold separate order requires the Company to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. We cannot predict to what extent or when the required regulatory approvals will be obtained. We cannot predict the extent of the acquired businesses required to be divested, although we believe that the FTC will require us to sell all of the Liquid Finishing business assets that are currently held separate. Additional risk factors include whether the Company will be able to find a suitable purchaser(s) and structure the divestiture on acceptable terms, and whether the Company will be able to complete a divestiture in a time frame that is satisfactory to the FTC.

Foreign Operations – Conducting business internationally exposes our Company to risks that could harm our business.

In 2012, approximately 56 percent of our sales were generated by customers located outside the United States. We are increasing our presence in advancing economies. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include the following: terrorist activities, civil disturbances, environmental catastrophes, supply chain disruptions, longer lead times, corruption, complying with local legal and regulatory requirements, international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions), protection of our proprietary technology in certain countries, potentially burdensome taxes, potential difficulties staffing and managing local operations, natural disasters, volatile economic conditions and changes in exchange rates. Changes in exchange rates will impact our reported sales and earnings and may make it difficult for some of our distributors to purchase products.

Suppliers – Risks associated with foreign sourcing of raw materials and components, supply interruption, delays in raw material or component delivery or supply shortages may adversely affect our production or profitability.

We are sourcing an increasing percentage of our materials and components from suppliers outside the United States, and from suppliers within the United States who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities may impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and trade regulation changes may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events. Raw materials may become limited in availability from certain regions. Port labor disputes may delay shipments.

Competition – Our success depends upon our ability to develop, market and sell new products that meet our customers’ needs, and anticipate industry changes.

Our profitability will be affected if we do not develop new products and technologies that meet our customers’ needs. Our ability to develop, market and sell products that meet our customers’ needs depends upon a number of factors, including anticipating the features and products that our customers will need in the future, identifying and entering into new markets, and enhancing and training our distributors. Changes in industries in which we participate, including consolidation of competitors and customers, could affect our success. Price competition and competitor strategies could affect our success.

Intellectual Property – Demand for our products may be affected by new entrants who copy our products and infringe on our intellectual property.

From time to time, our Company has been faced with instances where competitors have infringed or improperly used our intellectual property and/or taken advantage of our design and development efforts. In some instances, these competitors have launched broad marketing campaigns. If our Company is unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow.

Legal Proceedings – Costs associated with defending litigation, administrative proceedings and regulatory reviews, and potentially adverse outcomes, may affect our profitability.

As our Company grows, we are at an increased risk of being a target in litigation, administrative proceedings and regulatory reviews. The cost of defending such matters appears to be increasing, in particular in the United States. Such costs may adversely affect our

Company’s profitability. Our businesses expose us to potential toxic tort, product liability and commercial claims. Successful claims may adversely affect our results.

Anti-Corruption Laws – We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption and trade laws and regulations.

Bribery, corruption and trade laws and regulations are increasing in frequency and severity on a global basis. If our internal controls and compliance program do not successfully prevent our employees, agents, distributors and suppliers from violating anti-corruption laws, we may incur defense costs, fines, penalties and reputational damage.

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

Construction Industry – Our success may be affected by variations in new construction and remodeling activity.

Our Contractor Equipment segment and our Industrial Equipment segment may be affected by fluctuations in residential, commercial and institutional building and remodeling activity. Changes in construction materials and techniques may also impact our business.

Natural Disasters – Our operations are at risk of damage or destruction by natural disasters, such as earthquakes, tornadoes or unusually heavy precipitation.

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Our manufacturing and distribution facility in Minneapolis is on the banks of the Mississippi River where it is exposed to flooding. Flooding could also damage our European headquarters and warehouse in Maasmechelen, Belgium, our factory in Suzhou, P.R.C., or our Asia Pacific headquarters in Shanghai, P.R.C. Tornadoes could damage or destroy our facilities in Sioux Falls, Rogers, Minneapolis or Anoka and a typhoon could do the same to our facilities in Suzhou or Shanghai. An earthquake may adversely impact our operations in Suzhou, Shanghai or Yokohama.

Security Breaches – Intrusion into our information systems may impact our business.

Security breaches or intrusion into our information systems, and the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks may impact our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities is set forth in the chart below. Facilities are used by all segments, unless otherwise noted.

Facility	Owned or Leased	Square Footage	Facility Activities

	North America

Tlalnepantla, State of Mexico, Mexico	Leased	4,000	Manufacturing, warehouse and office for Industrial segment
Indianapolis, Indiana, United States	Owned	63,500	Warehouse, office, product development and application laboratory for Industrial segment
Wixom, Michigan, United States	Leased	16,700	Manufacturing, warehouse, office and product development for Industrial segment
Worldwide Headquarters, Russell J. Gray Technical Center, Minneapolis, Minnesota, United States	Owned	142,000	Corporate office; office and product development for Industrial segment
Riverside Office Complex, Minneapolis, Minnesota, United States	Owned	42,000	Office for Information Systems, Accounting Services and Purchasing Departments
George Aristides Riverside Center, Minneapolis, Minnesota, United States	Owned	405,000	Manufacturing, warehouse and office for Industrial segment
Minneapolis, Minnesota, United States	Owned	86,700	Warehouse for Contractor and Lubrication segments
Anoka, Minnesota, United States	Owned	207,000	Manufacturing, warehouse, office and product development for Lubrication segment
David A. Koch Center, Rogers, Minnesota, United States	Owned	333,000	Manufacturing, warehouse, office and product development for Contractor segment
North Canton, Ohio, United States	Owned	132,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
Sioux Falls, South Dakota, United States	Owned	149,000	Manufacturing, warehouse and office for Industrial and Contractor segment spray guns and accessories

Europe
European Headquarters, Maasmechelen, Belgium	Owned	175,000	Warehouse, office and assembly; European training, testing and education center
Valence, France	Leased	3,900	Office for Industrial segment
Berlin, Germany	Leased	330	Office for Industrial segment
Dietzenbach, Germany	Owned	49,200	Warehouse and office for Industrial segment
Rödermark, Germany	Leased	8,600	Warehouse and office for Industrial segment
Wuppertal, Germany	Leased	1,000	Office for Industrial segment
Trezzano s/Naglio, Milan, Italy	Leased	6,500	Office and warehouse for Industrial segment

St. Gallen, Switzerland	Owned	78,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
St. Gallen, Switzerland	Leased	9,000	Manufacturing for Industrial segment
Poole, Dorset, United Kingdom	Leased	3,500	Office and warehouse for Industrial segment
Asia Pacific
Bundoora, Australia	Leased	2,500	Office
Derrimut, Australia	Leased	7,500	Warehouse
Asia Pacific Headquarters, Dream Wharf, Shanghai, P.R.C.	Leased	29,000	Office; Asia Pacific training, testing and education center
Shanghai Waiqaoqiao Free Trade Zone, P.R.C.	Leased	13,700	Warehouse
Shanghai, P.R.C.	Leased	9,700	Office and warehouse for Industrial segment
Shanghai Feng Xian District, P.R.C.	Leased	4,300	Warehouse for Industrial segment

Suzhou, P.R.C.	Owned	79,000	Manufacturing, warehouse, office and product development
Hong Kong Special Administrative Region, P.R.C.	Leased	600	Office

Gurgaon, India	Leased	150	Office
Yokohama, Japan	Leased	18,500	Office
Anyang, South Korea	Leased	5,100	Office
Gwangjoo, South Korea	Leased	10,700	Warehouse
Ho Chi Minh City, Vietnam	Leased	230	Office

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material adverse effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 19, 2013:

Patrick J. McHale, 51, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 54, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 48, became Vice President and Corporate Controller in April 2009 and has served as the Company’s principal accounting officer since September 2007. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 52, is Vice President and General Manager, Process Division, a position he has held since January 2013. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 56, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc., from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

James A. Graner, 68, became Chief Financial Officer in September 2005, a position he held in conjunction with Treasurer from September 2005 to June 2011. He served as Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 58, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment division and the Industrial Equipment division. He joined the Company in 1976.

Jeffrey P. Johnson, 53, became Vice President and General Manager, EMEA in January 2013. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 57, became Executive Vice President, Industrial Products Division in April 2012. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 52, is Vice President and General Manager, South and Central America, a position he has held since January 2013. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. He joined the Company in 1985.

Peter J. O’Shea, 48, became Vice President and General Manager, Asia Pacific in January 2013. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Charles L. Rescorla, 61, became Vice President, Corporate Manufacturing, Information Systems and Distribution Operations in June 2011. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President and General Manager, Industrial/Automotive Equipment Division. Prior to April 2001, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 39, became Vice President and Treasurer in June 2011. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 48, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. He joined the Company in 1995.

Brian J. Zumbolo, 43, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

The Board of Directors elected or re-elected the above executive officers to their current positions on December 7, 2012, effective January 1, 2013.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 5, 2013, the share price was $57.76 and there were 60,843,184 shares outstanding and 2,814 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 36,000 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 28, 2007, and all dividends were reinvested).

Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$234,122	$268,184	$256,472	$253,678
Gross profit	132,179	139,530	139,933	138,888
Net earnings	35,381	34,352	37,131	42,262

Per common share
Basic net earnings	$0.59	$0.57	$0.61	$0.70
Diluted net earnings	0.58	0.56	0.60	0.68
Dividends declared	0.23	0.23	0.23	0.25

Stock price (per share)
High	$53.25	$56.66	$52.69	$53.25
Low	39.79	43.19	41.09	44.91

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$217,679	$234,663	$227,347	$215,594
Gross profit	124,397	132,446	126,349	117,013
Net earnings	37,253	38,099	36,552	30,424

Per common share
Basic net earnings	$0.62	$0.63	$0.60	$0.51
Diluted net earnings	0.61	0.61	0.60	0.50
Dividends declared	0.21	0.21	0.21	0.23

Stock price (per share)
High	$46.40	$52.10	$54.41	$45.20
Low	38.83	42.56	32.84	32.01

Issuer Purchases of Equity Securities

On September 18, 2009, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization expired on September 30, 2012.

On September 14, 2012, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization expires on September 30, 2015.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 29, 2012 - Oct 26, 2012	400	$44.98	400	5,999,600

Oct 27, 2012 - Nov 23, 2012	-	$-	-	5,999,600

Nov 24, 2012 - Dec 28, 2012	13,633	$49.77	-	5,999,600

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2012	2011	2010	2009	2008
Net sales	$1,012,456	$895,283	$744,065	$579,212	$817,270
Net earnings	149,126	142,328	102,840	48,967	120,879
Per common share
Basic net earnings	$2.47	$2.36	$1.71	$0.82	$2.01
Diluted net earnings	2.42	2.32	1.69	0.81	1.99
Cash dividends declared	0.93	0.86	0.81	0.77	0.75

Total assets	$1,321,734	$874,309	$530,474	$476,434	$579,850
Long-term debt (including current portion)	556,480	300,000	70,255	86,260	180,000

Net sales in 2012 included $93 million from Powder Finishing operations acquired in April 2012. The Company used long-term borrowings and available cash balances to complete the $668 million purchase of Powder Finishing and Liquid Finishing businesses in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:

•	Overview
•	Acquisition
•	Results of Operations
•	Segment Results
•	Financial Condition and Cash Flow
•	Critical Accounting Estimates
•	Outlook

Overview

Graco designs, manufactures and markets systems and equipment to pump, meter, mix and dispense a wide variety of fluids and coatings. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end-users. More than half of our sales are outside of the United States. Graco’s business is classified by management into three reportable segments, each responsible for product development, manufacturing, marketing and sales of their products. The segments are headquartered in North America. They have responsibility for operations in the Americas and joint responsibility with Europe and Asia Pacific regional management for operations in those geographic areas.

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth.

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and Switzerland, and our primary distribution facilities are located in the United States, Belgium, Switzerland, P.R.C., Japan, Korea and Australia.

Acquisition

On April 2, 2012, we completed the Finishing Brands acquisition, including Powder Finishing operations and Liquid Finishing operations. Results of the Powder Finishing business have been included in the Industrial segment since the date of acquisition. Pursuant to the hold separate order issued by the FTC, the Liquid Finishing business is being held separate from the rest of Graco’s businesses until the FTC has issued its final order and the divestiture of the Liquid Finishing business is completed.

We have retained the services of an investment bank to help us market the Liquid Finishing businesses and identify potential buyers. While we seek a buyer, we must continue to hold the Liquid Finishing business assets separate from our other businesses and maintain them as viable and competitive. In accordance with the hold separate order, the Liquid Finishing businesses are managed independently by experienced Liquid Finishing business managers, under the supervision of a trustee appointed by the FTC, who reports directly to the FTC.

Under terms of the hold separate order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, we have determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary and that they should not be consolidated. Furthermore, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, our investment in the shares of the Liquid Finishing businesses has been reflected as a cost-method investment on our Consolidated Balance Sheet as of December 28, 2012, and their results of operations have not been consolidated with those of the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $12 million received in 2012 are included in other expense (income) on the Consolidated Statement of Earnings for the period ended December 28, 2012. We evaluate our cost-method investment for other-than-temporary impairment at each reporting period. As of December 28, 2012, we evaluated our investment in Liquid Finishing and determined that there was no impairment.

Results of Operations

Net sales, operating earnings, net earnings and earnings per share were as follows (in millions except per share amounts):

	2012	2011	2010
Net Sales	$1,012	$895	$744
Operating Earnings	225	220	153
Net Earnings	149	142	103
Diluted Net Earnings per Common Share	$2.42	$2.32	$1.69

2012 Summary:

•

Our net sales grew by 13 percent, including increases of 13 percent in the Americas, 22 percent in Europe and 5 percent in Asia Pacific. Sales in the Industrial segment grew by 20 percent sales in the Contractor segment grew by 3 percent and sales in the Lubrication segment increased by 7 percent.

•	Foreign currency translation rates decreased sales by approximately $15 million and decreased earnings by approximately $5 million when compared to 2011 rates.
•

Sales from acquired Powder Finishing operations totaled $93 million since April 2012, or 10 percentage points of our total growth in 2012 sales, and included $19 million in the Americas, $52 million in Europe and $22 million in Asia Pacific.

•	Operating earnings were 22 percent of sales in 2012 as compared to 25 percent in 2011.
•

Gross profit margin as a percentage of sales decreased 1 1/2 percentage points. Non-recurring purchase accounting effects related to acquired inventory totaled $7 million, reducing gross margin percentage for the year by approximately 1 percentage point. The effects of strong operational performance in legacy businesses offset the unfavorable effect of lower margin rates on acquired Powder Finishing operations.

•	Investment in new product development was $49 million or 5 percent of sales in 2012.
•

Total operating expenses were $45 million higher than 2011, including $25 million from Powder Finishing operations, an $8 million increase in acquisition and divestiture costs, $5 million from additional product development expenditures and an increase of $5 million in pension costs.

•

The April purchase of Powder Finishing and Liquid Finishing operations had significant impacts on interest expense, an increase of $10 million for the year, and other expense (income), which included dividend income of $12 million received from the Liquid Finishing businesses held as a cost-method investment.

•	The effective tax rate was 31 percent as compared to 32 percent in 2011. The rate in 2012 was reduced by the effect of income received as a dividend (post-tax) from the Liquid Finishing investment.
•	Cash flows from operations grew to $190 million compared to $162 million in the prior year, with modest changes in working capital.
•	We paid $668 million to complete the Finishing Brands acquisition, using available cash and $350 million of borrowings on a new credit agreement.
•	Dividends paid totaled $54 million in 2012.

2011 Summary:

•

Net sales grew by 20 percent, with double-digit growth in all regions and segments. Fiscal 2010 included an additional week as compared to fiscal 2011. By region, sales increased by 17 percent in the Americas, 19 percent in Europe and 32 percent in Asia Pacific. Sales in the Industrial segment grew by 23 percent; sales in the Contractor segment grew by 13 percent and sales in the Lubrication segment increased by 32 percent.

•

Foreign currency translation rates increased sales by $17 million and increased net income by $7 million in 2011 as compared to 2010, with strength in Asian currencies and the euro during much of the year.

•	Operating earnings were $220 million as compared to $153 million in 2010, and as a percentage of sales were 25 percent as compared to 21 percent in the prior year.
•

Gross profit margin as a percentage of sales improved by 2 percentage points from 2010, due to higher production volumes, pricing and favorable translation rates, partially offset by higher material costs.

•	Investment in new product development was $42 million or 5 percent of sales in 2011.
•

Total operating expenses were $30 million higher than 2010. Half of the increase was in selling, marketing and distribution expenses, including strategic spending to generate and support growth, especially in Asia Pacific. General and administrative expenses for the year increased by $11 million, including $8 million of acquisition related costs.

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

•

We sold $300 million of unsecured notes in private placements, with maturities of 7 to 15 years. An additional committed $450 million revolving credit facility was also secured to fully finance the Finishing Brands acquisition and provide additional liquidity for general business purposes.

•	Dividends paid totaled $51 million in 2011 and share repurchases totaled $43 million.

The following table presents net sales by geographic region (in millions):

	2012	2011	2010
Americas[1]	$536	$476	$408
Europe[2]	257	211	178
Asia Pacific	219	208	158

Total	$1,012	$895	$744

[1]	North and South America, including the United States. Sales in the United States were $441 million in 2012, $394 million in 2011 and $341 million in 2010.
[2]	Europe, Middle East and Africa

In 2012, sales in the Americas increased by 13 percent, with increases of 19 percent in the Industrial segment, 5 percent in the Contractor segment and 13 percent in the Lubrication segment as compared to the prior year. Growth related to the acquired Powder Finishing business was 4 percentage points. The increase in the Americas reflected strength across a range of product lines with growth in a number of industrial end-markets as well as growth in the housing and construction industries.

In 2012, sales in Europe increased by 22 percent or 28 percent in consistent translation rates, primarily due to the sales from Powder Finishing of $52 million since the acquisition. Sales of legacy Graco products in the Industrial segment decreased by 2 percent during 2012 (increased by 3 percent at consistent exchange rates). Sales decreased by 5 percent in the Contractor segment (flat at consistent exchange rates) and increased by 2 percent in the Lubrication segment (7 percent at consistent exchange rates). We continued to see growth during 2012 in the emerging markets of Eastern Europe and the Middle East, though end-markets in many industries remained weak in Western Europe.

In 2012, sales in Asia Pacific grew by 5 percent overall. Sales of Powder Finishing equipment were $22 million since the acquisition. Sales decreased by 7 percent in 2012 for legacy Graco products in the Industrial segment. Sales in the Contractor segment grew by 4 percent and sales in the Lubrication segment decreased by 10 percent. Activity levels in many end-markets remain challenging throughout the region and across product categories.

In 2011, sales in the Americas increased by 17 percent, with increases of 17 percent in the Industrial segment, 13 percent in the Contractor segment and 25 percent in the Lubrication segment as compared to the prior year. Although residential and commercial construction activity remained low, industrial end-markets continued to strengthen in 2011.

In 2011, sales in Europe increased by 19 percent or 14 percent at consistent translation rates, with increases of 23 percent in the Industrial segment, 9 percent in the Contractor segment and 38 percent in the Lubrication segment. We continued to invest during 2011 in commercial resources in the developing economies of Eastern Europe, Middle East and Africa, and despite the Eurozone sovereign debt crisis, industrial and lubrication end-markets continued to grow.

In 2011, sales growth in Asia Pacific was 32 percent or 27 percent at consistent translation rates, with an increase of 31 percent in the Industrial segment, 25 percent in the Contractor segment and 57 percent in the Lubrication segment. Additional commercial resources were added in each segment in Asia Pacific in 2011 with continued focus on adding new distribution.

The following table presents components of net sales change:

2012
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	3%	4%	8%	9%	2%	(5) %	4%
Acquisitions	19%	- %	- %	4%	26%	10%	10%
Currency	(2) %	(1) %	(1) %	- %	(6) %	- %	(1) %

Total	20%	3%	7%	13%	22%	5%	13%

2011
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	20%	11%	30%	16%	14%	27%	18%
Currency	3%	2%	2%	1%	5%	5%	2%

Total	23%	13%	32%	17%	19%	32%	20%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2012	2011	2010
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	45.6	44.1	45.8

Gross profit	54.4	55.9	54.2
Product development	4.8	4.7	5.1
Selling, marketing and distribution	16.2	16.9	18.2
General and administrative	11.2	9.8	10.3

Operating earnings	22.2	24.5	20.6
Interest expense	1.9	1.0	0.5
Other expense (income), net	(1.1)	0.1	0.1

Earnings before income taxes	21.4	23.4	20.0
Income taxes	6.7	7.5	6.2

Net Earnings	14.7%	15.9%	13.8%

2012 Compared to 2011

Operating earnings as a percentage of sales were 22 percent in 2012 as compared to 25 percent in 2011. The impact of purchase accounting related to the Powder Finishing acquisition, higher acquisition/divestiture costs and an increase in pension costs were partially offset by other operating improvements.

Gross profit margin as a percentage of sales was 54 percent in 2012 as compared to 56 percent in 2011. Non-recurring purchase accounting effects totaling $7 million related to acquired inventory with the Powder Finishing operations reduced the gross margin percentage by approximately 1 percentage point. Strong operating performance and cost management improved margins on the legacy Graco operations, partially offsetting the lower margin rates on acquired Powder Finishing operations.

Operating expenses for the year increased $45 million, including $25 million from Powder Finishing operations, an increase of $8 million for acquisition and divestiture costs, an increase of $5 million in product development spending and an increase of $5 million in pension expense. Overall, product development spending was 5 percent of sales in 2012, consistent with 2011.

The purchase of Powder Finishing and Liquid Finishing operations had significant impacts on interest expense (an increase of $10 million for the year) and other expense (income), which included dividend income of $12 million received from the Liquid Finishing businesses held as a cost-method investment.

The effective income tax rate was 31 percent for the year as compared to 32 percent in 2011. The 2012 effective tax rate was reduced by the effect of the investment income from the Liquid Finishing businesses held separate and the effect of a tax rate change on deferred liabilities related to a tax holiday received in a foreign jurisdiction.

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

Total operating expense increased $30 million as compared to 2010, a reduction of 2 percentage points as a percentage of sales from the prior year. The higher costs include $8 million of transaction costs related to the Finishing Brands acquisition, $4 million from currency translation and increased selling and marketing costs, primarily related to promotional activities and additional headcount, primarily in Asia Pacific. Product development was $42 million or 5 percent of sales in 2011. Selling, marketing and distribution costs were $151 million in 2011 as compared to $136 million in 2010. General and administrative costs were $88 million as compared to $77 million in the prior year.

Interest expense was $9 million in 2011 as compared to $4 million in 2010. The amount of debt more than doubled in 2011, as $300 million of proceeds from a private placement of notes were used to repay revolving line of credit borrowings and invested in cash and cash equivalents.

The Company’s effective tax rate was 32 percent in 2011, higher than the effective tax rate of 31percent in 2010. The rate is lower than the U.S. federal statutory rate of 35 percent due primarily to U.S. business credits and the domestic production deduction. Overall, the effect of the business credits and domestic production deductions in 2011 was lower in 2011 as a percentage of pre-tax earnings as compared to the prior year.

Segment Results

The following table presents net sales and operating earnings by business segment (in millions):

	2012	2011	2010
Sales
Industrial	$603	$502	$409
Contractor	299	291	257
Lubrication	110	102	78

Total	$1,012	$895	$744

Operating Earnings
Industrial	$186	$174	$126
Contractor	54	51	37
Lubrication	23	19	9
Unallocated corporate	(38)	(24)	(19)

Total	$225	$220	$153

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2012	2011	2010
Sales
Americas	$261	$220	$187
Europe	184	135	109
Asia Pacific	158	147	113

Total	$603	$502	$409

Components of Net Sales Change
Volume and Price	3%	20%	30%
Acquisitions	19%	- %	- %
Currency	(2) %	3%	1%

Total	20%	23%	31%

Operating Earnings as a Percentage of Sales	31%	35%	31%

In 2012, sales in the Industrial segment totaled $603 million, an increase of 20 percent from the prior year, including $93 million from Powder Finishing operations acquired in April 2012. Without Powder Finishing, sales increased by 10 percent in the Americas, decreased 2 percent in Europe (3 percent increase at consistent translation rates) and decreased 7 percent in Asia Pacific.

Operating earnings as a percentage of sales was 31 percent in 2012 as compared to 35 percent in 2011. Powder Finishing operations contributed to segment earnings, but at a lower rate on sales, which drove the decrease in the operating margin for the Industrial segment.

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

Contractor

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2012	2011	2010
Sales
Americas	$194	$184	$163
Europe	64	68	63
Asia Pacific	41	39	31

Total	$299	$291	$257

Components of Net Sales Change
Volume and Price	4%	11%	23%
Currency	(1) %	2%	- %

Total	3%	13%	23%

Operating Earnings as a Percentage of Sales	18%	17%	14%

In 2012, sales in the Contractor segment increased 3 percent. By geography, sales increased by 5 percent in the Americas, decreased 5 percent in Europe (flat at consistent exchange rates) and increased 4 percent in Asia Pacific.

Higher sales and the leveraging of expenses led to improvement in operating earnings as a percentage of sales.

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

Lubrication

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Lubrication segment (dollars in millions):

	2012	2011	2010
Sales
Americas	$81	$72	$58
Europe	9	8	6
Asia Pacific	20	22	14

Total	$110	$102	$78

Components of Net Sales Change
Volume and Price	8%	30%	33%
Currency	(1) %	2%	2%

Total	7%	32%	35%

Operating Earnings as a Percentage of Sales	20%	18%	11%

In 2012, sales in the Lubrication segment increased 7 percent. By geography, sales increased by 13 percent in the Americas, 2 percent in Europe (7 percent at consistent exchange rates) and decreased 10 percent in Asia Pacific.

Operating earnings were $23 million or 20 percent of sales as compared to $19 million or 18 percent of sales in 2011. Improved gross margin rates and leveraging of expenses led to improvement in operating earnings as a percentage of sales.

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

Unallocated corporate

(in millions)

	2012	2011	2010
Unallocated corporate (expense)	$(38)	$(24)	$(19)

Unallocated corporate includes items such as stock compensation, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions, including expense related to acquisition/divestiture activities. In 2012, acquisition/divestiture expense totaled $16 million, stock compensation totaled $12 million, the non-service portion of pension expense was $8 million and contributions to the Company’s charitable foundation totaled $2 million. In 2011, unallocated corporate included $11 million of stock compensation, $8 million related to acquisition/divestiture activities, $2 million related to the non-service cost portion of pension expense and $2 million of contributions to the Company’s charitable foundation.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2012	2011
Working capital	$625	$452
Current ratio	5.1	4.4
Days of sales in receivables outstanding	62	61
Inventory turnover (LIFO)	4.0	3.8

In 2012, the Company’s financial condition and cash flows from operations were strong at $190 million. Changes in receivables and inventories moderated during 2012 after increasing in 2011. Primary uses of cash included investments in businesses held separate of $427 million, business acquisitions of $240 million, payments on long-term lines of credit of $393 million, capital expenditures of $18 million and dividends of $54 million.

Cash flows from operations totaled $162 million in 2011. The primary uses of cash included increases in inventories of $13 million and accounts receivable of $27 million, capital expenditures of $24 million, dividends of $51 million and share repurchases of $43 million.

Capital Structure. At December 28, 2012, the Company’s capital structure included current notes payable of $8 million, long-term debt of $556 million and shareholders’ equity of $454 million.

Shareholders’ equity increased by $131 million in 2012. The key components of changes in shareholders’ equity include current year earnings of $149 million, reduced by $56 million of dividends declared and increased by $30 million of shares issued.

Liquidity and Capital Resources. At December 28, 2012, the Company had cash totaling $31 million, held in deposit accounts.

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

Under terms of the revolving credit agreement, loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 1 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 2 percent, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.40 percent, depending on the Company’s cash flow leverage ratio.

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

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including Liquid Finishing business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order. The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. The Company believes its investment in the Liquid Finishing businesses, carried at a cost of $427 million, is not impaired.

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. During 2012, the Company received a total of $12 million of dividends from current earnings of the Liquid Finishing businesses.

We expect that we will not be required to make contributions to the funded pension plan under minimum funding requirements in 2013 as sufficient available credits will offset the contribution requirements. We are considering making a voluntary contribution of $10 million in 2013.

On December 28, 2012, the Company had $486 million in lines of credit, of which $207 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2013, including its capital expenditure plan of approximately $25 million, planned dividends (estimated at $61 million) and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2012, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $0.90 to $1.00 per share, an 11 percent increase.

Cash Flow. A summary of cash flow follows (in millions):

	2012	2011	2010
Operating Activities	$190	$162	$101
Investing Activities	(695)	(28)	(19)
Financing Activities	233	160	(77)
Effect of exchange rates on cash	-	-	(1)

Net cash provided (used)	(272)	294	4

Cash and cash equivalents at year-end	$31	$303	$10

Cash Flows From Operating Activities. Net cash provided by operating activities was $190 million in 2012 and $162 million in 2011. During 2012, changes in receivables and inventories moderated after increasing in 2011. Net cash provided by operating activities in 2012 was driven by net income of $149 million and adjustments for depreciation and amortization.

Net cash provided by operating activities was $162 million in 2011 and $101 million in 2010. During 2011, inventories increased by $13 million due to higher sales levels, new products and increased international distribution and accounts receivable increased by $27 million, in-line with higher sales levels.

Cash Flows Used in Investing Activities. During 2012, cash used in investing activities was $695 million, compared to $28 million in 2011. During 2012, cash outflows included an investment in businesses held separate of $427 million, business acquisitions of $240 million and $18 million of additions of property, plant and equipment. During 2011, cash was used to fund $24 million of additions to property, plant and equipment.

Cash Flows Used in Financing Activities. During 2012, cash provided by financing activities was $233 million. We used $350 million of borrowings on a $450 million revolving credit facility to fund business acquisitions and investments. Net payments on outstanding lines of credit, subsequent to the acquisition transaction, were $94 million in 2012 and cash dividends paid totaled $54 million. During 2011, $160 million was provided by financing activities. We entered into note agreements totaling $300 million, using proceeds to repay outstanding amounts on lines of credit. Cash dividends paid totaled $51 million and share repurchases totaled $43 million.

In September 2012, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2015 and 6 million shares remain available under this authorization as of December 28, 2012. The Company may make opportunistic share repurchases in the future.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 28, 2012, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 28, 2012. The Company has also guaranteed the debt of its subsidiaries up to $31 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$556	$-	$-	$256	$300
Operating leases	12	5	5	1	1
Purchase obligations[1]	85	85	-	-	-
Interest on long-term debt	152	18	36	34	64
Unfunded pension and postretirement medical benefits[2]	26	1	5	5	15

Total	$831	$109	$46	$296	$380

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

[2]

The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance. The Company is considering a cash contribution to the funded plan of up to $10 million in 2013.

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

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performs impairment reviews for the Company’s reporting units using a fair-value method based on management’s judgments and assumptions. The Company estimates the fair value of the reporting units by an allocation of market capitalization value, cross-checked by a present value of future cash flows calculation. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Based on our most recent goodwill impairment assessment performed during the fourth quarter of 2012, the fair value of our reporting units substantially exceeded carrying value except for the business acquired in 2012. The fair value of that business still exceeded its carrying value, and the results related to the analysis for that business are in line with management’s expectations given the recent date of appraisal and purchase price allocation.

The Company also performs a separate impairment test for each other intangible asset with indefinite life, based on estimated future use and discounting estimated future cash flows. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Though management considers its judgments and assumptions to be reasonable, changes in economic or market conditions, product offerings or marketing strategies could change the estimated fair values and result in impairment charges.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company maintained its investment return assumption for its U.S. plan at 8.5 percent for 2013 and set the return assumption for its Swiss plan (acquired in 2012) at 3.0 percent. Mortality rates are based on a common group mortality table for males and females.

Net pension cost in 2012 was $15 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 28, 2012, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(21)	$2
Expected return on assets	-	1

Recent Accounting Pronouncements

The accounting standards updates issued by The Financial Accounting Standards Board (FASB) that will be effective for the Company in 2013 will not have a significant impact on the Company’s consolidated financial statements.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 28, 2012, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2012, the effect of the stronger U.S. dollar compared to other currencies (primarily the euro) resulted in a decrease in sales and net earnings of approximately $15 million and $5 million, respectively. In 2011, the calculated translation effect resulted in an increase in net sales and net earnings of approximately $17 million and $7 million, respectively.

2013 Outlook

We expect growth in every region of the world in 2013. In the Americas, the continued recovery in the construction market should provide a tailwind for both our Contractor and Industrial segments. Further, we expect the general economic environment for industrial manufacturing to remain stable in the United States through 2013. Although the economies of Western Europe are still struggling to find their footing, we expect growth from the emerging markets of Eastern Europe to drive moderate growth in the EMEA region in 2013. While our Asia Pacific region will continue to face weak economic conditions and difficult comparables into the first half of 2013, we are hopeful that the business will gain momentum as the year progresses. With a modest increase in volumes, we expect factory performance in 2013 to remain solid and continue to drive profitability. The Graco team is focused on executing our strategies for growth in 2013.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2012 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: changes in laws and regulations; economic conditions in the United States and other major world economies; whether we are able to locate, complete and effectively integrate acquisitions; whether we are able to effectively and timely complete a divestiture of the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval; risks incident to conducting business internationally, including currency fluctuations and political instability; supply interruptions or delays; the ability to meet our customers’ needs, and changes in product demand; new entrants who copy our products or infringe on our intellectual property; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business; compliance with anti-corruption laws; the possibility of decline in purchases from few large customers of the Contractor segment; fluctuations in new construction and remodeling activity; natural disasters; and security breaches. Please refer to Item 1A of this Annual Report on Form 10-K for fiscal year 2012 for a more comprehensive discussion of these and other risk factors. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 8. Financial Statements and Supplementary Data

Page
• Selected Quarterly Financial Data (See Part II, Item 5, Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities)	14
• Management’s Report on Internal Control Over Financial Reporting	29
• Reports of Independent Registered Public Accounting Firm	30
• Consolidated Statements of Earnings for fiscal years 2012, 2011 and 2010	32
• Consolidated Statements of Comprehensive Income for fiscal years 2012, 2011 and 2010	32
• Consolidated Balance Sheets for fiscal years 2012 and 2011	33
• Consolidated Statements of Cash Flows for fiscal years 2012, 2011 and 2010	34
• Consolidated Statements of Shareholders’ Equity for fiscal years 2012, 2011 and 2010	35
• Notes to Consolidated Financial Statements	36

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 28, 2012.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2012, of the Company and our report dated February 19, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 19, 2013

Consolidated Financial Statements

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 28, 2012 and December 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 19, 2013

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share amounts)

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010

Net Sales	$1,012,456	$895,283	$744,065

Cost of products sold	461,926	395,078	340,620

Gross Profit	550,530	500,205	403,445

Product development	48,921	41,554	37,699

Selling, marketing and distribution	163,523	151,276	135,903

General and administrative	113,409	87,861	76,702

Operating Earnings	224,677	219,514	153,141

Interest expense	19,273	9,131	4,184

Other expense (income), net	(11,922)	655	417

Earnings Before Income Taxes	217,326	209,728	148,540

Income taxes	68,200	67,400	45,700

Net Earnings	$149,126	$142,328	$102,840

Basic Net Earnings per Common Share	$2.47	$2.36	$1.71

Diluted Net Earnings per Common Share	$2.42	$2.32	$1.69

Cash Dividends Declared per Common Share	$0.93	$0.86	$0.81

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010

Net Earnings	$149,126	$142,328	$102,840

Other comprehensive income (loss)

Cumulative translation adjustment	(3,206)	-	-

Pension and postretirement medical liability adjustment	(6,171)	(36,760)	(4,297)

Gain (loss) on interest rate hedge contracts	-	454	3,268

Income taxes

Pension and postretirement medical liability adjustment	2,113	12,436	1,522

Gain (loss) on interest rate hedge contracts	-	(168)	(1,209)

Other comprehensive income (loss)	(7,264)	(24,038)	(716)

Comprehensive Income	$141,862	$118,290	$102,124

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2012	December 30, 2011

ASSETS

Current Assets

Cash and cash equivalents	$31,120	$303,150

Accounts receivable, less allowances of $6,600 and $5,500	172,143	150,912

Inventories	121,549	105,347

Deferred income taxes	17,742	17,674

Investment in businesses held separate	426,813	-

Other current assets	7,629	5,887

Total current assets	776,996	582,970

Property, Plant and Equipment, net	151,544	138,248

Goodwill	181,228	93,400

Other Intangible Assets, net	151,773	18,118

Deferred Income Taxes	38,550	29,752

Other Assets	21,643	11,821

Total Assets	$1,321,734	$874,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Notes payable to banks	$8,133	$8,658

Trade accounts payable	28,938	27,402

Salaries and incentives	34,001	32,181

Dividends payable	15,206	13,445

Other current liabilities	65,393	49,596

Total current liabilities	151,671	131,282

Long-term Debt	556,480	300,000

Retirement Benefits and Deferred Compensation	137,779	120,287

Deferred Income Taxes	21,690	-

Commitments and Contingencies (Note K)

Shareholders’ Equity

Common stock, $1 par value; 97,000,000 shares authorized; 60,766,849 and 59,747,342 shares outstanding in 2012 and 2011	60,767	59,747

Additional paid-in-capital	287,795	242,007

Retained earnings	189,297	97,467

Accumulated other comprehensive income (loss)	(83,745)	(76,481)

Total shareholders’ equity	454,114	322,740

Total Liabilities and Shareholders’ Equity	$1,321,734	$874,309

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 28, 2012	December 30, 2011	December 31, 2010

Cash Flows From Operating Activities

Net earnings	$149,126	$142,328	$102,840

Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation and amortization	38,762	32,483	33,973

Deferred income taxes	(10,786)	(1,814)	(4,248)

Share-based compensation	12,409	10,994	10,024

Excess tax benefit related to share-based payment arrangements	(4,217)	(2,195)	(1,988)

Change in

Accounts receivable	(2,752)	(26,767)	(23,285)

Inventories	5,941	(13,440)	(32,997)

Trade accounts payable	(952)	5,974	1,670

Salaries and incentives	(4,251)	(3,469)	20,453

Retirement benefits and deferred compensation	3,209	7,228	(1,428)

Other accrued liabilities	3,288	8,148	(18)

Other	(95)	2,574	(3,873)

Net cash from operating activities	189,682	162,044	101,123

Cash Flows From Investing Activities

Property, plant and equipment additions	(18,234)	(23,854)	(16,620)

Acquisition of businesses, net of cash acquired	(240,068)	(2,139)	-

Investment in businesses held separate	(426,813)	-	-

Other	(9,405)	(2,004)	(2,149)

Net cash used in investing activities	(694,520)	(27,997)	(18,769)

Cash Flows From Financing Activities

Borrowings (payments) on short-term lines of credit, net	(619)	497	(3,205)

Borrowings on notes and long-term line of credit	649,325	402,175	140,540

Payments on long-term line of credit	(392,845)	(172,430)	(156,545)

Payments of debt issuance costs	(1,921)	(1,131)	-

Excess tax benefit related to share-based payment arrangements	4,217	2,195	1,988

Common stock issued	30,194	22,231	12,794

Common stock repurchased	(1,378)	(43,250)	(24,218)

Cash dividends paid	(54,302)	(50,646)	(48,146)

Net cash from (used in) financing activities	232,671	159,641	(76,792)

Effect of exchange rate changes on cash	137	(129)	(1,383)

Net increase (decrease) in cash and cash equivalents	(272,030)	293,559	4,179

Cash and Cash Equivalents

Beginning of year	303,150	9,591	5,412

End of year	$31,120	$303,150	$9,591

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balance December 25, 2009	$59,999	$190,261	$11,121	$(51,727)	$209,654

Shares issued	875	11,919	-	-	12,794

Shares repurchased	(826)	(2,619)	(20,773)	-	(24,218)

Stock compensation cost	-	10,024	-	-	10,024

Tax benefit related to stock options exercised	-	2,488	-	-	2,488

Net earnings	-	-	102,840	-	102,840

Dividends declared	-	-	(48,752)	-	(48,752)

Other comprehensive income (loss)	-	-	-	(716)	(716)

Balance December 31, 2010	60,048	212,073	44,436	(52,443)	264,114

Shares issued	898	22,360	-	-	23,258

Shares repurchased	(1,199)	(4,236)	(37,815)	-	(43,250)

Stock compensation cost	-	10,142	-	-	10,142

Tax benefit related to stock options exercised	-	2,695	-	-	2,695

Restricted stock issued	-	(1,027)	-	-	(1,027)

Net earnings	-	-	142,328	-	142,328

Dividends declared	-	-	(51,482)	-	(51,482)

Other comprehensive income (loss)	-	-	-	(24,038)	(24,038)

Balance December 30, 2011	59,747	242,007	97,467	(76,481)	322,740

Shares issued	1,048	29,146	-	-	30,194

Shares repurchased	(28)	(116)	(1,234)	-	(1,378)

Stock compensation cost	-	11,941	-	-	11,941

Tax benefit related to stock options exercised	-	4,817	-	-	4,817

Net earnings	-	-	149,126	-	149,126

Dividends declared	-	-	(56,062)	-	(56,062)

Other comprehensive income (loss)	-	-	-	(7,264)	(7,264)

Balance December 28, 2012	$60,767	$287,795	$189,297	$(83,745)	$454,114

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graco Inc. and Subsidiaries

Years Ended December 28, 2012, December 30, 2011 and December 31, 2010

A.  Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2010, was a 53-week year. Years ended December 28, 2012 and December 30, 2011, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all significant intercompany balances and transactions. As of December 28, 2012, all subsidiaries are 100 percent owned.

As more fully described in Note L, the Company purchased the Powder Finishing and Liquid Finishing businesses in April 2012. The FTC issued an order requiring the Company to hold the Liquid Finishing businesses separate from the rest of the Company’s businesses until the FTC determines which portions of the businesses must be divested. Under terms of the hold separate order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, the Company has determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Furthermore, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses, totaling $427 million, has been reflected as a cost-method investment on the Consolidated Balance Sheet as of December 28, 2012, and their results of operations have not been consolidated with those of the Company.

Foreign Currency Translation. The functional currency of certain subsidiaries related to the businesses acquired in April 2012, is the local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income (loss). The U.S. dollar is the functional currency for all other foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of those subsidiaries are included in other expense, net.

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

Fair Value Measurements. The three levels of inputs in the fair value measurement hierarchy are as follows:

Level 1 – based on quoted prices in active markets for identical assets

Level 2 – based on significant observable inputs

Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2012	2011
Assets
Cash surrender value of life insurance	2	$9,483	$7,523
Forward exchange contracts	2	491	98

Total assets at fair value		$9,974	$7,621

Liabilities
Deferred compensation	2	$1,759	$1,545

Contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans are held in trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in certain deferred compensation plans. The deferred compensation liability balances are valued based on amounts allocated by participants to the underlying performance measurement funds.

The Company’s policy and accounting for forward exchange contracts are described below, in Derivative Instruments and Hedging Activities.

Disclosures related to non-recurring fair value measurements are included below in Impairment of Long-Lived Assets, in Note F (Debt) and in Note J (Retirement Benefits).

Cash Equivalents. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable. Accounts receivable includes trade receivables of $161 million in 2012 and $148 million in 2011. Other receivables totaled $11 million in 2012 and $3 million in 2011.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2012	2011
Prepaid income taxes	$2,155	$2,833
Prepaid expenses and other	5,474	3,054

Total	$7,629	$5,887

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Contractor	Lubrication	Total
December 28, 2012
Beginning balance	$61,171	$12,732	$19,497	$93,400
Additions from business acquisitions	89,044	-	-	89,044
Foreign currency translation	(1,216)	-	-	(1,216)

Ending balance	$148,999	$12,732	$19,497	$181,228

December 30, 2011
Beginning balance	$59,511	$12,732	$19,497	$91,740
Additions from business acquisitions	1,660	-	-	1,660

Ending balance	$61,171	$12,732	$19,497	$93,400

Components of other intangible assets were (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
December 28, 2012
Customer relationships	2 - 14	$132,245	$(30,041)	$(1,510)	$100,694
Patents, proprietary technology and product documentation	3 - 11	20,830	(9,679)	(147)	11,004
Trademarks, trade names and other	1 - 5	85	(27)	-	58

		153,160	(39,747)	(1,657)	111,756
Not Subject to Amortization
Brand names		40,580	-	(563)	40,017

Total		$193,740	$(39,747)	$(2,220)	$151,773

December 30, 2011
Customer relationships	2 - 8	$40,925	$(30,788)	$(181)	$9,956
Patents, proprietary technology and product documentation	3 - 10	14,668	(10,570)	(87)	4,011
Trademarks, trade names and other	2 - 3	6,140	(5,169)	-	971

		61,733	(46,527)	(268)	14,938
Not Subject to Amortization
Brand names		3,180	-	-	3,180

Total		$64,913	$(46,527)	$(268)	$18,118

Amortization of intangibles was $15.0 million in 2012 and $10.9 million in 2011. Estimated future annual amortization is as follows: $12.5 million in 2013, $9.2 million in 2014, $8.7 million in 2015, $8.4 million in 2016, $8.2 million in 2017 and $64.7 million thereafter.

Other Assets. Components of other assets were (in thousands):

	2012	2011
Cash surrender value of life insurance	$9,483	$7,523
Capitalized software	3,291	2,021
Equity method investment	5,224	-
Deposits and other	3,645	2,277

Total	$21,643	$11,821

The Company paid $1.5 million in each of 2012 and 2011 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2012, 2011 and 2010.

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

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2012	2011

Accrued self-insurance retentions	$6,952	$6,563
Accrued warranty and service liabilities	7,943	6,709
Accrued trade promotions	5,669	5,852
Payable for employee stock purchases	7,203	6,607
Customer advances and deferred revenue	10,617	280
Income taxes payable	4,305	2,689
Other	22,704	20,896

Total	$65,393	$49,596

The increase in customer advances and deferred revenue is related to business acquisitions (see Note L).

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

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2012	2011
Balance, beginning of year	$6,709	$6,862
Assumed in business acquisition	1,121	-
Charged to expense	6,182	5,110
Margin on parts sales reversed	2,244	2,676
Reductions for claims settled	(8,313)	(7,939)

Balance, end of year	$7,943	$6,709

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

Shipping and Handling. Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold in the accompanying Consolidated Statements of Income. Amounts billed to customers for shipping and handling are included in net sales.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 28, 2012 totaled $24 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	2012	2011
Gain (loss) on foreign currency forward contracts
Gains		$553	$218
Losses		(62)	(120)

Net	Accounts receivable	$491	$98

Quarterly Financial Information (unaudited). Quarterly financial information for 2012 and 2011 is included within Part II, Item 5 of this Form 10-K. There were no extraordinary, unusual, or infrequently occurring items recognized in the fourth quarter that materially impacted the results of the quarter.

Recent Accounting Pronouncements. The accounting standards updates issued by The Financial Accounting Standards Board (FASB) that will be effective for the Company in 2013 will not have a significant impact on the Company’s consolidated financial statements.

B. Segment Information

The Company has three reportable segments: Industrial (which aggregates three operating segments), Contractor and Lubrication. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and truck assembly and components plants, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, corrosion control, texture, and line striping. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, service garages, fleet service centers, automobile dealerships, the mining industry and industrial lubrication applications. All segments market parts and accessories for their products.

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

Reportable Segments (in thousands)	2012	2011	2010
Net Sales
Industrial	$603,398	$501,841	$409,569
Contractor	298,811	290,732	256,588
Lubrication	110,247	102,710	77,908

Total	$1,012,456	$895,283	$744,065

Operating Earnings
Industrial	$186,129	$173,694	$126,266
Contractor	54,310	50,581	36,952
Lubrication	22,535	18,928	8,897
Unallocated corporate (expense)	(38,297)	(23,689)	(18,974)

Total	$224,677	$219,514	$153,141

Assets
Industrial	$567,879	$302,805
Contractor	141,094	146,556
Lubrication	84,079	91,137
Unallocated corporate	528,682	333,811

Total	$1,321,734	$874,309

Unallocated corporate (expense) is not included in management’s measurement of segment performance and includes such items as acquisition and divestiture transaction costs, stock compensation, bad debt expense, charitable contributions and certain portions of pension expense. Unallocated assets include cash, allowances and valuation reserves, deferred income taxes, certain capital items and other assets.

Geographic Information (in thousands)	2012	2011	2010
Net sales (based on customer location)
United States	$440,757	$394,318	$341,009
Other countries	571,699	500,965	403,056

Total	$1,012,456	$895,283	$744,065

Long-lived assets
United States	$119,331	$120,119
Other countries	32,213	18,129

Total	$151,544	$138,248

Sales to Major Customers

There were no customers that accounted for 10 percent or more of consolidated sales in 2012, 2011 or 2010.

C. Inventories

Major components of inventories were as follows (in thousands):

	2012	2011
Finished products and components	$58,703	$51,943
Products and components in various stages of completion	44,001	39,268
Raw materials and purchased components	59,190	54,561

	161,894	145,772
Reduction to LIFO cost	(40,345)	(40,425)

Total	$121,549	$105,347

Inventories valued under the LIFO method were $72.6 million for both 2012 and 2011. All other inventory was valued on the FIFO method.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2012	2011
Land and improvements	$16,261	$11,373
Buildings and improvements	115,774	104,567
Manufacturing equipment	214,073	205,522
Office, warehouse and automotive equipment	33,388	29,499
Additions in progress	9,571	7,274

Total property, plant and equipment	389,067	358,235
Accumulated depreciation	(237,523)	(219,987)

Net property, plant and equipment	$151,544	$138,248

Depreciation expense was $22.2 million in 2012, $20.6 million in 2011 and $21.2 million in 2010.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2012	2011	2010
Domestic	$184,132	$186,374	$137,213
Foreign	33,194	23,354	11,327

Total	$217,326	$209,728	$148,540

Income tax expense consists of (in thousands):

	2012	2011	2010
Current
Domestic
Federal	$61,989	$58,192	$43,580
State and local	5,180	3,920	2,200
Foreign	11,218	7,161	4,151

	78,387	69,273	49,931

Deferred
Domestic	(5,431)	(1,496)	(2,364)
Foreign	(4,756)	(377)	(1,867)

	(10,187)	(1,873)	(4,231)

Total	$68,200	$67,400	$45,700

Income taxes paid were $71.7 million, $61.3 million and $55.7 million in 2012, 2011 and 2010.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2012	2011	2010
Statutory tax rate	35%	35%	35%
Tax effect of international operations	(1)	-	1
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	-	(2)	(2)
Domestic production deduction	(2)	(3)	(3)
Change in unrecognized tax benefits	-	-	(2)
Dividends from Liquid Finishing	(2)	-	-
Other	-	1	1

Effective tax rate	31%	32%	31%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows (in thousands):

	2012	2011
Inventory valuations	$8,289	$8,309
Self-insurance retention accruals	2,035	1,918
Warranty reserves	2,091	2,114
Vacation accruals	2,406	2,270
Bad debt reserves	1,753	1,647
Other	1,168	1,416

Deferred income taxes, current	17,742	17,674
Included in other current liabilities	(1,042)	-

Total Current	16,700	17,674

Unremitted earnings of consolidated foreign subsidiaries	(4,016)	(2,416)
Excess of tax over book depreciation	(42,195)	(23,267)
Pension liability	36,821	32,769
Postretirement medical	7,998	7,752
Acquisition costs	4,024	1,512
Stock compensation	13,046	11,531
Deferred compensation	982	888
Other	200	983

Total Non-current	16,860	29,752

Net deferred tax assets	$33,560	$47,426

Total deferred tax assets were $93.2 million and $84.6 million, and total deferred tax liabilities were $59.6 million and $37.2 million on December 28, 2012, and December 30, 2011.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate December 28, 2012	Maturity	2012	2011
Private placement unsecured fixed-rate notes
Series A	4.00%	March 2018	$75,000	$75,000
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	1.46%	March 2017	256,480	-
Notes payable to banks	0.99%	2013	8,133	8,658

Total debt, including current portion			$564,613	$308,658

The estimated fair value of debt with fixed interest rates was $330 million on December 28, 2012 and $320 million on December 30, 2011. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of an amendment to a new unsecured revolving credit agreement. The new agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Under terms of the revolving credit agreement, loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 1 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 2 percent, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.40 percent, depending on the Company’s cash flow leverage ratio.

On December 28, 2012, the Company had $486 million in lines of credit, including the $450 million in committed credit facilities described above and $36 million with foreign banks. The unused portion of committed credit lines was $207 million as of December 28, 2012. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $16 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

Annual maturities of debt are as follows (in thousands):

2013	$8,133
2014	-
2015	-
2016	-
2017	256,480
Thereafter	300,000

Interest paid on debt during 2012, 2011 and 2010 was $19.0 million, $8.7 million and $4.4 million.

G. Shareholders’ Equity

At December 28, 2012, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

The Company maintained a plan in which one preferred share purchase right (Right) existed for each common share of the Company. Each Right entitled its holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $150, subject to adjustment. The Rights were exercisable only if a person or group acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock. On February 15, 2013, the Company terminated the plan and all of the Rights expired.

Components of accumulated other comprehensive income (loss) were (in thousands):

	2012	2011

Pension and postretirement medical liability adjustment	$(79,716)	$(75,658)
Cumulative translation adjustment	(4,029)	(823)

Total	$(83,745)	$(76,481)

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $408,000 in 2012, $291,000 in 2011 and $263,000 in 2010. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 7,656 shares in 2012, 8,190 shares in 2011 and 10,104 shares in 2010. The expense related to this arrangement is not significant. The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to this plan was $470,000 in 2012 and $851,000 in 2011.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2009	4,813	28.98	2,445	28.38
Granted	1,201	30.66
Exercised	(429)	14.45
Canceled	(76)	33.04

Outstanding, December 31, 2010	5,509	30.42	2,980	31.99
Granted	569	43.15
Exercised	(553)	26.19
Canceled	(47)	35.55

Outstanding, December 30, 2011	5,478	32.12	3,211	32.27
Granted	566	50.33
Exercised	(805)	27.14
Canceled	(47)	35.24

Outstanding, December 28, 2012	5,192	$34.85	3,194	$32.99

The following table summarizes information for options outstanding and exercisable at December 28, 2012 (in thousands, except per share and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$ 16-25	969	6	$20.78	672	$20.73
$ 25-35	1,030	5	28.06	671	28.61
$ 35-45	2,530	5	39.09	1,803	38.80
$ 45-55	663	9	49.81	48	47.89

$ 16-55	5,192	6	$34.85	3,194	$32.99

The aggregate intrinsic value of exercisable option shares was $57.0 million as of December 28, 2012, with a weighted average contractual term of 4.8 years. There were approximately 5.2 million vested share options and share options expected to vest as of December 28, 2012, with an aggregate intrinsic value of $82.9 million, a weighted average exercise price of $34.81 and a weighted average contractual term of 6.0 years.

Information related to options exercised follows (in thousands):

	2012	2011	2010
Cash received	$21,687	$14,476	$6,203
Aggregate intrinsic value	18,195	10,485	7,747
Tax benefit realized	6,200	3,500	2,800

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 238,621 shares under this plan in 2012, 313,013 shares in 2011 and 435,684 shares in 2010.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 28, 2012
Stock Incentive Plan (2010)	5,100	3,451
Employee Stock Purchase Plan (2006)	7,000	5,484

Total	12,100	8,935

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 28, 2012, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost of $12.4 million in 2012, $11.0 million in 2011 and $10.0 million in 2010, which reduced net income by $9.5 million, or $0.15 per weighted common share in 2012, $8.4 million, or $0.14 per weighted common share in 2011 and $7.4 million, or $0.12 per weighted common share in 2010. As of December 28, 2012, there was $8.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2012	2011	2010
Expected life in years	6.5	6.5	5.7
Interest rate	1.3%	2.8%	2.4%
Volatility	36.6%	33.7%	34.8%
Dividend yield	1.8%	2.0%	2.7%
Weighted average fair value per share	$15.60	$13.35	$8.26

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

	2012	2011	2010
Expected life in years	1.0	1.0	1.0
Interest rate	0.2%	0.3%	0.3%
Volatility	40.6%	27.8%	42.8%
Dividend yield	1.7%	2.1%	2.9%
Weighted average fair value per share	$15.58	$10.05	$8.48

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2012	2011	2010
Net earnings available to common shareholders	$149,126	$142,328	$102,840

Weighted average shares outstanding for basic earnings per share	60,451	60,286	60,209
Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,260	1,084	594

Weighted average shares outstanding for diluted earnings per share	61,711	61,370	60,803

Basic earnings per share	$2.47	$2.36	$1.71
Diluted earnings per share	$2.42	$2.32	$1.69

Stock options to purchase 0.6 million, 1.6 million and 1.7 million shares were not included in the 2012, 2011 and 2010 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $5.6 million in 2012, $4.2 million in 2011 and $3.7 million in 2010.

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

In 2012, the Company assumed the obligations and assets of a defined contribution plan with a guaranteed return that covers employees of an acquired business in Switzerland. The Swiss plan is funded by company and employee contributions. Funds are invested primarily in high-grade bond and equity mutual funds.

Investment policies and strategies of the U.S. funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds, real estate and the Company’s common stock. The midpoints of the ranges of strategic target allocations for plan assets are 55 percent equity securities, 25 percent fixed income securities and 20 percent real estate and alternative investments.

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. Equity securities are valued using quoted prices in active markets. The fair values for commingled equity and fixed-income funds, international equity funds, and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Commingled fund and international equity funds are classified as level 2 because the net asset value is not directly traded on an active exchange. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 or 60 days advance notice, while most of the funds allow redemptions daily.

Level 3 assets consist of investments in real estate investment trust funds whose assets are valued at least annually by independent appraisal firms, using market, income and cost approaches. Significant unobservable quantitative inputs used in determining the fair value of each investment include cash flow assumptions, capitalization rates and discount rates. These inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in cash flows, discount rates and terminal capitalization rates will result in increases or decreases in the fair values of these investments. It is not possible for us to predict the effect of future economic or market conditions on the estimated fair values of plan assets.

Plan assets by category and fair value measurement level were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 28, 2012
Equity
Graco common stock	$7,196	$7,196	$-	$-
U.S. Large Cap	78,263	-	78,263	-
U.S. Small/Mid Cap	12,282	-	12,282	-
International	67,459	-	67,459	-

Total Equity	165,200	7,196	158,004	-
Fixed income	63,592	-	63,592	-
Real estate and other	17,814	2,676	-	15,138

Total	$246,606	$9,872	$221,596	$15,138

December 30, 2011
Equity
Graco common stock	$13,892	$13,892	$-	$-
U.S. Large Cap	55,501	-	55,501	-
U.S. Small/Mid Cap	12,073	-	12,073	-
International	45,303	-	45,303	-

Total Equity	126,769	13,892	112,877	-
Fixed income	42,744	-	42,744	-
Real estate and other	11,806	2,559	-	9,247

Total	$181,319	$16,451	$155,621	$9,247

A reconciliation of the beginning and ending balances of level 3 plan assets follows:

	2012	2011
Balance, beginning of year	$9,247	$8,162
Pension assets of acquired businesses	5,216	-
Purchases	4,443	2,279
Redemptions	(4,891)	(2,410)
Change in unrealized gains (losses)	1,123	1,216

Balance, end of year	$15,138	$9,247

The Company uses a year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 28, 2012, and December 30, 2011, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011
Change in benefit obligation
Obligation, beginning of year	$278,611	$245,305	$23,445	$23,059
Pension obligation of acquired businesses	39,139	-	-	-
Service cost	6,414	4,429	589	602
Interest cost	13,729	13,072	986	1,219
Actuarial loss (gain)	31,869	26,010	(294)	(42)
Benefit payments	(9,717)	(9,956)	(1,254)	(1,393)
Exchange rate changes	(344)	(249)	-	-

Obligation, end of year	$359,701	$278,611	$23,472	$23,445

Change in plan assets
Fair value, beginning of year	$181,319	$191,309	$-	$-
Pension assets of acquired businesses	32,132	-	-	-
Actual return on assets	30,861	(778)	-	-
Employer contributions	12,437	744	1,254	1,393
Benefit payments	(9,717)	(9,956)	(1,254)	(1,393)
Exchange rate changes	(426)	-	-	-

Fair value, end of year	$246,606	$181,319	$-	$-

Funded status	$(113,095)	$(97,292)	$(23,472)	$(23,445)

Amounts recognized in consolidated balance sheets
Current liabilities	$850	$751	$1,254	$1,511
Non-current liabilities	112,245	96,541	22,218	21,934

Total liabilities	$113,095	$97,292	$23,472	$23,445

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $330 million for 2012 and $261 million for 2011. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2012	2011
Projected benefit obligation	$359,701	$278,611
Accumulated benefit obligation	329,530	261,098
Fair value of plan assets	246,606	181,319

The components of net periodic benefit cost for the plans for 2012, 2011 and 2010 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010
Service cost-benefits earned during the period	$6,414	$4,429	$4,225	$589	$602	$550
Interest cost on projected benefit obligation	13,729	13,072	12,769	986	1,219	1,239
Expected return on assets	(15,907)	(15,802)	(13,819)	-	-	-
Amortization of prior service cost (credit)	(5)	(5)	87	(658)	(658)	(658)
Amortization of net loss (gain)	10,814	5,819	5,964	395	568	465
Cost of pension plans which are not significant and have not adopted ASC 715	121	97	91	N/A	N/A	N/A

Net periodic benefit cost	$15,166	$7,610	$9,317	$1,312	$1,731	$1,596

Amounts recognized in other comprehensive (income) loss in 2012 and 2011 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011
Net loss (gain) arising during the period	$17,011	$42,526	$(294)	$(42)
Amortization of prior service credit (cost)	5	5	658	658
Amortization of net gain (loss)	(10,814)	(5,819)	(395)	(568)

Total	$6,202	$36,712	$(31)	$48

Amounts included in accumulated other comprehensive (income) loss as of December 28, 2012 and December 30, 2011, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2012	2011	2012	2011
Prior service cost (credit)	$(123)	$(158)	$(3,101)	$(3,759)
Net loss	121,146	114,978	6,385	7,074

Net before income taxes	121,023	114,820	3,284	3,315
Income taxes	(43,409)	(41,284)	(1,182)	(1,193)

Net	$77,614	$73,536	$2,102	$2,122

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2013 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$-	$(658)
Net loss (gain)	9,877	453

Net before income taxes	9,877	(205)
Income taxes	(3,556)	74

Net	$6,321	$(131)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2012	2011	2012	2011
U.S. Plans
Discount rate	4.2%	4.6%	4.2%	4.6%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Non-U.S. Plans
Discount rate	2.3%	4.9%	N/A	N/A
Rate of compensation increase	1.3%	3.0%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2012	2011	2010	2012	2011	2010
U.S. Plans
Discount rate	4.6%	5.5%	6.0%	4.6%	5.5%	6.0%
Rate of compensation increase	3.0%	3.8%	3.8%	N/A	N/A	N/A
Expected return on assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	2.9%	4.7%	6.0%	N/A	N/A	N/A
Rate of compensation increase	1.2%	3.0%	3.8%	N/A	N/A	N/A
Expected return on assets	3.0%	N/A	N/A	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 7.8 percent for 2013, decreasing each year to a constant rate of 4.5 percent for 2026 and thereafter, subject to the plan’s annual increase limitation.

At December 28, 2012, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $0.8 million to its unfunded pension plans and $1.3 million to the postretirement medical plan in 2013. The Company expects that contributions to the funded pension plan under minimum funding requirements for 2013 will not exceed $10 million, and that the amounts payable in 2013 may be eliminated by available credits. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2013	$12,395	$1,254
2014	13,346	1,300
2015	13,936	1,373
2016	14,973	1,444
2017	16,177	1,517
Years 2018 - 2022	94,447	8,516

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $12.3 million at December 28, 2012, payable as follows (in thousands):

	Buildings	Vehicles & Equipment	Total
2013	$1,423	$3,214	$4,637
2014	879	2,265	3,144
2015	527	1,302	1,829
2016	36	828	864
2017	36	479	515
Thereafter	633	717	1,350

Total	$3,534	$8,805	$12,339

Total rental expense was $3.3 million for 2012, $3.0 million for 2011 and $2.3 million for 2010.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $57 million at December 28, 2012. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $27 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 28, 2012. The Company has also guaranteed the debt of its subsidiaries for up to $31 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

As more fully described in Note L, under terms of orders issued by the FTC, the Company is required to separately maintain the Liquid Finishing businesses as viable and competitive while it seeks a buyer for those businesses. The Company’s maximum exposure to loss as a result of its involvement with the Liquid Finishing businesses would include the entirety of its investment of $427 million and reimbursement of losses of the operations of the Liquid Finishing businesses in accordance with the hold separate order, which cannot be quantified. The operating earnings of the Liquid Finishing businesses total $40 million (unaudited) since the date of acquisition, and no additional financial resources were required to be funded by the Company.

L. Acquisitions

On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. The acquisition includes powder and liquid finishing equipment operations, technologies and brands. In Powder Finishing, Graco acquired the Gema® businesses. Gema is a global leader in powder coating technology, a market in which Graco had no previous product offerings, with global manufacturing and distribution capabilities. Results of the Powder Finishing businesses, including sales of $93 million and net operating earnings of $9 million, have been included in the Industrial segment since the date of acquisition. In Liquid Finishing, Graco acquired the Binks® spray finishing equipment businesses, DeVilbiss® spray guns and accessories businesses, Ransburg® electrostatic equipment and accessories businesses, and BGK curing technology businesses.

Sales of the ITW Finishing Group were $375 million in 2011, of which Powder Finishing contributed approximately one-third and Liquid Finishing contributed approximately two-thirds. Acquisition and divestiture-related expenses are included in general and administrative expense in the Company’s consolidated statements of earnings, and totaled $16 million in 2012 and $8 million in 2011.

In December 2011, the FTC filed a formal complaint to challenge the proposed acquisition on the grounds that the addition of the Liquid Finishing businesses to Graco would be anti-competitive, a position which Graco denied. In March 2012, the FTC issued an order that allowed the acquisition to proceed to closing on April 2, 2012, subject to certain conditions, while it evaluated a settlement proposal from Graco. Pursuant to the order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses until the FTC determined which portions of the Liquid Finishing businesses Graco must divest.

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. While it seeks a buyer, Graco must continue to hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive. In accordance with the hold separate order, the Liquid Finishing business is managed independently by experienced Liquid Finishing business managers, under the supervision of a trustee appointed by the FTC, who reports directly to the FTC.

The hold separate order requires the Company to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition.

Under terms of the hold separate order, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses, totaling $427 million, has been reflected as a cost-method investment on the Consolidated Balance Sheet as of December 28, 2012, and its results of operations have not been consolidated with those of the Company.

As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $12 million received in 2012 are included in other expense (income) on the Consolidated Statements of Earnings. The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of December 28, 2012, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Sales and operating earnings of the Liquid Finishing businesses for the years 2012 and 2011 were as follows (unaudited, in thousands):

	2012	2011
Net Sales	$269,099	$253,765
Operating Earnings	52,256	43,953

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

Cash and cash equivalents	$6,007
Accounts receivable	17,835
Inventories	21,733
Other current assets	2,534
Property, plant and equipment	18,359
Other non-current assets	50
Identifiable intangible assets	150,500
Goodwill	86,056

Total assets acquired	303,074
Current liabilities assumed	(27,434)
Non-current liabilities assumed	(7,984)
Deferred income taxes	(26,105)

Net assets acquired, Powder Finishing	241,551
Investment in businesses held separate	426,813

Total purchase consideration	$668,364

Identifiable intangible assets and estimated useful life are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$103,500	14
Developed technology	9,600	11
Trade names	37,400	Indefinite

Total identifiable intangible assets	$150,500

The Company adjusted the preliminary purchase price allocation in the fourth quarter of 2012 to recognize deferred tax liability on certain identifiable intangible assets, which resulted in an $8 million increase in goodwill. Substantially none of the goodwill acquired in 2012 is deductible for tax purposes. The Company completed other business acquisitions in 2012 and 2011 that were not material to the consolidated financial statements.

The following unaudited pro forma information reflects the combined results of Graco and Powder Finishing operations as if the acquisition had occurred at the beginning of 2011 (unaudited, in thousands, except per share amounts):

	2012	2011
Net Sales	$1,042,701	$1,020,823
Operating Earnings	249,789	236,284
Net Earnings	153,008	147,290
Basic earnings per share	2.53	2.44
Diluted earnings per share	2.48	2.40

Additional depreciation and amortization of $2 million and $8 million are reflected in the 2012 and 2011 pro forma results, respectively, as if the acquisition of Powder Finishing had occurred at the beginning of 2011. Non-recurring acquisition expenses of

$16 million were eliminated from the 2012 pro forma results, and $8 million were eliminated from the 2011 pro forma results. Purchase accounting effects of $7 million related to inventory were removed from 2012 and reflected in 2011.

To the extent that the Liquid Finishing business generates funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. Net earnings of the Liquid Finishing business, from which dividends could have been paid, subject to funds availability, were $32 million in 2012 and $31 million in 2011. For pro forma purposes, dividend income from Liquid Finishing of $12 million was eliminated from other income in 2012.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2012 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2012 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of Our Company” in Part I of this 2012 Annual Report on Form 10-K and the information under the heading “Board of Directors” of our Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on April 26, 2013 (the “Proxy Statement”), is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Committees of the Board of Directors” of our Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Our Company has adopted Corporate Governance Guidelines and Charters for each of the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. We have also issued Code of Ethics and Business Conduct (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries, representative offices and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Code of Ethics, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements
		See Part II

	(2)	Financial Statement Schedule
		Schedule II – Valuation and Qualifying Accounts	58

		All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

	(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	60
		Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries

(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves [1]	Other add (deduct)[2]	Balance at end of year
Year ended
December 28, 2012
Allowance for doubtful accounts	$1,400	$500	$100	$300	$2,100
Allowance for returns and credits	4,100	13,700	13,300	-	4,500

	$5,500	$14,200	$13,400	$300	$6,600

December 30, 2011
Allowance for doubtful accounts	$1,300	$500	$400	$-	$1,400
Allowance for returns and credits	4,300	12,500	12,700	-	4,100

	$5,600	$13,000	$13,100	$-	$5,500

December 31, 2010
Allowance for doubtful accounts	$2,100	$1,400	$2,200	$-	$1,300
Allowance for returns and credits	4,400	10,800	10,900	-	4,300

	$6,500	$12,200	$13,100	$-	$5,600

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

Graco Inc.

/s/ PATRICK J. MCHALE	February 19, 2013
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 19, 2013
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. GRANER	February 19, 2013
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 19, 2013
Caroline M. Chambers
Vice President and Corporate Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
William G. Van Dyke	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 19, 2013
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated April 14, 2011, by and among Graco Inc., Graco Holdings Inc., Graco Minnesota Inc., Illinois Tool Works Inc. and ITW Finishing LLC (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 15, 2011.) First Amendment dated April 2, 2012. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 2, 2012.)

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

*10.1	Executive Officer Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s 2008 Annual Report on Form 10-K.)

*10.2	Executive Officer Annual Incentive Bonus Plan as amended and restated December 23, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s 2008 Annual Report on Form 10-K.)

*10.3	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 7, 2012.)

10.4	Employee Stock Incentive Plan, as adopted by the Board of Directors on February 19, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s 2002 Annual Report on Form 10-K.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.5	Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.6	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.7	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.8	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.9	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K.) Second Amendment dated October 25, 2012.

*10.10	Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth

Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.)

*10.11	Graco Inc. Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.12	Form of Amendment to Executive Officer and Non-Employee Director Stock Options to Permit Net Exercises, as adopted by the Board of Directors February 17, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.22 to the Company’s 2002 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.14	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.) Amended and restated form of agreement for awards made to nonemployee directors in 2009. (Incorporated by reference to Exhibit 10.14 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.15	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.16 to the Company’s 2010 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors in 2012. (Incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 2002.) Amended form of agreement for awards made to executive officers in 2003. (Incorporated by reference to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K.) Amended form of agreement for awards made to executive officers in 2004, 2005 and 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.17	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006) in 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.18	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.) Amended form of agreement for awards made to executive officers in 2012 and 2013. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.19	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006) in 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to Chief Executive Officer in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.20	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.) Amended form of agreement for awards made to Chief Executive Officer in 2012 and 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.21	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

*10.22	Chief Executive Officer Restricted Stock Agreement. Form of agreement used to award performance-based restricted stock to the Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 2, 2011.)

*10.23	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.24	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25	Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.26	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

*10.27	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director. (Incorporated by reference to Exhibit 10.27 to the Company’s 2009 Annual Report on Form 10-K/A.)

10.28	Credit Agreement, dated July 12, 2007, between the Company and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 18, 2007.) Amendment No. 1 dated as of August 15, 2011 to Pledge Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 30, 2011.) Second Amendment to Revolving Credit Agreement and Waiver, dated as of February 15, 2012. (Incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

10.29	Credit Agreement, dated May 23, 2011, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 26, 2011.) Amendment No. 1 dated as of August 15, 2011 to Pledge Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 30, 2011.) First Amendment to Credit Agreement dated March 27, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 2, 2012.) Amendment No. 2 to Pledge Agreement dated as of April 2, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2012.) Amendment No. 3 to Pledge Agreement dated as of April 13, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2012.)

10.30	Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.) Amendment and Restatement No. 1 to Note Agreement dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.)

10.31	Agreement between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 27, 2012.)

10.32	Agreement Containing Consent Orders, by and between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 6, 2012.)

11	Statement of Computation of Earnings per share included in Note I on page 47.

21	Subsidiaries of the Registrant included herein on page 64.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 65.

24	Power of Attorney included herein on page 66.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 67.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein on page 68.

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 69.

101	Interactive Data File.

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