Form 10-Q
period 2013-03-29
GRACO INC
filed 2013-04-24
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 29, 2013

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

61,261,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 17, 2013.

Item 1.	PART I
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012

Net Sales	$269,046	$234,122
Cost of products sold	118,402	101,943

Gross Profit	150,644	132,179
Product development	12,421	11,638
Selling, marketing and distribution	43,354	38,026
General and administrative	23,372	24,546

Operating Earnings	71,497	57,969
Interest expense	4,762	3,689
Other expense (income), net	(4,395)	299

Earnings Before Income Taxes	71,130	53,981
Income taxes	19,000	18,600

Net Earnings	$52,130	$35,381

Per Common Share
Basic net earnings	$0.86	$0.59
Diluted net earnings	$0.84	$0.58
Cash dividends declared	$0.25	$0.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012

Net Earnings	$52,130	$35,381
Other comprehensive income (loss)
Cumulative translation adjustment	(8,487)	-
Pension and postretirement medical liability adjustment	2,456	2,339
Income taxes
Pension and postretirement medical liability adjustment	(878)	(843)

Other comprehensive income (loss)	(6,909)	1,496

Comprehensive Income	$45,221	$36,877

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Mar 29, 2013	Dec 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$36,970	$31,120
Accounts receivable, less allowances of $5,700 and $6,600	183,969	172,143
Inventories	130,276	121,549
Deferred income taxes	19,273	17,742
Investment in businesses held separate	425,978	426,813
Other current assets	7,026	7,629

Total current assets	803,492	776,996

Property, Plant and Equipment
Cost	391,102	389,067
Accumulated depreciation	(242,335)	(237,523)

Property, plant and equipment, net	148,767	151,544

Goodwill	177,334	181,228
Other Intangible Assets, net	143,332	151,773
Deferred Income Taxes	38,397	38,550
Other Assets	21,930	21,643

Total Assets	$1,333,252	$1,321,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,618	$8,133
Trade accounts payable	32,121	28,938
Salaries and incentives	22,318	34,001
Dividends payable	15,231	15,206
Other current liabilities	70,634	65,393

Total current liabilities	146,922	151,671

Long-term Debt	520,990	556,480
Retirement Benefits and Deferred Compensation	137,778	137,779
Deferred Income Taxes	20,644	21,690

Shareholders’ Equity
Common stock	61,253	60,767
Additional paid-in-capital	310,110	287,795
Retained earnings	226,209	189,297
Accumulated other comprehensive income (loss)	(90,654)	(83,745)

Total shareholders’ equity	506,918	454,114

Total Liabilities and Shareholders’ Equity	$1,333,252	$1,321,734

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Cash Flows From Operating Activities
Net Earnings	$52,130	$35,381
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	9,272	8,075
Deferred income taxes	(2,597)	(4,097)
Share-based compensation	3,401	2,920
Excess tax benefit related to share-based payment arrangements	(1,700)	(1,600)
Change in
Accounts receivable	(14,244)	(20,755)
Inventories	(9,412)	(4,655)
Trade accounts payable	3,359	5,246
Salaries and incentives	(11,755)	(13,730)
Retirement benefits and deferred compensation	3,020	2,975
Other accrued liabilities	8,045	12,287
Other	(320)	1,407

Net cash provided by operating activities	39,199	23,454

Cash Flows From Investing Activities
Property, plant and equipment additions	(3,320)	(6,513)
Proceeds from sale of assets	1,600	-
Investment in businesses held separate	835	-
Other	(133)	(1,357)

Net cash used in investing activities	(1,018)	(7,870)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(1,280)	1,735
Borrowings on long-term line of credit	90,095	-
Payments on long-term line of credit	(125,585)	-
Payments of debt issuance costs	-	(1,921)
Excess tax benefit related to share-based payment arrangements	1,700	1,600
Common stock issued	17,718	20,114
Common stock repurchased	-	(272)
Cash dividends paid	(15,192)	(13,451)

Net cash provided by (used in) financing activities	(32,544)	7,805

Effect of exchange rate changes on cash	213	232

Net increase (decrease) in cash and cash equivalents	5,850	23,621
Cash and cash equivalents
Beginning of year	31,120	303,150

End of period	$36,970	$326,771

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 29, 2013 and the related statements of earnings for the thirteen weeks ended March 29, 2013 and March 30, 2012, and cash flows for the thirteen weeks ended March 29, 2013 and March 30, 2012 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Graco Inc. and Subsidiaries as of March 29, 2013, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Net earnings available to common shareholders	$52,130	$35,381
Weighted average shares outstanding for basic earnings per share	60,961	60,052
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,447	1,286
Weighted average shares outstanding for diluted earnings per share	62,408	61,338
Basic earnings per share	$0.86	$0.59
Diluted earnings per share	$0.84	$0.58

Stock options to purchase 872,000 and 876,000 shares were not included in the March 29, 2013 and March 30, 2012 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 29, 2013 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2012	5,192	$34.85	3,194	$32.99
Granted	513	58.74
Exercised	(283)	31.66
Canceled	(11)	40.19

Outstanding, March 29, 2013	5,411	$37.27	3,611	$32.88

The Company recognized year-to-date share-based compensation of $3.4 million in 2013 and $2.9 million in 2012. As of March 29, 2013, there was $16.6 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Expected life in years	6.5	6.5
Interest rate	1.3%	1.3%
Volatility	36.3%	36.6%
Dividend yield	1.7%	1.8%
Weighted average fair value per share	$18.29	$15.44

Under the Company’s Employee Stock Purchase Plan, the Company issued 197,000 shares in 2013 and 239,000 shares in 2012. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Expected life in years	1.0	1.0
Interest rate	0.2%	0.2%
Volatility	26.0%	40.6%
Dividend yield	1.7%	1.7%
Weighted average fair value per share	$14.16	$15.58

In the first quarter of 2013, the Company granted 4,000 Restricted Share Awards to certain key employees that will vest on the fourth anniversary of the date of grant. The Company also granted 1,700 Restricted Share Units to a key employee that will vest on the third anniversary of the date of grant. The market value of the awards and units at the date of grant will be charged to operations over the vesting periods. The expense related to these arrangements is not significant.

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Pension Benefits
Service cost	$1,801	$1,290
Interest cost	3,569	3,231
Expected return on assets	(4,714)	(3,825)
Amortization and other	2,503	2,446

Net periodic benefit cost	$3,159	$3,142

Postretirement Medical
Service cost	$155	$150
Interest cost	246	263
Amortization	(52)	(37)

Net periodic benefit cost	$349	$376

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income before reclassifications	-	(8,487)	(8,487)
Amounts reclassified from accumulated other comprehensive income	1,578	-	1,578

Ending balance	$(78,138)	$(12,516)	$(90,654)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

Cost of products sold	$909
Product development	393
Selling, marketing and distribution	666
General and administrative	488

Total before tax	$2,456
Income tax (benefit)	(878)

Total after tax	$1,578

6.	The Company has three reportable segments: Industrial (which aggregates four operating segments), Contractor and Lubrication. Sales and operating earnings by segment for the thirteen weeks ended March 29, 2013 and March 30, 2012 were as follows (in thousands):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Net Sales
Industrial	$164,175	$134,103
Contractor	77,628	71,986
Lubrication	27,243	28,033

Total	$269,046	$234,122

Operating Earnings
Industrial	$55,219	$48,313
Contractor	16,432	12,539
Lubrication	5,141	6,089
Unallocated corporate (expense)	(5,295)	(8,972)

Total	$71,497	$57,969

Unallocated corporate expenses in 2012 included acquisition-related expenses of $4 million.

Assets by segment were as follows (in thousands):

	Mar 29, 2013	Dec 28, 2012
Industrial	$562,182	$567,879
Contractor	160,369	141,094
Lubrication	83,288	84,079
Unallocated corporate	527,413	528,682

Total	$1,333,252	$1,321,734

Geographic information follows (in thousands):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Net sales
(based on customer location)
United States	$116,080	$104,168
Other countries	152,966	129,954

Total	$269,046	$234,122

	Mar 29, 2013	Dec 28, 2012
Long-lived assets
United States	$113,934	$119,331
Other countries	34,833	32,213

Total	$148,767	$151,544

7.	Major components of inventories were as follows (in thousands):

	Mar 29, 2013	Dec 28, 2012
Finished products and components	$63,663	$58,703
Products and components in various stages of completion	43,518	44,001
Raw materials and purchased components	63,722	59,190

	170,903	161,894
Reduction to LIFO cost	(40,627)	(40,345)

Total	$130,276	$121,549

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
March 29, 2013
Customer relationships	3 -14	$126,695	$(27,346)	$(4,699)	$94,650
Patents, proprietary technology and product documentation	3 - 11	15,585	(4,912)	(477)	10,196
Trademarks, trade names and other	1 - 5	75	(32)	-	43

		142,355	(32,290)	(5,176)	104,889
Not Subject to Amortization:
Brand names		40,400	-	(1,957)	38,443

Total		$182,755	$(32,290)	$(7,133)	$143,332

December 28, 2012
Customer relationships	2 - 14	$132,245	$(30,041)	$(1,510)	$100,694
Patents, proprietary technology and product documentation	3 - 11	20,830	(9,679)	(147)	11,004
Trademarks, trade names and other	1 - 5	85	(27)	-	58

		153,160	(39,747)	(1,657)	111,756
Not Subject to Amortization:
Brand names		40,580	-	(563)	40,017

Total		$193,740	$(39,747)	$(2,220)	$151,773

Amortization of intangibles for the first quarter was $3.4 million in 2013 and $2.5 million in 2012. Estimated annual amortization expense is as follows: $12.3 million in 2013, $8.9 million in 2014, $8.5 million in 2015, $8.1 million in 2016, $7.9 million in 2017 and $62.6 million thereafter.

Changes in the carrying amount of goodwill in 2013 were as follows (in thousands):

	Industrial	Contractor	Lubrication	Total
Beginning balance	$148,999	$12,732	$19,497	$181,228
Foreign currency translation	(3,009)	-	-	(3,009)
Other	(885)	-	-	(885)

Ending balance	$145,105	$12,732	$19,497	$177,334

9.	Components of other current liabilities were (in thousands):

	Mar 29, 2013	Dec 28, 2012
Accrued self-insurance retentions	$6,447	$6,952
Accrued warranty and service liabilities	7,643	7,943
Accrued trade promotions	3,517	5,669
Payable for employee stock purchases	1,404	7,203
Customer advances and deferred revenue	11,211	10,617
Income taxes payable	19,509	4,305
Other	20,903	22,704

Total other current liabilities	$70,634	$65,393

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended Mar 29, 2013	Year Ended Dec 28, 2012
Balance, beginning of year	$7,943	$6,709
Assumed in business acquisition	-	1,121
Charged to expense	1,274	6,182
Margin on parts sales reversed	563	2,244
Reductions for claims settled	(2,137)	(8,313)

Balance, end of period	$7,643	$7,943

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	Mar 29, 2013	Dec 28, 2012
Assets
Cash surrender value of life insurance	2	$9,978	$9,483
Forward exchange contracts	2	64	491

Total assets at fair value		$10,042	$9,974

Liabilities
Deferred compensation	2	$3,257	$3,016

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $330 million as of March 29, 2013 and December 28, 2012. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.	The Company accounts for all derivatives, including those embedded in other contracts, as either assets or liabilities and measures those financial instruments at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of March 29, 2013 totaled $21 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	Mar 29, 2013	Dec 28, 2012
Gain (loss) on foreign currency forward contracts
Gains		$192	$553
Losses		(128)	(62)

Net	Accounts receivable	$64	$491

12.	On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition, including $32 million of sales and $5 million of operating earnings in the first quarter of 2013.

In May 2012, the United States Federal Trade Commission (“FTC”) issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. While it seeks a buyer, Graco must hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive.

The Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over those businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses has been reflected as a cost-method investment on the Consolidated Balance Sheets, and its results of operations have not been consolidated with those of the Company.

As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $4 million received in the first quarter of 2013 are included in other expense (income) on the Consolidated Statements of Earnings. Also in the first quarter of 2013, ITW reimbursed Graco approximately $1 million for payments of pre-acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment on the Consolidated Balance Sheet.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of March 29, 2013, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (in thousands):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Net Sales	$63,198	$69,899
Operating Earnings	13,580	12,134

The following pro forma information reflects the combined results of Graco and Powder Finishing operations as if the acquisition had occurred at the beginning of 2011 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012
Net Sales	$269,046	$264,367
Operating Earnings	71,497	64,193
Net Earnings	47,904	38,921
Basic earnings per share	0.79	0.65
Diluted earnings per share	0.77	0.63

Powder Finishing sales of $32 million were included in net sales in 2013 and $30 million were included in pro forma net sales in 2012.

Pro forma results for 2012 reflect additional depreciation and amortization of $2 million, as if the acquisition of Powder Finishing had occurred at the beginning of 2011. Non-recurring acquisition expenses of $4 million were eliminated from the 2012 pro forma results.

To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. For pro forma purposes, dividend income from Liquid Finishing of $4 million was eliminated from other income in 2013.

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

Acquisition

On April 2, 2012, the Company completed the purchase of the finishing businesses of ITW. The acquisition included Powder Finishing and Liquid Finishing equipment operations, technologies and brands. Results of the Powder Finishing business have been included in the Industrial segment since the date of acquisition, including $32 million of sales and $5 million of operating earnings in the first quarter of 2013.

Pursuant to a March 2012 order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses while the United States Federal Trade Commission (“FTC”) considered a settlement with Graco and determined which portions of the Liquid Finishing businesses Graco must divest.

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks®, DeVilbiss®, Ransburg® and BGK® brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. While it seeks a buyer, Graco must continue to hold the Liquid Finishing business assets separate from its other businesses and maintain them as viable and competitive.

The Company does not control the Liquid Finishing businesses, nor is it able to exert influence over those businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses has been reflected as a cost-method investment, and its financial results have not been consolidated with those of the Company.

As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $4 million received in the first quarter of 2013 are included in other expense (income) on the Consolidated Statements of Earnings. Also in the first quarter of 2013, ITW reimbursed Graco approximately $1 million for payments of pre-

acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment on the Consolidated Balance Sheet.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of March 29, 2013, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012	% Change

Net Sales	$269.0	$234.1	15%
Net Earnings	$52.1	$35.4	47%
Diluted Net Earnings per Common Share	$0.84	$0.58	45%

Sales increased 15 percent from last year, with 14 percentage points of the growth from the addition of Powder Finishing, which contributed $32 million of sales.

Net earnings increased 45 percent over last year, driven by higher sales and strong gross margin rates, a decrease in acquisition-related expenses, investment income from Liquid Finishing businesses held separate and favorable tax provision adjustments.

Changes in currency translation rates did not have a significant effect on first quarter operating results.

The following table presents components of changes in sales:

Quarter
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	(1) %	8%	(3) %	4%	(4) %	1%	1%
Acquisitions	24%	- %	- %	6%	30%	17%	14%
Currency	(1) %	- %	- %	- %	- %	(2) %	- %

Total	22%	8%	(3) %	10%	26%	16%	15%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012

Americas[1]	$138.2	$126.0
EMEA[2]	68.8	54.7
Asia Pacific	62.0	53.4

Consolidated	$269.0	$234.1

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Sales increased 15 percent, including increases of 10 percent in the Americas, 26 percent in EMEA and 16 percent in Asia Pacific.

Sales included $32 million from Powder Finishing operations acquired in April 2012, including $7 million in the Americas, $16 million in EMEA and $9 million in Asia Pacific. Sales from legacy operations (excluding Powder Finishing) were up 4 percent in the Americas, down 4 percent in EMEA and flat in Asia Pacific.

Gross profit margin, expressed as a percentage of sales, was 56 percent, down one-half percentage point from the first quarter last year. The unfavorable effect of lower margin rates from acquired Powder Finishing operations was offset somewhat by realized price increases and manufacturing cost improvements.

Total operating expenses increased by $5 million, but included $9 million from Powder Finishing operations. Acquisition and divestiture costs included in operating expenses decreased by $4 million.

Other expense (income) included dividends of $4 million received from the Liquid Finishing businesses that are required to be held separate from the Company’s other businesses and accounted for as a cost-method investment.

The effective income tax rate of 27 percent was 8 percentage points lower than first quarter last year. This year’s rate includes the impact of the federal R&D credit that was renewed in the first quarter, effective retroactive to the beginning of 2012. There was no R&D credit recognized in 2012. The effective rate in 2013 also reflects the effects of the after-tax dividend income received from the Liquid Finishing businesses held separate.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012

Net sales (in millions)
Americas	$66.2	$59.4
EMEA	50.3	36.8
Asia Pacific	47.7	37.9

Total	$164.2	$134.1

Operating earnings as a percentage of net sales	34%	36%

Industrial segment sales increased 22 percent, including $32 million from Powder Finishing operations. Sales from legacy operations were down 2 percent, mostly from an 8 percent decrease in EMEA, partially offset by a 3 percent increase in Asia Pacific. Operating margin rate for this segment decreased due to the lower rate earned in the Powder Finishing operations.

Contractor
	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012

Net sales (in millions)
Americas	$51.5	$46.3
EMEA	16.1	15.9
Asia Pacific	10.0	9.8

Total	$77.6	$72.0

Operating earnings as a percentage of net sales	21%	17%

Contractor segment sales increased 8 percent, mostly in the Americas, where sales were strong in both the paint store and home center channels. Higher sales volume, improved gross margin rate (factory efficiencies and pricing) and expense leverage led to a higher operating margin rate in the Contractor segment.

Lubrication
	Thirteen Weeks Ended
	Mar 29, 2013	Mar 30, 2012

Net sales (in millions)
Americas	$20.5	$20.3
EMEA	2.5	1.9
Asia Pacific	4.2	5.8

Total	$27.2	$28.0

Operating earnings as a percentage of net sales	19%	22%

Lubrication segment sales decreased 3 percent. Increases in the Americas and EMEA were more than offset by a decrease in Asia Pacific, where several large industrial lubrication transactions in 2012 were not repeated in 2013. Lower volume led to a decrease in operating earnings in the Lubrication segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $39 million in 2013 and $23 million in 2012. The increase mostly reflects the increase in net earnings. Accounts receivable and inventory balances have increased since the end of 2012 due to first quarter increases in business activity.

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. The Company believes its investment in the Liquid Finishing businesses, carried at a cost of $426 million, is not impaired.

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. In the first quarter, the Company received $4 million of dividends from current earnings of the Liquid Finishing businesses.

At March 29, 2013, the Company had various lines of credit totaling $484 million, of which $258 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2013, including the needs of the Powder Finishing and Liquid Finishing businesses acquired in April 2012.

Outlook

We remain focused on achieving year-over-year sales growth in every region of the world in 2013. We believe the recovery in the U.S. housing market should result in double-digit growth in our Contractor Americas business for the year. The general industrial environment in the Americas is stable, despite a disappointing first quarter for our Industrial segment, and should result in low-to-mid single-digit growth for 2013. Challenging macroeconomic conditions in Western Europe and Asia Pacific continue to be a headwind, but our new product development, channel expansion and sales initiatives are expected to drive modest growth in EMEA and Asia Pacific in 2013.

SAFE HARBOR CAUTIONARY STATEMENT

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2012 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: changes in laws and regulations; economic conditions in the United States and other major world economies; whether we are able to locate, complete and effectively integrate acquisitions; whether we are able to effectively and timely complete a divestiture of the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval; risks incident to conducting business internationally, including currency fluctuations and political instability; supply interruptions or delays; the ability to meet our customers’ needs, and changes in product demand; new entrants who copy our products or infringe on our intellectual property; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business; compliance with anti-corruption laws; the possibility of decline in purchases from few large customers of the Contractor segment; fluctuations in new construction and remodeling activity; natural disasters; and security breaches. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2012 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com/ir and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2012 Annual Report on Form 10-K.

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

PART II OTHER INFORMATION

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

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

No shares were purchased in the first quarter of 2013. As of March 29, 2013, there were 5,999,600 shares that may yet be purchased under the Board authorization.

Item 6.   Exhibits

3.1	Restated Articles of Incorporation as amended June 14, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 24, 2013.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 24, 2013	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2013	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 24, 2013	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Corporate Controller
(Principal Accounting Officer)