Form 10-Q
period 2013-06-28
GRACO INC
filed 2013-07-24
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 28, 2013

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

    Yes                         No      X

61,364,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 17, 2013.

Item 1.                                                    PART I

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net Sales	$286,020	$268,184	$555,066	$502,306
Cost of products sold	127,281	128,654	245,683	230,597

Gross Profit	158,739	139,530	309,383	271,709
Product development	12,467	12,502	24,888	24,140
Selling, marketing and distribution	44,556	42,547	87,910	80,573
General and administrative	26,499	32,006	49,871	56,552

Operating Earnings	75,217	52,475	146,714	110,444
Interest expense	4,625	5,359	9,387	9,048
Other expense (income), net	(10,851)	(3,236)	(15,246)	(2,937)

Earnings Before Income Taxes	81,443	50,352	152,573	104,333
Income taxes	23,600	16,000	42,600	34,600

Net Earnings	$57,843	$34,352	$109,973	$69,733

Per Common Share
Basic net earnings	$0.94	$0.57	$1.80	$1.16
Diluted net earnings	$0.92	$0.56	$1.76	$1.13
Cash dividends declared	$0.25	$0.23	$0.50	$0.45
See notes to consolidated financial statements. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net Earnings	$57,843	$34,352	$109,973	$69,733
Other comprehensive income (loss)
Cumulative translation adjustment	2,632	(9,458)	(5,855)	(9,458)
Pension and postretirement medical liability adjustment	2,330	2,470	4,786	4,809
Income taxes
Pension and postretirement medical liability adjustment	(842)	(888)	(1,720)	(1,731)

Other comprehensive income (loss)	4,120	(7,876)	(2,789)	(6,380)

Comprehensive Income	$61,963	$26,476	$107,184	$63,353

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Jun 28, 2013	Dec 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$27,569	$31,120
Accounts receivable, less allowances of $6,100 and $6,600	196,679	172,143
Inventories	133,304	121,549
Deferred income taxes	19,478	17,742
Investment in businesses held separate	425,978	426,813
Other current assets	7,568	7,629

Total current assets	810,576	776,996

Property, Plant and Equipment
Cost	396,313	389,067
Accumulated depreciation	(247,283)	(237,523)

Property, plant and equipment, net	149,030	151,544

Goodwill	178,211	181,228
Other Intangible Assets, net	141,521	151,773
Deferred Income Taxes	39,505	38,550
Other Assets	21,657	21,643

Total Assets	$1,340,500	$1,321,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$7,798	$8,133
Trade accounts payable	34,312	28,938
Salaries and incentives	28,668	34,001
Dividends payable	15,416	15,206
Other current liabilities	68,677	65,393

Total current liabilities	154,871	151,671

Long-term Debt	465,790	556,480
Retirement Benefits and Deferred Compensation	138,764	137,779
Deferred Income Taxes	20,958	21,690

Shareholders’ Equity
Common stock	61,390	60,767
Additional paid-in-capital	323,317	287,795
Retained earnings	261,944	189,297
Accumulated other comprehensive income (loss)	(86,534)	(83,745)

Total shareholders’ equity	560,117	454,114

Total Liabilities and Shareholders’ Equity	$1,340,500	$1,321,734

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012
Cash Flows From Operating Activities
Net Earnings	$109,973	$69,733
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	18,637	18,381
Deferred income taxes	(5,073)	(8,074)
Share-based compensation	7,762	6,936
Excess tax benefit related to share-based payment arrangements	(3,300)	(2,000)
Change in
Accounts receivable	(27,349)	(25,312)
Inventories	(12,393)	1,794
Trade accounts payable	4,541	2,146
Salaries and incentives	(5,635)	(11,832)
Retirement benefits and deferred compensation	6,113	7,296
Other accrued liabilities	7,646	4,527
Other	(761)	1,072

Net cash provided by operating activities	100,161	64,667

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,423)	(10,177)
Acquisition of businesses, net of cash acquired	-	(227,323)
Investment in businesses held separate	835	(426,813)
Proceeds from sale of assets	1,600	-
Other	(112)	(1,783)

Net cash used in investing activities	(7,100)	(666,096)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(172)	(2,247)
Borrowings on long-term line of credit	198,645	452,695
Payments on long-term line of credit	(289,335)	(125,515)
Payments of debt issuance costs	-	(1,921)
Excess tax benefit related to share-based payment arrangements	3,300	2,000
Common stock issued	25,975	23,386
Common stock repurchased	(6,334)	(272)
Cash dividends paid	(30,504)	(27,043)

Net cash provided by (used in) financing activities	(98,425)	321,083

Effect of exchange rate changes on cash	1,813	284

Net increase (decrease) in cash and cash equivalents	(3,551)	(280,062)
Cash and cash equivalents
Beginning of year	31,120	303,150

End of period	$27,569	$23,088

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 28, 2013 and the related statements of earnings for the thirteen and twenty-six weeks ended June 28, 2013 and June 29, 2012, and cash flows for the twenty-six weeks ended June 28, 2013 and June 29, 2012 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 28, 2013, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net earnings available to common shareholders	$57,843	$34,352	$109,973	$69,733

Weighted average shares outstanding for basic earnings per share	61,371	60,484	61,166	60,268

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,470	1,319	1,458	1,303

Weighted average shares outstanding for diluted earnings per share	62,841	61,803	62,624	61,571

Basic earnings per share	$0.94	$0.57	$1.80	$1.16

Diluted earnings per share	$0.92	$0.56	$1.76	$1.13

Stock options to purchase 568,000 and 572,000 shares were not included in the June 28, 2013 and June 29, 2012 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 28, 2013 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 28, 2012	5,192	$34.85	3,194	$32.99
Granted	563	58.80
Exercised	(534)	32.11
Canceled	(16)	40.03

Outstanding, June 28, 2013	5,205	$37.71	3,429	$33.01

The Company recognized year-to-date share-based compensation of $7.8 million in 2013 and $6.9 million in 2012. As of June 28, 2013, there was $13.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012
Expected life in years	6.5	6.5
Interest rate	1.2%	1.3%
Volatility	36.3%	36.6%
Dividend yield	1.7%	1.8%
Weighted average fair value per share	$18.29	$15.62

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

	Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012
Expected life in years	1.0	1.0
Interest rate	0.2%	0.2%
Volatility	26.0%	40.6%
Dividend yield	1.7%	1.7%
Weighted average fair value per share	$14.16	$15.58

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

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012
Pension Benefits
Service cost	$1,789	$1,724	$3,590	$3,014
Interest cost	3,429	3,567	6,998	6,798
Expected return on assets	(4,535)	(3,859)	(9,249)	(7,684)
Amortization and other	2,789	3,049	5,292	5,495

Net periodic benefit cost	$3,472	$4,481	$6,631	$7,623

Postretirement Medical
Service cost	$155	$125	$310	$275
Interest cost	247	237	493	500
Amortization	(50)	(38)	(102)	(75)

Net periodic benefit cost	$352	$324	$701	$700

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total

Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income before reclassifications	-	(5,855)	(5,855)
Amounts reclassified from accumulated other comprehensive income	3,066	-	3,066

Ending balance	$(76,650)	$(9,884)	$(86,534)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended Jun 28, 2013	Twenty-six Weeks Ended Jun 28, 2013

Cost of products sold	$844	$1,753
Product development	370	763
Selling, marketing and distribution	658	1,324
General and administrative	458	946

Total before tax	$2,330	$4,786
Income tax (benefit)	(842)	(1,720)

Total after tax	$1,488	$3,066

6.	The Company has three reportable segments: Industrial (which aggregates four operating segments), Contractor and Lubrication. Sales and operating earnings by segment for the thirteen and twenty-six weeks ended June 28, 2013 and June 29, 2012 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012
Net Sales
Industrial	$159,671	$158,220	$323,846	$292,323
Contractor	98,498	82,106	176,126	154,092
Lubrication	27,851	27,858	55,094	55,891

Total	$286,020	$268,184	$555,066	$502,306

Operating Earnings
Industrial	$51,530	$43,171	$106,749	$91,484
Contractor	24,479	17,965	40,911	30,504
Lubrication	6,647	5,543	11,788	11,632
Unallocated corporate (expense)	(7,439)	(14,204)	(12,734)	(23,176)

Total	$75,217	$52,475	$146,714	$110,444

Unallocated corporate expenses in 2012 included acquisition-related expenses of $7 million in the second quarter and $11 million for the year-to-date.

Assets by segment were as follows (in thousands):

	Jun 28, 2013	Dec 28, 2012

Industrial	$566,743	$567,879
Contractor	169,665	141,094
Lubrication	83,856	84,079
Unallocated corporate	520,236	528,682

Total	$1,340,500	$1,321,734

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012
Net sales (based on customer location)
United States	$135,173	$116,454	$251,254	$220,622
Other countries	150,847	151,730	303,812	281,684

Total	$286,020	$268,184	$555,066	$502,306

	Jun 28, 2013	Dec 28, 2012
Long-lived assets
United States	$117,255	$119,331
Other countries	31,775	32,213

Total	$149,030	$151,544

7.	Major components of inventories were as follows (in thousands):

	Jun 28, 2013	Dec 28, 2012

Finished products and components	$65,146	$58,703
Products and components in various stages of completion	43,629	44,001
Raw materials and purchased components	65,147	59,190

	173,922	161,894
Reduction to LIFO cost	(40,618)	(40,345)

Total	$133,304	$121,549

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 28, 2013
Customer relationships	3 - 14	$122,995	$(26,426)	$(3,733)	$92,836
Patents, proprietary technology and product documentation	3 - 11	15,585	(5,316)	(397)	9,872
Trademarks, trade names and other	1 - 5	75	(46)	-	29

		138,655	(31,788)	(4,130)	102,737

Not Subject to Amortization:
Brand names		40,400	-	(1,616)	38,784

Total		$179,055	$(31,788)	$(5,746)	$141,521

December 28, 2012
Customer relationships	2 - 14	$132,245	$(30,041)	$(1,510)	$100,694
Patents, proprietary technology and product documentation	3 - 11	20,830	(9,679)	(147)	11,004
Trademarks, trade names and other	1 - 5	85	(27)	-	58

		153,160	(39,747)	(1,657)	111,756

Not Subject to Amortization:
Brand names		40,580	-	(563)	40,017

Total		$193,740	$(39,747)	$(2,220)	$151,773

Amortization of intangibles for the quarter was $3.2 million in 2013 and $4.3 million in 2012, and for the year-to-date was $6.6 million in 2013 and $6.8 million in 2012. Estimated annual amortization expense is as follows: $12.4 million in 2013, $9.0 million in 2014, $8.5 million in 2015, $8.2 million in 2016, $8.0 million in 2017 and $63.2 million thereafter.

Changes in the carrying amount of goodwill in 2013 were as follows (in thousands):

	Industrial	Contractor	Lubrication	Total
Beginning balance	$148,999	$12,732	$19,497	$181,228
Foreign currency translation	(2,132)	-	-	(2,132)
Other	(885)	-	-	(885)

Ending balance	$145,982	$12,732	$19,497	$178,211

9.	Components of other current liabilities were (in thousands):

	Jun 28, 2013	Dec 28, 2012

Accrued self-insurance retentions	$6,593	$6,952
Accrued warranty and service liabilities	7,670	7,943
Accrued trade promotions	5,073	5,669
Payable for employee stock purchases	3,591	7,203
Customer advances and deferred revenue	12,914	10,617
Income taxes payable	12,245	4,305
Other	20,591	22,704

Total other current liabilities	$68,677	$65,393

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended Jun 28, 2013	Year Ended Dec 28, 2012

Balance, beginning of year	$7,943	$6,709
Assumed in business acquisition	-	1,121
Charged to expense	2,825	6,182
Margin on parts sales reversed	953	2,244
Reductions for claims settled	(4,051)	(8,313)

Balance, end of period	$7,670	$7,943

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	Jun 28, 2013	Dec 28, 2012
Assets
Cash surrender value of life insurance	2	$9,958	$9,483
Forward exchange contracts	2	285	491

Total assets at fair value		$10,243	$9,974

Liabilities
Deferred compensation	2	$3,371	$3,016

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $320 million as of June 28, 2013 and $330 million as of December 28, 2012. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of June 28, 2013 totaled $21 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	Jun 28, 2013	Dec 28, 2012
Gain (loss) on foreign currency forward contracts
Gains		$436	$553
Losses		(151)	(62)

Net	Accounts receivable	$285	$491

12.	On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition, including $62 million of sales and $9 million of operating earnings in the first half of 2013 and $31 million of sales and $0.2 million of net operating loss in the first half of 2012 (starting in the second quarter).

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

As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $11 million received in the second quarter of 2013 and $15 million received year-to-date, along with $4 million received in the second quarter of 2012, are included in other expense (income) on the Consolidated Statements of Earnings. Also in the first quarter of 2013, ITW reimbursed Graco approximately $1 million for payments of pre-acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment on the Consolidated Balance Sheet.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of June 28, 2013, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net Sales	$71,845	$66,608	$135,043	$133,758
Operating Earnings	16,398	12,801	29,978	24,384

The following pro forma information reflects the combined results of Graco and Powder Finishing operations as if the acquisition had occurred at the beginning of 2011 (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net Sales	$286,020	$268,184	$555,066	$532,551
Operating Earnings	75,217	66,896	146,714	131,089
Net Earnings	57,843	43,847	109,973	82,768
Basic earnings per share	0.94	0.72	1.80	1.37
Diluted earnings per share	0.92	0.71	1.76	1.34

Pro forma results for the 2012 year-to-date period reflect additional depreciation and amortization of $2 million, as if the acquisition of Powder Finishing had occurred at the beginning of 2011. Non-recurring acquisition expenses of $7 million for the second quarter and $11 million year-to-date were eliminated from the 2012 pro forma results. Purchase accounting effects of $7 million related to inventory were removed from the second quarter and year-to-date 2012 pro forma results.

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

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including certain business activities related to the development, manufacture, and sale of products under the Binks®, DeVilbiss®, Ransburg® and BGK® brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order.

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

As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $11 million received in the second quarter of 2013 and $15 million received year-to-date, along with $4 million received in the second quarter of 2012, are included in other expense (income) on the Consolidated Statements of Earnings. Also in the first quarter of 2013, ITW reimbursed Graco approximately $1 million for payments of pre-acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment on the Consolidated Balance Sheet.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of June 28, 2013, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	% Change	Jun 28, 2013	Jun 29, 2012	% Change

Net Sales	$286.0	$268.2	7%	$555.1	$502.3	11%
Net Earnings	$57.8	$34.4	68%	$110.0	$69.7	58%
Diluted Net Earnings per Common Share	$0.92	$0.56	64%	$1.76	$1.13	56%

Sales for the quarter increased 7 percent from last year, driven by strong sales in the Contractor segment. Year-to-date sales increased 11 percent, including 6 percentage points from the full-year impact of the Powder Finishing operations acquired in April 2012, and strong growth in Contractor segment sales.

Higher sales and strong gross margin rates, decreases in acquisition-related expenses, higher investment income from Liquid Finishing businesses held separate, and favorable changes in the income tax provision all contributed to significant growth in net earnings for both the quarter and the year-to-date.

Changes in currency translation rates did not have a significant effect on quarterly or year-to-date operating results.

The following table presents components of changes in sales:

	Quarter
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	1%	20%	-%	14%	1%	(5)%	7%
Currency	-%	-%	-%	-%	1%	(1)%	-%

Total	1%	20%	-%	14%	2%	(6)%	7%

	Year-to-Date
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	1%	14%	(1)%	10%	(1)%	(1)%	5%
Acquisitions	10%	-%	-%	2%	13%	7%	6%
Currency	-%	-%	-%	-%	1%	(2)%	-%

Total	11%	14%	(1)%	12%	13%	4%	11%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Americas[1]	$160.7	$140.6	$298.9	$266.6
EMEA[2]	70.9	69.4	139.8	124.1
Asia Pacific	54.4	58.2	116.4	111.6

Consolidated	$286.0	$268.2	$555.1	$502.3

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Sales for the quarter increased 7 percent, including increases of 14 percent in the Americas and 2 percent in EMEA. Sales decreased 6 percent in Asia Pacific. Year-to-date sales increased 11 percent, including increases of 12 percent in the Americas, 13 percent in EMEA and 4 percent in Asia Pacific. The first quarter impact of the Powder Finishing operations acquired in April 2012 contributed approximately 6 percentage points of the total year-to-date growth and accounted for all of the growth in EMEA and Asia Pacific.

Gross profit margin, expressed as a percentage of sales, was 55 1⁄2 percent for both the quarter and year-to date, up from 52 percent and 54 percent for the quarter and year-to-date last year, respectively. Non-recurring purchase accounting effects totaling $7 million related to inventory reduced last year’s gross margin rate by approximately 3 percentage points for the quarter and 1 1⁄2 points year-to-date.

Total operating expenses for the quarter decreased by $4 million, including a $7 million drop in acquisition and divestiture costs. Year-to-date operating expenses were $1 million higher than last year, with higher expenses from acquired operations and other volume-related increases mostly offset by a $10 million decrease in acquisition and divestiture costs.

Other expense (income) included dividends of $11 million for the quarter and $15 million year-to-date received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. The Company received the first of such dividends in the second quarter of 2012, in the amount of $4 million.

The effective income tax rate of 29 percent for the quarter and the year-to-date rate of 28 percent were lower than the comparable periods last year. This year’s rate includes the impact of the federal R&D credit that was renewed in the first quarter, effective retroactive to the beginning of 2012. There was no R&D credit recognized in 2012. The effective rate in 2013 also reflects the effect of higher after-tax dividend income received from the Liquid Finishing businesses held separate.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012
Net sales (in millions)
Americas	$70.2	$65.6	$136.4	$125.0
EMEA	49.8	49.9	100.1	86.7
Asia Pacific	39.7	42.7	87.3	80.6

Total	$159.7	$158.2	$323.8	$292.3

Operating earnings as a percentage of net sales	32%	27%	33%	31%

Industrial segment sales for the quarter increased 1 percent, with a 7 percent increase in the Americas mostly offset by a decrease in Asia Pacific. Year-to-date sales increased 11 percent, with 10 percentage points of the increase from Powder Finishing operations acquired in April 2012. Operating margin rate for the Industrial segment improved compared to last year, which included the effects of purchase accounting related to inventory that reduced the rate for the second quarter of 2012 by approximately 4 percentage points.

Contractor

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net sales (in millions)
Americas	$69.9	$54.6	$121.4	$100.8
EMEA	18.0	17.2	34.1	33.2
Asia Pacific	10.6	10.3	20.6	20.1

Total	$98.5	$82.1	$176.1	$154.1

Operating earnings as a percentage of net sales	25%	22%	23%	20%

Contractor segment sales for the quarter increased 20 percent, including increases of 28 percent in the Americas, 5 percent in EMEA and 2 percent in Asia Pacific. Year-to-date sales were up 14 percent, driven by increases in the Americas. Initial stocking of expanded product offerings in the home centers channel and the recovery in the U.S. housing market contributed to higher sales in this segment. Higher sales volume, improved gross margin rate and expense leverage led to higher operating margin rates in the Contractor segment.

Lubrication

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	Jun 28, 2013	Jun 29, 2012	Jun 28, 2013	Jun 29, 2012

Net sales (in millions)
Americas	$20.6	$20.5	$41.1	$40.8
EMEA	3.0	2.3	5.5	4.2
Asia Pacific	4.3	5.1	8.5	10.9

Total	$27.9	$27.9	$55.1	$55.9

Operating earnings as a percentage of net sales	24%	20%	21%	21%

Lubrication segment sales were flat for the quarter and down 1 percent year-to-date. Increases in the Americas and EMEA were offset by a decrease in Asia Pacific, where several large industrial lubrication transactions in 2012 were not repeated in 2013. Improved manufacturing performance and limited spending increases led to higher operating margin rates in this segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $100 million in 2013 and $65 million in 2012. The increase mostly reflects the increase in net earnings. Accounts receivable and inventory balances have increased since the end of 2012 due to first half increases in business activity.

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including certain business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC has not yet issued its final decision and order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. The Company believes its investment in the Liquid Finishing businesses, carried at a cost of $426 million, is not impaired.

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. In the first half of 2013, the Company received $15 million of dividends from current earnings of the Liquid Finishing businesses.

At June 28, 2013, the Company had various lines of credit totaling $500 million, of which $328 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2013, including the needs of the Powder Finishing and Liquid Finishing businesses acquired in April 2012.

Outlook

We are well positioned for the remainder of the year and believe that our strategies will deliver full-year sales growth in every region. While macroeconomic conditions in EMEA and Asia Pacific are not expected to improve, comparables to the prior year are somewhat easier in these regions in the second half of 2013. When combined with our strategic initiatives, we continue to expect modest full-year growth from the EMEA and Asia Pacific regions. In the United States, the continued housing recovery should result in a sustained tailwind.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Mar 30, 2013 – Apr 26, 2013	-	-	-	5,999,600

Apr 27, 2013 – May 24, 2013	-	-	-	5,999,600

May 25, 2013 – Jun 28, 2013	114,928	63.27	114,928	5,884,672

Item 6.    Exhibits

3.1	Restated Articles of Incorporation as amended April 26, 2013. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed April 30, 2013.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 24, 2013.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 24, 2013	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2013	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 24, 2013	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Corporate Controller
(Principal Accounting Officer)