Form 10-Q
period 2013-09-27
GRACO INC
filed 2013-10-23
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 27, 2013

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

Large Accelerated Filer	X	Accelerated Filer
Non-accelerated Filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                             No        X

61,233,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 17, 2013.

Item 1.	PART I

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012
Net Sales	$277,035	$256,472	$832,101	$758,778
Cost of products sold	126,162	116,539	371,845	347,136

Gross Profit	150,873	139,933	460,256	411,642
Product development	12,508	12,485	37,396	36,625
Selling, marketing and distribution	44,297	41,230	132,207	121,803
General and administrative	24,342	29,887	74,213	86,439

Operating Earnings	69,726	56,331	216,440	166,775
Interest expense	4,450	5,233	13,837	14,281
Other expense (income), net	(8,425)	(3,233)	(23,671)	(6,170)

Earnings Before Income Taxes	73,701	54,331	226,274	158,664
Income taxes	17,600	17,200	60,200	51,800

Net Earnings	$56,101	$37,131	$166,074	$106,864

Per Common Share
Basic net earnings	$0.91	$0.61	$2.71	$1.77
Diluted net earnings	$0.89	$0.60	$2.65	$1.73
Cash dividends declared	$0.25	$0.23	$0.75	$0.68

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012
Net Earnings	$56,101	$37,131	$166,074	$106,864
Other comprehensive income (loss)
Cumulative translation adjustment	8,866	3,440	3,011	(6,018)
Pension and postretirement medical liability adjustment	2,304	2,394	7,090	7,203
Income taxes
Pension and postretirement medical liability adjustment	(835)	(862)	(2,555)	(2,593)

Other comprehensive income (loss)	10,335	4,972	7,546	(1,408)

Comprehensive Income	$66,436	$42,103	$173,620	$105,456

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Sep 27, 2013	Dec 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$17,267	$31,120
Accounts receivable, less allowances of $6,300 and $6,600	194,859	172,143
Inventories	132,745	121,549
Deferred income taxes	19,292	17,742
Investment in businesses held separate	422,297	426,813
Other current assets	8,315	7,629

Total current assets	794,775	776,996

Property, Plant and Equipment
Cost	400,454	389,067
Accumulated depreciation	(250,868)	(237,523)

Property, plant and equipment, net	149,586	151,544
Goodwill	181,543	181,228
Other Intangible Assets, net	143,713	151,773
Deferred Income Taxes	39,456	38,550
Other Assets	22,827	21,643

Total Assets	$1,331,900	$1,321,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$9,463	$8,133
Trade accounts payable	32,930	28,938
Salaries and incentives	35,235	34,001
Dividends payable	15,422	15,206
Other current liabilities	70,742	65,393

Total current liabilities	163,792	151,671

Long-term Debt	404,315	556,480
Retirement Benefits and Deferred Compensation	140,735	137,779
Deferred Income Taxes	21,764	21,690

Shareholders’ Equity
Common stock	61,280	60,767
Additional paid-in-capital	333,959	287,795
Retained earnings	282,254	189,297
Accumulated other comprehensive income (loss)	(76,199)	(83,745)

Total shareholders’ equity	601,294	454,114

Total Liabilities and Shareholders’ Equity	$1,331,900	$1,321,734

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012
Cash Flows From Operating Activities
Net Earnings	$166,074	$106,864
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	27,748	28,444
Deferred income taxes	(5,873)	(4,663)
Share-based compensation	11,178	10,035
Excess tax benefit related to share-based payment arrangements	(5,100)	(3,300)
Change in
Accounts receivable	(23,685)	(5,517)
Inventories	(11,012)	6,580
Trade accounts payable	2,771	(1,203)
Salaries and incentives	114	(6,675)
Retirement benefits and deferred compensation	9,819	746
Other accrued liabilities	11,189	(781)
Other	(2,188)	1,471

Net cash provided by operating activities	181,035	132,001

Cash Flows From Investing Activities
Property, plant and equipment additions	(15,218)	(13,780)
Acquisition of businesses, net of cash acquired	-	(240,068)
Investment in businesses held separate	4,516	(426,813)
Proceeds from sale of assets	1,600	-
Other	(770)	(2,116)

Net cash used in investing activities	(9,872)	(682,777)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	1,265	(1,116)
Borrowings on long-term line of credit	313,560	546,220
Payments on long-term line of credit	(465,725)	(256,600)
Payments of debt issuance costs	-	(1,921)
Excess tax benefit related to share-based payment arrangements	5,100	3,300
Common stock issued	33,598	27,057
Common stock repurchased	(28,438)	(682)
Cash dividends paid	(45,834)	(40,654)

Net cash provided by (used in) financing activities	(186,474)	275,604

Effect of exchange rate changes on cash	1,458	(663)

Net increase (decrease) in cash and cash equivalents	(13,853)	(275,835)
Cash and cash equivalents
Beginning of year	31,120	303,150

End of period	$17,267	$27,315

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 27, 2013 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 27, 2013 and September 28, 2012, and cash flows for the thirty-nine weeks ended September 27, 2013 and September 28, 2012 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 27, 2013, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012
Net earnings available to common shareholders	$56,101	$37,131	$166,074	$106,864

Weighted average shares outstanding for basic earnings per share	61,333	60,570	61,222	60,369

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,663	1,208	1,526	1,271

Weighted average shares outstanding for diluted earnings per share	62,996	61,778	62,748	61,640

Basic earnings per share	$0.91	$0.61	$2.71	$1.77

Diluted earnings per share	$0.89	$0.60	$2.65	$1.73

Stock options to purchase 387,000 and 945,000 shares were not included in the September 27, 2013 and September 28, 2012 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 27, 2013 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2012	5,192	$34.85	3,194	$32.99
Granted	563	58.80
Exercised	(739)	33.39
Canceled	(18)	39.99

Outstanding, September 27, 2013	4,998	$37.74	3,230	$32.80

The Company recognized year-to-date share-based compensation of $11.2 million in 2013 and $10.0 million in 2012. As of September 27, 2013, there was $11.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012
Expected life in years	6.5	6.5
Interest rate	1.2%	1.3%
Volatility	36.3%	36.6%
Dividend yield	1.7%	1.8%
Weighted average fair value per share	$18.29	$15.61

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

	Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012
Expected life in years	1.0	1.0
Interest rate	0.2%	0.2%
Volatility	26.0%	40.6%
Dividend yield	1.7%	1.7%
Weighted average fair value per share	$14.16	$15.58

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

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012
Pension Benefits
Service cost	$1,948	$1,565	$5,538	$4,579
Interest cost	3,627	3,458	10,625	10,256
Expected return on assets	(4,625)	(4,188)	(13,874)	(11,872)
Amortization and other	2,964	2,918	8,256	8,413

Net periodic benefit cost	$3,914	$3,753	$10,545	$11,376

Postretirement Medical
Service cost	$160	$167	$470	$442
Interest cost	228	240	721	740
Amortization	(32)	(122)	(134)	(197)

Net periodic benefit cost	$356	$285	$1,057	$985

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Thirteen Weeks Ended September 27, 2013
Beginning balance	$(76,650)	$(9,884)	$(86,534)
Other comprehensive income before reclassifications	-	8,866	8,866
Amounts reclassified from accumulated other comprehensive income	1,469	-	1,469

Ending balance	$(75,181)	$(1,018)	$(76,199)

Thirty-nine Weeks Ended September 27, 2013
Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income before reclassifications	-	3,011	3,011
Amounts reclassified from accumulated other comprehensive income	4,535	-	4,535

Ending balance	$(75,181)	$(1,018)	$(76,199)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

`	Thirteen Weeks Ended Sep 27, 2013	Thirty-nine Weeks Ended Sep 27, 2013
Cost of products sold	$824	$2,577
Product development	368	1,131
Selling, marketing and distribution	663	1,987
General and administrative	449	1,395

Total before tax	$2,304	$7,090
Income tax (benefit)	(835)	(2,555)

Total after tax	$1,469	$4,535

6.	The Company has three reportable segments: Industrial (which aggregates four operating segments), Contractor and Lubrication. Sales and operating earnings by segment for the thirteen and thirty-nine weeks ended September 27, 2013 and September 28, 2012 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012
Net Sales
Industrial	$156,654	$154,704	$480,500	$447,027
Contractor	92,942	74,851	269,068	228,943
Lubrication	27,439	26,917	82,533	82,808

Total	$277,035	$256,472	$832,101	$758,778

Operating Earnings
Industrial	$49,429	$47,162	$156,178	$138,646
Contractor	21,459	12,835	62,370	43,339
Lubrication	5,497	5,356	17,285	16,988
Unallocated corporate (expense)	(6,659)	(9,022)	(19,393)	(32,198)

Total	$69,726	$56,331	$216,440	$166,775

Unallocated corporate expenses in 2012 included acquisition-related expenses of $4 million in the third quarter and $15 million for the year-to-date.

Assets by segment were as follows (in thousands):

	Sep 27, 2013	Dec 28, 2012
Industrial	$573,309	$567,879
Contractor	166,407	141,094
Lubrication	83,761	84,079
Unallocated corporate	508,423	528,682

Total	$1,331,900	$1,321,734

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2013	2012	2013	2012
Net sales
(based on customer location)
United States	$132,503	$111,426	$383,756	$332,048
Other countries	144,532	145,046	448,345	426,730

Total	$277,035	$256,472	$832,101	$758,778

	Sep 27,	Dec 28,
	2013	2012
Long-lived assets
United States	$117,849	$119,331
Other countries	31,737	32,213

Total	$149,586	$151,544

7.	Major components of inventories were as follows (in thousands):

	Sep 27,	Dec 28,
	2013	2012

Finished products and components	$64,767	$58,703
Products and components in various stages of completion	41,914	44,001
Raw materials and purchased components	66,078	59,190

	172,759	161,894
Reduction to LIFO cost	(40,014)	(40,345)

Total	$132,745	$121,549

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life		Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
September 27, 2013
Customer relationships	3 - 14	$117,805	$(23,893)	$(339)	$93,573
Patents, proprietary technology and product documentation	3 - 11	15,325	(5,455)	(57)	9,813
Other	5	25	(5)	-	20

		133,155	(29,353)	(396)	103,406
Not Subject to Amortization:
Brand names		40,400	-	(93)	40,307

Total		$173,555	$(29,353)	$(489)	$143,713

December 28, 2012
Customer relationships	2 - 14	$132,245	$(30,041)	$(1,510)	$100,694
Patents, proprietary technology and product documentation	3 - 11	20,830	(9,679)	(147)	11,004
Trademarks, trade names and other	1 - 5	85	(27)	-	58

		153,160	(39,747)	(1,657)	111,756
Not Subject to Amortization:
Brand names		40,580	-	(563)	40,017

Total		$193,740	$(39,747)	$(2,220)	$151,773

Amortization of intangibles for the quarter was $3.1 million in 2013 and $4.1 million in 2012, and for the year-to-date was $9.6 million in 2013 and $11.0 million in 2012. Estimated annual amortization expense is as follows: $12.5 million in 2013, $9.3 million in 2014, $8.8 million in 2015, $8.5 million in 2016, $8.3 million in 2017 and $65.6 million thereafter.

Changes in the carrying amount of goodwill in 2013 were as follows (in thousands):

	Industrial	Contractor	Lubrication	Total
Beginning balance	$148,999	$12,732	$19,497	$181,228
Foreign currency translation	1,200	-	-	1,200
Other	(885)	-	-	(885)

Ending balance	$149,314	$12,732	$19,497	$181,543

9.	Components of other current liabilities were (in thousands):

	Sep 27,	Dec 28,
	2013	2012
Accrued self-insurance retentions	$6,400	$6,952
Accrued warranty and service liabilities	7,692	7,943
Accrued trade promotions	6,581	5,669
Payable for employee stock purchases	5,699	7,203
Customer advances and deferred revenue	12,229	10,617
Income taxes payable	12,517	4,305
Other	19,624	22,704

Total other current liabilities	$70,742	$65,393

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended	Year Ended
	Sep 27,	Dec 28,
	2013	2012
Balance, beginning of year	$7,943	$6,709
Assumed in business acquisition	-	1,121
Charged to expense	4,369	6,182
Margin on parts sales reversed	1,857	2,244
Reductions for claims settled	(6,477)	(8,313)

Balance, end of period	$7,692	$7,943

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

		Sep 27,	Dec 28,
	Level	2013	2012
Assets
Cash surrender value of life insurance	2	$10,641	$9,483
Forward exchange contracts	2	-	491

Total assets at fair value		$10,641	$9,974

Liabilities
Deferred compensation	2	$3,587	$3,016
Forward exchange contracts	2	276	-

Total liabilities at fair value		$3,863	$3,016

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $320 million as of September 27, 2013 and $330 million as of December 28, 2012. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at current market values and the gains and losses are included in other expense (income), net. The notional amount of contracts outstanding as of September 27, 2013 totaled $23 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet	Sep 27,	Dec 28,
	Classification	2013	2012
Gain (loss) on foreign currency forward contracts
Gains		$38	$553
Losses		(314)	(62)

Net	Other current liabilities	$(276)

	Accounts receivable		$491

12.	On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition, including $96 million of sales and $14 million of operating earnings in the first nine months of 2013 and $62 million of sales and $4 million of operating earnings in the comparable period of 2012 (starting in the second quarter).

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

As a cost-method investment, income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received in 2013 totaled $9 million in the third quarter and $24 million year-to-date. Dividends received in 2012 totaled $4 million in the third quarter and $8 million year-to-date (starting in the second quarter). Once the FTC issues its final decision and order, and the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

Also in 2013, ITW reimbursed Graco approximately $4.5 million for payments of pre-acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment on the Consolidated Balance Sheet.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of September 27, 2013, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2013	2012	2013	2012
Net Sales	$75,879	$69,554	$210,922	$206,061
Operating Earnings	16,734	15,379	46,712	40,314

The following pro forma information reflects the combined results of Graco and Powder Finishing operations as if the acquisition had occurred at the beginning of 2011 (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2013	2012	2013	2012
Net Sales	$277,035	$256,472	$832,101	$789,023
Operating Earnings	69,726	59,916	216,440	191,005
Net Earnings	56,101	39,425	166,074	122,193
Basic earnings per share	0.91	0.65	2.71	2.02
Diluted earnings per share	0.89	0.64	2.65	1.98

Pro forma results for the 2012 year-to-date period reflect additional depreciation and amortization of $2 million, as if the acquisition of Powder Finishing had occurred at the beginning of 2011. Non-recurring acquisition expenses of $4 million for the third quarter and $15 million year-to-date were eliminated from the 2012 pro forma results. Purchase accounting effects of $7 million related to inventory were removed from the year-to-date 2012 pro forma results.

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

As a cost-method investment, income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received in 2013 totaled $9 million in the third quarter and $24 million year-to-date. Dividends received in 2012 totaled $4 million in the third quarter and $8 million year-to-date (starting in the second quarter). Once the FTC issues its final decision and order, and the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

Also in 2013, ITW reimbursed Graco approximately $4.5 million for payments of pre-acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment on the Consolidated Balance Sheet.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of September 27, 2013, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	% Change	Sep 27, 2013	Sep 28, 2012	% Change

Net Sales	$277.0	$256.5	8%	$832.1	$758.8	10%
Net Earnings	$56.1	$37.1	51%	$166.1	$106.9	55%
Diluted Net Earnings per Common Share	$0.89	$0.60	48%	$2.65	$1.73	53%

Sales for the quarter increased 8 percent from last year, driven by strong sales in the Contractor segment, along with modest increases in the Industrial and Lubrication segments. Year-to-date sales increased 10 percent, including 4 percentage points from the full-year impact of the Powder Finishing operations acquired in April 2012, and strong growth in Contractor segment sales.

Higher sales and strong gross margin rates, decreases in acquisition-related expenses, higher investment income from Liquid Finishing businesses held separate, and favorable changes in the income tax provision all contributed to significant growth in net earnings for both the quarter and the year-to-date.

Changes in currency translation rates did not have a significant effect on consolidated operating results, but had a more notable impact on regional results. Favorable effects of rate changes in EMEA were offset by unfavorable effects in Asia Pacific.

The following table presents components of changes in sales:

	Quarter
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	1%	24%	3%	15%	4%	(6)%	8%
Currency	- %	- %	(1) %	- %	4%	(3)%	- %

Total	1%	24%	2%	15%	8%	(9)%	8%

	Year-to-Date
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	- %	17%	- %	11%	1%	(3)%	6%
Acquisitions	8%	- %	- %	2%	8%	5%	4%
Currency	(1)%	1%	- %	- %	2%	(2)%	- %

Total	7%	18%	- %	13%	11%	- %	10%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012

Americas[1]	$156.1	$135.8	$455.0	$402.4
EMEA[2]	70.3	65.2	210.1	189.3
Asia Pacific	50.6	55.5	167.0	167.1

Consolidated	$277.0	$256.5	$832.1	$758.8

[1] North and South America, including the U.S.
[2] Europe, Middle East and Africa

Sales for the quarter increased 8 percent, including increases of 15 percent in the Americas and 8 percent in EMEA (4 percent at consistent translation rates). Sales for the quarter decreased 9 percent in Asia Pacific (6 percent at consistent translation rates). Year-to-date sales increased 10 percent, including increases of 13 percent in the Americas and 11 percent in EMEA (9 percent at consistent translation rates). Year-to-date sales were flat in Asia Pacific (up 2 percent at consistent translation rates). The first quarter impact of the Powder Finishing operations acquired in April 2012 contributed approximately 4 percentage points of the total year-to-date growth and accounted for most of the growth in EMEA (at consistent translation rates).

Gross profit margin, expressed as a percentage of sales, was 54 1⁄2 percent for the quarter, consistent with the comparable period last year. Year-to-date gross profit margin rate was 55 percent, up 1 percentage point from last year. Non-recurring inventory-related purchase accounting effects totaling $7 million reduced last year’s year-to-date gross margin rate by approximately 1 percentage point.

Total operating expenses for the quarter and year-to-date were slightly lower than the comparable periods last year. Volume-related increases in selling, marketing and distribution expenses were more than offset by decreases in general and administrative expenses, including acquisition and divestiture cost decreases of $3 million for the quarter and $14 million year-to-date.

Other expense (income) included after-tax dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Such dividends totaled $9 million for the quarter and $24 million year-to-date, up from $4 million for the quarter and $8 million year-to-date received in the comparable periods last year. On a fully-diluted per share basis, dividends in 2013 were $0.14 for the quarter and $0.38 year-to-date, compared to $0.06 for the quarter and $0.13 year-to-date last year.

The effective income tax rates of 24 percent for the quarter and 27 percent year-to-date were lower than the comparable periods last year. This year’s rates included the impact of the federal R&D credit that was renewed in the first quarter, effective retroactive to the beginning of 2012. There was no R&D credit recognized in 2012. The effective rates in 2013 also reflected the effect of higher after-tax dividend income received from the Liquid Finishing businesses held separate, and the effect of more foreign earnings that are taxed at lower rates than in the United States. The effective rate for the quarter also included the impact of additional benefit from U.S. business credits and deductions.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27, 2013	Sep 28, 2012	Sep 27, 2013	Sep 28, 2012
Net sales (in millions)
Americas	$69.0	$67.0	$205.4	$192.0
EMEA	51.5	47.0	151.6	133.7
Asia Pacific	36.2	40.7	123.5	121.3

Total	$156.7	$154.7	$480.5	$447.0

Operating earnings as a percentage of net sales	32%	30%	33%	31%

Industrial segment sales for the quarter increased 1 percent, with increases of 3 percent in the Americas and 10 percent in EMEA (6 percent at consistent translation rates), mostly offset by an 11 percent decrease in Asia Pacific (9 percent at consistent translation rates). Year-to-date sales increased 7 percent, mostly from Powder Finishing operations acquired in April 2012. Operating margin rate for the Industrial segment increased compared to last year, driven by improved gross margin rates. The effects of purchase accounting related to inventory reduced the 2012 year-to-date operating margin rate by approximately 2 percentage points.

Contractor

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2013	2012	2013	2012
Net sales (in millions)
Americas	$67.1	$48.7	$188.5	$149.5
EMEA	16.6	16.1	50.8	49.2
Asia Pacific	9.2	10.1	29.8	30.2

Total	$92.9	$74.9	$269.1	$228.9

Operating earnings as a percentage of net sales	23%	17%	23%	19%

Contractor segment sales for the quarter increased 24 percent, including increases of 38 percent in the Americas and 4 percent in EMEA (flat at consistent translation rates) and a decrease of 8 percent in Asia Pacific. Year-to-date sales were up 18 percent, driven by increases in the Americas. Higher sales volume and expense leverage led to higher operating margin rates in the Contractor segment.

Lubrication

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2013	2012	2013	2012
Net sales (in millions)
Americas	$20.0	$20.0	$61.1	$60.8
EMEA	2.1	2.2	7.6	6.4
Asia Pacific	5.3	4.7	13.8	15.6

Total	$27.4	$26.9	$82.5	$82.8

Operating earnings as a percentage of net sales	20%	20%	21%	21%

Lubrication segment sales for the quarter increased 2 percent, mostly from increases in Asia Pacific. Year-to-date sales were flat, with increases in Europe offset by decreases in Asia Pacific. Operating margin rates were steady in this segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $181 million in 2013 and $132 million in 2012. The increase mostly reflects the increase in net earnings. Accounts receivable and inventory balances have increased since the end of 2012 due to increases in business activity.

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

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. The Company believes its investment in the Liquid Finishing businesses, carried at a cost of $422 million, is not impaired.

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. In the first nine months of 2013, the Company received $24 million of dividends from current earnings of the Liquid Finishing businesses.

At September 27, 2013, the Company had various lines of credit totaling $502 million, of which $389 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2013, including the needs of the Powder Finishing and Liquid Finishing businesses acquired in April 2012.

Outlook

We expect to achieve growth in every region in the fourth quarter of 2013. The housing recovery and a marginally favorable economic environment in the U.S. should continue to provide a tailwind for growth in our Contractor and Industrial segments in the Americas. We don’t see a catalyst to advance the weak macroeconomic environments in Asia Pacific or EMEA in the near term, but we expect modest growth in the fourth quarter. As we finish out 2013 and look toward 2014, Graco’s global team remains focused on our strategic growth initiatives of expanding our distribution channels, developing innovative new products, conversion of end users from manual painting techniques to using spray equipment, and continuing our efforts to expand into adjacent new markets.

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

Information on issuer purchases of equity securities follows:

Maximum
			Total	Number of
			Number	Shares that
			of Shares	May Yet Be
			Purchased	Purchased
			as Part of	Under the
	Total	Average	Publicly	Plans or
	Number	Price	Announced	Programs
	of Shares	Paid per	Plans or	(at end of
Period	Purchased	Share	Programs	period)

Jun 29, 2013 – Jul 26, 2013	95,108	$66.95	94,901	5,789,771

Jul 27, 2013 – Aug 23, 2013	100,932	$71.75	99,853	5,689,918

Aug 24, 2013 – Sep 27, 2013	120,000	$72.15	120,000	5,569,918

Item 6.    Exhibits

3.1	Restated Articles of Incorporation as amended April 26, 2013. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed April 30, 2013.)

3.2	Restated Bylaws as amended June 13, 2002. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2002.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 23, 2013.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 23, 2013	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2013	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2013	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President and Corporate Controller
(Principal Accounting Officer)