Form 10-K
period 2013-12-27
GRACO INC
filed 2014-02-18
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 27, 2013, or

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

Yes        No  X

The aggregate market value of 60,501,329 shares of common stock held by non-affiliates of the registrant was $3,824,289,015 as of June 28, 2013.

60,862,154 shares of common stock were outstanding as of February 4, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2014, are incorporated by reference into Part III, as specifically set forth in said Part III.

INDEX TO ANNUAL REPORT

ON FORM 10-K

ACCESS TO REPORTS

Investors may obtain access free of charge to the Graco Inc. Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports and amendments to the reports by visiting the Graco website at www.graco.com. These reports will be available as soon as reasonably practicable following electronic filing with, or furnishing to, the Securities and Exchange Commission.

PART I

Item 1. Business

Graco Inc. and its subsidiaries (“Graco,” “us,” “we,” or “our Company”) design, manufacture and market premium equipment to pump, meter, mix and dispense a wide variety of fluids and coatings. Our equipment is used around the world in a broad range of industries, including construction; automotive; industrial and machinery; mining, oil and gas; public works and other industries.

We sell our products in the following geographic markets: North, Central and South America (the Americas); Europe, Middle East and Africa (EMEA); and Asia Pacific. Sales in the Americas represent approximately 54 percent of our Company’s total sales; sales in EMEA approximately 26 percent; and sales in Asia Pacific approximately 20 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic markets. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

Our Company’s Strengths and Objectives

We specialize in providing fluid handling equipment solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties and multiple component materials that require precise ratio control. We aim to serve niche markets, providing high customer value through product differentiation. Our products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance.

We strive for, and we believe we achieve, manufacturing and engineering excellence. We centralize our manufacturing operations, which allows for leveraging overhead. Graco has a continuous improvement culture, and we make ongoing capital investments in our manufacturing facilities. Our high quality manufacturing and engineering drive cost savings, reliability and quality in our products.

Our strategies for long-term growth include investing in new products, expanding geographically, targeting new industries and making acquisitions. We make significant investments in developing innovative, high quality products. We strategically add commercial resources focused on expanding third party distribution in growing and emerging markets. We leverage our product technologies for new applications and markets. We make targeted acquisitions, including one small acquisition in 2013 and a second small acquisition in early fiscal year 2014. We coordinate and drive these long-term growth strategies across our geographic regions.

We have strong relationships with material suppliers, end users and channel partners. Our channel partners, which include independent distributors and selective retailers, are present and active throughout our geographic regions. We have been successful in growing third party distribution with experience in specialized end user applications. We intend to further add and develop specialized third party distribution in all geographic regions to reach the new end user markets and applications that are the focus of many of our new product development initiatives.

Our Company’s financial performance has been consistently strong, in part due to an ability to leverage our operations. Our management strives to provide excellent returns for our shareholders.

Manufacturing and Distribution

We manufacture most of our products in the United States. We also manufacture some of our products in Belgium, Romania, Switzerland and the People’s Republic of China (“P.R.C.”). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We do critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

We sell our equipment primarily through third party distributors worldwide. We primarily distribute our products from our warehouses to distributors, who sell our products to end users. Outside of the United States, our subsidiaries located in Australia,

Belgium, Japan, Italy, Korea, Mexico, the P.R.C. and Switzerland distribute our Company’s products. Significant operations in Maasmechelen, Belgium; St. Gallen, Switzerland; and Shanghai, P.R.C. reinforce our commitment to their regions.

During 2013, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services.

For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; and Suzhou, P.R.C. The product development and engineering groups focus on new product design, product improvements, new applications for existing products and strategic technologies for their specific customer base. Our product development efforts focus on bringing new and supplemental return-on-investment value to end users of our products. Total product development expenditures for all segments were $51 million in 2013, $49 million in 2012, and $42 million in 2011.

Our Company consistently makes significant investments in new products, and in 2013 we invested $51 million, or 4.6 percent of sales, in our product development activities. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return-on-investment to our end user customers and on development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared to planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third party distribution and market acceptance by end users.

Business Segments

Industrial Segment

The Industrial segment is the largest of our Company’s businesses and represents approximately 59 percent of our total sales. This segment includes the Applied Fluid Technologies division, Industrial Products division and Process division. The Industrial segment primarily makes products for industrial customers that manufacture their own products (such as appliances, vehicles, airplanes and furniture).

Most Industrial segment equipment is sold worldwide through specialized third party distributors, integrators, design centers, original equipment manufacturers and material suppliers. Some products are sold directly to end users. We work with material suppliers to develop or adapt our equipment for use with specialized and hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different manufacturers are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Company’s Industrial segment products into systems and assemblies that they then supply to their customers.

Applied Fluid Technologies

In addition to making products for use by industrial customers, the Applied Fluid Technologies division also sells equipment for use by construction contractors. The Applied Fluid Technologies division makes equipment to pump, meter, mix and dispense high performance protective coatings and polyurethane foam (protective coatings and foam); and equipment to pump, meter, mix and dispense sealants and adhesives and composites (advanced fluid dispense).

We make plural component proportioning equipment that applies polyurethane foam to insulate walls, roofing, water heaters, refrigerators, hot tubs and other items. This equipment is used in packaging, architectural design and cavity filling. We also make equipment that applies two-component polyurea coatings to tanks, pipes, roofs, truck beds and concrete. In 2013, we purchased EcoQuip Inc. EcoQuip manufactures vapor-abrasive blasting equipment, which is a product category complementary to protective coatings equipment.

Our advanced fluid dispense products include pumps, meters, applicators and valves that meter, mix and dispense sealant and adhesives. This equipment bonds, molds, seals, vacuum encapsulates, laminates and gaskets parts and devices in a wide variety of industrial applications. We also offer advanced composites equipment, which includes gel coat equipment, chop and wet-out systems, resin transfer molding systems and applicators. This equipment is used, for example, in the manufacture of vehicles, aircraft, boats, wind turbines and bridge materials.

A key product strategy of the Applied Fluid Technologies division is to create and sell technologically superior equipment. We also strive to offer a full range of best-value standard products by using a standardized, modular product structure, with pre-engineered products to cover a broad range of configurations and applications.

Industrial Products

The Industrial Products division makes finishing equipment that applies paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products. Our finishing equipment includes liquid and powder finishing products. Our finishing equipment pumps, meters and applies liquids on wood, metals and plastics, and coats powder finish on metals. Finishing strategies include creating and selling technologically superior equipment, providing environmental compliance solutions and providing excellent end user service through specialized third party distribution.

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

Our powder finishing products are sold under the Gema® trademark. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end-users of our Gema powder finishing products include manufacturers in the construction, home appliance, automotive component and custom coater industries. We strive to provide innovative production solutions in powder coating for end users in emerging and developed markets.

Process

Our Process division makes pumps that move chemicals, petroleum, food and other fluids. The Process division strives to provide high quality, long lasting products with differentiated technology for specified applications. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and gas, electronics, wastewater, mining and ceramics industries use our pumps. We offer pumps for sanitary applications including FDA-compliant 3-A sanitary pumps, diaphragm pumps, transfer pumps and drum and bin unloaders. Our pumps provide a mechanized solution to a traditionally manual process in a factory of moving fluids from large barrels into equipment that dispenses the fluid into jars or other containers. Subsequent to the 2013 fiscal year end, we purchased QED Environmental Systems, Inc. QED Environmental Systems is a manufacturer of fluid management solutions for the environmental monitoring and remediation industries, an industry in which we have had little previous presence.

Contractor Segment

The Contractor segment generated approximately 31 percent of our Company’s 2013 total sales. The Contractor segment directs its product development, sales and marketing efforts toward three broad applications: paint, texture and pavement maintenance. The Contractor segment markets airless paint and texture sprayers (air, gas, hydraulically- and electrically-powered), accessories (spray guns, hoses and filters) and spare parts (tips and seals) to professional painters in the construction and maintenance industries, tradesmen and do-it-yourselfers. The products are distributed primarily through distributor outlets whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors outside of North America. Certain sprayers and accessories are distributed globally through the home center channel.

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

Our Contractor segment sells broad product families with multiple offerings. Our Contractor segment strives for technological innovation in its products. Painters are encouraged to upgrade their equipment regularly to take advantage of the new and/or more advanced features. The Contractor segment strives to expand base markets using new and core technologies.

Contractor products are marketed and sold in all major geographic areas. We continue to add distributors throughout the world that specialize in the sale of Contractor products. Throughout the world, we are pursuing a broad strategy of converting contractors accustomed to manually applying paint and other coatings by brush-and-roller to spray technology.

Lubrication Segment

The Lubrication segment represented approximately 10 percent of our Company’s sales during 2013. The Lubrication segment focuses its engineering, marketing and sales efforts on two main applications: vehicle services and industrial lubrication. The Lubrication segment markets and sells our lubrication equipment worldwide, although the bulk of its sales come from North America. Our lubrication products are sold through independent third party distributors and directly to original equipment manufacturers. Our key Lubrication segment strategies are to provide products with differentiated features that are unique to the industries served and to develop products for geographic expansion. We continue to expand our Lubrication segment sales and marketing resources in EMEA, Asia Pacific, and South and Central America.

In vehicle services, we supply pumps, hose reels, meters, valves and accessories. Our customers include fast oil change facilities, service garages, fleet service centers, automobile dealerships, auto parts stores, service truck builders and heavy equipment service centers.

In industrial lubrication, we offer systems, components and accessories for the automatic lubrication of industrial and commercial equipment, compressors, turbines and on- and off-road vehicles. We offer products that automatically lubricate bearings, gears and generators, and products that evacuate and dispense lubricants. Industries served include gas transmission and petrochemical, pulp and paper, mining and construction, agricultural equipment, food and beverage, material handling, metal manufacturing, wind energy and oil and gas exploration. In 2013, we introduced new electric grease pumps for the mining and heavy equipment industries.

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. The materials and components that we use are generally adequately available through multiple sources of supply. To manage cost, we engage in significant global sourcing of materials and components, primarily in the Asia Pacific region.

In 2013, our raw material costs were fairly stable, although we experienced price decreases in copper, stainless steel, aluminum and rare earth metals. These price decreases were somewhat offset by price increases in certain specialty resins and steels. We did not experience any significant shortages of materials in 2013.

We endeavor to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

Intellectual Property

We own a number of patents and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” “Gema,” several forms of a capital “G,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has several competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, personal relationships, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies may offer competitive products at lower prices. We may have to refresh our product line and continue development of our distribution channel to stay competitive. We are also facing competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. We may have to increase our intellectual property enforcement activities.

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 27, 2013.

Employees

As of December 27, 2013, we employed approximately 2,700 persons, excluding the employees of the held separate Liquid Finishing businesses (see below). Of this total, approximately 850 were employees based outside the United States, and 800 were hourly factory workers in the United States. None of our Company’s United States employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside the United States. Compliance with such agreements has no material effect on our Company or our operations.

Acquisition and Planned Divestiture of ITW Liquid Finishing Businesses

We purchased the finishing businesses of Illinois Tool Works Inc. (“ITW Finishing Group”) in April 2012 (the “Finishing Brands Acquisition”). The acquisition included powder and liquid finishing equipment operations, technologies and brands. In liquid finishing, brands include Binks® spray finishing equipment, DeVilbiss® spray guns and accessories, Ransburg® electrostatic equipment and accessories and BGK curing technology (“Liquid Finishing”). In powder finishing, we acquired the Gema® business (“Powder Finishing”). In March 2012, the Federal Trade Commission (“FTC”) issued an order for our Company to hold the Liquid Finishing assets separate from our other businesses. In May 2012, the FTC issued a proposed decision and order that requires us to sell the held separate Liquid Finishing business assets no later than 180 days from the date the order becomes final. The FTC has not yet issued a final decision and order. We believe that the FTC will require us to sell all of the Liquid Finishing assets that are currently held separate. We have retained the services of an investment bank to help us market the held separate businesses and identify potential buyers.

Item 1A. Risk Factors

Changes in Laws and Regulations – Changes may impact how we can do business and the cost of doing business around the world.

The speed and frequency of implementation and the complexity of new or revised laws and regulations globally appear to be increasing. In addition, as our business grows and/or geographically expands, we may become subject to laws and regulations previously inapplicable to our business. These laws and regulations increase our costs of doing business, may affect the manner in which our products will be produced or delivered and may impact our long-term ability to provide returns to our shareholders.

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

Growth Strategies – Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. Suitable acquisitions must be located, completed and effectively integrated into or added to our existing businesses or corporate structure for this growth strategy to be successful. We may not be able to obtain financing at a reasonable cost. We may be unsuccessful in acquiring and effectively integrating into or adding businesses to our current operations or corporate structure, and may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers and employees will react to the acquisitions that we make. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are expanding the geographies in which we do business with third party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make, the new products that we develop and the channel expansions that we make.

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

Political Instability – Uncertainty surrounding political leadership may limit our growth opportunities.

Domestic political instability, including government shut downs, may limit our ability to grow our business. International political instability may prevent us from expanding our business into certain geographies and may also limit our ability to grow our business. Terrorist activities and civil disturbances may harm our business.

Intellectual Property – Demand for our products may be affected by new entrants who copy our products and/or infringe on our intellectual property.

From time to time, our Company has been faced with instances where competitors have infringed or improperly used our intellectual property and/or taken advantage of our design and development efforts. The ability to enforce intellectual property varies across jurisdictions. Asian copiers are becoming more prevalent. If our Company is unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow.

Suppliers – Risks associated with foreign sourcing, supply interruption, delays in raw material or component delivery, supply shortages and counterfeit components may adversely affect our production or profitability.

We are sourcing an increasing percentage of our materials and components from suppliers outside the United States, and from suppliers within the United States who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities may impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and trade regulation changes may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events or other political factors. Raw materials may become limited in availability from certain regions. Port labor disputes may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rebuild our products. We may be subject to warranty claims and may need to recall products.

Foreign Operations – Conducting business internationally exposes our Company to risks that could harm our business.

In 2013, approximately 55 percent of our sales were generated by customers located outside the United States. We are increasing our presence in advancing economies. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements, international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions), protection of our proprietary technology in certain countries, potentially burdensome taxes, potential difficulties staffing and managing local operations, and changes in exchange rates. Changes in exchange rates will impact our reported sales and earnings and may make it difficult for some of our distributors to purchase products.

Competition – Our success depends upon our ability to develop, market and sell new products that meet our customers’ needs, and anticipate industry changes.

Our profitability will be affected if we do not develop new products and technologies that meet our customers’ needs. Our ability to develop, market and sell products that meet our customers’ needs depends upon a number of factors, including anticipating the features and products that our customers will need in the future, identifying and entering into new markets, and training our distributors. Changes in industries in which we participate, including consolidation of competitors and customers, could affect our success. Price competition and competitor strategies could affect our success.

Legal Proceedings – Costs associated with claims, litigation, administrative proceedings and regulatory reviews, and potentially adverse outcomes, may affect our profitability.

As our Company grows, we are at an increased risk of being a target in litigation, administrative proceedings and regulatory reviews. The cost of defending such matters appears to be increasing, particularly in the United States. We may also need to pursue claims or litigation to protect our interests. Such costs may adversely affect our Company’s profitability. Our businesses expose us to potential toxic tort, product liability and commercial claims. Successful claims against the Company may adversely affect our results.

Anti-Corruption Laws – We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

Bribery, corruption and trade laws and regulations, and enforcement thereof, is increasing in frequency and severity on a global basis. If our internal controls and compliance program do not successfully prevent our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties and reputational damage.

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

Variable Industries – Our success may be affected by variations in the construction and automotive industries.

Our business may be affected by fluctuations in residential, commercial and institutional building and remodeling activity. Changes in construction materials and techniques may also impact our business. Our business may also be affected by fluctuations in the automotive industry.

Security Breaches – Intrusion into our information systems may impact our business.

Security breaches or intrusion into our information systems, and the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks may impact our business. Security breaches or intrusion into the systems or data of the third parties with whom we conduct business may also harm our business.

Natural Disasters – Our operations are at risk of damage or destruction by natural disasters.

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Flooding, tornadoes, typhoons, unusually heavy precipitation or earthquakes could adversely impact our operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities is set forth in the chart below. Facilities are used by all segments, unless otherwise noted.

Facility	Owned or Leased	Square Footage	Facility Activities

North America
Tlalnepantla, State of Mexico, Mexico	Leased	4,000	Manufacturing, warehouse and office for Industrial segment
Oakland, California, United States	Leased	1,500	Warehouse for Industrial segment
San Leandro, California, United States	Leased	12,100	Manufacturing, warehouse and office for Industrial segment
Indianapolis, Indiana, United States	Owned	63,500	Warehouse, office, product development and application laboratory for Industrial segment
Dexter, Michigan, United States	Leased	31,300	Manufacturing, warehouse, office, and product development for Industrial segment
Minneapolis, Minnesota, United States	Owned	142,000	Corporate office; office and product development for Industrial segment
Minneapolis, Minnesota, United States	Owned	42,000	Office for Information Systems, Accounting Services and Purchasing Departments
Minneapolis, Minnesota, United States	Owned	405,000	Manufacturing, warehouse and office for Industrial segment
Minneapolis, Minnesota, United States	Owned	86,700	Warehouse
Anoka, Minnesota, United States	Owned	207,000	Manufacturing, warehouse, office and product development for Lubrication segment
Rogers, Minnesota, United States	Owned	333,000	Manufacturing, warehouse, office and product development for Contractor segment
Rogers, Minnesota, United States	Leased	227,100	Warehouse and office
Rogers, Minnesota, United States	Leased	42,900	Warehouse and office
North Canton, Ohio, United States	Owned	132,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
Sioux Falls, South Dakota, United States	Owned	149,000	Manufacturing, warehouse and office for Industrial and Contractor segment spray guns and accessories
Chesapeake, Virginia, United States	Leased	9,600	Manufacturing and office for Industrial segment
Chesapeake, Virginia, United States	Leased	3,300	Warehouse for Industrial segment
Europe
Maasmechelen, Belgium	Owned	175,000	Warehouse, office and assembly; European training, testing and education center

Valence, France	Leased	3,900	Office for Industrial segment
Rödermark, Germany	Leased	8,600	Warehouse and office for Industrial segment
Milan, Italy	Leased	7,500	Office and warehouse for Industrial segment
Sibiu, Romania	Leased	31,000	Manufacturing for Industrial segment
St. Gallen, Switzerland	Owned	78,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
St. Gallen, Switzerland	Leased	9,000	Manufacturing for Industrial segment
Poole, Dorset, United Kingdom	Leased	3,500	Office and warehouse for Industrial segment
Asia Pacific
Bundoora, Australia	Leased	2,500	Office
Derrimut, Australia	Leased	7,500	Warehouse
Shanghai, P.R.C.	Leased	29,000	Office; Asia Pacific training, testing and education center
Shanghai Waiqaoqiao Free Trade Zone, P.R.C.	Leased	13,700	Warehouse
Shanghai, P.R.C.	Leased	27,000	Office and warehouse for Industrial segment
Suzhou, P.R.C.	Owned	79,000	Manufacturing, warehouse, office and product development
Yokohama, Japan	Leased	18,500	Office
Anyang, South Korea	Leased	5,100	Office
Gwangjoo, South Korea	Leased	10,700	Warehouse

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 18, 2014:

Patrick J. McHale, 52, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 55, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 49, was elected Vice President, Corporate Controller and Information Systems on December 6, 2013. She has also served as the Company’s principal accounting officer since September 2007. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 53, is Vice President and General Manager, Process Division, a position he has held since January 2013. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 57, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

James A. Graner, 69, became Chief Financial Officer in September 2005, a position he held in conjunction with Treasurer from September 2005 to June 2011. He served as Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974.

Dale D. Johnson, 59, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment division and the Industrial Equipment division. He joined the Company in 1976.

Jeffrey P. Johnson, 54, became Vice President and General Manager, EMEA in January 2013. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 58, became Executive Vice President, Industrial Products Division in April 2012. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 53, is Vice President and General Manager, South and Central America, a position he has held since January 2013. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. He joined the Company in 1985.

Peter J. O’Shea, 49, became Vice President and General Manager, Asia Pacific in January 2013. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Charles L. Rescorla, 62, was elected Vice President, Corporate Manufacturing, Distribution Operations and Corporate Development on December 6, 2013. From June 2011 to December 2013, he was Vice President, Corporate Manufacturing, Information Systems and Distribution Operations. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President and General Manager, Industrial/Automotive Equipment Division. Prior to April 2001, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 40, became Vice President and Treasurer in June 2011. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 49, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. He joined the Company in 1995.

Brian J. Zumbolo, 44, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

Except as otherwise noted above, the Board of Directors elected or re-elected the above executive officers to their current positions on December 7, 2012, effective January 1, 2013.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 4, 2014, the share price was $67.67 and there were 60,862,154 shares outstanding and 2,767 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 42,000 beneficial owners.

High and low sales prices for the Company’s common stock and dividends declared for each quarterly period in the past two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Stock price per share
High	$59.81	$65.43	$74.70	$79.66
Low	52.45	53.90	62.84	72.39
Dividends declared per share	0.25	0.25	0.25	0.28

2012
Stock price per share
High	$53.25	$56.66	$52.69	$53.25
Low	39.79	43.19	41.09	44.91
Dividends declared per share	0.23	0.23	0.23	0.25

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 26, 2008, and all dividends were reinvested).

	2008	2009	2010	2011	2012	2013
Dow Jones Industrial Machinery	100	141	192	182	223	326
S&P 500	100	126	146	149	172	228
Graco Inc.	100	138	186	197	250	388

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 28, 2013 - Oct 25, 2013	100,000	$75.70	100,000	5,469,918
Oct 26, 2013 - Nov 22, 2013	200,000	$77.63	200,000	5,269,918
Nov 23, 2013 - Dec 27, 2013	229,800	$76.59	229,800	5,040,118

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Net sales	$1,104,024	$1,012,456	$895,283	$744,065	$579,212
Net earnings	210,822	149,126	142,328	102,840	48,967
Per common share
Basic net earnings	$3.44	$2.47	$2.36	$1.71	$0.82
Diluted net earnings	3.36	2.42	2.32	1.69	0.81
Cash dividends declared	1.03	0.93	0.86	0.81	0.77

Total assets	$1,327,228	$1,321,734	$874,309	$530,474	$476,434
Long-term debt (including current portion)	408,370	556,480	300,000	70,255	86,260

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:

•	Overview
•	Acquisition
•	Results of Operations
•	Segment Results
•	Financial Condition and Cash Flow
•	Critical Accounting Estimates
•	Recent Accounting Pronouncements

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

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth. In 2013, the Process division was created within the Industrial segment to provide specific focus on development of product and channel related to industrial in-plant applications. In addition, a regional management team was formed to focus on building commercial resources in South and Central America. We continued to develop new products in each division including products that are expected to drive incremental sales growth, such as the development of equipment for packaging applications as well as continued refresh and upgrades of existing product lines. We acquired EcoQuip and QED, with combined annual revenues of approximately $30 million. Both acquisitions were completed in December 2013, although the QED acquisition closed subsequent to fiscal year end.

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

Finishing Brands Acquisition

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

Under terms of the hold separate order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, we have determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary and that they should not be consolidated. Furthermore, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, our investment in the shares of the Liquid Finishing businesses has been reflected as a cost-method investment on our Consolidated Balance Sheets as of December 27, 2013 and December 28, 2012, and their results of operations have not been consolidated with those of the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $28 million and $12 million received in 2013 and 2012, respectively, are included in other expense (income) on the Consolidated Statements of Earnings. We evaluate our cost-method investment for other-than-temporary impairment at each reporting period. As of December 27, 2013, we evaluated our investment in Liquid Finishing and determined that there was no impairment.

Results of Operations

Net sales, operating earnings, net earnings and earnings per share were as follows (in millions except per share amounts):

	2013	2012	2011
Net Sales	$1,104	$1,012	$895
Operating Earnings	280	225	220
Net Earnings	211	149	142
Diluted Net Earnings per Common Share	$3.36	$2.42	$2.32

2013 Summary:

•	Net sales grew by 9 percent, including increases of 11 percent in the Americas, 10 percent in EMEA and 3 percent in Asia Pacific. Sales in the Industrial segment grew by 8 percent, sales in the Contractor segment grew by 15 percent and sales in the Lubrication segment decreased by 1 percent.
•	First quarter 2013 sales from acquired Powder Finishing operations contributed approximately 3 percentage points to 2013 sales growth.
•	Changes in currency translation rates did not have a significant impact on sales or earnings in 2013.
•	Gross profit margin as a percentage of sales increased to 55 percent from 54 percent. The effects of realized price increases and higher production volume offset the unfavorable effect of changes in product mix, including the effect of increased Powder Finishing equipment and Contractor segment sales. In 2012, non-recurring purchase accounting effects reduced gross margin for the year by approximately 1 percentage point.
•	Investment in new product development was $51 million or 5 percent of sales in 2013.
•	Total operating expenses increased $2 million over 2012, with increases in product development and selling and marketing activities largely offset by decreases in general and administrative expenses, including a $14 million decrease in acquisition and divestiture costs.
•	Operating earnings were 25 percent of sales in 2013 as compared to 22 percent in 2012.
•	Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Dividends for 2013 and 2012 totaled $28 million and $12 million, respectively.
•	The effective tax rate was 27 percent, down from 31 percent in 2012. The lower rate for 2013 reflected the effects of higher after-tax dividend income received from the Liquid Finishing businesses and the federal R&D credit that was renewed in 2013, effective retroactive to the beginning of 2012. There was no R&D credit recognized in 2012.
•	Cash flows from operations grew to $243 million compared to $190 million in the prior year, with increases in working capital in line with volume growth.
•	Long-term debt was $408 million at December 27, 2013, compared to $556 million at December 28, 2012.
•	Dividends paid totaled $61 million in 2013.
•	The Company repurchased $68 million of its stock in 2013 compared to $1 million in 2012.

2012 Summary:

•	Our net sales grew by 13 percent, including increases of 13 percent in the Americas, 22 percent in EMEA and 5 percent in Asia Pacific. Sales in the Industrial segment grew by 20 percent, sales in the Contractor segment grew by 3 percent and sales in the Lubrication segment increased by 7 percent.
•	Sales from acquired Powder Finishing operations totaled $93 million since April 2012, or 10 percentage points of our total growth in 2012 sales, and included $19 million in the Americas, $52 million in EMEA and $22 million in Asia Pacific.
•	Foreign currency translation rates decreased sales by approximately $15 million and decreased earnings by approximately $5 million when compared to 2011 rates.

•	Operating earnings were 22 percent of sales in 2012 as compared to 25 percent in 2011.
•	Gross profit margin as a percentage of sales decreased 1 1⁄2 percentage points. Non-recurring purchase accounting effects related to acquired inventory totaled $7 million, reducing gross margin percentage for the year by approximately 1 percentage point. The effects of strong operational performance in legacy businesses offset the unfavorable effect of lower margin rates on acquired Powder Finishing operations.
•	Investment in new product development was $49 million or 5 percent of sales in 2012.
•	Total operating expenses were $45 million higher than 2011, including $25 million from Powder Finishing operations, an $8 million increase in acquisition and divestiture costs, $5 million from additional product development expenditures and an increase of $5 million in pension costs.

•	The April purchase of Powder Finishing and Liquid Finishing operations had significant impacts on interest expense, an increase of $10 million for the year, and other expense (income), which included dividend income of $12 million received from the Liquid Finishing businesses held as a cost-method investment.
•	The effective tax rate was 31 percent as compared to 32 percent in 2011. The rate in 2012 was reduced by the effect of after-tax dividend income received from the Liquid Finishing investment.
•	Cash flows from operations grew to $190 million compared to $162 million in the prior year, with modest changes in working capital.
•	We paid $668 million to complete the Finishing Brands acquisition, which included the Powder Finishing operations that have been included in the Industrial segment since the date of acquisition and the Liquid Finishing operations that are held separate, using available cash and $350 million of borrowings on a new credit agreement.
•	Dividends paid totaled $54 million in 2012.

The following table presents net sales by geographic region (in millions):

	2013	2012	2011
Americas[1]	$595	$536	$476
EMEA[2]	283	257	211
Asia Pacific	226	219	208

Total	$1,104	$1,012	$895

[1]	North, South and Central America, including the United States. Sales in the United States were $498 million in 2013, $441 million in 2012 and $394 million in 2011.
[2]	Europe, Middle East and Africa

In 2013, sales in the Americas increased by 11 percent in total, with increases of 6 percent in the Industrial segment, 22 percent in the Contractor segment and flat in the Lubrication segment as compared to the prior year. The increase in the Americas was led by the Contractor segment, which benefited from growth in U.S. housing starts and construction spending. Increased sales in the Industrial segment were driven by improvement in a variety of general industrial, construction and process-related end-markets. Sales in the Lubrication segment reflected modest demand growth in vehicle service applications and a low rate of investment by industrial lubrication customers.

In 2013, sales in EMEA increased by 10 percent (8 percent at consistent translation rates). Sales in the Industrial segment increased by 12 percent (9 percent at consistent translation rates). Sales increased by 4 percent in the Contractor segment (2 percent at consistent translation rates) and increased by 14 percent in the Lubrication segment (12 percent at consistent translation rates). We continued to see growth during 2013 in the emerging markets of EMEA, though end-markets in many industries remained weak in Western Europe throughout much of the year.

In 2013, sales in Asia Pacific grew by 3 percent (5 percent at consistent translation rates). Sales increased by 7 percent in the Industrial segment (10 percent at consistent translation rates). Sales in the Contractor segment decreased by 4 percent (3 percent at consistent translation rates) and sales in the Lubrication segment decreased by 13 percent (10 percent at consistent translation rates). Industrial project activity was strong in the fourth quarter, which brought the Industrial segment back to modest growth for the year. However, we continue to see lack of growth in a number of markets throughout Asia Pacific, including shipyards, container manufacturing, heavy machinery, manufacturing, housing, paint and mining, and we face an increased level of competition in the region.

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

In 2012, sales in EMEA increased by 22 percent (28 percent at consistent translation rates), primarily due to the sales from Powder Finishing of $52 million since the acquisition. Sales of legacy Graco products in the Industrial segment decreased by 2 percent during 2012 (increased by 3 percent at consistent translation rates). Sales decreased by 5 percent in the Contractor segment (flat at consistent translation rates) and increased by 2 percent in the Lubrication segment (7 percent at consistent translation rates). We continued to see growth during 2012 in the emerging markets of Eastern Europe and the Middle East, though end-markets in many industries remained weak in Western Europe.

In 2012, sales in Asia Pacific grew by 5 percent overall. Sales of Powder Finishing equipment were $22 million from the date of acquisition. Sales decreased by 7 percent in 2012 for legacy Graco products in the Industrial segment. Sales in the Contractor segment grew by 4 percent and sales in the Lubrication segment decreased by 10 percent. Activity levels in many end-markets remained challenging throughout the region and across product categories throughout 2012.

The following table presents components of net sales change:

2013
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	3%	14%	- %	10%	2%	1%	6%
Acquisitions	5%	- %	- %	1%	6%	4%	3%
Currency	- %	1%	(1) %	- %	2%	(2) %	- %

Total	8%	15%	(1) %	11%	10%	3%	9%

2012
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	3%	4%	8%	9%	2%	(5) %	4%
Acquisitions	19%	- %	- %	4%	26%	10%	10%
Currency	(2) %	(1) %	(1) %	- %	(6) %	- %	(1) %

Total	20%	3%	7%	13%	22%	5%	13%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2013	2012	2011
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	45.0	45.6	44.1

Gross profit	55.0	54.4	55.9
Product development	4.7	4.8	4.7
Selling, marketing and distribution	16.1	16.2	16.9
General and administrative	8.9	11.2	9.8

Operating earnings	25.3	22.2	24.5
Interest expense	1.6	1.9	1.0
Other expense (income), net	(2.5)	(1.1)	0.1

Earnings before income taxes	26.2	21.4	23.4
Income taxes	7.1	6.7	7.5

Net Earnings	19.1%	14.7%	15.9%

2013 Compared to 2012

Operating earnings as a percentage of sales were 25 percent in 2013 as compared to 22 percent in 2012. Expense leverage and reductions of acquisition and divestiture costs led to the improvements in operating earnings as a percentage of sales.

Gross profit margin as a percentage of sales was 55 percent in 2013 as compared to 54 percent in 2012. The favorable effect of realized price increases and higher production volume offset the unfavorable effect of changes in product mix, including increased sales of powder finishing equipment and Contractor segment sales. For 2012, non-recurring purchase accounting effects reduced the gross margin percentage by approximately 1 percentage point.

Operating expenses for the year increased $2 million over 2012 with business activity-related increases largely offset by decreases in acquisition and divestiture costs in 2013. Acquisition and divestiture costs were $2 million in 2013, as compared to $16 million in 2012. Overall, product development spending was 5 percent of sales in 2013, consistent with 2012.

Interest expense was $18 million in 2013, a decrease of $1 million from 2012. Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Dividends for the year totaled $28 million in 2013 and $12 million in 2012.

The effective income tax rate was 27 percent for the year as compared to 31 percent in 2012. The lower rate for 2013 reflected the effects of higher after-tax dividend income received from the Liquid Finishing businesses and the federal R&D credit that was renewed in 2013, effective retroactive to the beginning of 2012. There was no R&D credit recognized in 2012.

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

Segment Results

The following table presents net sales and operating earnings by business segment (in millions):

	2013	2012	2011
Sales
Industrial	$652	$603	$502
Contractor	343	299	291
Lubrication	109	110	102

Total	$1,104	$1,012	$895

Operating Earnings
Industrial	$211	$186	$174
Contractor	72	54	51
Lubrication	23	23	19
Unallocated corporate	(26)	(38)	(24)

Total	$280	$225	$220

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2013	2012	2011
Sales
Americas	$276	$261	$220
EMEA	206	184	135
Asia Pacific	170	158	147

Total	$652	$603	$502

Components of Net Sales Change
Volume and Price	3%	3%	20%
Acquisitions	5%	19%	- %
Currency	- %	(2) %	3%

Total	8%	20%	23%

Operating Earnings as a Percentage of Sales	32%	31%	35%

In 2013, sales in the Industrial segment totaled $652 million, an increase of 8 percent from the prior year. First quarter 2013 sales from the acquired Powder Finishing operations contributed approximately 5 percentage points to the 2013 sales growth. Overall for the Industrial segment, sales increased by 6 percent in the Americas, increased 12 percent in EMEA (9 percent at consistent translation rates) and increased 7 percent in Asia Pacific (10 percent at consistent translation rates).

Operating earnings as a percentage of sales were 32 percent in 2013 as compared to 31 percent in 2012. The effects of purchase accounting related to inventory reduced the operating margin rate for 2012 by approximately 1 percentage point.

In 2012, sales in the Industrial segment totaled $603 million, an increase of 20 percent from the prior year, including $93 million from Powder Finishing operations acquired in April 2012. Without Powder Finishing, sales increased by 10 percent in the Americas, decreased 2 percent in EMEA (3 percent increase at consistent translation rates) and decreased 7 percent in Asia Pacific.

Operating earnings as a percentage of sales were 31 percent in 2012 as compared to 35 percent in 2011. Powder Finishing operations contributed to segment earnings, but at a lower rate on sales, which drove the decrease in the operating margin for the Industrial segment.

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

Contractor

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2013	2012	2011
Sales
Americas	$237	$194	$184
EMEA	67	64	68
Asia Pacific	39	41	39

Total	$343	$299	$291

Components of Net Sales Change
Volume and Price	14%	4%	11%
Currency	1%	(1) %	2%

Total	15%	3%	13%

Operating Earnings as a Percentage of Sales	21%	18%	17%

In 2013, sales in the Contractor segment increased 15 percent as compared to 2012. By geography, sales increased by 22 percent in the Americas, increased 4 percent in Europe (2 percent at consistent translation rates) and decreased 4 percent in Asia Pacific.

Operating earnings as a percentage of sales were 21 percent in 2013 as compared to 18 percent in 2012. Higher sales and the leveraging of expenses drove the improvement of operating earnings as a percentage of sales.

In 2012, sales in the Contractor segment increased 3 percent. By geography, sales increased by 5 percent in the Americas, decreased 5 percent in Europe (flat at consistent translation rates) and increased 4 percent in Asia Pacific.

Higher sales and the leveraging of expenses led to improvements in operating earnings as a percentage of sales.

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

Lubrication

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Lubrication segment (dollars in millions):

	2013	2012	2011
Sales
Americas	$82	$81	$72
EMEA	10	9	8
Asia Pacific	17	20	22

Total	$109	$110	$102

Components of Net Sales Change
Volume and Price	- %	8%	30%
Currency	(1) %	(1) %	2%

Total	(1) %	7%	32%

Operating Earnings as a Percentage of Sales	21%	20%	18%

In 2013, sales in the Lubrication segment decreased by 1 percentage point compared to 2012. By geography, sales were flat in the Americas, increased 14 percent in EMEA, and decreased 13 percent in Asia Pacific.

In 2012, sales in the Lubrication segment increased 7 percent. By geography, sales increased by 13 percent in the Americas, 2 percent in Europe (7 percent at consistent translation rates) and decreased 10 percent in Asia Pacific.

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

Unallocated corporate

(in millions)

	2013	2012	2011
Unallocated corporate (expense)	$(26)	$(38)	$(24)

Unallocated corporate includes items such as stock compensation, non-service portion of pension expense, bad debt expense, contributions to the Company’s charitable foundation and certain other charges or credits driven by corporate decisions, including expense related to acquisition/divestiture activities. In 2013, unallocated corporate included $16 million of stock compensation, $6 million related to the non-service cost portion of pension expense, $2 million related to acquisition/divestiture activities, and $2 million of contributions to the Company’s charitable foundation. In 2012, acquisition/divestiture expense totaled $16 million, stock compensation totaled $12 million, the non-service portion of pension expense was $8 million and contributions to the Company’s charitable foundation totaled $2 million.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2013	2012
Working capital	$624	$625
Current ratio	4.7	5.1
Days of sales in receivables outstanding	60	62
Inventory turnover (LIFO)	3.8	4.0

In 2013, the Company’s financial condition was strong. Cash flows from operations were $243 million, a 28 percent increase over 2012. Changes in receivables and inventories increased in line with volume growth. Primary uses of cash included net payments on long-term debt of $148 million, share repurchases of $68 million, dividends of $61 million, capital expenditures of $23 million and business acquisitions of $12 million.

Cash flows from operations totaled $190 million in 2012. Changes in receivables and inventories moderated during 2012 after increasing in 2011. Primary uses of cash included investments in businesses held separately of $427 million, business acquisitions of $240 million, payments on long-term lines of credit of $393 million, capital expenditures of $18 million and dividends of $54 million.

Capital Structure. At December 27, 2013, the Company’s capital structure included current notes payable of $10 million, long-term debt of $408 million and shareholders’ equity of $634 million. At December 28, 2012, the Company’s capital structure included current notes payable of $8 million, long-term debt of $556 million and shareholders’ equity of $454 million.

Shareholders’ equity increased by $180 million in 2013. The key components of changes in shareholders’ equity include current year earnings of $211 million, reduced by $70 million of shares repurchased and $63 million of dividends declared, and increased by $42 million for shares issued and increases in other comprehensive income due mainly to pension and post-retirement medical liability adjustments.

Liquidity and Capital Resources. The Company had cash totaling $20 million at December 27, 2013 and $31 million at December 28, 2012, held in deposit accounts.

There were no changes to the Company’s credit agreements during 2013. On March 27, 2012, the Company’s $250 million credit agreement was terminated in connection with the execution of a new unsecured revolving credit agreement. The current credit agreement is with a syndicate of lenders and expires in March 2017. It provides up to $450 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

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

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. During 2013 and 2012, the Company received a total of $28 million and $12 million, respectively, of dividends from current earnings of the Liquid Finishing businesses.

On December 27, 2013, the Company had $502 million in lines of credit, of which $355 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2014, including its capital expenditure plan of approximately $25-30 million, planned dividends (estimated at $67 million) and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2013, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $1.00 to $1.10 per share, a 10 percent increase.

Cash Flow. A summary of cash flow follows (in millions):

	2013	2012	2011
Operating Activities	$243	$190	$162
Investing Activities	(31)	(695)	(28)
Financing Activities	(226)	233	160
Effect of exchange rates on cash	3	-	-

Net cash provided (used)	(11)	(272)	294

Cash and cash equivalents at year-end	$20	$31	$303

Cash Flows From Operating Activities. Net cash provided by operating activities was $243 million in 2013 and $190 million in 2012. During 2013, changes in receivables and inventories increased in line with volume growth. Net cash provided by operating activities in 2013 was driven by net income of $211 million and adjustments for depreciation and amortization and share-based compensation.

Net cash provided by operating activities was $190 million in 2012 and $162 million in 2011. During 2012, changes in receivables and inventories moderated after increasing in 2011.

Cash Flows Used in Investing Activities. During 2013, cash used in investing activities was $31 million compared to $695 million in 2012. During 2013, cash outflows consisted of $23 million of additions to property, plant and equipment, and business acquisitions of $12 million. During 2012, cash outflows included an investment in businesses held separate of $427 million, business acquisitions of $240 million and $18 million of additions of property, plant and equipment.

Cash Flows Used in Financing Activities. During 2013, cash used in financing activities was $226 million. Net payments on outstanding lines of credit were $148 million, share repurchases totaled $68 million and cash dividends paid were $61 million in 2013. These cash uses were offset by the issuance of stock of $42 million. During 2012, cash provided by financing activities was $233 million. We used $350 million of borrowings on a $450 million revolving credit facility to fund business acquisitions and investments. Net payments on outstanding lines of credit, subsequent to the acquisition transaction, were $94 million in 2012 and cash dividends paid totaled $54 million.

In September 2012, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2015. Under the current authorization, 5 million shares remain available for purchase as of December 27, 2013.

The Company repurchased and retired nearly 1 million shares at a cost of $68 million in 2013. We made $1 million and $43 million of share repurchases in 2012 and 2011, respectively. Share repurchases will continue in 2014.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 27, 2013, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $3 million at December 27, 2013. The Company has also guaranteed the debt of its subsidiaries up to $10 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$408	$-	$-	$183	$225
Operating leases	24	5	7	4	8
Purchase obligations[1]	100	100	-	-	-
Interest on long-term debt	127	16	32	27	52
Unfunded pension and postretirement medical benefits[2]	30	2	5	6	17

Total	$689	$123	$44	$220	$302

[1]	The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

[2]	The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance.

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

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performs impairment reviews for the Company’s reporting units using a fair-value method based on management’s judgments and assumptions. The Company estimates the fair value of the reporting units by an allocation of market capitalization value, cross-checked by a present value of future cash flows calculation. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Based on our most recent goodwill impairment assessment performed during the fourth quarter of 2013, the fair value of each reporting unit significantly exceeded its carrying value. Accordingly, step two of the impairment analysis was not required.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company maintained its investment return assumption for its U.S. plan at 8.5 percent for 2014 and set the return assumption for its Swiss plan at 2.0 percent. Mortality rates are based on a common group mortality table for males and females.

Net pension cost in 2013 was $14 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 27, 2013, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(25)	$3
Expected return on assets	-	1

Recent Accounting Pronouncements

The accounting standards updates issued by The Financial Accounting Standards Board (FASB) that will be effective for the Company in 2014 will not have a significant impact on the Company’s consolidated financial statements.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 27, 2013, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. Changes in translation rates had no significant effect on 2013 net sales or earnings. In 2012, the effect of the stronger U.S. dollar compared to other currencies (primarily the euro) resulted in a decrease in sales and net earnings of approximately $15 million and $5 million, respectively. In 2011, the calculated translation effect resulted in an increase in net sales and net earnings of approximately $17 million and $7 million, respectively.

2014 Outlook

We expect growth in every region of the world in 2014. In the Americas, the continued recovery in the construction market should provide a tailwind for both our Contractor and Industrial segments. Further, we expect the general economic environment for industrial manufacturing to remain stable in the United States through 2014. Although the economies of Western Europe are still struggling to find their footing, we expect growth from the emerging markets of Eastern Europe to drive moderate growth in the EMEA region in 2014. While our Asia Pacific region will continue to face weak economic conditions and difficult comparables into the first half of 2014, we are hopeful that the business will gain momentum as the year progresses. With a modest increase in volumes, we expect factory performance in 2014 to remain solid and continue to drive profitability. The Graco team is focused on executing our strategies for growth in 2014.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2013 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: changes in laws and regulations; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; whether we are able to effectively complete a divestiture of the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval; political instability; new entrants who copy our products or infringe on our intellectual property; supply interruptions or delays; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business; compliance with anti-corruption laws; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction and automotive industries; security breaches and natural disasters. Please refer to Item 1A of this Annual Report on Form 10-K for fiscal year 2013 for a more comprehensive discussion of these and other risk factors. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 27, 2013.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 27, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2013, of the Company and our report dated February 18, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 18, 2014

Consolidated Financial Statements

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 27, 2013 and December 28, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 27, 2013 and December 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 18, 2014

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share amounts)

	Years Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Net Sales	$1,104,024	$1,012,456	$895,283
Cost of products sold	496,569	461,926	395,078

Gross Profit	607,455	550,530	500,205
Product development	51,428	48,921	41,554
Selling, marketing and distribution	177,853	163,523	151,276
General and administrative	98,405	113,409	87,861

Operating Earnings	279,769	224,677	219,514
Interest expense	18,147	19,273	9,131
Other expense (income), net	(27,200)	(11,922)	655

Earnings Before Income Taxes	288,822	217,326	209,728
Income taxes	78,000	68,200	67,400

Net Earnings	$210,822	$149,126	$142,328

Basic Net Earnings per Common Share	$3.44	$2.47	$2.36
Diluted Net Earnings per Common Share	$3.36	$2.42	$2.32
Cash Dividends Declared per Common Share	$1.03	$0.93	$0.86

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Net Earnings	$210,822	$149,126	$142,328
Other comprehensive income (loss)
Cumulative translation adjustment	7,812	(3,206)	-
Pension and postretirement medical liability adjustment	46,955	(6,171)	(36,760)
Gain (loss) on interest rate hedge contracts	-	-	454
Income taxes
Pension and postretirement medical liability adjustment	(17,371)	2,113	12,436
Gain (loss) on interest rate hedge contracts	-	-	(168)

Other comprehensive income (loss)	37,396	(7,264)	(24,038)

Comprehensive Income	$248,218	$141,862	$118,290

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 27, 2013	December 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$19,756	$31,120
Accounts receivable, less allowances of $6,300 and $6,600	183,293	172,143
Inventories	133,787	121,549
Deferred income taxes	18,827	17,742
Investment in businesses held separate	422,297	426,813
Other current assets	14,633	7,629

Total current assets	792,593	776,996

Property, Plant and Equipment, net	151,717	151,544
Goodwill	189,967	181,228
Other Intangible Assets, net	147,940	151,773
Deferred Income Taxes	20,366	38,550
Other Assets	24,645	21,643

Total Assets	$1,327,228	$1,321,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$9,584	$8,133
Trade accounts payable	34,282	28,938
Salaries and incentives	38,939	34,001
Dividends payable	16,881	15,206
Other current liabilities	69,167	65,393

Total current liabilities	168,853	151,671

Long-term Debt	408,370	556,480
Retirement Benefits and Deferred Compensation	94,705	137,779
Deferred Income Taxes	20,935	21,690
Commitments and Contingencies (Note K)

Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 61,003,203 and 60,766,849 shares outstanding in 2013 and 2012	61,003	60,767
Additional paid-in-capital	347,058	287,795
Retained earnings	272,653	189,297
Accumulated other comprehensive income (loss)	(46,349)	(83,745)

Total shareholders’ equity	634,365	454,114

Total Liabilities and Shareholders’ Equity	$1,327,228	$1,321,734

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Cash Flows From Operating Activities
Net earnings	$210,822	$149,126	$142,328
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	37,316	38,762	32,483
Deferred income taxes	(1,715)	(10,786)	(1,814)
Share-based compensation	16,545	12,409	10,994
Excess tax benefit related to share-based payment arrangements	(8,347)	(4,217)	(2,195)
Change in
Accounts receivable	(11,880)	(2,752)	(26,767)
Inventories	(10,186)	5,941	(13,440)
Trade accounts payable	2,436	(952)	5,974
Salaries and incentives	2,022	(4,251)	(3,469)
Retirement benefits and deferred compensation	3,629	3,209	7,228
Other accrued liabilities	5,556	3,288	8,148
Other	(3,143)	(95)	2,574

Net cash from operating activities	243,055	189,682	162,044

Cash Flows From Investing Activities
Property, plant and equipment additions	(23,319)	(18,234)	(23,854)
Acquisition of businesses, net of cash acquired	(11,560)	(240,068)	(2,139)
Investment in businesses held separate	4,516	(426,813)	-
Proceeds from sale of assets	1,600	-	-
Other	(2,475)	(9,405)	(2,004)

Net cash used in investing activities	(31,238)	(694,520)	(27,997)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	1,280	(619)	497
Borrowings on notes and long-term line of credit	419,905	649,325	402,175
Payments on long-term line of credit	(568,122)	(392,845)	(172,430)
Payments of debt issuance costs	-	(1,921)	(1,131)
Excess tax benefit related to share-based payment arrangements	8,347	4,217	2,195
Common stock issued	41,664	30,194	22,231
Common stock repurchased	(67,827)	(1,378)	(43,250)
Cash dividends paid	(61,139)	(54,302)	(50,646)

Net cash from (used in) financing activities	(225,892)	232,671	159,641

Effect of exchange rate changes on cash	2,711	137	(129)

Net increase (decrease) in cash and cash equivalents	(11,364)	(272,030)	293,559
Cash and Cash Equivalents
Beginning of year	31,120	303,150	9,591

End of year	$19,756	$31,120	$303,150

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balance December 31, 2010	$60,048	$212,073	$44,436	$(52,443)	$264,114
Shares issued	898	22,360	-	-	23,258
Shares repurchased	(1,199)	(4,236)	(37,815)	-	(43,250)
Stock compensation cost	-	10,142	-	-	10,142
Tax benefit related to stock options exercised	-	2,695	-	-	2,695
Restricted stock issued	-	(1,027)	-	-	(1,027)
Net earnings	-	-	142,328	-	142,328
Dividends declared	-	-	(51,482)	-	(51,482)
Other comprehensive income (loss)	-	-	-	(24,038)	(24,038)

Balance December 30, 2011	59,747	242,007	97,467	(76,481)	322,740
Shares issued	1,048	29,146	-	-	30,194
Shares repurchased	(28)	(116)	(1,234)	-	(1,378)
Stock compensation cost	-	11,941	-	-	11,941
Tax benefit related to stock options exercised	-	4,817	-	-	4,817
Net earnings	-	-	149,126	-	149,126
Dividends declared	-	-	(56,062)	-	(56,062)
Other comprehensive income (loss)	-	-	-	(7,264)	(7,264)

Balance December 28, 2012	60,767	287,795	189,297	(83,745)	454,114
Shares issued	1,196	41,146	-	-	42,342
Shares repurchased	(960)	(4,545)	(64,652)	-	(70,157)
Stock compensation cost	-	14,693	-	-	14,693
Tax benefit related to stock options exercised	-	8,647	-	-	8,647
Restricted stock issued	-	(678)	-	-	(678)
Net earnings	-	-	210,822	-	210,822
Dividends declared	-	-	(62,814)	-	(62,814)
Other comprehensive income (loss)	-	-	-	37,396	37,396

Balance December 27, 2013	$61,003	$347,058	$272,653	$(46,349)	$634,365

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graco Inc. and Subsidiaries

Years Ended December 27, 2013, December 28, 2012 and December 30, 2011

A.  Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 27, 2013, December 28, 2012 and December 30, 2011, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 27, 2013, all subsidiaries are 100 percent owned.

As more fully described in Note L, the Company purchased the Powder Finishing and Liquid Finishing businesses in April 2012. The FTC issued an order requiring the Company to hold the Liquid Finishing businesses separate from the rest of the Company’s businesses until the FTC determines which portions of the businesses must be divested. Under terms of the hold separate order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, the Company has determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Furthermore, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses, totaling $422 million, has been reflected as a cost-method investment on the Consolidated Balance Sheet as of December 27, 2013, and their results of operations have not been consolidated with those of the Company.

Foreign Currency Translation. The functional currency of certain subsidiaries is the local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income (loss). The U.S. dollar is the functional currency for all other foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of those subsidiaries are included in other expense, net.

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

Fair Value Measurements. The three levels of inputs in the fair value measurement hierarchy are as follows:

Level 1 – based on quoted prices in active markets for identical assets

Level 2 – based on significant observable inputs

Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2013	2012
Assets
Cash surrender value of life insurance	2	$12,611	$9,483
Forward exchange contracts	2	291	491

Total assets at fair value		$12,902	$9,974

Liabilities
Deferred compensation	2	$2,296	$1,759

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

Accounts Receivable. Accounts receivable includes trade receivables of $178 million in 2013 and $161 million in 2012. Other receivables totaled $5 million in 2013 and $11 million in 2012.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2013	2012
Prepaid income taxes	$7,894	$2,155
Prepaid expenses and other	6,739	5,474

Total	$14,633	$7,629

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Contractor	Lubrication	Total
December 27, 2013
Beginning balance	$148,999	$12,732	$19,497	$181,228
Additions from business acquisitions	6,626	-	-	6,626
Foreign currency translation	2,998	-	-	2,998
Other	(885)	-	-	(885)

Ending balance	$157,738	$12,732	$19,497	$189,967

December 28, 2012
Beginning balance	$61,171	$12,732	$19,497	$93,400
Additions from business acquisitions	89,044	-	-	89,044
Foreign currency translation	(1,216)	-	-	(1,216)

Ending balance	$148,999	$12,732	$19,497	$181,228

Components of other intangible assets were (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
December 27, 2013
Customer relationships	3 - 14	$121,205	$(26,377)	$1,458	$96,286
Patents, proprietary technology and product documentation	3 - 11	16,125	(5,869)	118	10,374
Trademarks, trade names and other	5	175	(9)	-	166

		137,505	(32,255)	1,576	106,826

Not Subject to Amortization
Brand names		40,400	-	714	41,114

Total		$177,905	$(32,255)	$2,290	$147,940

December 28, 2012
Customer relationships	2 - 14	$132,245	$(30,041)	$(1,510)	$100,694
Patents, proprietary technology and product documentation	3 - 11	20,830	(9,679)	(147)	11,004
Trademarks, trade names and other	1 - 5	85	(27)	-	58

		153,160	(39,747)	(1,657)	111,756
Not Subject to Amortization
Brand names		40,580	-	(563)	40,017

Total		$193,740	$(39,747)	$(2,220)	$151,773

Amortization of intangibles was $12.5 million in 2013, $15.0 million in 2012 and $10.9 million in 2011. Estimated future annual amortization is as follows: $10.0 million in 2014, $9.5 million in 2015, $9.2 million in 2016, $9.0 million in 2017, $8.9 million in 2018 and $60.2 million thereafter.

Other Assets. Components of other assets were (in thousands):

	2013	2012
Cash surrender value of life insurance	$12,611	$9,483
Capitalized software	3,448	3,291
Equity method investment	5,569	5,224
Deposits and other	3,017	3,645

Total	$24,645	$21,643

The Company paid $1.5 million in each of 2013 and 2012 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2012 and 2011. In 2013, increases in cash surrender value totaled $1.6 million and were offset by expenses related to the non-qualified pension and deferred compensation plans funded by the insurance contracts.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Goodwill and other intangible assets not subject to amortization are also reviewed for impairment annually in the fourth quarter. There were no write-downs of long-lived assets in the periods presented.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2013	2012

Accrued self-insurance retentions	$6,381	$6,952
Accrued warranty and service liabilities	7,771	7,943
Accrued trade promotions	7,245	5,669
Payable for employee stock purchases	7,908	7,203
Customer advances and deferred revenue	11,693	10,617
Income taxes payable	4,561	4,305
Other	23,608	22,704

Total	$69,167	$65,393

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

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2013	2012
Balance, beginning of year	$7,943	$6,709
Assumed in business acquisition	-	1,121
Charged to expense	6,119	6,182
Margin on parts sales reversed	3,819	2,244
Reductions for claims settled	(10,110)	(8,313)

Balance, end of year	$7,771	$7,943

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 27, 2013 totaled $22 million. The Company believes it uses strong financial counterparts in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	2013	2012
Gain (loss) on foreign currency forward contracts
Gains		$306	$553
Losses		(15)	(62)

Net	Accounts receivable	$291	$491

Recent Accounting Pronouncements. The accounting standards updates issued by The Financial Accounting Standards Board (FASB) that will be effective for the Company in 2014 will not have a significant impact on the Company’s consolidated financial statements.

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

Reportable Segments (in thousands)	2013	2012	2011
Net Sales
Industrial	$652,344	$603,398	$501,841
Contractor	342,546	298,811	290,732
Lubrication	109,134	110,247	102,710

Total	$1,104,024	$1,012,456	$895,283

Operating Earnings
Industrial	$211,265	$186,129	$173,694
Contractor	72,245	54,310	50,581
Lubrication	22,512	22,535	18,928
Unallocated corporate (expense)	(26,253)	(38,297)	(23,689)

Total	$279,769	$224,677	$219,514

Assets
Industrial	$591,135	$567,879
Contractor	152,300	141,094
Lubrication	82,503	84,079
Unallocated corporate	501,290	528,682

Total	$1,327,228	$1,321,734

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

Geographic Information (in thousands)	2013	2012	2011
Net Sales (based on customer location)
United States	$498,478	$440,757	$394,318
Other countries	605,546	571,699	500,965

Total	$1,104,024	$1,012,456	$895,283

Long-lived Assets
United States	$120,262	$119,331
Other countries	31,455	32,213

Total	$151,717	$151,544

Sales to Major Customers

There were no customers that accounted for 10 percent or more of consolidated sales in 2013, 2012 or 2011.

C. Inventories

Major components of inventories were as follows (in thousands):

	2013	2012

Finished products and components	$65,963	$58,703
Products and components in various stages of completion	41,458	44,001
Raw materials and purchased components	69,051	59,190

	176,472	161,894
Reduction to LIFO cost	(42,685)	(40,345)

Total	$133,787	$121,549

Inventories valued under the LIFO method were $76.9 million in 2013 and $72.6 million in 2012. All other inventory was valued on the FIFO method.

D.  Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2013	2012
Land and improvements	$16,506	$16,261
Buildings and improvements	118,460	115,774
Manufacturing equipment	222,810	214,073
Office, warehouse and automotive equipment	35,887	33,388
Additions in progress	14,224	9,571

Total property, plant and equipment	407,887	389,067
Accumulated depreciation	(256,170)	(237,523)

Net property, plant and equipment	$151,717	$151,544

Depreciation expense was $23.4 million in 2013, $22.2 million in 2012 and $20.6 million in 2011.

E.  Income Taxes

Earnings before income tax expense consist of (in thousands):

	2013	2012	2011
Domestic	$238,928	$184,132	$186,374
Foreign	49,894	33,194	23,354

Total	$288,822	$217,326	$209,728

Income tax expense consists of (in thousands):

	2013	2012	2011
Current
Domestic
Federal	$64,753	$61,989	$58,192
State and local	2,470	5,180	3,920
Foreign	11,569	11,218	7,161

	78,792	78,387	69,273

Deferred
Domestic	(553)	(5,431)	(1,496)
Foreign	(239)	(4,756)	(377)

	(792)	(10,187)	(1,873)

Total	$78,000	$68,200	$67,400

Income taxes paid were $78.0 million, $71.7 million and $61.3 million in 2013, 2012 and 2011.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2013	2012	2011
Statutory tax rate	35%	35%	35%
Tax effect of international operations	(1)	(1)	-
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(2)	-	(2)
Domestic production deduction	(3)	(2)	(3)
Dividends from Liquid Finishing	(3)	(2)	-
Other	-	-	1

Effective tax rate	27%	31%	32%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows (in thousands):

	2013	2012
Inventory valuations	$8,825	$8,289
Self-insurance retention accruals	1,887	2,035
Warranty reserves	2,089	2,091
Vacation accruals	2,740	2,406
Bad debt reserves	1,961	1,753
Other	1,325	1,168

Deferred income taxes, current	18,827	17,742
Included in other current liabilities	(1,095)	(1,042)

Total Current	17,732	16,700

Unremitted earnings of consolidated foreign subsidiaries	(6,316)	(4,016)
Excess of tax over book depreciation	(42,322)	(42,195)
Pension liability	20,798	36,821
Postretirement medical	8,097	7,998
Acquisition costs	3,644	4,024
Stock compensation	14,401	13,046
Deferred compensation	1,193	982
Other	(64)	200

Total Non-current	(569)	16,860

Net deferred tax assets	$17,163	$33,560

Total deferred tax assets were $78.6 million and $93.2 million, and total deferred tax liabilities were $61.4 million and $59.6 million on December 27, 2013 and December 28, 2012.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F.  Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate December 27, 2013	Maturity	2013	2012
Private placement unsecured fixed-rate notes
Series A	4.00%	March 2018	$75,000	$75,000
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	1.42%	March 2017	108,370	256,480
Notes payable to banks	0.81%	2014	9,584	8,133

Total debt, including current portion			$417,954	$564,613

The estimated fair value of debt with fixed interest rates was $320 million on December 27, 2013 and $330 million on December 28, 2012. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

On December 27, 2013, the Company had $502 million in lines of credit, including the $450 million in committed credit facilities described above and $52 million with foreign banks. The unused portion of committed credit lines was $355 million as of December 27, 2013. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $32 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

Annual maturities of debt are as follows (in thousands):

2014	$9,584
2015	-
2016	-
2017	108,370
2018	75,000
Thereafter	225,000

Interest paid on debt during 2013, 2012 and 2011 was $18.3 million, $19.0 million and $8.7 million.

G.  Shareholders’ Equity

At December 27, 2013, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

The Company maintained a plan in which one preferred share purchase right (“Right”) existed for each common share of the Company. Each Right entitled its holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $150, subject to adjustment. The Rights were exercisable only if a person or group acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock. On February 15, 2013, the Company terminated the plan and all of the Rights expired.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Gain (Loss) on Interest Rate Hedge Contracts	Total
2011
Beginning balance	$(51,334)	$(823)	$(286)	$(52,443)
Other comprehensive income (loss) before reclassifications	(28,112)	-	-	(28,112)
Amounts reclassified from accumulated other comprehensive income	3,788	-	286	4,074

Ending balance	$(75,658)	$(823)	$-	$(76,481)

2012
Beginning balance	$(75,658)	$(823)	$-	$(76,481)
Other comprehensive income (loss) before reclassifications	(10,993)	(3,206)	-	(14,199)
Amounts reclassified from accumulated other comprehensive income	6,935	-	-	6,935

Ending balance	$(79,716)	$(4,029)	$-	$(83,745)

2013
Beginning balance	$(79,716)	$(4,029)	$-	$(83,745)
Other comprehensive income (loss) before reclassifications	23,103	7,812	-	30,915
Amounts reclassified from accumulated other comprehensive income	6,481	-	-	6,481

Ending balance	$(50,132)	$3,783	$-	$(46,349)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	2013	2012	2011

Cost of products sold	$3,635	$3,900	$2,122
Product development	1,699	1,728	901
Selling, marketing and distribution	2,828	2,886	1,636
General and administrative	2,124	2,032	1,065

Total before tax	$10,286	$10,546	$5,724
Income tax (benefit)	(3,805)	(3,611)	(1,936)

Total after tax	$6,481	$6,935	$3,788

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $528,000 in 2013, $408,000 in 2012 and $291,000 in 2011. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 6,079 shares in 2013, 7,656 shares in 2012 and 8,190 shares in 2011. The expense related to this arrangement is not significant. The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to this plan was $1,900,000 in 2013, $470,000 in 2012 and $851,000 in 2011.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 2010	5,509	$30.42	2,980	$31.99
Granted	569	43.15
Exercised	(553)	26.19
Canceled	(47)	35.55

Outstanding, December 30, 2011	5,478	32.12	3,211	32.27
Granted	566	50.33
Exercised	(805)	27.14
Canceled	(47)	35.24

Outstanding, December 28, 2012	5,192	34.85	3,194	32.99
Granted	969	65.97
Exercised	(990)	33.04
Canceled	(22)	40.71

Outstanding, December 27, 2013	5,149	$41.03	3,311	$33.20

The following table summarizes information for options outstanding and exercisable at December 27, 2013 (in thousands, except per share and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$16-30	1,469	5	$23.62	1,295	$23.16
$30-45	2,062	5	38.97	1,805	38.50
$45-60	1,211	8	53.97	211	49.44
$60-76	407	10	75.88	-	-

$16-76	5,149	6	$41.03	3,311	$33.20

The aggregate intrinsic value of exercisable option shares was $147.7 million as of December 27, 2013, with a weighted average contractual term of 4.9 years. There were approximately 5.1 million vested share options and share options expected to vest as of December 27, 2013, with an aggregate intrinsic value of $71.3 million, a weighted average exercise price of $40.71 and a weighted average contractual term of 6.2 years.

Information related to options exercised follows (in thousands):

	2013	2012	2011
Cash received	$32,630	$21,687	$14,476
Aggregate intrinsic value	33,028	18,195	10,485
Tax benefit realized	11,200	6,200	3,500

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 196,913 shares under this plan in 2013, 238,621 shares in 2012 and 313,013 shares in 2011.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 27, 2013
Stock Incentive Plan (2010)	5,100	2,473
Employee Stock Purchase Plan (2006)	7,000	5,288

Total	12,100	7,761

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 27, 2013, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost of $16.5 million in 2013, $12.4 million in 2012 and $11.0 million in 2011, which reduced net income by $12.6 million, or $0.20 per weighted common share in 2013, $9.5 million, or $0.15 per weighted common share in 2012 and $8.4 million, or $0.14 per weighted common share in 2011. As of December 27, 2013, there was $15.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately two years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2013	2012	2011
Expected life in years	5.9	6.5	6.5
Interest rate	1.3%	1.3%	2.8%
Volatility	35.4%	36.6%	33.7%
Dividend yield	1.6%	1.8%	2.0%
Weighted average fair value per share	$19.44	$15.60	$13.35

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

	2013	2012	2011
Expected life in years	1.0	1.0	1.0
Interest rate	0.2%	0.2%	0.3%
Volatility	26.0%	40.6%	27.8%
Dividend yield	1.7%	1.7%	2.1%
Weighted average fair value per share	$14.16	$15.58	$10.05

I.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2013	2012	2011
Net earnings available to common shareholders	$210,822	$149,126	$142,328

Weighted average shares outstanding for basic earnings per share	61,203	60,451	60,286
Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,587	1,260	1,084

Weighted average shares outstanding for diluted earnings per share	62,790	61,711	61,370

Basic earnings per share	$3.44	$2.47	$2.36
Diluted earnings per share	$3.36	$2.42	$2.32

Stock options to purchase 0.4 million, 0.6 million and 1.6 million shares were not included in the 2013, 2012 and 2011 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J.  Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $6.3 million in 2013, $5.6 million in 2012 and $4.2 million in 2011.

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

In 2012, the Company assumed the obligations and assets of a defined contribution plan with a guaranteed return that covers employees of an acquired business in Switzerland. The Swiss plan is funded by company and employee contributions. In 2013, the Company transferred responsibility for pension coverage under Swiss law to an insurance company. To effect the change, plan assets were converted to cash and deposited with the insurance company for investment under an insurance contract. Assets of the plan are valued at the amount of benefits liability of the insurance company and classified in the “other” assets category, level 2 in the fair value hierarchy. The transfer of responsibility for current retirees to the new plan carrier was treated as a settlement under ASC 715 and resulted in a reduction of plan obligations and assets, and a small settlement gain.

Investment policies and strategies of the U.S. funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. The midpoints of the ranges of strategic target allocations for plan assets are 65 percent equity securities, 22 percent fixed income securities and 13 percent real estate and alternative investments.

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

Plan assets by category and fair value measurement level were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 27, 2013
Equity
U.S. Large Cap	$95,025	$-	$95,025	$-
U.S. Small/Mid Cap	18,020	-	18,020	-
International	69,140	-	69,140	-

Total Equity	182,185	-	182,185	-
Fixed income	48,718	-	40,158	8,560
Real estate and other	49,704	1,149	31,271	17,284

Total	$280,607	$1,149	$253,614	$25,844

December 28, 2012
Equity
Graco common stock	$7,196	$7,196	$-	$-
U.S. Large Cap	78,263	-	78,263	-
U.S. Small/Mid Cap	12,282	-	12,282	-
International	67,459	-	67,459	-

Total Equity	165,200	7,196	158,004	-
Fixed income	63,592	-	63,592	-
Real estate and other	17,814	2,676	-	15,138

Total	$246,606	$9,872	$221,596	$15,138

A reconciliation of the beginning and ending balances of level 3 plan assets follows:

	2013	2012
Balance, beginning of year	$15,138	$9,247
Pension assets of acquired businesses	-	5,216
Purchases	14,277	4,443
Redemptions	(5,351)	(4,891)
Change in unrealized gains (losses)	1,780	1,123

Balance, end of year	$25,844	$15,138

The Company uses a year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 27, 2013, and December 28, 2012, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012
Change in benefit obligation
Obligation, beginning of year	$359,701	$278,611	$23,472	$23,445
Pension obligation of acquired businesses	-	39,139	-	-
Service cost	7,447	6,414	626	589
Interest cost	14,149	13,729	961	986
Actuarial loss (gain)	(15,653)	31,869	(2,582)	(294)
Plan changes	3,197	-	-	-
Benefit payments	(10,762)	(9,717)	(1,135)	(1,254)
Settlements	(7,430)	-	-	-
Exchange rate changes	1,622	(344)	-	-

Obligation, end of year	$352,271	$359,701	$21,342	$23,472

Change in plan assets
Fair value, beginning of year	$246,606	$181,319	$-	$-
Pension assets of acquired businesses	-	32,132	-	-
Actual return on assets	40,280	30,861	-	-
Employer contributions	10,728	12,437	1,135	1,254
Benefit payments	(10,762)	(9,717)	(1,135)	(1,254)
Settlements	(7,241)	-	-	-
Exchange rate changes	996	(426)	-	-

Fair value, end of year	$280,607	$246,606	$-	$-

Funded status	$(71,664)	$(113,095)	$(21,342)	$(23,472)

Amounts recognized in consolidated balance sheets
Current liabilities	$1,116	$850	$1,256	$1,254
Non-current liabilities	70,548	112,245	20,086	22,218

Total liabilities	$71,664	$113,095	$21,342	$23,472

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $326 million for 2013 and $330 million for 2012. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2013	2012
Projected benefit obligation	$352,271	$359,701
Accumulated benefit obligation	326,030	329,530
Fair value of plan assets	280,607	246,606

The components of net periodic benefit cost for the plans for 2013, 2012 and 2011 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2013	2012	2011	2013	2012	2011
Service cost-benefits earned during the period	$7,447	$6,414	$4,429	$626	$589	$602
Interest cost on projected benefit obligation	14,149	13,729	13,072	961	986	1,219
Expected return on assets	(18,508)	(15,907)	(15,802)	-	-	-
Amortization of prior service cost (credit)	8	(5)	(5)	(658)	(658)	(658)
Amortization of net loss (gain)	10,456	10,814	5,819	480	395	568
Cost of pension plans which are not significant and have not adopted ASC 715	94	121	97	N/A	N/A	N/A

Net periodic benefit cost	$13,646	$15,166	$7,610	$1,409	$1,312	$1,731

Amounts recognized in other comprehensive (income) loss in 2013 and 2012 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012
Net loss (gain) arising during the period	$(37,284)	$17,011	$(2,582)	$(294)
Prior service cost (credit) arising during the period	3,197	-	-	-
Amortization of net gain (loss)	(10,456)	(10,814)	(480)	(395)
Amortization of prior service credit (cost)	(8)	5	658	658

Total	$(44,551)	$6,202	$(2,404)	$(31)

Amounts included in accumulated other comprehensive (income) loss as of December 27, 2013 and December 28, 2012, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2013	2012	2013	2012
Prior service cost (credit)	$3,271	$(123)	$(2,444)	$(3,101)
Net loss	73,200	121,146	3,325	6,385

Net before income taxes	76,471	121,023	881	3,284
Income taxes	(26,903)	(43,409)	(317)	(1,182)

Net	$49,568	$77,614	$564	$2,102

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2014 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$330	$(658)
Net loss (gain)	4,883	149

Net before income taxes	5,213	(509)
Income taxes	(1,877)	183

Net	$3,336	$(326)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2013	2012	2013	2012
U.S. Plans
Discount rate	5.0%	4.2%	5.0%	4.2%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Non-U.S. Plans
Discount rate	2.5%	2.3%	N/A	N/A
Rate of compensation increase	1.3%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2013	2012	2011	2013	2012	2011
U.S. Plans
Discount rate	4.2%	4.6%	5.5%	4.2%	4.6%	5.5%
Rate of compensation increase	3.0%	3.0%	3.8%	N/A	N/A	N/A
Expected return on assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	2.3%	2.9%	4.7%	N/A	N/A	N/A
Rate of compensation increase	1.2%	1.2%	3.0%	N/A	N/A	N/A
Expected return on assets	3.0%	3.0%	N/A	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 7.4 percent for 2014, decreasing each year to a constant rate of 4.5 percent for 2026 and thereafter, subject to the plan’s annual increase limitation.

At December 27, 2013, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $2.3 million to its unfunded pension plans and $1.3 million to the postretirement medical plan in 2014. The Company expects that contributions to the funded pension plan under minimum funding requirements for 2014 will not exceed $9 million, and that the amounts payable in 2014 may be eliminated by available credits. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2014	$13,999	$1,256
2015	15,045	1,314
2016	17,926	1,361
2017	16,675	1,395
2018	18,007	1,458
Years 2019 - 2023	104,174	8,032

K.   Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were $13.2 million at December 27, 2013, payable as follows (in thousands):

	Buildings	Vehicles & Equipment	Total
2014	$2,170	$3,214	$5,384
2015	1,914	2,083	3,997
2016	1,350	1,250	2,600
2017	1,338	841	2,179
2018	1,360	555	1,915
Thereafter	7,655	764	8,419

Total	$15,787	$8,707	$24,494

Total rental expense was $3.6 million for 2013, $3.3 million for 2012 and $3.0 million for 2011.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $57 million at December 27, 2013. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $43 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $3 million at December 27, 2013. The Company has also guaranteed the debt of its subsidiaries for up to $10 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

As more fully described in Note L, under terms of orders issued by the FTC, the Company is required to separately maintain the Liquid Finishing businesses as viable and competitive while it seeks a buyer for those businesses. The Company’s maximum exposure to loss as a result of its involvement with the Liquid Finishing businesses would include the entirety of its investment of $422 million and reimbursement of losses of the operations of the Liquid Finishing businesses in accordance with the hold separate order, which cannot be quantified. The operating earnings of the Liquid Finishing businesses exceed $100 million (unaudited) since the date of acquisition, and no additional financial resources were required to be funded by the Company.

L.   Acquisitions

On April 2, 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. The acquisition includes powder and liquid finishing equipment operations, technologies and brands. In Powder Finishing, Graco acquired the Gema® businesses. Gema is a global leader in powder coating technology, a market in which Graco had no previous product offerings, with global manufacturing and distribution capabilities. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. In Liquid Finishing, Graco acquired the Binks® spray finishing equipment businesses, DeVilbiss® spray guns and accessories businesses, Ransburg® electrostatic equipment and accessories businesses, and BGK curing technology businesses.

Sales of the ITW Finishing Group were $375 million in 2011, of which Powder Finishing contributed approximately one-third and Liquid Finishing contributed approximately two-thirds. Acquisition and divestiture-related expenses are included in general and administrative expense in the Company’s consolidated statements of earnings, and totaled $2 million in 2013, $16 million in 2012 and $8 million in 2011.

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

Under terms of the hold separate order, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses, totaling $422 million, has been reflected as a cost-method investment on the Consolidated Balance Sheet as of December 27, 2013, and its results of operations have not been consolidated with those of the Company.

As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $28 million received in 2013 and $12 million received in 2012 are included in other expense (income) on the Consolidated Statements of Earnings. Once the FTC issues its final decision and order, and the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of December 27, 2013, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Sales and operating earnings of the Liquid Finishing businesses for the years 2013 and 2012 were as follows (unaudited, in thousands):

	2013	2012

Net Sales	$278,543	$269,099
Operating Earnings	61,174	52,256

The Company transferred cash purchase consideration of $660 million to the seller on April 2, 2012. In July 2012, the Company transferred additional cash purchase consideration of $8 million, representing the difference between cash balances acquired and the amount estimated at the time of closing. In 2013, the seller reimbursed Graco approximately $5 million for payments of pre-acquisition tax liabilities paid by Liquid Finishing businesses after the acquisition date. This reimbursement was recorded as a reduction of the cost-method investment.

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

The Company adjusted the preliminary purchase price allocation in the fourth quarter of 2012 to recognize deferred tax liability on certain identifiable intangible assets, which resulted in an $8 million increase in goodwill. Substantially none of the goodwill acquired in 2012 is deductible for tax purposes. The Company completed other business acquisitions in 2013, 2012 and 2011 that were not material to the consolidated financial statements.

Subsequent to the end of fiscal year 2013, the Company completed the acquisition of a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. This business acquisition will not be material to the consolidated financial statements.

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

M.   Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net Sales	$269,046	$286,020	$277,035	$271,923
Gross Profit	150,644	158,739	150,873	147,199
Net Earnings	52,130	57,843	56,101	44,748
Basic Net Earnings per Common Share	$0.86	$0.94	$0.91	$0.73
Diluted Net Earnings per Common Share	0.84	0.92	0.89	0.71
Cash Dividends Declared per Common Share	0.25	0.25	0.25	0.28

2012
Net Sales	$234,122	$268,184	$256,472	$253,678
Gross Profit	132,179	139,530	139,933	138,888
Net Earnings	35,381	34,352	37,131	42,262
Basic Net Earnings per Common Share	$0.59	$0.57	$0.61	$0.70
Diluted Net Earnings per Common Share	0.58	0.56	0.60	0.68
Cash Dividends Declared per Common Share	0.23	0.23	0.23	0.25

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer, the Vice President, Corporate Controller and Information Systems, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2013 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2013 Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 14, 2014, upon recommendation of the Governance Committee, the Board of Directors of our Company approved an amendment and restatement of our Company’s Restated Bylaws to reflect amendments to the Minnesota Business Corporation Act and modernize the Restated Bylaws.

The amendments include the following, among others: (i) providing the flexibility, but not the requirement, for our Company to hold “virtual” or “hybrid-virtual” shareholder meetings; (ii) requiring a shareholder who seeks to bring business before an annual shareholder meeting to disclose additional information regarding the proponent’s and any beneficial holder’s economic interests in our Company; (iii) clarifying that the role of Chairman of the Board is not itself an officer position; (iv) granting the Chief Executive Officer the power to appoint and remove certain corporate officers, other than the Chief Financial Officer and other executive officers; (v) clarifying certain procedural matters related to adjournment of shareholder meetings and setting of record dates for shareholder meetings; and (vi) clarifying that various notices and consents may be given by electronic communication.

The Restated Bylaws, as amended, are filed as Exhibit 3.2 hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of Our Company” in Part I of this 2013 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on April 25, 2014 (the “Proxy Statement”), is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Committees of the Board of Directors” in our Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

Our Company has adopted Corporate Governance Guidelines and Charters for each of the Audit, Governance, and Management Organization and Compensation Committees of the Board of Directors. We have also issued a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of Graco Inc. and all of its subsidiaries, representative offices and branches worldwide. The Corporate Governance Guidelines, Committee Charters, and Code of Ethics, with any amendments or waivers thereto, may be accessed free of charge by visiting the Graco website at www.graco.com.

Our Company intends to post on the Graco website any amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver.

Section 16(a) Reporting Compliance

The information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Organization and Compensation Committee” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Related Person Transaction Approval Policy” and “Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the headings “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
	See Part II

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	59

	All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.	61

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries

(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves[1]	Other add (deduct)[2]	Balance at end of year
Year ended
December 27, 2013
Allowance for doubtful accounts	$2,100	$600	$1,400	$-	$1,300
Allowance for returns and credits	4,500	17,300	16,800	-	5,000

	$6,600	$17,900	$18,200	$-	$6,300

December 28, 2012
Allowance for doubtful accounts	$1,400	$500	$100	$300	$2,100
Allowance for returns and credits	4,100	13,700	13,300	-	4,500

	$5,500	$14,200	$13,400	$300	$6,600

December 30, 2011
Allowance for doubtful accounts	$1,300	$500	$400	$-	$1,400
Allowance for returns and credits	4,300	12,500	12,700	-	4,100

	$5,600	$13,000	$13,100	$-	$5,500

[1]	For doubtful accounts, represents amounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves. For returns and credits, represents amounts of credits issued and returns processed.

[2]	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

/s/ PATRICK J. MCHALE	February 18, 2014
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 18, 2014
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. GRANER	February 18, 2014
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 18, 2014
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Jack W. Eugster	Director
Eric P. Etchart	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
William G. Van Dyke	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 18, 2014
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated April 14, 2011, by and among Graco Inc., Graco Holdings Inc., Graco Minnesota Inc., Illinois Tool Works Inc. and ITW Finishing LLC (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 15, 2011.) First Amendment dated April 2, 2012. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 2, 2012.)

3.1	Restated Articles of Incorporation as amended April 26, 2013. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed April 30, 2013.)

3.2	Restated Bylaws as amended February 14, 2014.

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 7, 2012.)

*10.2	Employee Stock Incentive Plan, as adopted by the Board of Directors on February 19, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s 2002 Annual Report on Form 10-K.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.3	Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.5	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.6	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.7	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K.) Second Amendment dated October 25, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s 2012 Annual Report on Form 10-K.)

*10.8	Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.)

*10.9	Graco Inc. Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.10	Form of Amendment to Executive Officer and Non-Employee Director Stock Options to Permit Net Exercises, as adopted by the Board of Directors February 17, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.11	Stock Option Agreement. Form of agreement for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.12	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.) Amended and restated form of agreement for awards made to nonemployee directors in 2009. (Incorporated by reference to Exhibit 10.14 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.16 to the Company’s 2010 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors commencing in 2012. (Incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.14	Stock Option Agreement. Form of agreement for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan in 2005 and 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.15	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006) in 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.) Amended form of agreement for awards made to executive officers commencing in 2012. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.17	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006) in 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to Chief Executive Officer in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.18	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.) Amended form of agreement for awards made to Chief Executive Officer commencing in 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.19	Executive Officer Restricted Stock Agreement. Form of agreement used to award restricted stock to selected executive officers. (Incorporated by reference to Exhibit 10.20 to the Company’s 2007 Annual Report on Form 10-K.)

*10.20	Chief Executive Officer Restricted Stock Agreement. Form of agreement used to award performance-based restricted stock to the Chief Executive Officer. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 2, 2011.)

*10.21	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.22	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.23	Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

*10.25	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director. (Incorporated by reference to Exhibit 10.27 to the Company’s 2009 Annual Report on Form 10-K/A.)

10.26	Credit Agreement, dated May 23, 2011, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 26, 2011.) Amendment No. 1 dated as of August 15, 2011 to Pledge Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 30, 2011.) First Amendment to Credit Agreement dated March 27, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 2, 2012.) Amendment No. 2 to Pledge Agreement dated as of April 2, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2012.) Amendment No. 3 to Pledge Agreement dated as of April 13, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2012.)

10.27	Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.) Amendment and Restatement No. 1 to Note Agreement dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.)

10.28	Agreement between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 27, 2012.)

10.29	Agreement Containing Consent Orders, by and between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 6, 2012.)

11	Statement of Computation of Earnings per share included in Note I on page 47.

21	Subsidiaries of the Registrant included herein on page 65.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 66.

24	Power of Attorney included herein on page 67.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 68.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein on page 69.

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 70.

101	Interactive Data File.

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