Form 10-Q
period 2014-03-28
GRACO INC
filed 2014-04-23
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 28, 2014

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

Yes                           No      X

60,616,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 16, 2014.

PART I    Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Net Sales	$289,962	$269,046
Cost of products sold	130,650	118,402

Gross Profit	159,312	150,644
Product development	13,159	12,421
Selling, marketing and distribution	46,342	43,354
General and administrative	25,106	23,372

Operating Earnings	74,705	71,497
Interest expense	4,588	4,762
Other expense (income), net	(3,428)	(4,395)

Earnings Before Income Taxes	73,545	71,130
Income taxes	22,800	19,000

Net Earnings	$50,745	$52,130

Per Common Share
Basic net earnings	$0.83	$0.86
Diluted net earnings	$0.81	$0.84
Cash dividends declared	$0.28	$0.25

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Net Earnings	$50,745	$52,130
Other comprehensive income (loss)
Cumulative translation adjustment	(86)	(8,487)
Pension and postretirement medical liability adjustment	1,188	2,456
Income taxes
Pension and postretirement medical liability adjustment	(428)	(878)

Other comprehensive income (loss)	674	(6,909)

Comprehensive Income	$51,419	$45,221

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 28, 2014	Dec 27, 2013
ASSETS
Current Assets
Cash and cash equivalents	$24,082	$19,756
Accounts receivable, less allowances of $6,300 and $6,300	210,102	183,293
Inventories	147,373	133,787
Deferred income taxes	21,144	18,827
Investment in businesses held separate	422,297	422,297
Other current assets	10,371	14,633

Total current assets	835,369	792,593

Property, Plant and Equipment
Cost	417,338	407,887
Accumulated depreciation	(261,332)	(256,170)

Property, plant and equipment, net	156,006	151,717

Goodwill	227,204	189,967
Other Intangible Assets, net	166,655	147,940
Deferred Income Taxes	20,891	20,366
Other Assets	24,452	24,645

Total Assets	$1,430,577	$1,327,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$11,049	$9,584
Trade accounts payable	43,695	34,282
Salaries and incentives	23,475	38,939
Dividends payable	16,720	16,881
Other current liabilities	73,954	69,167

Total current liabilities	168,893	168,853

Long-term Debt	503,010	408,370
Retirement Benefits and Deferred Compensation	94,990	94,705
Deferred Income Taxes	21,030	20,935

Shareholders’ Equity
Common stock	60,738	61,003
Additional paid-in-capital	364,060	347,058
Retained earnings	263,531	272,653
Accumulated other comprehensive income (loss)	(45,675)	(46,349)

Total shareholders’ equity	642,654	634,365

Total Liabilities and Shareholders’ Equity	$1,430,577	$1,327,228

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Cash Flows From Operating Activities
Net Earnings	$50,745	$52,130
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	9,262	9,272
Deferred income taxes	(3,244)	(2,597)
Share-based compensation	4,401	3,401
Excess tax benefit related to share-based payment arrangements	(1,500)	(1,700)
Change in
Accounts receivable	(23,251)	(14,244)
Inventories	(9,985)	(9,412)
Trade accounts payable	6,164	3,359
Salaries and incentives	(16,125)	(11,755)
Retirement benefits and deferred compensation	1,496	3,020
Other accrued liabilities	6,044	8,045
Other	4,235	(320)

Net cash provided by operating activities	28,242	39,199

Cash Flows From Investing Activities
Property, plant and equipment additions	(6,879)	(3,320)
Acquisition of businesses, net of cash acquired	(65,150)	-
Proceeds from sale of assets	-	1,600
Investment in businesses held separate	-	835
Other	3	(133)

Net cash used in investing activities	(72,026)	(1,018)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	1,141	(1,280)
Borrowings on long-term line of credit	177,710	90,095
Payments on long-term line of credit	(83,070)	(125,585)
Excess tax benefit related to share-based payment arrangements	1,500	1,700
Common stock issued	15,275	17,718
Common stock repurchased	(47,542)	-
Cash dividends paid	(16,813)	(15,192)

Net cash provided by (used in) financing activities	48,201	(32,544)

Effect of exchange rate changes on cash	(91)	213

Net increase (decrease) in cash and cash equivalents	4,326	5,850
Cash and cash equivalents
Beginning of year	19,756	31,120

End of period	$24,082	$36,970

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 28, 2014 and the related statements of earnings for the thirteen weeks ended March 28, 2014 and March 29, 2013, and cash flows for the thirteen weeks ended March 28, 2014 and March 29, 2013 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 28, 2014, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Net earnings available to common shareholders	$50,745	$52,130
Weighted average shares outstanding for basic earnings per share	60,822	60,961
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,616	1,447
Weighted average shares outstanding for diluted earnings per share	62,438	62,408
Basic earnings per share	$0.83	$0.86
Diluted earnings per share	$0.81	$0.84

Stock options to purchase 838,000 and 872,000 shares were not included in the March 28, 2014 and March 29, 2013 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirteen weeks ended March 28, 2014 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2013	5,149	$41.03	3,311	$33.20
Granted	436	74.80
Exercised	(170)	33.53
Canceled	(6)	67.04

Outstanding, March 28, 2014	5,409	$43.96	3,666	$34.64

The Company recognized year-to-date share-based compensation of $4.4 million in 2014 and $3.4 million in 2013. As of March 28, 2014, there was $22.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Expected life in years	6.5	6.5
Interest rate	2.0%	1.3%
Volatility	36.1%	36.3%
Dividend yield	1.5%	1.7%
Weighted average fair value per share	$24.90	$18.29

Under the Company’s Employee Stock Purchase Plan, the Company issued 193,000 shares in 2014 and 197,000 shares in 2013. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Expected life in years	1.0	1.0
Interest rate	0.1%	0.2%
Volatility	21.4%	26.0%
Dividend yield	1.4%	1.7%
Weighted average fair value per share	$17.81	$14.16

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Pension Benefits
Service cost	$1,742	$1,801
Interest cost	4,136	3,569
Expected return on assets	(5,419)	(4,714)
Amortization and other	1,333	2,503

Net periodic benefit cost	$1,792	$3,159

Postretirement Medical
Service cost	$125	$155
Interest cost	277	246
Amortization	(128)	(52)

Net periodic benefit cost	$274	$349

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Thirteen Weeks Ended March 29, 2013
Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income before reclassifications	-	(8,487)	(8,487)
Amounts reclassified from accumulated other comprehensive income	1,578	-	1,578

Ending balance	$(78,138)	$(12,516)	$(90,654)

Thirteen Weeks Ended March 28, 2014
Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income before reclassifications	-	(86)	(86)
Amounts reclassified from accumulated other comprehensive income	760	-	760

Ending balance	$(49,372)	$3,697	$(45,675)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Cost of products sold	$436	$909
Product development	187	393
Selling, marketing and distribution	335	666
General and administrative	230	488

Total before tax	$1,188	$2,456
Income tax (benefit)	(428)	(878)

Total after tax	$760	$1,578

6.	The Company has three reportable segments: Industrial (which aggregates five operating segments), Contractor and Lubrication. Sales and operating earnings by segment for the thirteen weeks ended March 28, 2014 and March 29, 2013 were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Net Sales
Industrial	$176,426	$164,175
Contractor	84,906	77,628
Lubrication	28,630	27,243

Total	$289,962	$269,046

Operating Earnings
Industrial	$55,215	$55,219
Contractor	18,250	16,432
Lubrication	6,533	5,141
Unallocated corporate (expense)	(5,293)	(5,295)

Total	$74,705	$71,497

Assets by segment were as follows (in thousands):

	March 28, 2014	Dec 27, 2013
Industrial	$665,437	$591,135
Contractor	173,692	152,300
Lubrication	83,313	82,503
Unallocated corporate	508,135	501,290

Total	$1,430,577	$1,327,228

Geographic information follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Net sales
(based on customer location)
United States	$133,922	$116,080
Other countries	156,040	152,966

Total	$289,962	$269,046

	March 28, 2014	Dec 27, 2013
Long-lived assets
United States	$125,108	$120,262
Other countries	30,898	31,455

Total	$156,006	$151,717

7.	Major components of inventories were as follows (in thousands):

	March 28, 2014	Dec 27, 2013
Finished products and components	$73,841	$65,963
Products and components in various stages of completion	45,135	41,458
Raw materials and purchased components	71,446	69,051

	190,422	176,472
Reduction to LIFO cost	(43,049)	(42,685)

Total	$147,373	$133,787

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
March 28, 2014
Customer relationships	3 - 14	$118,975	$(14,861)	$1,397	$105,511
Patents, proprietary technology and product documentation	5 - 11	18,125	(5,774)	117	12,468
Trademarks, trade names and other	5	175	(18)	-	157

		137,275	(20,653)	1,514	118,136
Not Subject to Amortization:
Brand names		47,800	-	719	48,519

Total		$185,075	$(20,653)	$2,233	$166,655

December 27, 2013
Customer relationships	3 - 14	$121,205	$(26,377)	$1,458	$96,286
Patents, proprietary technology and product documentation	3 - 11	16,125	(5,869)	118	10,374
Trademarks, trade names and other	5	175	(9)	-	166

		137,505	(32,255)	1,576	106,826
Not Subject to Amortization:
Brand names		40,400	-	714	41,114

Total		$177,905	$(32,255)	$2,290	$147,940

Amortization of intangibles for the first quarter was $3.1 million in 2014 and $3.4 million in 2013. Estimated annual amortization expense is as follows: $11.2 million in 2014, $10.8 million in 2015, $10.5 million in 2016, $10.2 million in 2017, $10.2 million in 2018 and $68.3 million thereafter.

Changes in the carrying amount of goodwill in 2014 were as follows (in thousands):

	Industrial	Contractor	Lubrication	Total
Beginning balance	$157,738	$12,732	$19,497	$189,967
Additions from business acquisitions	37,271	-	-	37,271
Foreign currency translation	(34)	-	-	(34)

Ending balance	$194,975	$12,732	$19,497	$227,204

In the first quarter of 2014, the Company paid $65 million cash to acquire a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. The acquired business will expand and complement the Company’s Industrial segment. The purchase price was allocated based on estimated fair values, including $37 million of goodwill, $22 million of other identifiable intangible assets and $6 million of net tangible assets.

9.	Components of other current liabilities were (in thousands):

	March 28, 2014	Dec 27, 2013
Accrued self-insurance retentions	$6,616	$6,381
Accrued warranty and service liabilities	7,727	7,771
Accrued trade promotions	4,211	7,245
Payable for employee stock purchases	1,780	7,908
Customer advances and deferred revenue	12,190	11,693
Income taxes payable	20,195	4,561
Other	21,235	23,608

Total other current liabilities	$73,954	$69,167

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended March 28, 2014	Year Ended Dec 27, 2013
Balance, beginning of year	$7,771	$7,943
Assumed in business acquisition	12	-
Charged to expense	1,401	6,119
Margin on parts sales reversed	576	3,819
Reductions for claims settled	(2,033)	(10,110)

Balance, end of period	$7,727	$7,771

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 28, 2014	Dec 27, 2013
Assets
Cash surrender value of life insurance	2	$12,675	$12,611
Forward exchange contracts	2	49	291

Total assets at fair value		$12,724	$12,902

Liabilities
Deferred compensation	2	$2,471	$2,296
Forward exchange contracts	2	-	-

Total liabilities at fair value		$2,471	$2,296

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $320 million as of March 28, 2014 and $320 million as of December 27, 2013. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

In May 2012, the United States Federal Trade Commission (“FTC”) issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets no later than 180 days from the date the order becomes final. The FTC continues to work on resolving issues related to a proposed final decision and order.

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

As a cost-method investment, income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received totaled $4 million in the first quarter of 2014 and $4 million in the first quarter of 2013. Once the FTC issues its final decision and order, and the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of March 28, 2014, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Net Sales	$70,509	$63,198
Operating Earnings	15,286	13,580

Item 2.	GRACO INC. AND SUBSIDIARIES

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

Acquisition in 2012

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

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including certain business activities related to the development, manufacture, and sale of products under the Binks®, DeVilbiss®, Ransburg® and BGK® brand names, no later than 180 days from the date the order becomes final. The FTC continues to work on resolving issues related to a proposed final decision and order.

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

As a cost-method investment, income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received totaled $4 million in the first quarter of 2014 and $4 million in the first quarter of 2013. Once the FTC issues its final decision and order, and the

Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of March 28, 2014, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013	% Change

Net Sales	$290.0	$269.0	8%
Operating Earnings	$74.7	$71.5	4%
Net Earnings	$50.7	$52.1	(3)%
Diluted Net Earnings per Common Share	$0.81	$0.84	(4)%

Sales increased 8 percent, with increases in the Americas and EMEA and a decrease in Asia Pacific. Sales included $7 million (3 percentage points of growth) from operations acquired in the fourth quarter of 2013 and early in the first quarter of 2014.

Acquisition-related inventory charges, lower margins from acquired operations and changes in product mix contributed to a decrease in gross margin rate compared to the first quarter last year.

Operating earnings increased 4 percent, but a higher effective income tax rate led to a decrease in net earnings.

The following table presents components of changes in sales:

	Year-to-Date
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	2%	9%	7%	11%	3%	(7)%	5%
Acquisitions	4%	- %	- %	5%	- %	1%	3%
Currency	1%	- %	(2)%	(1)%	4%	(1)%	- %

Total	7%	9%	5%	15%	7%	(7)%	8%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Americas[1]	$158.8	$138.2
EMEA[2]	73.4	68.8
Asia Pacific	57.8	62.0

Consolidated	$290.0	$269.0

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Sales increased 8 percent, including increases of 15 percent in the Americas and 7 percent in EMEA (3 percent at consistent translation rates). Sales decreased 7 percent in Asia Pacific (6 percent at consistent translation rates). Sales included $7 million (3 percentage points of growth) from operations acquired in the fourth quarter of 2013 and early in the first quarter of 2014.

Gross profit margin, expressed as a percentage of sales, was 55 percent, down from 56 percent last year. Non-recurring inventory-related purchase accounting effects of $1 million and lower margins in acquired operations accounted for more than half of the decrease. Changes in product mix also contributed to the decrease.

Total operating expenses of $85 million were 29 percent of sales, consistent with the first quarter last year. Operating expenses in 2014 included $1 million of acquisition and divestiture expenses. Such expenses were not significant in 2013.

Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Such dividends totaled $4 million for the first quarter in both 2014 and 2013.

The effective income tax rate of 31 percent was 4 percentage points higher than the comparable period last year because last year’s rate included the $3.6 million impact of the federal R&D credit that was renewed in the first quarter, effective retroactive to the beginning of 2012. There was no R&D credit allowed in 2014.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Net sales (in millions)
Americas	$78.5	$66.2
EMEA	54.4	50.3
Asia Pacific	43.5	47.7

Total	$176.4	$164.2

Operating earnings as a percentage of net sales	31%	34%

Industrial segment sales increased 7 percent, with increases of 19 percent in the Americas and 8 percent in EMEA (5 percent at consistent translation rates), partially offset by a 9 percent decrease in Asia Pacific (8 percent at consistent translation rates). Acquired operations contributed $7 million to sales of this segment (4 percentage points of growth). Operating margin rate for the Industrial segment decreased compared to last year due to lower margins on acquired operations, including the impact of non-recurring acquisition-related inventory valuation adjustments, and other investments in regional and product expansion.

Contractor

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Net sales (in millions)
Americas	$58.5	$51.5
EMEA	16.4	16.1
Asia Pacific	10.0	10.0

Total	$84.9	$77.6

Operating earnings as a percentage of net sales	21%	21%

Contractor segment sales for the quarter increased 9 percent, including a 14 percent increase in the Americas, with strong growth in both paint store and home center channels. Sales were flat in EMEA and Asia Pacific. Operating margin rates in the Contractor segment were consistent with last year’s first quarter. Unfavorable effects of product mix offset the favorable effects of higher sales volume and expense leverage.

Lubrication

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013

Net sales (in millions)
Americas	$21.7	$20.5
EMEA	2.5	2.5
Asia Pacific	4.4	4.2

Total	$28.6	$27.2

Operating earnings as a percentage of net sales	23%	19%

Lubrication segment sales for the quarter increased 5 percent, mostly from increases in the Americas. Higher sales volume, improved gross margin rate and expense leverage led to a higher operating margin rate in the Lubrication segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $28 million in 2014 and $39 million in 2013. The first quarter increase in accounts receivable was $9 million higher in 2014 than in 2013. Accounts receivable and inventory balances have increased since the end of 2013 due to increases in business activity. Significant uses of cash in the first quarter of 2014 included $65 million for a business acquisition, $48 million for purchases of Company common stock and $17 million of dividends paid to shareholders.

In May 2012, the FTC issued a proposed decision and order which requires Graco to sell the Liquid Finishing business assets, including certain business activities related to the development, manufacture, and sale of products under the Binks, DeVilbiss, Ransburg and BGK brand names, no later than 180 days from the date the order becomes final. The FTC continues to work on resolving issues related to a proposed final decision and order.

The Company has retained the services of an investment bank to help it market the Liquid Finishing businesses and identify potential buyers. The Company believes its investment in the Liquid Finishing businesses, carried at a cost of $422 million, is not impaired.

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. Since the date of acquisition, the Company received $44 million of dividends from current earnings of the Liquid Finishing businesses, including $4 million in the first quarter of 2014.

At March 28, 2014, the Company had various lines of credit totaling $503 million, of which $290 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2014, including the needs of the Liquid Finishing businesses acquired in April 2012.

Outlook

Our outlook for 2014 has not changed, and we remain confident about achieving full year growth in all segments and regions. While U.S. housing starts began 2014 slower than anticipated, we continue to expect strong full year growth in the residential construction market to drive low double-digit growth in our Contractor segment in the Americas. Although certain emerging economies of EMEA are facing geopolitical and currency headwinds, and capital equipment demand in China remains uneven, we expect to benefit from the improving macro environment in developed economies around the world.

SAFE HARBOR CAUTIONARY STATEMENT

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2013 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: changes in laws and regulations; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; whether we are able to effectively complete a divestiture of the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval; political instability; new entrants who copy our products or infringe on our intellectual property; supply interruptions or delays; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business; compliance with anti-corruption laws; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction and automotive industries; security breaches and natural disasters. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2013 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com/ir and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2013 Annual Report on Form 10-K.

Item 4.         Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer, the Vice President, Controller and Information Systems, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Changes in internal controls

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 14, 2012, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization expires on September 30, 2015.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec 28, 2013 – Jan 24, 2014	179,557		$ 77.19	179,557	4,860,561

Jan 25, 2014 – Feb 21, 2014	190,000		$ 72.20	190,000	4,670,561

Feb 22, 2014 – Mar 28, 2014	260,288	(1)	$ 76.26	249,938	4,420,623

(1)	Includes 10,350 shares forfeited to the Company in satisfaction of tax withholding obligations by employees who vested in restricted stock under employee stock compensation plans.

Item 6.   Exhibits

3.1	Restated Articles of Incorporation as amended April 26, 2013. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed April 30, 2013.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 23, 2014.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        GRACO INC.

Date:	April 23, 2014	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2014	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 23, 2014	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)