Form 10-Q
period 2014-06-27
GRACO INC
filed 2014-07-23
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 27, 2014

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

      Yes                              No         X

60,083,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 16, 2014.

PART I     Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net Sales	$322,549	$286,020	$612,511	$555,066
Cost of products sold	145,699	127,281	276,349	245,683

Gross Profit	176,850	158,739	336,162	309,383
Product development	13,405	12,467	26,564	24,888
Selling, marketing and distribution	49,503	44,556	95,845	87,910
General and administrative	28,094	26,499	53,200	49,871

Operating Earnings	85,848	75,217	160,553	146,714
Interest expense	4,676	4,625	9,264	9,387
Other expense (income), net	(10,764)	(10,851)	(14,192)	(15,246)

Earnings Before Income Taxes	91,936	81,443	165,481	152,573
Income taxes	25,700	23,600	48,500	42,600

Net Earnings	$66,236	$57,843	$116,981	$109,973

Per Common Share
Basic net earnings	$1.10	$0.94	$1.93	$1.80
Diluted net earnings	$1.07	$0.92	$1.88	$1.76
Cash dividends declared	$0.28	$0.25	$0.55	$0.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net Earnings	$66,236	$57,843	$116,981	$109,973
Other comprehensive income (loss)
Cumulative translation adjustment	(1,908)	2,632	(1,994)	(5,855)
Pension and postretirement medical liability adjustment	1,225	2,330	2,413	4,786
Income taxes
Pension and postretirement medical liability adjustment	(436)	(842)	(864)	(1,720)

Other comprehensive income (loss)	(1,119)	4,120	(445)	(2,789)

Comprehensive Income	$65,117	$61,963	$116,536	$107,184

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 27, 2014	Dec 27, 2013
ASSETS
Current Assets
Cash and cash equivalents	$29,568	$19,756
Accounts receivable, less allowances of $6,600 and $6,300	229,224	183,293
Inventories	147,060	133,787
Deferred income taxes	21,096	18,827
Investment in businesses held separate	421,767	422,297
Other current assets	10,745	14,633

Total current assets	859,460	792,593

Property, Plant and Equipment
Cost	424,822	407,887
Accumulated depreciation	(265,769)	(256,170)

Property, plant and equipment, net	159,053	151,717

Goodwill	226,537	189,967
Other Intangible Assets, net	162,898	147,940
Deferred Income Taxes	22,632	20,366
Other Assets	26,297	24,645

Total Assets	$1,456,877	$1,327,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$12,599	$9,584
Trade accounts payable	42,740	34,282
Salaries and incentives	30,205	38,939
Dividends payable	16,583	16,881
Other current liabilities	63,039	69,167

Total current liabilities	165,166	168,853

Long-term Debt	522,760	408,370
Retirement Benefits and Deferred Compensation	94,863	94,705
Deferred Income Taxes	20,776	20,935

Shareholders’ Equity
Common stock	60,181	61,003
Additional paid-in-capital	368,865	347,058
Retained earnings	271,060	272,653
Accumulated other comprehensive income (loss)	(46,794)	(46,349)

Total shareholders’ equity	653,312	634,365

Total Liabilities and Shareholders’ Equity	$1,456,877	$1,327,228

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013
Cash Flows From Operating Activities
Net Earnings	$116,981	$109,973
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	18,327	18,637
Deferred income taxes	(5,710)	(5,073)
Share-based compensation	9,818	7,762
Excess tax benefit related to share-based payment arrangements	(2,300)	(3,300)
Change in
Accounts receivable	(42,019)	(27,349)
Inventories	(9,806)	(12,393)
Trade accounts payable	6,219	4,541
Salaries and incentives	(9,670)	(5,635)
Retirement benefits and deferred compensation	2,749	6,113
Other accrued liabilities	3,916	7,646
Other	(4,476)	(761)

Net cash provided by operating activities	84,029	100,161

Cash Flows From Investing Activities
Property, plant and equipment additions	(17,062)	(9,423)
Acquisition of businesses, net of cash acquired	(65,219)	-
Proceeds from sale of assets	-	1,600
Investment in businesses held separate	530	835
Other	(599)	(112)

Net cash used in investing activities	(82,350)	(7,100)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	2,659	(172)
Borrowings on long-term line of credit	325,665	198,645
Payments on long-term line of credit	(211,275)	(289,335)
Payments of debt issuance costs	(890)	-
Excess tax benefit related to share-based payment arrangements	2,300	3,300
Common stock issued	17,792	25,975
Common stock repurchased	(93,820)	(6,334)
Cash dividends paid	(33,485)	(30,504)

Net cash provided by (used in) financing activities	8,946	(98,425)

Effect of exchange rate changes on cash	(813)	1,813

Net increase (decrease) in cash and cash equivalents	9,812	(3,551)
Cash and cash equivalents
Beginning of year	19,756	31,120

End of period	$29,568	$27,569

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 27, 2014 and the related statements of earnings for the thirteen and twenty-six weeks ended June 27, 2014 and June 28, 2013, and cash flows for the twenty-six weeks ended June 27, 2014 and June 28, 2013 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 27, 2014, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net earnings available to common shareholders	$66,236	$57,843	$116,981	$109,973

Weighted average shares outstanding for basic earnings per share	60,453	61,371	60,637	61,166

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,575	1,470	1,596	1,458

Weighted average shares outstanding for diluted earnings per share	62,028	62,841	62,233	62,624

Basic earnings per share	$1.10	$0.94	$1.93	$1.80

Diluted earnings per share	$1.07	$0.92	$1.88	$1.76

Stock options to purchase 876,000 and 568,000 shares were not included in the June 27, 2014 and June 28, 2013 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the twenty-six weeks ended June 27, 2014 is shown below (in thousands, except per share amounts):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 27, 2013	5,149	$41.03	3,311	$33.20
Granted	475	74.62
Exercised	(238)	34.09
Canceled	(14)	68.03

Outstanding, June 27, 2014	5,372	$44.25	3,667	$34.89

The Company recognized year-to-date share-based compensation of $9.8 million in 2014 and $7.8 million in 2013. As of June 27, 2014, there was $19.1 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013
Expected life in years	6.5	6.5
Interest rate	2.0%	1.2%
Volatility	36.1%	36.3%
Dividend yield	1.5%	1.7%
Weighted average fair value per share	$24.83	$18.29

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

	Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013
Expected life in years	1.0	1.0
Interest rate	0.1%	0.2%
Volatility	21.4%	26.0%
Dividend yield	1.4%	1.7%
Weighted average fair value per share	$17.81	$14.16

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Pension Benefits
Service cost	$1,697	$1,789	$3,439	$3,590
Interest cost	3,940	3,429	8,076	6,998
Expected return on assets	(5,211)	(4,535)	(10,630)	(9,249)
Amortization and other	1,355	2,789	2,688	5,292

Net periodic benefit cost	$1,781	$3,472	$3,573	$6,631

Postretirement Medical
Service cost	$125	$155	$250	$310
Interest cost	278	247	555	493
Amortization	(126)	(50)	(254)	(102)

Net periodic benefit cost	$277	$352	$551	$701

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Thirteen Weeks Ended June 28, 2013
Beginning balance	$(78,138)	$(12,516)	$(90,654)
Other comprehensive income before reclassifications	-	2,632	2,632
Amounts reclassified from accumulated other comprehensive income	1,488	-	1,488

Ending balance	$(76,650)	$(9,884)	$(86,534)

Thirteen Weeks Ended June 27, 2014
Beginning balance	$(49,372)	$3,697	$(45,675)
Other comprehensive income before reclassifications	-	(1,908)	(1,908)
Amounts reclassified from accumulated other comprehensive income	789	-	789

Ending balance	$(48,583)	$1,789	$(46,794)

Twenty-six Weeks Ended June 28, 2013
Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income before reclassifications	-	(5,855)	(5,855)
Amounts reclassified from accumulated other comprehensive income	3,066	-	3,066

Ending balance	$(76,650)	$(9,884)	$(86,534)

Twenty-six Weeks Ended June 27, 2014
Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income before reclassifications	-	(1,994)	(1,994)
Amounts reclassified from accumulated other comprehensive income	1,549	-	1,549

Ending balance	$(48,583)	$1,789	$(46,794)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Cost of products sold	$440	$844	$876	$1,753
Product development	195	370	382	763
Selling, marketing and distribution	354	658	689	1,324
General and administrative	236	458	466	946

Total before tax	$1,225	$2,330	$2,413	$4,786
Income tax (benefit)	(436)	(842)	(864)	(1,720)

Total after tax	$789	$1,488	$1,549	$3,066

6.	The Company has three reportable segments: Industrial (which aggregates five operating segments), Contractor and Lubrication. Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net Sales
Industrial	$181,763	$159,671	$358,189	$323,846
Contractor	111,121	98,498	196,027	176,126
Lubrication	29,665	27,851	58,295	55,094

Total	$322,549	$286,020	$612,511	$555,066

Operating Earnings
Industrial	$57,563	$51,530	$112,778	$106,749
Contractor	28,289	24,479	46,539	40,911
Lubrication	6,901	6,647	13,434	11,788
Unallocated corporate (expense)	(6,905)	(7,439)	(12,198)	(12,734)

Total	$85,848	$75,217	$160,553	$146,714

Assets by segment were as follows (in thousands):

	June 27, 2014	Dec 27, 2013

Industrial	$673,111	$591,135
Contractor	187,750	152,300
Lubrication	81,839	82,503
Unallocated corporate	514,177	501,290

Total	$1,456,877	$1,327,228

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales
(based on customer location)
United States	$156,160	$135,173	$290,082	$251,254
Other countries	166,389	150,847	322,429	303,812

Total	$322,549	$286,020	$612,511	$555,066

	June 27, 2014	Dec 27, 2013
Long-lived assets
United States	$128,264	$120,262
Other countries	30,789	31,455

Total	$159,053	$151,717

7.	Major components of inventories were as follows (in thousands):

	June 27, 2014	Dec 27, 2013

Finished products and components	$72,945	$65,963
Products and components in various stages of completion	43,550	41,458
Raw materials and purchased components	73,897	69,051

	190,392	176,472
Reduction to LIFO cost	(43,332)	(42,685)

Total	$147,060	$133,787

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 27, 2014
Customer relationships	3 - 14	$118,975	$(17,088)	$730	$102,617
Patents, proprietary technology and product documentation	5 - 11	18,125	(6,232)	49	11,942
Trademarks, trade names and other	5	175	(27)	-	148

		137,275	(23,347)	779	114,707
Not Subject to Amortization:
Brand names		47,800	-	391	48,191

Total		$185,075	$(23,347)	$1,170	$162,898

December 27, 2013
Customer relationships	3 - 14	$121,205	$(26,377)	$1,458	$96,286
Patents, proprietary technology and product documentation	3 - 11	16,125	(5,869)	118	10,374
Trademarks, trade names and other	5	175	(9)	-	166

		137,505	(32,255)	1,576	106,826
Not Subject to Amortization:
Brand names		40,400	-	714	41,114

Total		$177,905	$(32,255)	$2,290	$147,940

Amortization of intangibles for the quarter was $2.7 million in 2014 and $3.2 million in 2013, and for the year-to-date was $5.8 million in 2014 and $6.6 million in 2013. Estimated annual amortization expense is as follows: $11.2 million in 2014, $10.7 million in 2015, $10.4 million in 2016, $10.2 million in 2017, $10.1 million in 2018 and $67.9 million thereafter.

Changes in the carrying amount of goodwill in 2014 were as follows (in thousands):

	Industrial	Contractor	Lubrication	Total
Beginning balance	$157,738	$12,732	$19,497	$189,967
Additions from business acquisitions	37,340	-	-	37,340
Foreign currency translation	(770)	-	-	(770)

Ending balance	$194,308	$12,732	$19,497	$226,537

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

9.	Components of other current liabilities were (in thousands):

	June 27, 2014	Dec 27, 2013

Accrued self-insurance retentions	$6,755	$6,381
Accrued warranty and service liabilities	7,749	7,771
Accrued trade promotions	5,154	7,245
Payable for employee stock purchases	4,399	7,908
Customer advances and deferred revenue	11,209	11,693
Income taxes payable	4,227	4,561
Other	23,546	23,608

Total other current liabilities	$63,039	$69,167

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended June 27, 2014	Year Ended Dec 27, 2013

Balance, beginning of year	$7,771	$7,943
Assumed in business acquisition	12	-
Charged to expense	3,038	6,119
Margin on parts sales reversed	1,178	3,819
Reductions for claims settled	(4,250)	(10,110)

Balance, end of period	$7,749	$7,771

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 27, 2014	Dec 27, 2013
Assets
Cash surrender value of life insurance	2	$13,331	$12,611
Forward exchange contracts	2	-	291

Total assets at fair value		$13,331	$12,902

Liabilities
Deferred compensation	2	$2,580	$2,296
Forward exchange contracts	2	302	-

Total liabilities at fair value		$2,882	$2,296

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $320 million as of June 27, 2014 and $320 million as of December 27, 2013. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

As a cost-method investment, income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received in 2014 totaled $11 million in the second quarter and $15 million year-to-date. Dividends received in 2013 totaled $11 million in the second quarter and $15 million year-to-date. Once the FTC issues its final decision and order, and the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of June 27, 2014, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net Sales	$68,953	$71,845	$139,462	$135,043
Operating Earnings	14,608	16,398	29,894	29,978

12.	On June 26, 2014, the Company executed an amendment to its revolving credit agreement, extending the expiration date to June 26, 2019, and increasing the amount of credit available to $500 million, a $50 million increase.

Under the amended agreement, the base rate applied to borrowings is an annual rate equal to a margin ranging from zero percent to 0.875 percent (down from zero to 1 percent under the prior agreement), depending on the Company’s cash flow leverage ratio, plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.875 percent (down from 1 to 2 percent), depending on the Company’s cash flow leverage ratio.

Fees on the undrawn amount of the loan commitment decreased to a range of 0.15 percent to 0.30 percent (down from 0.15 percent to 0.40 percent), depending on the Company’s cash flow leverage ratio.

13.	In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2017, and permits the use of either a retrospective or a cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and has not yet selected a transition method.

Item 2.	GRACO INC. AND SUBSIDIARIES

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

As a cost-method investment, income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received in 2014 totaled $11 million in the second quarter and $15 million year-to-date, consistent with the amounts received in comparable periods of

2013. Once the FTC issues its final decision and order, and the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of June 27, 2014, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	% Change	June 27, 2014	June 28, 2013	% Change

Net Sales	$322.5	$286.0	13%	$612.5	$555.1	10%
Operating Earnings	$85.8	$75.2	14%	$160.6	$146.7	9%
Net Earnings	$66.2	$57.8	15%	$117.0	$110.0	6%
Diluted Net Earnings per Common Share	$1.07	$0.92	16%	$1.88	$1.76	7%

Sales for the second quarter increased in all reportable segments and regions, with double-digit percentage growth in Industrial and Contractor segments. Year-to-date sales increased in all segments and regions except for Asia Pacific, where sales were flat compared to last year.

Changes in product mix and lower margins from acquired operations contributed to a decrease in gross margin rate for both the quarter and the year-to-date.

Expense leverage offset the effects of lower gross margin rates on operating earnings. Year-to-date operating earnings increased 9 percent, but a higher effective income tax rate led to a smaller increase in net earnings.

The following table presents components of changes in sales:

	Quarter
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	6%	12%	7%	10%	7%	4%	8%
Acquisitions	6%	- %	- %	6%	1%	2%	4%
Currency	2%	1%	- %	(1)%	4%	1%	1%

Total	14%	13%	7%	15%	12%	7%	13%

	Year-to-Date
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific	Total
Volume and Price	5%	11%	7%	11%	5%	(2)%	7%
Acquisitions	5%	- %	- %	5%	1%	1%	3%
Currency	1%	- %	(1)%	(1)%	4%	- %	- %

Total	11%	11%	6%	15%	10%	(1)%	10%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Americas[1]	$184.8	$160.7	$343.6	$298.9
EMEA[2]	79.7	70.9	153.1	139.8
Asia Pacific	58.0	54.4	115.8	116.4

Consolidated	$322.5	$286.0	$612.5	$555.1

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Sales for the quarter increased 13 percent, including increases of 15 percent in the Americas, 12 percent in EMEA (8 percent at consistent translation rates) and 7 percent in Asia Pacific. Year-to-date sales increased 10 percent, including increases of 15 percent in the Americas and 10 percent in EMEA (6 percent at consistent translation rates). Sales were flat in Asia Pacific. Sales from operations acquired in the fourth quarter of 2013 and the first quarter of 2014 totaled $10 million for the quarter (contributing 4 percentage points of growth) and $17 million year-to-date (3 percentage points of growth).

Gross profit margin, expressed as a percentage of sales, was 55 percent for both the quarter and year-to-date, down less than one percentage point from the comparable periods last year. Changes in product mix and lower margins in acquired operations contributed to the decrease in both the quarter and year-to-date. Non-recurring inventory-related purchase accounting effects of $1 million and lower margins in acquired operations accounted for nearly half of the year-to-date decrease.

Total operating expenses for the quarter were $7 1⁄2 million (9 percent) higher than second quarter last year. Year-to-date operating expenses were $13 million (8 percent) higher than last year. Expenses of acquired operations and spending on regional and product growth initiatives accounted for more than half of the increase for both the quarter and year-to-date. As a percentage of sales, total operating expenses for the quarter were 28 percent, down 1 percentage point from the second quarter last year and year-to-date operating expenses were down by one-half percentage point.

Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Such dividends totaled $11 million for the quarter and $15 million year-to-date, consistent with the comparable periods of last year.

The effective income tax rate of 28 percent for the quarter was 1 percentage point lower than the comparable period last year. The decrease resulted from higher foreign earnings that are taxed at lower rates than in the U.S., partially offset by the impact of the federal R&D credit not being renewed for 2014. The effective year-to-date income tax rate of 29 percent was 1 percentage point higher than last year. Last year’s rate included the favorable impact of the R&D credit that was renewed in 2013 retroactive to the beginning of 2012. The increase in the effective rate as a result of the expiration of the R&D credit for 2014 was partially offset by the impacts of higher foreign earnings taxed at lower rates than in the U.S. and additional benefit from U.S. business deductions.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net sales (in millions)
Americas	$83.0	$70.2	$161.5	$136.4
EMEA	55.9	49.8	110.3	100.1
Asia Pacific	42.9	39.7	86.4	87.3

Total	$181.8	$159.7	$358.2	$323.8

Operating earnings as a percentage of net sales	32%	32%	31%	33%

Industrial segment sales for the quarter increased 14 percent, with increases of 18 percent in the Americas, 12 percent in EMEA (7 percent at consistent translation rates) and 8 percent in Asia Pacific. Year-to-date sales increased 11 percent with increases in the Americas and EMEA and a small decrease in Asia Pacific. First half results included the operations of QED Environmental Systems, acquired at the beginning of fiscal 2014, and EcoQuip, acquired at the end of fiscal 2013. Acquired operations contributed $10 million to sales in this segment for the quarter and $17 million year-to-date (6 percentage points of growth for the quarter and 5 percentage points for the year-to-date). Year-to-date operating margin rate for the Industrial segment decreased compared to last year due to lower margins on acquired operations, including the impact of non-recurring acquisition-related inventory valuation adjustments, and other investments in regional and product expansion.

Contractor

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net sales (in millions)
Americas	$79.2	$69.9	$137.7	$121.4
EMEA	21.3	18.0	37.7	34.1
Asia Pacific	10.6	10.6	20.6	20.6

Total	$111.1	$98.5	$196.0	$176.1

Operating earnings as a percentage of net sales	25%	25%	24%	23%

Contractor segment sales for the quarter increased 13 percent, including increases of 13 percent in the Americas, 18 percent in EMEA (14 percent at consistent translation rates) and 1 percent in Asia Pacific. Year-to-date sales increased 11 percent with strong increases in the Americas and EMEA. Operating margin rates in the Contractor segment were slightly higher than the rates for the comparable periods last year. The favorable effects of higher sales volume and expense leverage were partially offset by unfavorable effects of product mix.

Lubrication

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net sales (in millions)
Americas	$22.7	$20.6	$44.4	$41.1
EMEA	2.6	3.0	5.1	5.5
Asia Pacific	4.4	4.3	8.8	8.5

Total	$29.7	$27.9	$58.3	$55.1

Operating earnings as a percentage of net sales	23%	24%	23%	21%

Lubrication segment sales increased 7 percent for the quarter and 6 percent year-to-date, mostly from increases in the Americas. Higher sales volume, improved gross margin rate and expense leverage led to a higher year-to-date operating margin rate in the Lubrication segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $84 million in 2014 and $100 million in 2013. The first half increase in accounts receivable was $15 million higher in 2014 than the increase in 2013. Accounts receivable and inventory balances have increased since the end of 2013 due to increases in business activity. Significant uses of cash in the first half of 2014 included $65 million for a business acquisition, $94 million for purchases of Company common stock and $33 million of dividends paid to shareholders.

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

Under terms of the FTC’s hold separate order, the Company is required to provide sufficient resources to maintain the viability, competitiveness and marketability of the Liquid Finishing businesses, including general funds, capital, working capital and reimbursement of losses. To the extent that the Liquid Finishing businesses generate funds in excess of financial resources needed, the Company has access to such funds consistent with practices in place prior to the acquisition. Since the date of acquisition, the Company received $55 million of dividends from current earnings of the Liquid Finishing businesses, including $15 million in the first half of 2014.

On June 26, 2014, the Company executed an amendment to its revolving credit agreement, extending the expiration date to June 26, 2019, and increasing the amount of credit available to $500 million, a $50 million increase.

Under the amended agreement, the base rate applied to borrowings is an annual rate equal to a margin ranging from zero percent to 0.875 percent (down from zero to 1 percent under the prior agreement), depending on the Company’s cash flow leverage ratio, plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.875 percent (down from 1 to 2 percent), depending on the Company’s cash flow leverage ratio.

Fees on the undrawn amount of the loan commitment decreased to a range of 0.15 percent to 0.30 percent (down from 0.15 percent to 0.40 percent), depending on the Company’s cash flow leverage ratio.

At June 27, 2014, the Company had various lines of credit totaling $552 million, of which $317 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2014, including the needs of the Liquid Finishing businesses acquired in April 2012.

Outlook

After a solid first half of 2014, we are well positioned to achieve full-year growth in all segments and geographies. Our Contractor segment is poised to continue low double-digit growth in the Americas, benefitting from the recovery in the U.S. construction market. Stable macroeconomic conditions in developed economies and firming demand levels in the emerging markets of EMEA and China may provide upside to our outlook for mid-single-digit organic growth for the second half of the year.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Mar 29, 2014 – Apr 25, 2014	190,000	$73.98	190,000	4,230,623

Apr 26, 2014 – May 23, 2014	200,000	$72.62	200,000	4,030,623

May 24, 2014 – Jun 27, 2014	236,463	$75.20	236,463	3,794,160

Item 6.   Exhibits

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Amendment No. 2 dated as of June 26, 2014 to Note Agreement dated as of March 11, 2011.

10.2	Omnibus Amendment, dated June 26, 2014, amending and restating the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 1, 2014.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 23, 2014.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 23, 2014	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2014	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 23, 2014	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)