Form 10-Q
period 2014-09-26
GRACO INC
filed 2014-10-22
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 26, 2014

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

Yes                        No       X

59,469,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 15, 2014.

PART I   Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Net Sales	$302,614	$277,035	$915,125	$832,101
Cost of products sold	136,800	126,162	413,149	371,845

Gross Profit	165,814	150,873	501,976	460,256
Product development	13,785	12,508	40,349	37,396
Selling, marketing and distribution	47,466	44,297	143,311	132,207
General and administrative	25,656	24,342	78,856	74,213

Operating Earnings	78,907	69,726	239,460	216,440
Interest expense	4,566	4,450	13,830	13,837
Other expense (income), net	(8,210)	(8,425)	(22,402)	(23,671)

Earnings Before Income Taxes	82,551	73,701	248,032	226,274
Income taxes	23,000	17,600	71,500	60,200

Net Earnings	$59,551	$56,101	$176,532	$166,074

Per Common Share
Basic net earnings	$0.99	$0.91	$2.92	$2.71
Diluted net earnings	$0.97	$0.89	$2.85	$2.65
Cash dividends declared	$0.28	$0.25	$0.83	$0.75

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Net Earnings	$59,551	$56,101	$176,532	$166,074
Other comprehensive income (loss)
Cumulative translation adjustment	(12,888)	8,866	(14,882)	3,011
Pension and postretirement medical liability adjustment	1,463	2,304	3,876	7,090
Income taxes
Pension and postretirement medical liability adjustment	(490)	(835)	(1,354)	(2,555)

Other comprehensive income (loss)	(11,915)	10,335	(12,360)	7,546

Comprehensive Income	$47,636	$66,436	$164,172	$173,620

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Sep 26,	Dec 27,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$28,737	$19,756
Accounts receivable, less allowances of $6,900 and $6,300	214,670	183,293
Inventories	149,023	133,787
Deferred income taxes	21,338	18,827
Investment in businesses held separate	421,767	422,297
Other current assets	8,976	14,633

Total current assets	844,511	792,593

Property, Plant and Equipment
Cost	429,430	407,887
Accumulated depreciation	(269,835)	(256,170)

Property, plant and equipment, net	159,595	151,717

Goodwill	221,737	189,967
Other Intangible Assets, net	153,206	147,940
Deferred Income Taxes	22,787	20,366
Other Assets	25,982	24,645

Total Assets	$1,427,818	$1,327,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,161	$9,584
Trade accounts payable	37,612	34,282
Salaries and incentives	36,071	38,939
Dividends payable	16,500	16,881
Other current liabilities	63,569	69,167

Total current liabilities	159,913	168,853

Long-term Debt	508,750	408,370
Retirement Benefits and Deferred Compensation	93,480	94,705
Deferred Income Taxes	19,634	20,935

Shareholders’ Equity
Common stock	59,672	61,003
Additional paid-in-capital	374,628	347,058
Retained earnings	270,450	272,653
Accumulated other comprehensive income (loss)	(58,709)	(46,349)

Total shareholders’ equity	646,041	634,365

Total Liabilities and Shareholders’ Equity	$1,427,818	$1,327,228

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	Sep 26,	Sep 27,
	2014	2013
Cash Flows From Operating Activities
Net Earnings	$176,532	$166,074
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	27,621	27,748
Deferred income taxes	(7,079)	(5,873)
Share-based compensation	13,810	11,178
Excess tax benefit related to share-based payment arrangements	(3,700)	(5,100)
Change in
Accounts receivable	(31,632)	(23,685)
Inventories	(12,889)	(11,012)
Trade accounts payable	2,058	2,771
Salaries and incentives	(3,323)	114
Retirement benefits and deferred compensation	3,813	9,819
Other accrued liabilities	7,661	11,189
Other	(2,468)	(2,188)

Net cash provided by operating activities	170,404	181,035

Cash Flows From Investing Activities
Property, plant and equipment additions	(25,284)	(15,218)
Acquisition of businesses, net of cash acquired	(65,219)	-
Proceeds from sale of assets	-	1,600
Investment in businesses held separate	530	4,516
Other	(991)	(770)

Net cash used in investing activities	(90,964)	(9,872)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(3,611)	1,265
Borrowings on long-term line of credit	485,230	313,560
Payments on long-term line of credit	(384,850)	(465,725)
Payments of debt issuance costs	(890)	-
Excess tax benefit related to share-based payment arrangements	3,700	5,100
Common stock issued	21,987	33,598
Common stock repurchased	(141,857)	(28,438)
Cash dividends paid	(50,007)	(45,834)

Net cash provided by (used in) financing activities	(70,298)	(186,474)

Effect of exchange rate changes on cash	(161)	1,458

Net increase (decrease) in cash and cash equivalents	8,981	(13,853)
Cash and cash equivalents
Beginning of year	19,756	31,120

End of period	$28,737	$17,267

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 26, 2014 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 26, 2014 and September 27, 2013, and cash flows for the thirty-nine weeks ended September 26, 2014 and September 27, 2013 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 26, 2014, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Net earnings available to common shareholders	$59,551	$56,101	$176,532	$166,074

Weighted average shares outstanding for basic earnings per share	59,928	61,333	60,401	61,222

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,614	1,663	1,602	1,526

Weighted average shares outstanding for diluted earnings per share	61,542	62,996	62,003	62,748

Basic earnings per share	$0.99	$0.91	$2.92	$2.71

Diluted earnings per share	$0.97	$0.89	$2.85	$2.65

Stock options to purchase 617,000 and 387,000 shares were not included in the September 26, 2014 and September 27, 2013 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Information on option shares outstanding and option activity for the thirty-nine weeks ended September 26, 2014 is shown below (in thousands, except per share amounts):

		Weighted		Weighted
		Average		Average
	Option	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Outstanding, December 27, 2013	5,149	$41.03	3,311	$33.20
Granted	475	74.62
Exercised	(358)	34.15
Canceled	(32)	60.39

Outstanding, September 26, 2014	5,234	$44.44	3,549	$34.96

The Company recognized year-to-date share-based compensation of $13.8 million in 2014 and $11.2 million in 2013. As of September 26, 2014, there was $16.1 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 26,	Sep 27,
	2014	2013
Expected life in years	6.5	6.5
Interest rate	2.0%	1.2%
Volatility	36.1%	36.3%
Dividend yield	1.5%	1.7%
Weighted average fair value per share	$24.83	$18.29

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

	Thirty-nine Weeks Ended
	Sep 26,	Sep 27,
	2014	2013
Expected life in years	1.0	1.0
Interest rate	0.1%	0.2%
Volatility	21.4%	26.0%
Dividend yield	1.4%	1.7%
Weighted average fair value per share	$17.81	$14.16

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Pension Benefits
Service cost	$1,707	$1,948	$5,146	$5,538
Interest cost	3,909	3,627	11,985	10,625
Expected return on assets	(5,311)	(4,625)	(15,941)	(13,874)
Amortization and other	1,341	2,964	4,029	8,256

Net periodic benefit cost	$1,646	$3,914	$5,219	$10,545

Postretirement Medical
Service cost	$115	$160	$365	$470
Interest cost	181	228	736	721
Amortization	(229)	(32)	(483)	(134)

Net periodic benefit cost	$67	$356	$618	$1,057

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension
	and Post-	Cumulative
	retirement	Translation
	Medical	Adjustment	Total
Thirteen Weeks Ended September 27, 2013

Beginning balance	$(76,650)	$(9,884)	$(86,534)
Other comprehensive income before reclassifications	-	8,866	8,866
Amounts reclassified from accumulated other comprehensive income	1,469	-	1,469

Ending balance	$(75,181)	$(1,018)	$(76,199)

Thirteen Weeks Ended September 26, 2014

Beginning balance	$(48,583)	$1,789	$(46,794)
Other comprehensive income before reclassifications	-	(12,888)	(12,888)
Amounts reclassified from accumulated other comprehensive income	973	-	973

Ending balance	$(47,610)	$(11,099)	$(58,709)

Thirty-nine Weeks Ended September 27, 2013

Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income before reclassifications	-	3,011	3,011
Amounts reclassified from accumulated other comprehensive income	4,535	-	4,535

Ending balance	$(75,181)	$(1,018)	$(76,199)

Thirty-nine Weeks Ended September 26, 2014

Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income before reclassifications	-	(14,882)	(14,882)
Amounts reclassified from accumulated other comprehensive income	2,522	-	2,522

Ending balance	$(47,610)	$(11,099)	$(58,709)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Cost of products sold	$536	$824	$1,412	$2,577
Product development	234	368	616	1,131
Selling, marketing and distribution	427	663	1,116	1,987
General and administrative	266	449	732	1,395

Total before tax	$1,463	$2,304	$3,876	$7,090
Income tax (benefit)	(490)	(835)	(1,354)	(2,555)

Total after tax	$973	$1,469	$2,522	$4,535

6.	The Company has three reportable segments: Industrial (which aggregates five operating segments), Contractor and Lubrication. Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Net Sales
Industrial	$174,251	$156,654	$532,440	$480,500
Contractor	99,414	92,942	295,441	269,068
Lubrication	28,949	27,439	87,244	82,533

Total	$302,614	$277,035	$915,125	$832,101

Operating Earnings
Industrial	$54,959	$49,429	$167,737	$156,178
Contractor	23,358	21,459	69,897	62,370
Lubrication	6,369	5,497	19,803	17,285
Unallocated corporate (expense)	(5,779)	(6,659)	(17,977)	(19,393)

Total	$78,907	$69,726	$239,460	$216,440

Assets by segment were as follows (in thousands):

	Sep 26,	Dec 27,
	2014	2013
Industrial	$651,060	$591,135
Contractor	185,280	152,300
Lubrication	82,933	82,503
Unallocated corporate	508,545	501,290

Total	$1,427,818	$1,327,228

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013
Net sales
(based on customer location)
United States	$150,015	$132,503	$440,097	$383,756
Other countries	152,599	144,532	475,028	448,345

Total	$302,614	$277,035	$915,125	$832,101

	Sep 26,	Dec 27,
	2014	2013
Long-lived assets
United States	$130,021	$120,262
Other countries	29,574	31,455

Total	$159,595	$151,717

7. Major components of inventories were as follows (in thousands):

	Sep 26,	Dec 27,
	2014	2013
Finished products and components	$77,136	$65,963
Products and components in various stages of completion	42,943	41,458
Raw materials and purchased components	72,613	69,051

	192,692	176,472
Reduction to LIFO cost	(43,669)	(42,685)

Total	$149,023	$133,787

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated			Foreign
	Life		Accumulated	Currency	Book
	(years)	Cost	Amortization	Translation	Value
September 26, 2014

Customer relationships	3 - 14	$118,975	$(19,274)	$(3,730)	$95,971
Patents, proprietary technology and product documentation	5 - 11	18,125	(6,684)	(382)	11,059
Trademarks, trade names and other	5	175	(35)	-	140

		137,275	(25,993)	(4,112)	107,170
Not Subject to Amortization:
Brand names		47,800	-	(1,764)	46,036

Total		$185,075	$(25,993)	$(5,876)	$153,206

December 27, 2013

Customer relationships	3 - 14	$121,205	$(26,377)	$1,458	$96,286
Patents, proprietary technology and product documentation	3 - 11	16,125	(5,869)	118	10,374
Trademarks, trade names and other	5	175	(9)	-	166

		137,505	(32,255)	1,576	106,826
Not Subject to Amortization:
Brand names		40,400	-	714	41,114

Total		$177,905	$(32,255)	$2,290	$147,940

Amortization of intangibles for the quarter was $2.6 million in 2014 and $3.1 million in 2013, and for the year-to-date was $8.5 million in 2014 and $9.6 million in 2013. Estimated annual amortization expense is as follows: $11.0 million in 2014, $10.3 million in 2015, $10.0 million in 2016, $9.7 million in 2017, $9.7 million in 2018 and $65.0 million thereafter.

Changes in the carrying amount of goodwill in 2014 were as follows (in thousands):

	Industrial	Contractor	Lubrication	Total
Beginning balance	$157,738	$12,732	$19,497	$189,967
Additions from business acquisitions	37,340	-	-	37,340
Foreign currency translation	(5,570)	-	-	(5,570)

Ending balance	$189,508	$12,732	$19,497	$221,737

In the first quarter of 2014, the Company paid $65 million cash to acquire a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. The acquired business expands and complements the Company’s Industrial segment. The purchase price was allocated based on estimated fair values, including $37 million of goodwill, $22 million of other identifiable intangible assets and $6 million of net tangible assets.

See note 14 for information on another business acquisition completed subsequent to the end of the third quarter.

9.	Components of other current liabilities were (in thousands):

	Sep 26,	Dec 27,
	2014	2013

Accrued self-insurance retentions	$6,993	$6,381
Accrued warranty and service liabilities	7,628	7,771
Accrued trade promotions	6,360	7,245
Payable for employee stock purchases	6,731	7,908
Customer advances and deferred revenue	9,772	11,693
Income taxes payable	2,445	4,561
Other	23,640	23,608

Total other current liabilities	$63,569	$69,167

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sep 26, 2014	Year Ended Dec 27, 2013

Balance, beginning of year	$7,771	$7,943
Assumed in business acquisition	12	-
Charged to expense	4,531	6,119
Margin on parts sales reversed	1,691	3,819
Reductions for claims settled	(6,377)	(10,110)

Balance, end of period	$7,628	$7,771

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

		Sep 26,	Dec 27,
	Level	2014	2013
Assets
Cash surrender value of life insurance	2	$13,004	$12,611
Forward exchange contracts	2	39	291

Total assets at fair value		$13,043	$12,902

Liabilities
Deferred compensation	2	$2,589	$2,296
Forward exchange contracts	2	-	-

Total liabilities at fair value		$2,589	$2,296

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $320 million as of September 26, 2014 and $320 million as of December 27, 2013. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.	In April 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. Pursuant to a March 2012 order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses while the United States Federal Trade Commission (“FTC”) considered a settlement with Graco and determined which portions of the Liquid Finishing business Graco must divest.

Subsequent to the end of the third quarter of 2014, the FTC approved a final decision and order that became effective on October 9, 2014. Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close no later than the first quarter of 2015, in compliance with the FTC’s final decision and order. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete.

The Liquid Finishing business assets are held as a cost-method investment on the Consolidated Balance Sheets. Income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received in 2014 totaled $9 million in the third quarter and $24 million year-to-date, consistent with amounts received in the comparable periods of 2013. Once the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of September 26, 2014, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26,	Sep 27,	Sep 26,	Sep 27,
	2014	2013	2014	2013

Net Sales	$68,746	$75,879	$208,208	$210,922
Operating Earnings	13,733	16,734	43,627	46,712

12.	On June 26, 2014, the Company executed an amendment to its revolving credit agreement, extending the expiration date to June 26, 2019, and increasing the amount of credit available to $500 million, a $50 million increase.

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

13.	In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2017, and permits the use of either a retrospective or a cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and has not yet selected a transition method.

14.	On October 1, 2014, the Company acquired the stock of Alco Valves Group (Alco) for £72 million cash, subject to normal post-closing purchase price adjustments. Alco is a United Kingdom (U.K.) based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Alco revenues for the most recent trailing twelve months were approximately £19 million. Results of Alco operations will be included in the Company’s Industrial segment starting from the date of acquisition.

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

Acquisition in 2012

In April 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. Pursuant to a March 2012 order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses while the United States Federal Trade Commission (“FTC”) considered a settlement with Graco and determined which portions of the Liquid Finishing business Graco must divest.

Subsequent to the end of the third quarter of 2014, the FTC approved a final decision and order that became effective on October 9, 2014. Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close no later than the first quarter of 2015, in compliance with the FTC’s final decision and order. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete.

The Liquid Finishing business assets are held as a cost-method investment on the Consolidated Balance Sheets. Income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received in 2014 totaled $9 million in the third quarter and $24 million year-to-date, consistent with amounts received in the comparable periods of 2013. Once the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of September 26, 2014, the Company evaluated its investment in Liquid Finishing and determined that there was no impairment.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 26, 2014	Sep 27, 2013	% Change	Sep 26, 2014	Sep 27, 2013	% Change

Net Sales	$302.6	$277.0	9%	$915.1	$832.1	10%
Operating Earnings	$78.9	$69.7	13%	$239.5	$216.4	11%
Net Earnings	$59.6	$56.1	6%	$176.5	$166.1	6%
Diluted Net Earnings per Common Share	$0.97	$0.89	9%	$2.85	$2.65	8%

Sales increased in all reportable segments and regions for both the quarter and the year-to-date, with double-digit percentage growth in the Americas. In Asia Pacific, a double-digit percentage increase for the quarter from the Industrial segment pushed the region to positive year-to-date sales growth. Gross margin rate for the quarter was up slightly from last year and year-to-date gross margin rate was slightly lower than last year. Operating earnings for the quarter increased 13 percent on a 9 percent increase in sales, but a higher effective income tax rate led to a smaller (6 percent) increase in net earnings.

The following table presents components of changes in sales:

Quarter
	Segment			Region			Total
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific
Volume and Price	4%	7%	6%	6%	3%	5%	6%
Acquisitions	6%	- %	- %	6%	- %	1%	3%
Currency	1%	- %	- %	- %	1%	1%	- %

Total	11%	7%	6%	12%	4%	7%	9%

Year-to-Date
	Segment			Region			Total
	Industrial	Contractor	Lubrication	Americas	EMEA	Asia Pacific
Volume and Price	5%	10%	7%	10%	5%	1%	6%
Acquisitions	5%	- %	- %	5%	- %	1%	3%
Currency	1%	- %	(1) %	(1) %	3%	- %	1%

Total	11%	10%	6%	14%	8%	2%	10%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26, 2014	Sep 27, 2013	Sep 26, 2014	Sep 27, 2013

Americas[1]	$175.2	$156.1	$518.8	$455.0
EMEA[2]	73.1	70.3	226.2	210.1
Asia Pacific	54.3	50.6	170.1	167.0

Consolidated	$302.6	$277.0	$915.1	$832.1

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Sales for the quarter increased 9 percent, including increases of 12 percent in the Americas, 4 percent in EMEA (3 percent at consistent translation rates) and 7 percent in Asia Pacific (6 percent at consistent translation rates). Year-to-date sales increased 10 percent, including increases of 14 percent in the Americas, 8 percent in EMEA (5 percent at consistent translation rates) and 2 percent in Asia Pacific. Sales from operations acquired in the fourth quarter of 2013 and the first quarter of 2014 totaled $9 million for the quarter and $26 million year-to-date, contributing 3 percentage points of growth in each of those periods.

Gross profit margin rate for the quarter was 55 percent, up slightly from the comparable period last year. Year-to-date gross margin rate was also 55 percent, slightly lower than last year due to the effects of purchase accounting, lower margins from acquired operations and changes in product mix.

Total operating expenses for the quarter were $6 million (7 percent) higher than third quarter last year. Year-to-date operating expenses were $19 million (8 percent) higher than last year. Increases for both the quarter and year-to-date are mostly due to expenses of acquired operations and spending on regional and product growth initiatives. As a percentage of sales, total operating expenses for both the quarter and year-to-date were down by one-half percentage point compared to comparable periods of last year.

Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Such dividends totaled $9 million for the quarter and $24 million year-to-date, consistent with the comparable periods of last year.

The effective income tax rate of 28 percent for the quarter was 4 percentage points higher than the comparable period last year. The increase resulted from the impacts of the federal R&D credit not being renewed for 2014 and the additional benefit from U.S. business credits in 2013. The effective year-to-date income tax rate of 29 percent was 2 percentage points higher than last year. Last year’s rate included the favorable impact of the R&D credit that was renewed in 2013 retroactive to the beginning of 2012.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26, 2014	Sep 27, 2013	Sep 26, 2014	Sep 27, 2013

Net sales (in millions)
Americas	$78.8	$69.0	$240.2	$205.4
EMEA	54.1	51.5	164.4	151.6
Asia Pacific	41.4	36.2	127.8	123.5

Total	$174.3	$156.7	$532.4	$480.5

Operating earnings as a percentage of net sales	32%	32%	32%	33%

Industrial segment sales for the quarter increased 11 percent, with increases of 14 percent in the Americas, 5 percent in EMEA (3 percent at consistent translation rates) and 15 percent in Asia Pacific. Year-to-date sales increased 11 percent, with increases of 17 percent in the Americas, 8 percent in EMEA (5 percent at consistent translation rates) and 4 percent in Asia Pacific. Results for 2014 included the operations of QED Environmental Systems, acquired at the beginning of fiscal 2014, and EcoQuip, acquired at the end of fiscal 2013. Acquired operations contributed $9 million to sales in this segment for the quarter and $26 million year-to-date (6 percentage points of growth for the quarter and 5 percentage points for the year-to-date). Year-to-date operating margin rate for the Industrial segment decreased slightly compared to last year due to lower margins on acquired operations, including the impact of non-recurring acquisition-related inventory valuation adjustments, and other investments in regional and product expansion.

Contractor
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26, 2014	Sep 27, 2013	Sep 26, 2014	Sep 27, 2013

Net sales (in millions)
Americas	$73.7	$67.1	$211.4	$188.5
EMEA	16.4	16.6	54.1	50.8
Asia Pacific	9.3	9.2	29.9	29.8

Total	$99.4	$92.9	$295.4	$269.1

Operating earnings as a percentage of net sales	23%	23%	24%	23%

Contractor segment sales for the quarter increased 7 percent, primarily from increases in the Americas. Year-to-date sales increased 10 percent with increases in the Americas and EMEA. Year-to-date operating margin rate in the Contractor segment was slightly higher than the rate last year. The favorable effects of higher sales volume and expense leverage were partially offset by unfavorable effects of product mix.

Lubrication
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 26, 2014	Sep 27, 2013	Sep 26, 2014	Sep 27, 2013

Net sales (in millions)
Americas	$22.7	$20.0	$67.1	$61.1
EMEA	2.6	2.1	7.7	7.6
Asia Pacific	3.6	5.3	12.4	13.8

Total	$28.9	$27.4	$87.2	$82.5

Operating earnings as a percentage of net sales	22%	20%	23%	21%

Lubrication segment sales increased 6 percent for both the quarter and year-to-date, mostly from increases in the Americas. Higher sales volume, improved gross margin rate and expense leverage led to a higher year-to-date operating margin rate in the Lubrication segment.

Liquidity and Capital Resources

Net cash provided by operating activities was $170 million in 2014 and $181 million in 2013. The increase in accounts receivable was $8 million higher in the first nine months of 2014 than the increase in the comparable period of 2013. Accounts receivable and inventory balances have increased since the end of 2013 due to increases in business activity. Significant uses of cash in the first nine months of 2014 included $142 million for purchases of Company common stock, $65 million for a business acquisition and $50 million of dividends paid to shareholders. Net borrowings on the Company’s revolving line of credit increased long-term debt by $100 million since the end of 2013.

On October 1, 2014, the Company used proceeds from its revolving line of credit to acquire the stock of Alco Valves Group (Alco) for £72 million cash, subject to normal post-closing purchase price adjustments. Alco is a United Kingdom (U.K.) based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Alco revenues for the most recent trailing twelve months were approximately £19 million. Results of Alco operations will be included in the Company’s Industrial segment starting from the date of acquisition.

Pursuant to a final order from the FTC that became effective on October 9, 2014, Graco must sell the Liquid Finishing business assets acquired in 2012 within 180 days of the effective date. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until a sale process is complete. The Liquid Finishing business assets are held as a cost-method investment on Graco’s balance sheet, and income is recognized based on dividends received from current earnings. Since the date of acquisition, the Company received $64 million of dividends from current earnings of the Liquid Finishing businesses, including $24 million in the first nine months of 2014. Once the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close no later than the first quarter of 2015, in compliance with the FTC’s final decision and order. Graco expects to use the proceeds from the sale of the Liquid Finishing assets for reduction of outstanding debt, ongoing share repurchases, and to make investments in strategic acquisitions that provide synergy opportunities.

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

At September 26, 2014, the Company had various lines of credit totaling $549 million, of which $335 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2014.

Outlook

We expect mid-single digit organic growth in the fourth quarter, consistent with the second half outlook announced previously. With the benefit of the three acquisitions that Graco has closed in the last year, including Alco Valves that was acquired in October, total company sales should grow at a double-digit pace in the final quarter of the year. We remain positive on the U.S. housing market and the U.S. economy, while macroeconomic conditions, ongoing geopolitical concerns and currency are expected to be a headwind in the EMEA region.

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

PART II     OTHER INFORMATION

Item 1A.        Risk Factors

Except as noted below, there have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

Divestiture - Our acquisition of the finishing businesses of ITW includes a requirement that we divest the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval.

In April 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. Pursuant to a March 2012 order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses while the United States Federal Trade Commission (“FTC”) considered a settlement with Graco and determined which portions of the Liquid Finishing business Graco must divest. Subsequent to the end of the third quarter of 2014, the FTC approved a final decision and order that became effective on October 9, 2014. Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close no later than the first quarter of 2015, in compliance with the FTC’s final decision and order. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete. We cannot be certain to what extent or when the required regulatory approval of a buyer and terms of the sale will be obtained, or whether the Company will be able to complete a divestiture in a time frame that is satisfactory to the FTC.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Jun 28, 2014 – Jul 25, 2014	189,748	$76.93	189,748	3,604,412

Jul 26, 2014 – Aug 22, 2014	200,000	$75.44	200,000	3,404,412

Aug 23, 2014 – Sep 26, 2014	240,000	$76.04	240,000	3,164,412

Item 6.    Exhibits

2.1[1]	Agreement relating to the sale and purchase of the entire issued share capital of Xamol Limited to acquire Alco Valves Group, dated as of October 1, 2014 (excluding certain schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request).

2.2	Asset Purchase Agreement, dated October 7, 2014, by and among Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 9, 2014.)

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Decision and Order by the U.S. Federal Trade Commission in the matter of Graco Inc., Illinois Tool Works Inc. and ITW Finishing LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 8, 2014.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 22, 2014.

101	Interactive Data File.

1 Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 22, 2014	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2014	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2014	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)