Form 10-K
period 2014-12-26
GRACO INC
filed 2015-02-17
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 26, 2014, or

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

Yes      No   X

The aggregate market value of 59,350,426 shares of common stock held by non-affiliates of the registrant was $4,615,089,158 as of June 27, 2014.

58,991,622 shares of common stock were outstanding as of February 3, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2015, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

Item 1. Business

Graco Inc., together with its subsidiaries (“Graco,” “us,” “we,” or “our Company”), is a multi-national manufacturing company. We design, manufacture and market equipment to pump, meter, mix and dispense a wide variety of fluids and coatings. Our equipment is used in the construction, automotive, industrial, mining, oil and natural gas, process, public works and other industries.

We classify our business into three reportable segments, each with a worldwide focus: Industrial, Contractor and Lubrication (more details below). Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K.

Each segments sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Sales in the Americas represent approximately 56 percent of our Company’s total sales. Sales in EMEA represent approximately 25 percent. Sales in Asia Pacific represent approximately 19 percent. Part II, Item 7, Results of Operations and Note B to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic markets. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

We specialize in providing equipment solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties and multiple component materials that require precise ratio control. We aim to serve niche markets, providing high customer value through product differentiation. Our products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance. We have particularly strong manufacturing and engineering capabilities.

We make significant investments in developing innovative, high quality products. We strive to grow into new geographic markets by strategically adding commercial resources and third party distribution in growing and emerging markets. We have grown our third party distribution to have specialized experience in particular end user applications. We leverage our product technologies for new applications and industries. We make targeted acquisitions, completing three acquisitions in fiscal year 2014 and three acquisitions in early fiscal year 2015. Together, these comprise our long-term growth strategies, which we coordinate and drive across our geographic regions.

Graco Inc. is a Minnesota corporation and was incorporated in 1926. For more information about our Company and our products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (“SEC”).

Manufacturing and Distribution

We manufacture a majority of our products in the United States. We manufacture some of our products in Switzerland (Industrial segment), the United Kingdom (Industrial segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments), and Romania (Industrial segment). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

For all segments, we primarily sell our equipment through third party distributors worldwide, positioned throughout our geographic regions. We also sell to selective retailers. We primarily distribute our products from our warehouses to distributors or retailers, who sell our products to end users. Outside of the United States, our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, Mexico, the P.R.C., Switzerland and the United Kingdom distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Montevideo, Uruguay reinforce our commitment to their regions.

During 2014, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services.

For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Suzhou, P.R.C.; and Brighouse, United Kingdom. The product development and engineering groups focus on new product design, product improvements, new applications for existing products and technologies for their specific customer base. Our product development efforts focus on bringing new and supplemental return-on-investment value to end users of our products. Total product development expenditures for all segments were $54 million in 2014, $51 million in 2013, and $49 million in 2012.

Our Company consistently makes significant investments in new products, and in 2014 we invested $54 million, or 4.4 percent of sales, in our product development activities. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return-on-investment to our end user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared to planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third party distribution and market acceptance by end users.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 59 percent of our total sales in 2014. It includes the Applied Fluid Technologies division, Industrial Products division and Process division. The Industrial segment makes products for industrial customers that manufacture their own products (such as appliances, vehicles, airplanes and furniture).

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

Applied Fluid Technologies

The Applied Fluid Technologies division designs and sells equipment for use by industrial customers and specialty contractors. This equipment includes two component proportioning systems that are used to spray polyurethane foam (spray foam) and polyurea coatings. Spray foam is commonly used for insulating building walls, roofs, water heaters, refrigerators, hot tubs and other items. Polyurea coatings are applied on storage tanks, pipes, roofs, truck beds, concrete and other items. We offer a complete line of pumps and proportioning equipment that sprays specialty coatings on a variety of surfaces for protection and fireproofing. This division also manufactures vapor-abrasive blasting equipment, as well as equipment that pumps, meters, mixes and dispenses sealant, adhesive and composite materials. Our advanced composite equipment includes gel coat equipment, chop and wet-out systems, resin transfer molding systems and applicators. This equipment bonds, molds, seals, vacuum encapsulates, and laminates parts and devices in a wide variety of industrial applications.

Industrial Products

The Industrial Products division makes finishing equipment that applies paint and other coatings to products such as motor vehicles, appliances, furniture and other industrial and consumer products. A majority of this division’s business is outside of North America.

This division’s products include liquid finishing equipment that applies liquids on wood, metals and plastics. This equipment includes paint circulating and paint supply pumps, paint circulating advanced control systems, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coatings depending on the viscosity of the fluid, the type of finish desired, and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds into the air. Manufacturers in the automotive, automotive feeder, commercial and recreational vehicle, military and utility vehicle, aerospace, farm, construction, wood and general metals industries use our liquid finishing products.

We make powder finishing products that coat powder finishing on metals. These products are sold under the Gema® trademark. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end users of our Gema powder finishing products include manufacturers in the construction, home appliance, automotive component and custom coater industries. We strive to provide innovative production solutions in powder coating for end users in emerging and developed markets.

Process

Our Process division makes pumps of various technologies that move chemicals, water, waste water, petroleum, food and other fluids. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and gas, electronics, waste water, mining and ceramics industries use these pumps. This division makes environmental monitoring and remediation equipment that is used to conduct ground water sampling and ground water remediation, and for landfill liquid and gas management.

In 2014, we acquired the stock of Alco Valves Group. Alco Valves Group is based in the United Kingdom and manufactures high pressure valves used in the oil and natural gas industry. Subsequent to the 2014 fiscal year-end, we acquired High Pressure Equipment (HiP) company with facilities in the United States and the United Kingdom. HiP manufactures valves, fittings and other flow control equipment for use in ultra-high pressure environments such as the oil and natural gas industry. Also subsequent to the 2014 fiscal year-end, we purchased the White Knight Fluid Handling business, which is based in the United States and makes pumps that are used in a variety of chemical applications.

Contractor Segment

The Contractor segment generated approximately 31 percent of our Company’s 2014 total sales. Through this segment, we offer sprayers that apply paint to walls and other structures. We offer several models of professional grade handheld paint sprayers. We also make sprayers that apply texture to walls and ceilings, and sprayers that apply highly viscous coatings to roofs. Contractor equipment also includes sprayers that apply markings on roads, parking lots, fields, bike paths, crosswalks and floors.

This segment’s end users are primarily professional painters in the construction and maintenance industries, tradesmen and do-it-yourselfers. Contractor products are marketed and sold in all major geographic areas. We continue to add distributors throughout the world that specialize in the sale of Contractor products. Throughout the world, we are pursuing a broad strategy of converting contractors accustomed to manually applying paint and other coatings by brush-and-roller to spray technology.

Our Contractor products are distributed primarily through distributor outlets whose main products are paint and other coatings. Contractor products are also sold through general equipment distributors outside of North America. Certain sprayers and accessories are distributed globally through the home center channel.

Lubrication Segment

The Lubrication segment represented approximately 10 percent of our Company’s sales during 2014. The bulk of the Lubrication segment’s sales comes from North America.

Through the Lubrication segment, we offer equipment for use in vehicle servicing. We supply pumps, hose reels, meters, valves and accessories for use by fast oil change facilities, service garages, fleet service centers, automobile dealerships, auto parts stores, truck builders and heavy equipment service centers.

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

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; and electronic components. The materials and components that we use are generally adequately available through multiple sources of supply. To manage cost, we source significant amounts of materials and components from outside the United States, primarily in the Asia Pacific region.

In 2014, our raw material and purchased component availability was strong, and our costs were fairly stable. We experienced price decreases in copper and rubber commodities, but had some significant increases in stainless steel, aluminum, plastics and chrome.

We endeavor to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

Intellectual Property

We own a number of patents across our segments and have patent applications pending both in the United States and in other countries, license our patents to others, and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” “Gema,” several forms of a capital “G,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

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

Environmental Protection

Our compliance with federal, state and local environmental laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 26, 2014.

Employees

As of December 26, 2014, we employed approximately 3,100 persons, excluding the employees of the held separate Liquid Finishing businesses (see below). Of this total, approximately 1,050 were employees based outside the United States, and 900 were hourly factory workers in the United States. None of our Company’s United States employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside the United States. Compliance with such agreements has no material effect on our Company or our operations.

Acquisition and Planned Divestiture of ITW Liquid Finishing Businesses

In April 2012, we purchased the finishing businesses of Illinois Tool Works Inc. (“ITW”). The acquisition included powder finishing and liquid finishing equipment operations, technologies and brands (separately, the “Powder Finishing” and “Liquid Finishing” businesses). Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. In March 2012, the United States Federal Trade Commission (“FTC”) issued an order for our Company to hold the Liquid Finishing assets separate from our other businesses. In May 2012, the FTC issued a proposed decision and order that required us to sell the held separate Liquid Finishing business assets no later than 180 days from the date the order becomes final. The FTC approved a final decision and order that became effective on October 9, 2014.

Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close in the first half of 2015. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete.

Item 1A. Risk Factors

Growth Strategies and Acquisitions – Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. Suitable acquisitions must be located, completed and effectively integrated into or added to our existing businesses or corporate structure for this growth strategy to be successful. We may not be able to obtain financing at a reasonable cost. We may be unsuccessful in acquiring and effectively integrating into or adding businesses to our current operations or corporate structure. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers and employees will react to the acquisitions that we make. If acquired businesses do not meet performance expectations, assets acquired could be subject to impairment. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make, the new products that we develop and the channel expansions that we make.

Divestiture - Our acquisition of the finishing businesses of ITW includes a requirement that we divest the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval.

In April 2012, we completed our purchase of the finishing businesses of ITW. The acquisition included Powder Finishing and Liquid Finishing equipment operations, technologies and brands. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. Pursuant to a March 2012 order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses while the FTC considered a settlement with Graco and determined which portions of the Liquid Finishing business Graco must divest. The FTC approved a final decision and order on October 6, 2014, which became effective on October 9, 2014. Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close in the first half of 2015. Nonetheless, we cannot be certain to what extent or when the required regulatory approval of a buyer and terms of the sale will be obtained, or whether the Company will be able to complete a divestiture in a time frame that is satisfactory to the FTC. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete.

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

Currency – Changes in currency translation rates could adversely impact our revenue and earnings.

Changes in exchange rates will impact our reported sales and earnings. A majority of our manufacturing and cost structure is based in the United States. In addition, decreased value of local currency may make it difficult for some of our distributors to purchase products.

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

Bribery, corruption and trade laws and regulations, and enforcement thereof, is increasing in frequency, complexity and severity on a global basis. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties and reputational damage.

Intellectual Property – Demand for our products may be affected by new entrants who copy our products and/or infringe on our intellectual property.

From time to time, we have been faced with instances where competitors have infringed or improperly used our intellectual property and/or taken advantage of our design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors who copy our products are becoming more prevalent in Asia. If we are unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow.

Foreign Operations – Conducting business internationally exposes our Company to risks that could harm our business.

In 2014, approximately 53 percent of our sales were generated by customers located outside the United States. We are increasing our presence in advancing economies. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements, international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions), protection of our proprietary technology in certain countries, potentially burdensome taxes, potential difficulties staffing and managing local operations, and changes in exchange rates.

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

Security breaches or intrusion into our information systems, and the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks may adversely affect our business. Security breaches or intrusion into the systems or data of the third parties with whom we conduct business may also harm our business.

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

Our business may be affected by fluctuations in residential, commercial and institutional building and remodeling activity. Changes in construction materials and techniques may also impact our business. Our business may also be affected by fluctuations of activity in the automotive industry.

Natural Disasters – Our operations are at risk of damage or destruction by natural disasters or fire.

The loss of, or substantial damage to, one of our facilities could make it difficult to supply our customers with product and provide our employees with work. Flooding, tornadoes, typhoons, unusually heavy precipitation, earthquakes or fire could adversely impact our operations.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 17, 2015, is set forth in the chart below. Facilities are used by all segments, unless otherwise noted.

Facility	Owned or Leased	Square Footage	Facility Activities
North America
Dunnville, Ontario, Canada	Leased	3,200	Manufacturing for Industrial segment
Guelph, Ontario, Canada	Leased	3,300	Warehouse and office for Industrial segment
Tlalnepantla, State of Mexico, Mexico	Leased	4,000	Manufacturing, warehouse and office for Industrial segment
San Leandro, California, United States	Leased	12,100	Manufacturing, warehouse and office for Industrial segment
Indianapolis, Indiana, United States	Owned	63,500	Warehouse, office, product development and application laboratory for Industrial segment
Dexter, Michigan, United States	Leased	31,300	Manufacturing, warehouse, office and product development for Industrial segment
Minneapolis, Minnesota, United States	Owned	142,000	Corporate office; office and product development for Industrial segment
Minneapolis, Minnesota, United States	Owned	42,000	Corporate office
Minneapolis, Minnesota, United States	Owned	405,000	Manufacturing, warehouse and office for Industrial segment
Minneapolis, Minnesota, United States	Owned	86,700	Warehouse and assembly for Industrial segment
Anoka, Minnesota, United States	Owned	207,000	Manufacturing, warehouse, office and product development for Lubrication segment
Rogers, Minnesota, United States	Owned	333,000	Manufacturing, office and product development for Contractor segment

Rogers, Minnesota, United States	Leased	227,100	Warehouse and office
North Canton, Ohio, United States	Owned	132,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
Erie, Pennsylvania, United States	Leased	43,000	Manufacturing, warehouse, office and product development for Industrial segment
Sioux Falls, South Dakota, United States	Owned	149,000	Manufacturing and office for Industrial and Contractor segment spray guns and accessories
Houston, Texas, United States	Leased	4,500	Warehouse and office for Industrial segment
Kamas, Utah, United States	Leased	20,000	Manufacturing and office for Industrial segment
Chesapeake, Virginia, United States	Leased	9,600	Manufacturing and office for Industrial segment
Chesapeake, Virginia, United States	Leased	3,300	Warehouse for Industrial segment

South America
Porto Alegre, Rio Grande do Sul, Brazil	Leased	4,000	Manufacturing, office and product development for Industrial segment
Porto Alegre, Rio Grande do Sul, Brazil	Leased	2,900	Manufacturing and warehouse for Industrial segment
Uruguay Free Zone, Montevideo, Uruguay	Leased	1,800	Office

Europe
Maasmechelen, Belgium	Owned	175,000	Warehouse, office and assembly; European training, testing and education center
Valence, France	Leased	3,900	Office for Industrial segment
Rödermark, Germany	Leased	8,600	Warehouse and office for Industrial segment
Milan, Italy	Leased	7,500	Office and warehouse for Industrial segment
Sibiu, Romania	Leased	31,000	Manufacturing for Industrial segment
St. Gallen, Switzerland	Owned	78,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
St. Gallen, Switzerland	Leased	9,000	Manufacturing for Industrial segment
Poole, Dorset, United Kingdom	Leased	3,500	Office and warehouse for Industrial segment
Denton, Manchester, United Kingdom	Leased	2,500	Manufacturing, warehouse and office for Industrial segment

Stoke-on-Trent, Staffordshire, United Kingdom	Leased	7,300	Manufacturing, warehouse, office and product development for Industrial segment
Brighouse, West Yorkshire, United Kingdom	Leased	18,000	Manufacturing, warehouse, office and product development for Industrial segment
Brighouse, West Yorkshire, United Kingdom	Leased	10,800	Manufacturing, warehouse and office for Industrial segment
Brighouse, West Yorkshire, United Kingdom	Leased	6,000	Warehouse for Industrial segment

Asia Pacific
Bundoora, Australia	Leased	2,500	Office
Derrimut, Australia	Leased	7,500	Warehouse
Shanghai, P.R.C.	Leased	29,400	Office; Asia Pacific training, testing and education center
Shanghai Waiqaoqiao Pilot Free Trade Zone, P.R.C.	Leased	30,700	Warehouse
Shanghai, P.R.C.	Leased	27,000	Office and warehouse for Industrial segment
Suzhou, P.R.C.	Owned	79,000	Manufacturing, warehouse, office and product development
Yokohama, Japan	Leased	18,500	Office
Boon Lay Way, Singapore	Leased	2,100	Warehouse and office for Industrial segment
Anyang, South Korea	Leased	5,100	Office
Gwangjoo, South Korea	Leased	10,700	Warehouse

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 17, 2015:

Patrick J. McHale, 53, is President and Chief Executive Officer, a position he has held since June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 56, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 50, was elected Vice President, Corporate Controller and Information Systems on December 6, 2013. She has also served as the Company’s principal accounting officer since September 2007. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 54, is Vice President and General Manager, Process Division, a position he has held since January 2013. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 58, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

James A. Graner, 70, became Chief Financial Officer in September 2005, a position he held in conjunction with Treasurer from September 2005 to June 2011. He served as Vice President and Controller from March 1994 to September 2005. He was Treasurer from May 1993 through February 1994. Prior to becoming Treasurer, he held various managerial positions in the treasury, accounting and information systems departments. He joined the Company in 1974. Mr. Graner has announced his intention to retire in 2015.

Dale D. Johnson, 60, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment division and the Industrial Equipment division. He joined the Company in 1976.

Jeffrey P. Johnson, 55, became Vice President and General Manager, EMEA in January 2013. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 59, became Executive Vice President, Industrial Products Division in April 2012. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 54, is Vice President and General Manager, South and Central America, a position he has held since January 2013. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he

worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. He joined the Company in 1985.

Peter J. O’Shea, 50, became Vice President and General Manager, Asia Pacific in January 2013. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Charles L. Rescorla, 63, was elected Vice President, Corporate Manufacturing, Distribution Operations and Corporate Development on December 6, 2013. From June 2011 to December 2013, he was Vice President, Corporate Manufacturing, Information Systems and Distribution Operations. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President and General Manager, Industrial/Automotive Equipment Division. Prior to April 2001, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 41, became Vice President and Treasurer in June 2011. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 50, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. He joined the Company in 1995.

Brian J. Zumbolo, 45, became Vice President and General Manager, Lubrication Equipment Division in August 2007. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

Except as otherwise noted above, the Board of Directors elected or re-elected the above executive officers to their current positions on December 7, 2012, effective January 1, 2013.

PART II

Item 5. Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 3, 2015, the share price was $71.65 and there were 58,991,622 shares outstanding and 2,788 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 78,000 beneficial owners.

High and low sales prices for the Company’s common stock and dividends declared for each quarterly period in the past two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Stock price per share
High	$78.97	$77.82	$79.88	$81.93
Low	65.18	70.39	72.29	67.06
Dividends declared per share	0.28	0.28	0.28	0.30

2013
Stock price per share
High	$59.81	$65.43	$74.70	$79.66
Low	52.45	53.90	62.84	72.39
Dividends declared per share	0.25	0.25	0.25	0.28

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones US Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 25, 2009, and all dividends were reinvested).

	2009	2010	2011	2012	2013	2014
Dow Jones US Industrial Machinery	100	136	129	158	231	228
S&P 500	100	115	117	136	180	205
Graco Inc.	100	135	143	181	281	299

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 27, 2014 - Oct 24, 2014	277,035	$71.11	277,035	2,887,377

Oct 25, 2014 - Nov 21, 2014	200,000	$78.52	200,000	2,687,377

Nov 22, 2014 - Dec 26, 2014	230,000	$79.59	230,000	2,457,377

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2014	2013	2012	2011	2010
Net sales	$1,221,130	$1,104,024	$1,012,456	$895,283	$744,065
Net earnings	225,573	210,822	149,126	142,328	102,840
Per common share
Basic net earnings	$3.75	$3.44	$2.47	$2.36	$1.71
Diluted net earnings	3.65	3.36	2.42	2.32	1.69
Cash dividends declared	1.13	1.03	0.93	0.86	0.81

Total assets	$1,544,778	$1,327,228	$1,321,734	$874,309	$530,474
Long-term debt (including current portion)	615,000	408,370	556,480	300,000	70,255

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:

•	Overview
•	Acquisition and Planned Divestiture
•	Results of Operations
•	Segment Results
•	Financial Condition and Cash Flow
•	Critical Accounting Estimates
•	Recent Accounting Pronouncements

Overview

Graco designs, manufactures and markets systems and equipment to pump, meter, mix and dispense a wide variety of fluids and coatings. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end users. More than half of our sales are outside of the United States. Graco’s business is classified by management into three reportable segments, each responsible for product development, manufacturing, marketing and sales of their products.

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth. We continued to develop new products in each operating division including products that are expected to drive incremental sales growth, such as the development of equipment for packaging applications as well as continued refresh and upgrades of existing product lines.

In January 2014, the Company paid $65 million cash to acquire QED Environmental Systems, a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. Results of operations are included in the Company’s Industrial segment starting from the date of acquisition.

In October 2014, we acquired the stock of Alco Valves Group (“Alco”) for £72 million cash. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Results of Alco operations are included in the Company’s Industrial segment starting from the date of acquisition.

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. Our primary manufacturing facilities are in the United States and Switzerland, and our primary distribution facilities are located in the United States, Belgium, Switzerland, United Kingdom, P.R.C., Japan, Korea and Australia.

Acquisition and Planned Divestiture of ITW Liquid Finishing Businesses

In April 2012, we purchased the finishing businesses of ITW. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. In March 2012, the FTC issued an order to hold the Liquid Finishing assets separate from our other businesses. In May 2012, the FTC issued a proposed decision and order that required us to sell the held separate Liquid Finishing business assets no later than 180 days from the date the order becomes final. The FTC approved a final decision and order that became effective on October 9, 2014.

Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close in the first half of 2015, in compliance with the FTC’s final decision and order. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete.

Under terms of the hold separate order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, we have determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary and that they should not be consolidated. Furthermore, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, our investment in the shares of the Liquid Finishing businesses has been reflected as a cost-method investment on our Consolidated Balance Sheets as of December 26, 2014 and December 27, 2013, and their results of operations have not been consolidated with those of the Company. As a cost-method investment, income is recognized based on dividends received from current earnings of Liquid Finishing. Dividends of $28 million received in 2014, $28 million received in 2013 and $12 million received in 2012 are included in other expense (income) on the Consolidated Statements of Earnings. We evaluate our cost-method investment for other-than-temporary impairment at each reporting period. As of December 26, 2014, we evaluated our investment in the Liquid Finishing businesses and determined that there was no impairment.

Results of Operations

Net sales, operating earnings, net earnings and earnings per share were as follows (in millions except per share amounts):

	2014	2013	2012
Net Sales	$1,221	$1,104	$1,012
Operating Earnings	309	280	225
Net Earnings	226	211	149
Diluted Net Earnings per Common Share	$3.65	$3.36	$2.42

2014 Summary:

•	Net sales grew by 11 percent, representing growth in all reportable segments and regions, including double digit growth in the Americas.
•	Sales from acquired operations totaled $41 million for 2014, contributing 4 percentage points of the growth for the year.
•	Changes in currency translation rates reduced sales and net earnings by approximately $3 million and $2 million, respectively.
•	Gross profit margin, expressed as a percentage of sales, was 55 percent for the year, slightly lower than 2013 due to the effects of purchase accounting ($2.5 million) and lower margins from acquired operations.
•	Investment in new product development was $54 million or 4 percent of sales in 2014.
•	Operating expenses increased $30 million over 2013; approximately 75 percent of the increase relates to acquired operations and spending on regional and product growth initiatives.
•	Operating earnings were consistent in 2014 and 2013 at 25 percent of sales.
•	Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Dividends for 2014 and 2013 were $28 million in each year.
•	The effective tax rate was 28 1⁄2 percent, up from 27 percent in 2013. The effective rate was lower in 2013 primarily because it included two years of federal R&D credit as the credit was reinstated in the first quarter of 2013 retroactive to the beginning of 2012.
•	Cash flows from operations totaled $241 million, compared to $243 million in the prior year; increases in accounts receivable and inventories were in line with volume growth.
•	Long-term debt was $615 million at December 26, 2014, compared to $408 million at December 27, 2013.
•	Dividends paid totaled $66 million in 2014.
•	The Company repurchased $195 million of its stock in 2014 compared to $68 million in 2013.

2013 Summary:

•	Net sales grew by 9 percent, including increases of 11 percent in the Americas, 10 percent in EMEA and 3 percent in Asia Pacific. Sales in the Industrial segment grew by 8 percent; sales in the Contractor segment grew by 15 percent and sales in the Lubrication segment decreased by 1 percent.
•	First quarter 2013 sales from Powder Finishing operations acquired in April 2012 contributed approximately 3 percentage points to full-year 2013 sales growth.
•	Changes in currency translation rates did not have a significant impact on sales or earnings in 2013.
•	Gross profit margin as a percentage of sales increased to 55 percent from 54 percent. The effects of realized price increases and higher production volume offset the unfavorable effect of changes in product mix, including the effect of increased Powder Finishing equipment and Contractor segment sales. In 2012, non-recurring purchase accounting effects reduced gross margin for the year by approximately 1 percentage point.
•	Investment in new product development was $51 million or 5 percent of sales in 2013.

•	Total operating expenses increased $2 million over 2012, with increases in product development and selling and marketing activities largely offset by decreases in general and administrative expenses, including a $14 million decrease in acquisition and divestiture costs.
•	Operating earnings were 25 percent of sales in 2013 as compared to 22 percent in 2012.
•	Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. Dividends for 2013 and 2012 totaled $28 million and $12 million, respectively.
•	The effective tax rate was 27 percent, down from 31 percent in 2012. The lower rate for 2013 reflected the effects of higher after-tax dividend income received from the Liquid Finishing businesses and the federal R&D credit that was renewed in 2013, effective retroactive to the beginning of 2012. There was no R&D credit recognized in 2012.
•	Cash flows from operations grew to $243 million compared to $190 million in the prior year, with increases in working capital in line with volume growth.
•	Long-term debt was $408 million at December 27, 2013, compared to $556 million at December 28, 2012.
•	Dividends paid totaled $61 million in 2013.
•	The Company repurchased $68 million of its stock in 2013 compared to $1 million in 2012.

The following table presents net sales by geographic region (in millions):

	2014	2013	2012
Americas[1]	$684	$595	$536
EMEA[2]	305	283	257
Asia Pacific	232	226	219

Total	$1,221	$1,104	$1,012

[1]	North, South and Central America, including the United States. Sales in the United States were $577 million in 2014, $498 million in 2013 and $441 million in 2012.
[2]	Europe, Middle East and Africa

In 2014, sales in the Americas increased by 15 percent in total, with increases of 18 percent in the Industrial segment, 12 percent in the Contractor segment and 13 percent in the Lubrication segment as compared to the prior year. Sales from acquired operations totaled $32 million in the Americas, contributing 6 percentage points of growth. All of the growth from acquisitions is included the Industrial segment. Excluding acquisitions the Industrial segment grew by 7 percent in the region, with strength broadly across industrial end user markets and successful new product launches. The Contractor segment continues to benefit from the recovery of the U.S. housing and construction markets. Sales in the Lubrication segment reflected double digit growth in both vehicle service applications and industrial lubrication customers.

In 2014, sales in EMEA increased by 8 percent (7 percent at consistent translation rates). Sales in the Industrial segment increased by 9 percent (8 percent at consistent translation rates). Sales increased by 5 percent in the Contractor segment (4 percent at consistent translation rates) and decreased by 1 percent in the Lubrication segment (2 percent at consistent translation rates). Growth in EMEA came primarily from the developed economies in the West. The emerging markets increased slightly over 2013, with gains in Eastern Europe and the Middle East, partially offset by declines in Russia.

In 2014, sales in Asia Pacific grew by 3 percent. Sales increased by 3 percent in the Industrial segment (4 percent at consistent translation rates). Sales in the Contractor segment decreased by 3 percent (4 percent at consistent translation rates) and sales in the Lubrication segment decreased by 7 percent (4 percent at consistent translation rates). China grew by 3 1⁄2 percent, with good growth in the automotive industry. However, we continue to see lack of growth in a number of other markets throughout the region and continue to see variability in bookings and billings by country and product line.

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

In 2013, sales in EMEA increased by 10 percent (8 percent at consistent translation rates). Sales in the Industrial segment increased by 12 percent (9 percent at consistent translation rates). Sales increased by 4 percent in the Contractor segment (2 percent at consistent translation rates) and increased by 14 percent in the Lubrication segment (12 percent at consistent translation rates). We saw growth during 2013 in the emerging markets of EMEA, though end-markets in many industries remained weak in Western Europe throughout much of the year.

In 2013, sales in Asia Pacific grew by 3 percent (5 percent at consistent translation rates). Sales increased by 7 percent in the Industrial segment (10 percent at consistent translation rates). Sales in the Contractor segment decreased by 4 percent (3 percent at consistent translation rates) and sales in the Lubrication segment decreased by 13 percent (10 percent at consistent translation rates). Industrial project activity was strong in the fourth quarter, which brought the Industrial segment back to modest growth for the year. However, we saw lack of growth in a number of end user markets throughout Asia Pacific, including shipyards, container manufacturing, heavy machinery, general manufacturing, housing, paint and mining.

The following table presents components of net sales change:

2014
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	6%	10%	9%	10%	5%	2%	7%
Acquisitions	6%	- %	- %	6%	2%	2%	4%
Currency	- %	- %	(1)%	(1)%	1%	(1)%	- %

Total	12%	10%	8%	15%	8%	3%	11%

2013
	Segment			Region
	Industrial	Contractor	Lubrication	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	3%	14%	- %	10%	2%	1%	6%
Acquisitions	5%	- %	- %	1%	6%	4%	3%
Currency	- %	1%	(1)%	- %	2%	(2)%	- %

Total	8%	15%	(1)%	11%	10%	3%	9%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2014	2013	2012
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	45.4	45.0	45.6

Gross profit	54.6	55.0	54.4
Product development	4.4	4.7	4.8
Selling, marketing and distribution	16.0	16.1	16.2
General and administrative	8.9	8.9	11.2

Operating earnings	25.3	25.3	22.2
Interest expense	1.5	1.6	1.9
Other expense (income), net	(2.0)	(2.5)	(1.1)

Earnings before income taxes	25.8	26.2	21.4
Income taxes	7.3	7.1	6.7

Net Earnings	18.5%	19.1%	14.7%

2014 Compared to 2013

Operating earnings as a percentage of sales were 25 percent in 2014, consistent with 2013. The impact of purchase accounting, acquisition and divestiture costs, and spending on regional and product expansion offset the improvement in operating expense leverage from higher sales.

Gross profit margin as a percentage of sales decreased approximately one-half percentage point from 2013. Acquisitions negatively impacted the margin rate in 2014, decreasing the rate by 0.2 percentage point for purchase accounting, and 0.3 percentage point for lower margins in the acquired businesses. The favorable effect of realized price increases and higher production volume offset the unfavorable effect of changes in product mix.

Operating expenses for 2014 increased $30 million. The increase included $15 million from acquired operations, $8 million from regional and product expansion initiatives and a $2 million increase in divestiture and acquisition costs. Product development spending increased $3 million (including approximately $1 million from acquired operations), and represents 4 percent of sales, down slightly from 2013.

Interest expense was $19 million in 2014, compared to $18 million in 2013. Other expense (income) included dividends received from the Liquid Finishing businesses that are held separate from the Company’s other businesses. These dividends totaled $28 million for the year, consistent with 2013.

The effective income tax rate was 28  1⁄2 percent in 2014, compared to 27 percent in 2013. Last year’s effective rate was lower primarily because it included two years of federal R&D credit as the credit was reinstated in the first quarter of 2013 retroactive to the beginning of 2012.

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

Segment Results

The following table presents net sales and operating earnings by business segment (in millions):

	2014	2013	2012
Sales
Industrial	$727	$652	$603
Contractor	376	343	299
Lubrication	118	109	110

Total	$1,221	$1,104	$1,012

Operating Earnings
Industrial	$225	$211	$186
Contractor	82	72	54
Lubrication	26	23	23
Unallocated corporate	(24)	(26)	(38)

Total	$309	$280	$225

Management looks at economic and financial indicators relevant to each segment and geography to gauge the business environment, as noted in the discussion below for each segment.

Industrial

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2014	2013	2012
Sales
Americas	$327	$276	$261
EMEA	224	206	184
Asia Pacific	176	170	158

Total	$727	$652	$603

Components of Net Sales Change
Volume and Price	6%	3%	3%
Acquisitions	6%	5%	19%
Currency	- %	- %	(2)%

Total	12%	8%	20%

Operating Earnings as a Percentage of Sales	31%	32%	31%

In 2014, sales in the Industrial segment totaled $727 million, an increase of 12 percent from the prior year. Sales for the year increased 18 percent in the Americas, 9 percent in EMEA and 3 percent in Asia Pacific. Results for 2014 included the operations of EcoQuip, acquired at the end of 2013, QED Environmental Systems, acquired at the beginning of fiscal 2014, and Alco, acquired at the beginning of the fourth quarter. Acquired operations contributed $41 million (6 percentage points of growth) in the Industrial segment for the year.

Operating margin rates for 2014 decreased by 1 percentage point compared to last year due to lower margins on acquired operations, including the impact of acquisition-related inventory valuation adjustments, acquisition expense and spending on regional and product expansion.

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

In this segment, sales in each geographic region are significant and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates, automobile production, building construction and the level of the U.S. dollar versus the euro, the Swiss franc, the Canadian dollar, the Australian dollar and various Asian currencies.

Contractor

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2014	2013	2012
Sales
Americas	$265	$237	$194
EMEA	71	67	64
Asia Pacific	40	39	41

Total	$376	$343	$299

Components of Net Sales Change
Volume and Price	10%	14%	4%
Currency	- %	1%	(1)%

Total	10%	15%	3%

Operating Earnings as a Percentage of Sales	22%	21%	18%

Sales in the Contractor segment increased 10 percent for the year, which included increases of 12 percent in the Americas, 5 percent in EMEA and 3 percent in Asia Pacific. The growth in the Contractor segment was led by the Americas, which continued to benefit from the recovery of the U.S. housing and construction markets.

Operating earnings as a percentage of sales were 22 percent, up 1 percentage point from 2013. Higher sales and the leverage on expenses drove improvements in operating earnings in the Contractor Segment.

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

Lubrication

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Lubrication segment (dollars in millions):

	2014	2013	2012
Sales
Americas	$92	$82	$81
EMEA	10	10	9
Asia Pacific	16	17	20

Total	$118	$109	$110

Components of Net Sales Change
Volume and Price	9%	- %	8%
Currency	(1)%	(1)%	(1)%

Total	8%	(1)%	7%

Operating Earnings as a Percentage of Sales	22%	21%	20%

In 2014, sales in the Lubrication segment increased by 8 percent for the year. Sales increased 13 percent in the Americas, decreased 1 percent in EMEA and 7 percent in Asia Pacific.

Operating earnings increased by 1 percentage point in 2014. Higher sales volume and expense leverage led to higher operating margin in the Lubrication segment.

In 2013, sales in the Lubrication segment decreased by 1 percentage point compared to 2012. By geography, sales were flat in the Americas, increased 14 percent in EMEA, and decreased 13 percent in Asia Pacific.

Although the Americas represent the substantial majority of sales for the Lubrication segment, and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production and mining activity worldwide.

Unallocated corporate

(in millions)

	2014	2013	2012
Unallocated corporate (expense)	$(24)	$(26)	$(38)

Unallocated corporate includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, certain portions of pension expense, and in 2014, central warehouse startup expenses. In 2014, unallocated corporate expenses included $17 million of stock compensation expense, $3 million of acquisition and divestiture costs, and $2 1⁄2 million of contributions to the Company’s charitable foundation, and $1  1⁄2 million related to the new central warehouse. In 2013, unallocated corporate included $16 million of stock compensation, $6 million related to the non-service cost portion of pension expense, $2 million related to acquisition/divestiture activities, and $2 million of contributions to the Company’s charitable foundation.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2014	2013
Working capital	$685	$624
Current ratio	4.9	4.7
Days of sales in receivables outstanding	64	60
Inventory turnover (LIFO)	3.8	3.8

Accounts receivable and inventory balances increased in both 2014 and 2013 due to increases in business activity.

Changes in receivables and inventories increased in line with volume growth.

Capital Structure. At December 26, 2014, the Company’s capital structure included current notes payable of $5 million, long-term debt of $615 million and shareholders’ equity of $596 million. At December 27, 2013, the Company’s capital structure included current notes payable of $10 million, long-term debt of $408 million and shareholders’ equity of $634 million.

Shareholders’ equity decreased by $38 million in 2014. The decreases in shareholders’ equity include $195 million of shares repurchased, $67 million of dividends declared, and decreases of $54 million in other comprehensive income (loss) due to pension and post-retirement medical liability adjustments and foreign currency translation. The decreases in shareholders’ equity were offset by current year earnings of $226 million and $30 million for shares issued.

Liquidity and Capital Resources. The Company had cash totaling $24 million at December 26, 2014 and $20 million at December 27, 2013, held in deposit accounts.

In January 2014, the Company paid $65 million cash to acquire QED Environmental Systems, a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. The acquired business will expand and complement the Company’s Industrial segment.

On June 26, 2014, the Company executed an amendment to its revolving credit agreement, extending the expiration date to June 26, 2019, and increasing the amount of credit available to $500 million, a $50 million increase. The credit facility is with a syndicate of lenders and is available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

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

On October 1, 2014, the Company used proceeds from its revolving line of credit to acquire the stock of Alco Valves Group for £72 million cash, subject to normal post-closing purchase price adjustments. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Alco revenues for the most recent trailing twelve months were approximately £19 million. Results of Alco operations have been included in the Company’s Industrial segment starting from the date of acquisition.

Pursuant to a final order from the FTC that became effective on October 9, 2014, Graco must sell the Liquid Finishing business assets acquired in 2012 within 180 days of the effective date. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until a sale process is complete. The Liquid Finishing business assets are held as a cost-method investment on Graco’s balance sheet, and income is recognized based on dividends received from current earnings. Since the date of acquisition, the Company received $68 million of dividends from current earnings of the Liquid Finishing businesses, including $28 million in 2014. Once the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close in the first half of 2015, in compliance with the FTC’s final decision and order. Graco expects to use the proceeds from the sale of the Liquid Finishing assets for reduction of outstanding debt, ongoing share repurchases, and to make investments in strategic acquisitions that provide synergistic opportunities.

On December 26, 2014, the Company had $550 million in lines of credit, including the $500 million revolving credit agreement noted above, of which $200 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2015, including its capital expenditure plan of approximately $35 million, planned dividends (estimated at $70 million) and acquisitions. In January 2015, the Company used proceeds from its revolving line of credit to acquire High Pressure Equipment Holdings, LLC (HiP) for $160 million. The Company completed two additional business acquisitions in January 2015, for cash consideration totaling approximately $20 million. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2014, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $1.10 to $1.20 per share, a 9 percent increase.

Cash Flow. A summary of cash flow follows (in millions):

	2014	2013	2012
Operating Activities	$241	$243	$190
Investing Activities	(217)	(31)	(695)
Financing Activities	(23)	(226)	233
Effect of exchange rates on cash	3	3	-

Net cash provided (used)	4	(11)	(272)

Cash and cash equivalents at year-end	$24	$20	$31

Cash Flows From Operating Activities. Net cash provided by operating activities was $241 million in 2014 and $243 million in 2013. The increase in accounts receivable and inventories was $20 million higher in 2014 than the increase in the comparable period of 2013. Accounts receivable and inventory balances have increased since the end of 2013 due to increases in business activity.

Net cash provided by operating activities was $243 million in 2013 and $190 million in 2012. During 2013, changes in receivables and inventories increased in line with volume growth. Net cash provided by operating activities in 2013 was driven by net income of $211 million and adjustments for depreciation and amortization and share-based compensation.

Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $217 million in 2014, compared to $31 million in 2013. During 2014, cash outflows consisted of acquisitions of $185 million and additions to property, plant and equipment of $31 million. During 2013, cash used in investing activities was $31 million compared to $695 million in 2012. During 2013, cash outflows consisted of $23 million of additions to property, plant and equipment, and business acquisitions of $12 million.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $24 million in 2014, compared to $226 million in 2013. Cash inflows were generated by borrowings on outstanding lines of credit of $202 million and share issuances of $30 million. This was offset by share repurchases of $195 million and dividends paid of $66 million. During 2013, cash used in financing activities was $226 million. Net payments on outstanding lines of credit were $148 million, share repurchases totaled $68 million and cash dividends paid were $61 million in 2013. These cash uses were offset by the issuance of stock of $42 million.

In September 2012, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization will expire on September 30, 2015. Under the current authorization, 2.5 million shares remain available for purchase as of December 26, 2014.

The Company repurchased and retired 2.6 million shares at a cost of $195 million in 2014, compared to repurchasing nearly 1 million shares at a cost of $68 million in 2013 and $1 million of share repurchases in 2012. Share repurchases are expected to continue in 2015 with a goal of weighted average dilutive shares outstanding at or below 60 million shares.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 26, 2014, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 26, 2014. The Company has also guaranteed the debt of its subsidiaries up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$615	$-	$-	$390	$225
Operating leases	29	6	9	6	8
Purchase obligations[1]	112	112	-	-	-
Interest on long-term debt	125	18	37	30	40
Unfunded pension and postretirement medical benefits[2]	30	2	5	6	17

Total	$911	$138	$51	$432	$290

[1]	The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

[2]	The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance.

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

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performs impairment reviews for the Company’s reporting units using a fair-value method based on management’s judgments and assumptions. The Company estimates the fair value of the reporting units by an allocation of market capitalization value, cross-checked by a present value of future cash flows calculation. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Based on our most recent goodwill impairment assessment performed during the fourth quarter of 2014, the fair value of each reporting unit significantly exceeded its carrying value, except for the businesses acquired in 2014. The fair value of those businesses still exceeded their carrying value, and the results related to the analyses for those businesses are in line with management’s expectations given the recent date of appraisal and purchase price allocation. Accordingly, step two of the impairment analysis was not required.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company changed its investment return assumption for its U.S. plan to 7.8 percent for 2015. Mortality rates are based on current common group mortality tables for males and females.

Net pension cost in 2014 was $7 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 26, 2014, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(29)	$2
Expected return on assets	-	1

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2017, and permits the use of either a retrospective or cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and has not yet selected a transition method.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 26, 2014, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2014, changes in currency translation rates reduced sales and earnings by approximately $3 million and $2 million, respectively. Changes in translation rates had no significant effect on 2013 net sales or earnings. In 2012, the effect of the stronger U.S. dollar compared to other currencies (primarily the euro) resulted in a decrease in sales and net earnings of approximately $15 million and $5 million, respectively.

2015 Outlook

Worldwide demand levels were resilient throughout 2014. We expect demand levels in 2015 will continue to be supportive of growth in every reportable segment and geography, although currency fluctuations and ongoing geopolitical instability remain a concern. Our long-term growth initiatives continue to be our priority, providing a cornerstone for our mid-single digit organic growth expectations for the first quarter and full year 2015. Acquisitions completed in recent months are expected to add approximately 5 percentage points to the Company’s sales growth in 2015 and provide earnings accretion of 13 to 15 cents per share for the full year before purchase accounting and transaction costs. At current exchange rates, unfavorable movement in foreign currencies would be a headwind of approximately 4 percent on sales and 10 percent on earnings in 2015.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2014 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; whether we are able to effectively complete a divestiture of the acquired Liquid Finishing businesses, which has not been completed and remains subject to FTC approval; economic conditions in the United States and other major world economies; changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; political instability; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction and automotive industries; and natural disasters. Please refer to Item 1A of this Annual Report on Form 10-K for fiscal year 2014 for a more comprehensive discussion of these and other risk factors. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 26, 2014.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 26, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 26, 2014, of the Company and our report dated February 17, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Graco Inc.

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 26, 2014 and December 27, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 26, 2014 and December 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 17, 2015

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands except per share amounts)

	Years Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Net Sales	$1,221,130	$1,104,024	$1,012,456
Cost of products sold	554,394	496,569	461,926

Gross Profit	666,736	607,455	550,530
Product development	54,246	51,428	48,921
Selling, marketing and distribution	194,751	177,853	163,523
General and administrative	108,814	98,405	113,409

Operating Earnings	308,925	279,769	224,677
Interest expense	18,733	18,147	19,273
Other expense (income), net	(24,881)	(27,200)	(11,922)

Earnings Before Income Taxes	315,073	288,822	217,326
Income taxes	89,500	78,000	68,200

Net Earnings	$225,573	$210,822	$149,126

Basic Net Earnings per Common Share	$3.75	$3.44	$2.47

Diluted Net Earnings per Common Share	$3.65	$3.36	$2.42

Cash Dividends Declared per Common Share	$1.13	$1.03	$0.93

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Net Earnings	$225,573	$210,822	$149,126
Other comprehensive income (loss)
Cumulative translation adjustment	(27,935)	7,812	(3,206)
Pension and postretirement medical liability adjustment	(39,164)	46,955	(6,171)
Income taxes
Pension and postretirement medical liability adjustment	12,712	(17,371)	2,113

Other comprehensive income (loss)	(54,387)	37,396	(7,264)

Comprehensive Income	$171,186	$248,218	$141,862

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 26,	December 27,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$23,656	$19,756
Accounts receivable, less allowances of $8,100 and $6,300	214,944	183,293
Inventories	159,797	133,787
Deferred income taxes	19,969	18,827
Investment in businesses held separate	421,767	422,297
Other current assets	19,374	14,633

Total current assets	859,507	792,593
Property, Plant and Equipment, net	161,230	151,717
Goodwill	292,574	189,967
Other Intangible Assets, net	176,278	147,940
Deferred Income Taxes	28,982	20,366
Other Assets	26,207	24,645

Total Assets	$1,544,778	$1,327,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$5,016	$9,584
Trade accounts payable	39,306	34,282
Salaries and incentives	40,775	38,939
Dividends payable	17,790	16,881
Other current liabilities	71,593	69,167

Total current liabilities	174,480	168,853

Long-term Debt	615,000	408,370
Retirement Benefits and Deferred Compensation	136,812	94,705
Deferred Income Taxes	22,454	20,935
Commitments and Contingencies (Note K)

Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 59,198,527 and 61,003,203 shares outstanding in 2014 and 2013	59,199	61,003
Additional paid-in-capital	384,704	347,058
Retained earnings	252,865	272,653
Accumulated other comprehensive income (loss)	(100,736)	(46,349)

Total shareholders’ equity	596,032	634,365

Total Liabilities and Shareholders’ Equity	$1,544,778	$1,327,228

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Cash Flows From Operating Activities
Net earnings	$225,573	$210,822	$149,126
Adjustments to reconcile net earnings to net cash provided by operating activities Depreciation and amortization	35,515	37,316	38,762
Deferred income taxes	329	(1,715)	(10,786)
Share-based compensation	17,249	16,545	12,409
Excess tax benefit related to share-based payment arrangements	(6,634)	(8,347)	(4,217)
Change in
Accounts receivable	(26,557)	(11,880)	(2,752)
Inventories	(15,079)	(10,186)	5,941
Trade accounts payable	450	2,436	(952)
Salaries and incentives	1,520	2,022	(4,251)
Retirement benefits and deferred compensation	5,052	3,629	3,209
Other accrued liabilities	6,151	5,556	3,288
Other	(2,314)	(3,143)	(95)

Net cash from operating activities	241,255	243,055	189,682

Cash Flows From Investing Activities
Property, plant and equipment additions	(30,636)	(23,319)	(18,234)
Acquisition of businesses, net of cash acquired	(185,462)	(11,560)	(240,068)
Investment in businesses held separate	530	4,516	(426,813)
Proceeds from sale of assets	-	1,600	-
Other	(1,163)	(2,475)	(9,405)

Net cash used in investing activities	(216,731)	(31,238)	(694,520)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(4,459)	1,280	(619)
Borrowings on notes and long-term line of credit	717,845	419,905	649,325
Payments on long-term line of credit	(511,215)	(568,122)	(392,845)
Payments of debt issuance costs	(890)	-	(1,921)
Excess tax benefit related to share-based payment arrangements	6,634	8,347	4,217
Common stock issued	30,199	41,664	30,194
Common stock repurchased	(195,326)	(67,827)	(1,378)
Cash dividends paid	(66,362)	(61,139)	(54,302)

Net cash from (used in) financing activities	(23,574)	(225,892)	232,671

Effect of exchange rate changes on cash	2,950	2,711	137

Net increase (decrease) in cash and cash equivalents	3,900	(11,364)	(272,030)
Cash and Cash Equivalents
Beginning of year	19,756	31,120	303,150

End of year	$23,656	$19,756	$31,120

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance December 30, 2011	$59,747	$242,007	$97,467	$(76,481)	$322,740
Shares issued	1,048	29,146	-	-	30,194
Shares repurchased	(28)	(116)	(1,234)	-	(1,378)
Stock compensation cost	-	11,941	-	-	11,941
Tax benefit related to stock options exercised	-	4,817	-	-	4,817
Net earnings	-	-	149,126	-	149,126
Dividends declared	-	-	(56,062)	-	(56,062)
Other comprehensive income (loss)	-	-	-	(7,264)	(7,264)

Balance December 28, 2012	60,767	287,795	189,297	(83,745)	454,114
Shares issued	1,196	41,146	-	-	42,342
Shares repurchased	(960)	(4,545)	(64,652)	-	(70,157)
Stock compensation cost	-	14,693	-	-	14,693
Tax benefit related to stock options exercised	-	8,647	-	-	8,647
Restricted stock issued	-	(678)	-	-	(678)
Net earnings	-	-	210,822	-	210,822
Dividends declared	-	-	(62,814)	-	(62,814)
Other comprehensive income (loss)	-	-	-	37,396	37,396

Balance December 27, 2013	61,003	347,058	272,653	(46,349)	634,365
Shares issued	789	29,410	-	-	30,199
Shares repurchased	(2,593)	(14,751)	(178,090)	-	(195,434)
Stock compensation cost	-	16,253	-	-	16,253
Tax benefit related to stock options exercised	-	6,734	-	-	6,734
Net earnings	-	-	225,573	-	225,573
Dividends declared	-	-	(67,271)	-	(67,271)
Other comprehensive income (loss)	-	-	-	(54,387)	(54,387)

Balance December 26, 2014	$59,199	$384,704	$252,865	$(100,736)	$596,032

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graco Inc. and Subsidiaries

Years Ended December 26, 2014, December 27, 2013 and December 28, 2012

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 26, 2014, December 27, 2013 and December 28, 2012, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 26, 2014, all subsidiaries are 100 percent owned.

As more fully described in Note L, the Company purchased the Powder Finishing and Liquid Finishing businesses in April 2012. The FTC issued an order requiring the Company to hold the Liquid Finishing businesses separate from the rest of the Company’s businesses. Under terms of the hold separate order, the Company does not have the power to direct the activities of the Liquid Finishing businesses that most significantly impact the economic performance of those businesses. Therefore, the Company has determined that the Liquid Finishing businesses are variable interest entities for which the Company is not the primary beneficiary, and that they should not be consolidated. Furthermore, the Company does not have a controlling interest in the Liquid Finishing businesses, nor is it able to exert significant influence over the Liquid Finishing businesses. Consequently, the Company’s investment in the shares of the Liquid Finishing businesses, totaling $422 million, has been reflected as a cost-method investment on the Consolidated Balance Sheet as of December 26, 2014, and their results of operations have not been consolidated with those of the Company.

Foreign Currency Translation. The functional currency of certain subsidiaries is the local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income (loss). The U.S. dollar is the functional currency for all other foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of those subsidiaries are included in other expense (income), net.

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

Fair Value Measurements. The three levels of inputs in the fair value measurement hierarchy are as follows:

Level 1 – based on quoted prices in active markets for identical assets

Level 2 – based on significant observable inputs

Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2014	2013
Assets
Cash surrender value of life insurance	2	$13,187	$12,611
Forward exchange contracts	2	280	291

Total assets at fair value		$13,467	$12,902

Liabilities
Deferred compensation	2	$2,676	$2,296

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

Disclosures related to other fair value measurements are included below in Impairment of Long-Lived Assets, in Note F (Debt) and in Note J (Retirement Benefits).

Cash Equivalents. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable. Accounts receivable includes trade receivables of $207 million in 2014 and $178 million in 2013. Other receivables totaled $8 million in 2014 and $5 million in 2013.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2014	2013
Prepaid income taxes	$10,849	$7,894
Prepaid expenses and other	8,525	6,739

Total	$19,374	$14,633

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Contractor	Lubrication	Total
December 26, 2014
Beginning balance	$157,738	$12,732	$19,497	$189,967
Additions from business acquisitions	114,331	-	-	114,331
Foreign currency translation	(11,724)	-	-	(11,724)

Ending balance	$260,345	$12,732	$19,497	$292,574

December 27, 2013
Beginning balance	$148,999	$12,732	$19,497	$181,228
Additions from business acquisitions	6,626	-	-	6,626
Foreign currency translation	2,998	-	-	2,998
Other	(885)	-	-	(885)

Ending balance	$157,738	$12,732	$19,497	$189,967

Components of other intangible assets were (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
December 26, 2014
Customer relationships	3 - 14	$143,144	$(21,948)	$(7,334)	$113,862
Patents, proprietary technology and product documentation	3 - 11	18,268	(7,126)	(655)	10,487
Trademarks, trade names and other	5	175	(44)	-	131

		161,587	(29,118)	(7,989)	124,480
Not Subject to Amortization Brand names		55,265	-	(3,467)	51,798

Total		$216,852	$(29,118)	$(11,456)	$176,278

December 27, 2013
Customer relationships	3 - 14	$121,205	$(26,377)	$1,458	$96,286
Patents, proprietary technology and product documentation	3 - 11	16,125	(5,869)	118	10,374
Trademarks, trade names and other	5	175	(9)	-	166

		137,505	(32,255)	1,576	106,826
Not Subject to Amortization Brand names		40,400	-	714	41,114

Total		$177,905	$(32,255)	$2,290	$147,940

Amortization of intangibles was $11.6 million in 2014, $12.5 million in 2013 and $15.0 million in 2012. Estimated future annual amortization is as follows (excluding amounts related to businesses acquired subsequent to the end of 2014): $12.4 million in 2015, $12.1 million in 2016, $11.8 million in 2017, $11.7 million in 2018, $11.6 million in 2019 and $64.9 million thereafter.

Other Assets. Components of other assets were (in thousands):

	2014	2013
Cash surrender value of life insurance	$13,187	$12,611
Capitalized software	3,596	3,448
Equity method investment	5,859	5,569
Deposits and other	3,565	3,017

Total	$26,207	$24,645

The Company paid $1.5 million in 2013 for contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2014 and 2012. In 2013, increases in cash surrender value totaled $1.6 million and were offset by expenses related to the non-qualified pension and deferred compensation plans funded by the insurance contracts.

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

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2014	2013
Accrued self-insurance retentions	$7,089	$6,381
Accrued warranty and service liabilities	7,609	7,771
Accrued trade promotions	7,697	7,245
Payable for employee stock purchases	9,126	7,908
Customer advances and deferred revenue	8,918	11,693
Income taxes payable	5,997	4,561
Other	25,157	23,608

Total	$71,593	$69,167

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

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2014	2013
Balance, beginning of year	$7,771	$7,943
Assumed in business acquisition	12	-
Charged to expense	6,069	6,119
Margin on parts sales reversed	1,920	3,819
Reductions for claims settled	(8,163)	(10,110)

Balance, end of year	$7,609	$7,771

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

Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include cooperative advertising arrangements, rebates based on annual purchases and sales growth, coupons and reimbursement for competitive products. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Under cooperative advertising arrangements, the Company reimburses the distributor for a portion of its advertising costs related to the Company’s products; estimated costs are accrued at the time of sale and classified as selling, marketing and distribution expense. Rebates are accrued based on the program rates and progress toward the estimated annual sales amount and sales growth, and are recorded as a reduction of sales (cash, trade credit) or cost of products sold (free goods). The estimated costs related to coupon programs are accrued at the time of sale and classified as selling, marketing and distribution expense or cost of products sold, depending on the type of incentive offered.

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

As part of its risk management program, the Company may periodically use forward exchange contracts to manage known market exposures. Terms of derivative instruments are structured to match the terms of the risk being managed and are generally held to maturity. The Company does not hold or issue derivative financial instruments for trading purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 26, 2014 totaled $22 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge interest rate volatility and net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	2014	2013
Gain (loss) on foreign currency forward contracts
Gains		$280	$306
Losses		-	(15)

Net	Accounts receivable	$280	$291

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2017, and permits the use of either a retrospective or a cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and has not yet selected a transition method.

B. Segment Information

The Company has three reportable segments: Industrial (which aggregates six operating segments), Contractor and Lubrication. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, process, rail, marine, aerospace, farm, construction, bus, recreational vehicles, oil and natural gas, and various other industries. The Contractor segment markets sprayers for architectural coatings for painting, corrosion control, texture, and line striping. The Lubrication segment markets products to move and dispense lubricants for fast oil change facilities, service garages, fleet service centers, automobile dealerships, the mining industry and industrial lubrication applications. All segments market parts and accessories for their products.

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

Reportable Segments (in thousands)	2014	2013	2012
Net Sales
Industrial	$727,389	$652,344	$603,398
Contractor	375,574	342,546	298,811
Lubrication	118,167	109,134	110,247

Total	$1,221,130	$1,104,024	$1,012,456

Operating Earnings
Industrial	$225,337	$211,265	$186,129
Contractor	81,892	72,245	54,310
Lubrication	26,403	22,512	22,535
Unallocated corporate (expense)	(24,707)	(26,253)	(38,297)

Total	$308,925	$279,769	$224,677

Assets
Industrial	$770,623	$591,135
Contractor	176,757	152,300
Lubrication	83,148	82,503
Unallocated corporate	514,250	501,290

Total	$1,544,778	$1,327,228

Unallocated corporate (expense) is not included in management’s measurement of segment performance and includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, certain portions of pension expense and in 2014, central warehouse startup expenses. Unallocated assets include cash, allowances and valuation reserves, deferred income taxes, certain capital items and other assets.

Geographic Information (in thousands)	2014	2013	2012
Net Sales (based on customer location)
United States	$577,359	$498,478	$440,757
Other countries	643,771	605,546	571,699

Total	$1,221,130	$1,104,024	$1,012,456

Long-lived Assets
United States	$131,131	$120,262
Other countries	30,099	31,455

Total	$161,230	$151,717

Sales to Major Customers

There were no customers that accounted for 10 percent or more of consolidated sales in 2014, 2013 or 2012.

C. Inventories

Major components of inventories were as follows (in thousands):

	2014	2013
Finished products and components	$87,384	$65,963
Products and components in various stages of completion	47,682	41,458
Raw materials and purchased components	69,212	69,051

	204,278	176,472
Reduction to LIFO cost	(44,481)	(42,685)

Total	$159,797	$133,787

Inventories valued under the LIFO method were $84.0 million in 2014 and $76.9 million in 2013. All other inventory was valued on the FIFO method.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2014	2013
Land and improvements	$16,311	$16,506
Buildings and improvements	123,126	118,460
Manufacturing equipment	242,978	222,810
Office, warehouse and automotive equipment	39,219	35,887
Additions in progress	12,117	14,224

Total property, plant and equipment	433,751	407,887
Accumulated depreciation	(272,521)	(256,170)

Net property, plant and equipment	$161,230	$151,717

Depreciation expense was $24.1 million in 2014, $23.4 million in 2013 and $22.2 million in 2012.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2014	2013	2012
Domestic	$266,627	$238,928	$184,132
Foreign	48,446	49,894	33,194

Total	$315,073	$288,822	$217,326

Income tax expense consists of (in thousands):

	2014	2013	2012
Current
Domestic
Federal	$73,584	$64,753	$61,989
State and local	2,775	2,470	5,180
Foreign	12,263	11,569	11,218

	88,622	78,792	78,387

Deferred
Domestic	2,497	(553)	(5,431)
Foreign	(1,619)	(239)	(4,756)

	878	(792)	(10,187)

Total	$89,500	$78,000	$68,200

Income taxes paid were $92.1 million, $78.0 million and $71.7 million in 2014, 2013 and 2012.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2014	2013	2012
Statutory tax rate	35%	35%	35%
Tax effect of international operations	(1)	(1)	(1)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(2)	-
Domestic production deduction	(3)	(3)	(2)
Dividends from Liquid Finishing	(3)	(3)	(2)

Effective tax rate	28%	27%	31%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences are as follows (in thousands):

	2014	2013
Inventory valuations	$9,163	$8,825
Self-insurance retention accruals	2,098	1,887
Warranty reserves	2,074	2,089
Vacation accruals	3,023	2,740
Bad debt reserves	2,409	1,961
Other	1,202	1,325

Deferred income taxes, current	19,969	18,827
Included in other current liabilities	(1,743)	(1,095)

Total Current	18,226	17,732

Unremitted earnings of consolidated foreign subsidiaries	(7,316)	(6,316)
Excess of tax over book depreciation	(50,664)	(42,322)
Pension liability	35,247	20,798
Postretirement medical	7,743	8,097
Acquisition costs	3,369	3,644
Stock compensation	16,657	14,401
Deferred compensation	1,350	1,193
Other	142	(64)

Total Non-current	6,528	(569)

Net deferred tax assets	$24,754	$17,163

Total deferred tax assets were $95.3 million and $78.6 million, and total deferred tax liabilities were $70.6 million and $61.4 million on December 26, 2014 and December 27, 2013. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the change in other comprehensive income (loss) items and the impact of acquisitions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate December 26, 2014	Maturity	2014	2013
Private placement unsecured fixed-rate notes
Series A	4.00%	March 2018	$75,000	$75,000
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	1.28%	June 2019	315,000	108,370
Notes payable to banks	0.85%	2015	5,016	9,584

Total debt, including current portion			$620,016	$417,954

The estimated fair value of debt with fixed interest rates was $330 million on December 26, 2014 and $320 million on December 27, 2013. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

On June 26, 2014, the Company executed an amendment to its revolving credit agreement, extending the expiration date to June 26, 2019. The amended agreement with a syndicate of lenders provides up to $500 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Under terms of the amended revolving credit agreement, loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 0.875 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.875 percent, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.30 percent, depending on the Company’s cash flow leverage ratio.

On December 26, 2014, the Company had $550 million in lines of credit, including the $500 million in committed credit facilities described above and $50 million with foreign banks. The unused portion of committed credit lines was $200 million as of December 26, 2014. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $31 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements.

Annual maturities of debt are as follows (in thousands):

2015	$5,016
2016	-
2017	-
2018	75,000
2019	315,000
Thereafter	225,000

Interest paid on debt during 2014, 2013 and 2012 was $18.6 million, $18.3 million and $19.0 million.

G. Shareholders’ Equity

At December 26, 2014, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
2012
Beginning balance	$(75,658)	$(823)	$(76,481)
Other comprehensive income (loss) before reclassifications	(10,993)	(3,206)	(14,199)
Amounts reclassified from accumulated other comprehensive income	6,935	-	6,935

Ending balance	$(79,716)	$(4,029)	$(83,745)

2013
Beginning balance	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income (loss) before reclassifications	23,103	7,812	30,915
Amounts reclassified from accumulated other comprehensive income	6,481	-	6,481

Ending balance	$(50,132)	$3,783	$(46,349)

2014
Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income (loss) before reclassifications	(29,563)	(27,935)	(57,498)
Amounts reclassified from accumulated other comprehensive income	3,111	-	3,111

Ending balance	$(76,584)	$(24,152)	$(100,736)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	2014	2013	2012
Cost of products sold	$1,701	$3,635	$3,900
Product development	714	1,699	1,728
Selling, marketing and distribution	1,371	2,828	2,886
General and administrative	820	2,124	2,032

Total before tax	$4,606	$10,286	$10,546
Income tax (benefit)	(1,495)	(3,805)	(3,611)

Total after tax	$3,111	$6,481	$6,935

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $0.3 million in 2014, $0.5 million in 2013 and $0.4 million in 2012. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 4,867 shares in 2014, 6,079 shares in 2013 and 7,656 shares in 2012. The expense related to this arrangement is not significant. The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to this plan was $1.0 million in 2014, $1.9 million in 2013 and $0.5 million in 2012.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2011	5,478	$32.12	3,211	$32.27
Granted	566	50.33
Exercised	(805)	27.14
Canceled	(47)	35.24

Outstanding, December 28, 2012	5,192	34.85	3,194	32.99
Granted	969	65.97
Exercised	(990)	33.04
Canceled	(22)	40.71

Outstanding, December 27, 2013	5,149	41.03	3,311	33.20
Granted	475	74.62
Exercised	(607)	35.73
Canceled	(42)	61.35

Outstanding, December 26, 2014	4,975	$44.72	3,318	$34.86

The following table summarizes information for options outstanding and exercisable at December 26, 2014 (in thousands, except exercise prices and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$ 16-30	1,352	4	$23.60	1,352	$23.60
$ 30-45	1,585	4	39.31	1,458	39.01
$ 45-60	1,177	7	53.99	491	52.24
$ 60-76	861	9	75.19	17	74.89

$ 16-76	4,975	6	$44.72	3,318	$34.86

The aggregate intrinsic value of exercisable option shares was $154.5 million as of December 26, 2014, with a weighted average contractual term of 4.6 years. There were approximately 4.9 million vested share options and share options expected to vest as of December 26, 2014, with an aggregate intrinsic value of $182.2 million, a weighted average exercise price of $44.50 and a weighted average contractual term of 5.8 years.

Information related to options exercised follows (in thousands):

	2014	2013	2012
Cash received	$20,343	$33,630	$21,687
Aggregate intrinsic value	25,284	33,028	18,195
Tax benefit realized	8,200	11,200	6,200

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. The Company issued 193,084 shares under this plan in 2014, 196,913 shares in 2013 and 238,621 shares in 2012.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 26, 2014
Stock Incentive Plan (2010)	5,100	2,031
Employee Stock Purchase Plan (2006)	7,000	5,094

Total	12,100	7,125

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 26, 2014, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost of $17.2 million in 2014, $16.5 million in 2013 and $12.4 million in 2012, which reduced net income by $12.8 million, or $0.21 per weighted diluted common share in 2014, $12.6 million, or $0.20 per weighted diluted common share in 2013 and $9.5 million, or $0.15 per weighted diluted common share in 2012. As of December 26, 2014, there was $13.7 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 1.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2014	2013	2012
Expected life in years	6.5	5.9	6.5
Interest rate	2.0%	1.3%	1.3%
Volatility	36.1%	35.4%	36.6%
Dividend yield	1.5%	1.6%	1.8%
Weighted average fair value per share	$24.83	$19.44	$15.60

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

	2014	2013	2012
Expected life in years	1.0	1.0	1.0
Interest rate	0.1%	0.2%	0.2%
Volatility	21.4%	26.0%	40.6%
Dividend yield	1.4%	1.7%	1.7%
Weighted average fair value per share	$17.81	$14.16	$15.58

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2014	2013	2012
Net earnings available to common shareholders	$225,573	$210,822	$149,126

Weighted average shares outstanding for basic earnings per share	60,148	61,203	60,451
Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,597	1,587	1,260

Weighted average shares outstanding for diluted earnings per share	61,745	62,790	61,711

Basic earnings per share	$3.75	$3.44	$2.47
Diluted earnings per share	$3.65	$3.36	$2.42

Stock options to purchase 0.6 million, 0.4 million and 0.6 million shares were not included in the 2014, 2013 and 2012 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $6.9 million in 2014, $6.3 million in 2013 and $5.6 million in 2012.

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

The Company maintains a defined contribution plan covering employees of a Swiss subsidiary, funded by Company and employee contributions. In 2013, the Company transferred responsibility for pension coverage under Swiss law to a reputable Swiss insurance company. To effect the change, plan assets were converted to cash and deposited with the insurance company for investment under an insurance contract that guarantees a federally mandated annual rate of return. The value of the plan assets is effectively the value of the insurance contract. The performance of the underlying assets held by the insurance company has no direct impact on the surrender value of the insurance contract. The insurance backed assets have no active market and are classified in the “other” assets category, level 3 in the fair value hierarchy. The transfer of responsibility for current retirees to the new plan carrier was treated as a settlement under ASC 715 and resulted in a reduction of plan obligations and assets, and a small settlement gain in 2013.

Investment policies and strategies of the U.S. funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. The midpoints of the ranges of strategic target allocations for plan assets are 58 percent equity securities, 31 percent fixed income securities and 11 percent real estate and alternative investments.

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

Level 3 assets in the U.S. funded pension plan consist primarily of investments in real estate investment trust funds whose assets are valued at least annually by independent appraisal firms, using market, income and cost approaches. Significant unobservable quantitative inputs used in determining the fair value of each investment include cash flow assumptions, capitalization rates and discount rates. These inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in cash flows, discount rates and terminal capitalization rates will result in increases or decreases in the fair values of these investments. It is not possible for us to predict the effect of future economic or market conditions on the estimated fair values of plan assets.

Plan assets by category and fair value measurement level were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 26, 2014
Equity
U.S. Large Cap	$92,272	$-	$92,272	$-
U.S. Small/Mid Cap	14,948	-	14,948	-
International	45,958	-	45,958	-

Total Equity	153,178	-	153,178	-
Fixed income	53,548	-	40,693	12,855
Insurance contract	28,899	-	-	28,899
Real estate and other	41,583	1,356	15,008	25,219

Total	$277,208	$1,356	$208,879	$66,973

December 27, 2013
Equity
U.S. Large Cap	$95,025	$-	$95,025	$-
U.S. Small/Mid Cap	18,020	-	18,020	-
International	69,140	-	69,140	-

Total Equity	182,185	-	182,185	-
Fixed income	48,718	-	40,158	8,560
Real estate and other	49,704	1,149	31,271	17,284

Total	$280,607	$1,149	$253,614	$25,844

A reconciliation of the beginning and ending balances of level 3 plan assets follows:

	2014	2013
Balance, beginning of year	$25,844	$15,138
Transfer from level 2 (insurance contract)	31,271	-
Purchases	12,914	14,277
Redemptions	(3,849)	(5,351)
Change in unrealized gains (losses)	793	1,780

Balance, end of year	$66,973	$25,844

The Company uses a fiscal year-end measurement date for all of its plans. The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 26, 2014, and December 27, 2013, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2014	2013	2014	2013
Change in benefit obligation
Obligation, beginning of year	$352,271	$359,701	$21,342	$23,472
Service cost	6,846	7,447	486	626
Interest cost	15,944	14,149	981	961
Actuarial loss (gain)	44,290	(15,653)	1,037	(2,582)
Plan changes	-	3,197	-	-
Benefit payments	(23,593)	(10,762)	(1,082)	(1,135)
Settlements	-	(7,430)	-	-
Exchange rate changes	(6,066)	1,622	-	-

Obligation, end of year	$389,692	$352,271	$22,764	$21,342

Change in plan assets
Fair value, beginning of year	$280,607	$246,606	$-	$-
Actual return on assets	21,622	40,280	-	-
Employer contributions	1,814	10,728	1,082	1,135
Benefit payments	(23,593)	(10,762)	(1,082)	(1,135)
Settlements	-	(7,241)	-	-
Exchange rate changes	(3,242)	996	-	-

Fair value, end of year	$277,208	$280,607	$-	$-

Funded status	$(112,484)	$(71,664)	$(22,764)	$(21,342)

Amounts recognized in consolidated balance sheets
Current liabilities	$1,308	$1,116	$1,165	$1,256
Non-current liabilities	111,176	70,548	21,599	20,086

Total liabilities	$112,484	$71,664	$22,764	$21,342

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $361 million for 2014 and $326 million for 2013. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2014	2013
Projected benefit obligation	$389,692	$352,271
Accumulated benefit obligation	360,945	326,030
Fair value of plan assets	277,208	280,607

The components of net periodic benefit cost for the plans for 2014, 2013 and 2012 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2014	2013	2012	2014	2013	2012
Service cost-benefits earned during the period	$6,846	$7,447	$6,414	$486	$626	$589
Interest cost on projected benefit obligation	15,944	14,149	13,729	981	961	986
Expected return on assets	(21,253)	(18,508)	(15,907)	-	-	-
Amortization of prior service cost (credit)	320	8	(5)	(658)	(658)	(658)
Amortization of net loss (gain)	4,929	10,456	10,814	15	480	395
Cost of pension plans which are not significant and have not adopted ASC 715	80	94	121	N/A	N/A	N/A

Net periodic benefit cost	$6,866	$13,646	$15,166	$824	$1,409	$1,312

Amounts recognized in other comprehensive (income) loss in 2014 and 2013 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2014	2013	2014	2013
Net loss (gain) arising during the period	$42,733	$(37,284)	$1,037	$(2,582)
Prior service cost (credit) arising during the period	-	3,197	-	-
Amortization of net gain (loss)	(4,929)	(10,456)	(15)	(480)
Amortization of prior service credit (cost)	(320)	(8)	658	658

Total	$37,484	$(44,551)	$1,680	$(2,404)

Amounts included in accumulated other comprehensive (income) loss as of December 26, 2014 and December 27, 2013, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2014	2013	2014	2013
Prior service cost (credit)	$2,658	$3,271	$(1,786)	$(2,444)
Net loss	111,298	73,200	4,347	3,325

Net before income taxes	113,956	76,471	2,561	881
Income taxes	(39,011)	(26,903)	(922)	(317)

Net	$74,945	$49,568	$1,639	$564

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2015 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$295	$(676)
Net loss (gain)	8,922	271

Net before income taxes	9,217	(405)
Income taxes	(3,318)	146

Net	$5,899	$(259)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2014	2013	2014	2013
U.S. Plans
Discount rate	4.2%	5.0%	4.2%	5.0%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Non-U.S. Plans
Discount rate	1.5%	2.5%	N/A	N/A
Rate of compensation increase	1.3%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2014	2013	2012	2014	2013	2012
U.S. Plans
Discount rate	5.0%	4.2%	4.6%	5.0%	4.2%	4.6%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected return on assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	2.5%	2.3%	2.9%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.2%	1.2%	N/A	N/A	N/A
Expected return on assets	2.0%	3.0%	3.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 7.0 percent for 2015, decreasing each year to a constant rate of 4.5 percent for 2026 and thereafter, subject to the plan’s annual increase limitation.

At December 26, 2014, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $2.3 million to its unfunded pension plans and $1.2 million to the postretirement medical plan in 2015. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2015. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2015	$15,290	$1,165
2016	17,085	1,259
2017	16,299	1,310
2018	17,417	1,373
2019	18,248	1,440
Years 2020 - 2024	105,418	7,873

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were as follows at December 26, 2014 (in thousands):

	Buildings	Vehicles & Equipment	Total
2015	$3,472	$2,896	$6,368
2016	2,556	2,086	4,642
2017	2,307	1,481	3,788
2018	1,983	882	2,865
2019	2,023	607	2,630
Thereafter	7,942	442	8,384

Total	$20,283	$8,394	$28,677

Total rental expense was $5.0 million for 2014, $3.6 million for 2013 and $3.3 million for 2012.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $76 million at December 26, 2014. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $36 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 26, 2014. The Company has also guaranteed the debt of its subsidiaries for up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

As more fully described in Note L, under terms of orders issued by the FTC, the Company is required to separately maintain the Liquid Finishing businesses as viable and competitive while it seeks a buyer for those businesses. The Company’s maximum exposure to loss as a result of its involvement with the Liquid Finishing businesses would include the entirety of its investment of $422 million and reimbursement of losses of the operations of the Liquid Finishing businesses in accordance with the hold separate order, which cannot be quantified. The operating earnings of the Liquid Finishing businesses exceed $160 million (unaudited) since the date of acquisition, and no additional financial resources were required to be funded by the Company.

L. Acquisitions and Divestitures

On October 1, 2014, the Company acquired the stock of Alco Valves Group for £72 million cash, subject to normal post-closing purchase price adjustments. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Alco revenues for the twelve months preceding the acquisition were approximately £19 million. Results of Alco operations, including $6 million of sales, have been included in the Company’s Industrial segment starting from the date of acquisition.

Purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$1,929
Accounts receivable	9,821
Inventories	9,565
Other current assets	343
Property, plant and equipment	1,047
Other non-current assets	225
Identifiable intangible assets	30,348
Goodwill	73,445

Total assets acquired	126,723
Current liabilities assumed	(3,291)
Deferred income taxes	(6,266)

Net assets acquired	$117,166

None of the goodwill acquired with Alco is deductible for tax purposes.

Identifiable intangible assets and estimated useful life are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$22,883	10
Trade names	7,465	Indefinite

Total identifiable intangible assets	$30,348

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

In April 2012, the Company completed the purchase of the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition. Pursuant to a March 2012 order, the Liquid Finishing businesses were to be held separate from the rest of Graco’s businesses while the FTC considered a settlement with Graco and determined which portions of the Liquid Finishing business Graco must divest.

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

In the fourth quarter of 2014, the FTC approved a final decision and order that became effective on October 9, 2014. Pursuant to the final order, Graco must sell the Liquid Finishing business assets within 180 days of the effective date. On October 8, 2014, the Company announced it had signed a definitive agreement to sell the Liquid Finishing business assets for $590 million cash, subject to regulatory approval and other customary closing conditions. The sale transaction is expected to close in the first half of 2015, in compliance with the FTC’s final decision and order. Graco will continue to hold the Liquid Finishing businesses separate and maintain them as viable and competitive until the sale process is complete.

The Liquid Finishing business assets are held as a cost-method investment on the Consolidated Balance Sheets. Income is recognized based on dividends received from after-tax earnings of Liquid Finishing and included in other expense (income) on the Consolidated Statements of Earnings. Dividends received totaled $28 million in 2014, $28 million in 2013 and $12 million in 2012. Once the Company completes the sale of its investment, there will be no further dividends from Liquid Finishing.

The Company evaluates its cost-method investment for other-than-temporary impairment at each reporting period. As of December 26, 2014, the Company evaluated its investment in Liquid Finishing and determined that there is no impairment.

Sales and operating earnings of the Liquid Finishing businesses were as follows (unaudited, in thousands):

	2014	2013	2012
Net Sales	$288,231	$278,543	$269,099
Operating Earnings	62,605	61,174	52,256

The Company completed other business acquisitions in 2014, 2013 and 2012 that were not material to the consolidated financial statements.

Subsequent events: In January 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. The Company also acquired White Knight Fluid Handling, a manufacturer of high purity, metal free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics, and Multimaq-Pistolas e Equipamentos Para Pintura Ltda., a manufacturer and distributor of finishing products in the Brazilian market.

M. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net Sales	$289,962	$322,549	$302,614	$306,005
Gross Profit	159,312	176,850	165,814	164,760
Net Earnings	50,745	66,236	59,551	49,041
Basic Net Earnings per Common Share	$0.83	$1.10	$0.99	$0.83
Diluted Net Earnings per Common Share	0.81	1.07	0.97	0.80
Cash Dividends Declared per Common Share	0.28	0.28	0.28	0.30

2013
Net Sales	$269,046	$286,020	$277,035	$271,923
Gross Profit	150,644	158,739	150,873	147,199
Net Earnings	52,130	57,843	56,101	44,748
Basic Net Earnings per Common Share	$0.86	$0.94	$0.91	$0.73
Diluted Net Earnings per Common Share	0.84	0.92	0.89	0.71
Cash Dividends Declared per Common Share	0.25	0.25	0.25	0.28

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2014 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2014 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of Our Company” in Part I of this 2014 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on April 24, 2015 (the “Proxy Statement”), is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
	See Part II

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	61

	All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index) Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.	63

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries

(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves[1]	Other add (deduct)[2]	Balance at end of year
Year ended
December 26, 2014
Allowance for doubtful accounts	$1,300	$800	$300	$600	$2,400
Allowance for returns and credits	5,000	22,400	21,700	-	5,700

	$6,300	$23,200	$22,000	$600	$8,100

December 27, 2013
Allowance for doubtful accounts	$2,100	$600	$1,400	$-	$1,300
Allowance for returns and credits	4,500	17,300	16,800	-	5,000

	$6,600	$17,900	$18,200	$-	$6,300

December 28, 2012
Allowance for doubtful accounts	$1,400	$500	$100	$300	$2,100
Allowance for returns and credits	4,100	13,700	13,300	-	4,500

	$5,500	$14,200	$13,400	$300	$6,600

[1]	For doubtful accounts, represents amounts determined to be uncollectible and charged against reserve, net of collections on accounts previously charged against reserves. For returns and credits, represents amounts of credits issued and returns processed.

[2]	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graco Inc.

/s/ PATRICK J. MCHALE	February 17, 2015
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 17, 2015
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. GRANER	February 17, 2015
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 17, 2015
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Jack W. Eugster	Director
Eric P. Etchart	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 17, 2015
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated April 14, 2011, by and among Graco Inc., Graco Holdings Inc., Graco Minnesota Inc., Illinois Tool Works Inc. and ITW Finishing LLC (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 15, 2011.) First Amendment dated April 2, 2012. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed April 2, 2012.)

2.2	Asset Purchase Agreement, dated October 7, 2014, by and among Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc. (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed October 9, 2014.)

**2.3	Agreement relating to the sale and purchase of the entire issued share capital of Xamol Limited to acquire Alco Valves Group, dated as of October 1, 2014 (excluding certain schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 26, 2014.)

2.4	Purchase and Sale Agreement, dated as of December 31, 2014, by and among High Pressure Equipment Holdings LLC, Wasserstein Partners III, LP, Wasserstein Partners III (Offshore), L.P., Wasserstein Partners III (Offshore), LTD, Audax Mezzanine Fund III, L.P., Audax Co-Invest III, L.P., Audax Trust Co-Invest, L.P., certain other Sellers, Wasserstein Partners III (GP), LP, Graco Fluid Handling (C) Inc. and Graco Inc. (excluding certain schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed January 6, 2015.)

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 7, 2012.)

*10.2	Employee Stock Incentive Plan, as adopted by the Board of Directors on February 19, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s 2002 Annual Report on Form 10-K.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.3	Graco Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2001.) Amended and restated June 18, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2005.)

*10.4	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.5	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.6	Deferred Compensation Plan Restated, effective December 1, 1992. (Incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated March 11, 1993.) First Amendment dated September 1, 1996. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 1997.) Second Amendment dated May 27, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 19, 2002. (Incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K.) Fourth Amendment adopted June 14, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.)

*10.7	Deferred Compensation Plan (2005 Statement) as amended and restated on April 4, 2005. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2005.) Second Amendment dated November 1, 2005. (Incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K.) Third Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company’s 2008 Annual Report on Form 10-K.) Second Amendment dated October 25, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s 2012 Annual Report on Form 10-K.)

*10.8	Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.)

*10.9	Graco Inc. Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.10	Form of Amendment to Executive Officer and Non-Employee Director Stock Options to Permit Net Exercises, as adopted by the Board of Directors February 17, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.11	Stock Option Agreement. Form of agreement for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Stock Incentive Plan in 2005 and 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.12	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 29, 2007.) Amended form of agreement for awards made to nonemployee directors in 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2008.) Amended and restated form of agreement for awards made to nonemployee directors in 2009. (Incorporated by reference to Exhibit 10.14 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.13	Stock Option Agreement. Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.16 to the Company’s 2010 Annual Report on Form 10-K.) Amended form of agreement for awards made to nonemployee directors commencing in 2012. (Incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.14	Stock Option Agreement. Form of agreement for award of non-incentive stock options to executive officers under the Graco Inc. Stock Incentive Plan in 2005 and 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 26, 2004.)

*10.15	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. Amended and Restated Stock Incentive Plan (2006) in 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to executive officers in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. Amended and Restated Stock Incentive Plan (2006) in 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2007.) Amended form of agreement for awards made to Chief Executive Officer in 2008, 2009 and 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.)

*10.17	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.) Amended form of agreement for awards made to executive officers commencing in 2012. (Incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.18	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2010 Stock Incentive Plan in 2011. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended April 1, 2011.) Amended form of agreement for awards made to Chief Executive Officer commencing in 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.19	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.20	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.21	Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.22	Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

*10.23	Amendment to the 2003 through 2006 Nonstatutory Stock Option Agreements of one nonemployee director. (Incorporated by reference to Exhibit 10.27 to the Company’s 2009 Annual Report on Form 10-K/A.)

10.24	Omnibus Amendment, dated June 26, 2014, amending and restating the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 1, 2014.)

10.25	Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.) Amendment and Restatement No. 1 to Note Agreement dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.) Amendment No. 2 dated as of June 26, 2014 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed July 23, 2014.)

10.26	Agreement between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 27, 2012.)

10.27	Agreement Containing Consent Orders, by and between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 6, 2012.)

10.28	Decision and Order by the U.S. Federal Trade Commission in the matter of Graco Inc., Illinois Tool Works Inc. and ITW Finishing LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 8, 2014.)

11	Statement of Computation of Earnings per share included in Note I on page 48.

21	Subsidiaries of the Company included herein on page 67.

23	Independent Registered Public Accounting Firm’s Consent included herein on page 69.

24	Power of Attorney included herein on page 70.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) included herein on page 71.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein on page 72.

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C. included herein on page 73.

101	Interactive Data File.

Except as otherwise noted, all documents incorporated by reference above relate to File No. 001-09249.

* Management Contracts, Compensatory Plans or Arrangements.

** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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