Form 10-Q
period 2015-03-27
GRACO INC
filed 2015-04-22
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 27, 2015

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

Yes                           No      X

58,678,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 17, 2015.

PART I    Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Net Sales	$306,453	$289,962
Cost of products sold	144,324	130,650

Gross Profit	162,129	159,312
Product development	15,290	13,159
Selling, marketing and distribution	51,424	46,342
General and administrative	30,184	25,106

Operating Earnings	65,231	74,705
Interest expense	5,303	4,588
Held separate investment (income), net	(29,523)	(3,675)
Other expense (income), net	710	247

Earnings Before Income Taxes	88,741	73,545
Income taxes	19,900	22,800

Net Earnings	$68,841	$50,745

Per Common Share
Basic net earnings	$1.17	$0.83
Diluted net earnings	$1.14	$0.81
Cash dividends declared	$0.30	$$0.28

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Net Earnings	$68,841	$50,745
Other comprehensive income (loss)
Cumulative translation adjustment	(3,011)	(86)
Pension and postretirement medical liability adjustment	2,438	1,188
Income taxes
Pension and postretirement medical liability adjustment	(902)	(428)

Other comprehensive income (loss)	(1,475)	674

Comprehensive Income	$67,366	$51,419

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 27, 2015	Dec 26, 2014
ASSETS
Current Assets
Cash and cash equivalents	$27,678	$23,656
Accounts receivable, less allowances of $8,800 and $8,100	243,228	214,944
Inventories	182,485	159,797
Deferred income taxes	20,972	19,969
Investment in businesses held separate	421,767	421,767
Other current assets	9,174	19,374

Total current assets	905,304	859,507

Property, Plant and Equipment
Cost	439,566	433,751
Accumulated depreciation	(271,445)	(272,521)

Property, plant and equipment, net	168,121	161,230

Goodwill	393,448	292,574
Other Intangible Assets, net	242,665	176,278
Deferred Income Taxes	32,205	28,982
Other Assets	26,062	26,207

Total Assets	$1,767,805	$1,544,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$52,013	$5,016
Trade accounts payable	45,930	39,306
Salaries and incentives	24,707	40,775
Dividends payable	17,700	17,790
Other current liabilities	78,327	71,593

Total current liabilities	218,677	174,480

Long-term Debt	767,040	615,000
Retirement Benefits and Deferred Compensation	136,722	136,812
Deferred Income Taxes	22,055	22,454
Other non-current liabilities	6,375	-

Shareholders’ Equity
Common stock	58,806	59,199
Additional paid-in-capital	398,253	384,704
Retained earnings	262,088	252,865
Accumulated other comprehensive income (loss)	(102,211)	(100,736)

Total shareholders’ equity	616,936	596,032

Total Liabilities and Shareholders’ Equity	$1,767,805	$1,544,778

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Cash Flows From Operating Activities
Net Earnings	$68,841	$50,745
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	10,810	9,262
Deferred income taxes	(4,044)	(3,244)
Share-based compensation	5,033	4,401
Excess tax benefit related to share-based payment arrangements	(300)	(1,500)
Change in
Accounts receivable	(26,632)	(23,251)
Inventories	(13,545)	(9,985)
Trade accounts payable	6,088	6,164
Salaries and incentives	(16,910)	(16,125)
Retirement benefits and deferred compensation	3,171	1,496
Other accrued liabilities	4,947	6,044
Other	9,762	4,235

Net cash provided by operating activities	47,221	28,242

Cash Flows From Investing Activities
Property, plant and equipment additions	(9,796)	(6,879)
Acquisition of businesses, net of cash acquired	(182,904)	(65,150)
Other	38	3

Net cash used in investing activities	(192,662)	(72,026)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	47,605	1,141
Borrowings on long-term line of credit	379,095	177,710
Payments on long-term line of credit	(227,055)	(83,070)
Excess tax benefit related to share-based payment arrangements	300	1,500
Common stock issued	12,746	15,275
Common stock repurchased	(46,935)	(47,542)
Cash dividends paid	(17,730)	(16,813)

Net cash provided by (used in) financing activities	148,026	48,201

Effect of exchange rate changes on cash	1,437	(91)

Net increase (decrease) in cash and cash equivalents	4,022	4,326
Cash and cash equivalents
Beginning of year	23,656	19,756

End of period	$27,678	$24,082

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 27, 2015 and the related statements of earnings for the thirteen weeks ended March 27, 2015 and March 28, 2014, and cash flows for the thirteen weeks ended March 27, 2015 and March 28, 2014 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 2015, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Net earnings available to common shareholders	$68,841	$50,745
Weighted average shares outstanding for basic earnings per share	58,981	60,822
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,484	1,616
Weighted average shares outstanding for diluted earnings per share	60,465	62,438
Basic earnings per share	$1.17	$0.83
Diluted earnings per share	$1.14	$0.81

Stock options to purchase 1,186,000 and 838,000 shares were not included in the March 27, 2015 and March 28, 2014 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2014	4,975	$44.72	3,318	$34.86
Granted	496	74.39
Exercised	(60)	32.57
Canceled	(6)	72.12

Outstanding, March 27, 2015	5,405	$47.55	3,722	$37.63

The Company recognized year-to-date share-based compensation of $5.0 million in 2015 and $4.4 million in 2014. As of March 27, 2015, there was $21.3 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Expected life in years	6.5	6.5
Interest rate	1.7%	2.0%
Volatility	35.3%	36.1%
Dividend yield	1.6%	1.5%
Weighted average fair value per share	$23.42	$24.90

Under the Company’s Employee Stock Purchase Plan, the Company issued 166,000 shares in 2015 and 193,000 shares in 2014. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Expected life in years	1.0	1.0
Interest rate	0.2%	0.1%
Volatility	18.9%	21.4%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$16.51	$17.81

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Pension Benefits
Service cost	$2,096	$1,742
Interest cost	3,775	4,136
Expected return on assets	(4,917)	(5,419)
Amortization and other	2,353	1,333

Net periodic benefit cost	$3,307	$1,792

Postretirement Medical
Service cost	$150	$125
Interest cost	226	277
Amortization	(101)	(128)

Net periodic benefit cost	$275	$274

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Thirteen Weeks Ended March 28, 2014
Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income before reclassifications	-	(86)	(86)
Amounts reclassified from accumulated other comprehensive income	760	-	760

Ending balance	$(49,372)	$3,697	$(45,675)

Thirteen Weeks Ended March 27, 2015
Beginning balance	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income before reclassifications	-	(3,011)	(3,011)
Amounts reclassified from accumulated other comprehensive income	1,536	-	1,536

Ending balance	$(75,048)	$(27,163)	$(102,211)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Cost of products sold	$938	$436
Product development	383	187
Selling, marketing and distribution	703	335
General and administrative	414	230

Total before tax	$2,438	$1,188
Income tax (benefit)	(902)	(428)

Total after tax	$1,536	$760

6.	Beginning with the first quarter of 2015 the Company revised the presentation of its financial reporting segments. Operations of the Process and the Oil and Natural Gas divisions, historically included in the Industrial segment, are now aggregated with the Lubrication division (formerly reported as a separate segment) in the newly-formed Process segment. This change aligns the types of products offered and markets served within the segments. Prior year segment information has been restated to conform to 2015 reporting.

A summary of the Company’s three reportable segments (Industrial, Process and Contractor) follows.

The Industrial segment includes the Industrial Products and the Applied Fluid Technologies divisions. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles, and various other industries.

The Process segment includes the Process, the Oil and Natural Gas, and the Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, waste water, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, electronics, waste water, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

The Contractor segment remains unchanged. The Contractor segment markets sprayers for architectural coatings for painting, corrosion control, texture, and line striping.

Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Net Sales
Industrial	$143,266	$152,046
Process	67,681	53,010
Contractor	95,506	84,906

Total	$306,453	$289,962

Operating Earnings
Industrial	$42,940	$49,105
Process	10,498	12,643
Contractor	19,375	18,250
Unallocated corporate (expense)	(7,582)	(5,293)

Total	$65,231	$74,705

Assets by segment were as follows (in thousands):

	March 27, 2015	Dec 26, 2014
Industrial	$546,930	$548,868
Process	489,775	304,903
Contractor	209,864	176,757
Unallocated corporate	521,236	514,250

Total	$1,767,805	$1,544,778

Geographic information follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Net sales
(based on customer location)
United States	$159,328	$133,922
Other countries	147,125	156,040

Total	$306,453	$289,962

	March 27, 2015	Dec 26, 2014
Long-lived assets
United States	$137,538	$131,131
Other countries	30,583	30,099

Total	$168,121	$161,230

7.	Major components of inventories were as follows (in thousands):

	March 27, 2015	Dec 26, 2014
Finished products and components	$100,372	$87,384
Products and components in various stages of completion	46,420	47,682
Raw materials and purchased components	80,753	69,212

	227,545	204,278
Reduction to LIFO cost	(45,060)	(44,481)

Total	$182,485	$159,797

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
March 27, 2015
Customer relationships	3 - 14	$196,884	$(25,488)	$(7,471)	$163,925
Patents, proprietary technology and product documentation	3 - 11	20,168	(7,628)	(477)	12,063
Trademarks, trade names and other	5	495	(68)	(50)	377

		217,547	(33,184)	(7,998)	176,365
Not Subject to Amortization:
Brand names		69,165	-	(2,865)	66,300

Total		$286,712	$(33,184)	$(10,863)	$242,665

December 26, 2014
Customer relationships	3 - 14	$143,144	$(21,948)	$(7,334)	$113,862
Patents, proprietary technology and product documentation	3 - 11	18,268	(7,126)	(655)	10,487
Trademarks, trade names and other	5	175	(44)	-	131

		161,587	(29,118)	(7,989)	124,480
Not Subject to Amortization:
Brand names		55,265	-	(3,467)	51,798

Total		$216,852	$(29,118)	$(11,456)	$176,278

Amortization of intangibles for the quarter was $4.1 million in 2015 and $3.1 million in 2014. Estimated annual amortization expense is as follows: $17.1 million in 2015, $17.1 million in 2016, $16.9 million in 2017, $16.6 million in 2018, $16.4 million in 2019 and $96.4 million thereafter.

Changes in the carrying amount of goodwill in 2015 were as follows (in thousands):

	Industrial	Process	Contractor	Total
Beginning balance	$188,273	$91,569	$12,732	$292,574
Additions from business acquisitions	759	102,645	-	103,404
Foreign currency translation	925	(3,455)	-	(2,530)

Ending balance	$189,957	$190,759	$12,732	$393,448

9.	Components of other current liabilities were (in thousands):

	March 27, 2015	Dec 26, 2014
Accrued self-insurance retentions	$7,330	$7,089
Accrued warranty and service liabilities	7,644	7,609
Accrued trade promotions	7,326	7,697
Payable for employee stock purchases	2,217	9,126
Customer advances and deferred revenue	10,985	8,918
Income taxes payable	15,048	5,997
Other	27,777	25,157

Total other current liabilities	$78,327	$71,593

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirteen Weeks Ended March 27, 2015	Year Ended Dec 26, 2014
Balance, beginning of year	$7,609	$7,771
Assumed in business acquisition	-	12
Charged to expense	1,685	6,069
Margin on parts sales reversed	549	1,920
Reductions for claims settled	(2,199)	(8,163)

Balance, end of period	$7,644	$7,609

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 27, 2015	Dec 26, 2014
Assets
Cash surrender value of life insurance	2	$13,403	$13,187
Forward exchange contracts	2	-	280

Total assets at fair value		$13,403	$13,467

Liabilities
Contingent consideration	3	$8,100	$-
Deferred compensation	2	3,114	2,676
Forward exchange contracts	2	102	-

Total liabilities at fair value		$11,316	$2,676

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

Contingent consideration liability represents the estimated value (using a market approach) of future payments to be made to previous owners of an acquired business (see Note 11).

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $330 million as of March 27, 2015 and $330 million as of December 26, 2014. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.	On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. HiP had sales of $38 million in 2014. Results of HiP operations, including $7 million of sales, have been included in the Company’s Process segment from the date of acquisition.

Purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values, subject to post-closing adjustments, as follows (in thousands):

Cash and cash equivalents	$1,904
Accounts receivable	4,714
Inventories	7,605
Other current assets	69
Property, plant and equipment	1,962
Deferred income taxes	1,840
Identifiable intangible assets	60,100
Goodwill	86,623

Total assets acquired	164,817
Liabilities assumed	(3,414)

Net assets acquired	$161,403

Identifiable intangible assets and estimated useful life are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	47,100	12
Trade names	13,000	Indefinite

Total identifiable intangible assets	$60,100

Approximately two-thirds of the goodwill acquired with HiP is deductible for tax purposes.

On January 2, 2015 the Company acquired White Knight Fluid Handling for $16 million cash and a commitment for additional consideration if future revenues exceed certain thresholds, valued at $8 million. The maximum payout is not limited. White Knight designs and manufactures high purity, metal-free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics. The products, brands and distribution channels of White Knight expand and complement the offerings of the Company’s Process segment. The purchase price was allocated based on estimated fair values, including $12 million of goodwill, $9 million of other identifiable intangible assets and $3 million of net tangible assets.

Post-closing working capital adjustments that completed the Alco purchase price allocation, acquired in the fourth quarter of 2014, resulted in a $4 million addition to goodwill in the first quarter of 2015.

The Company completed another acquisition in 2015 that was not material to the consolidated financial statements.

12.	In March 2015, the FTC approved the Company’s application to sell the Liquid Finishing business assets it acquired in 2012. The sale was completed on April 1, 2015 in a $590 million cash transaction, subject to customary post-closing adjustments. The Company used proceeds from the sale to repay approximately $500 million of debt, including $40 million drawn on a short-term credit agreement that expired upon closing of the sale transaction.

The Liquid Finishing business assets were held as a cost-method investment on Graco’s balance sheet, and income was recognized based on dividends received from current earnings. The Company received dividends of $30 million in the first quarter of 2015 and $4 million in the comparable period of 2014. Dividends for the full year totaled $28 million in 2014 and $28 million in 2013.

Item 2.	GRACO INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid and coating materials. Management classifies the Company’s business into three reportable segments: Industrial, Process and Contractor. Key strategies include developing and marketing new products, expanding distribution globally, opening new markets with technology and channel expansion and completing strategic acquisitions.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014	% Change

Net Sales	$306.5	$290.0	6%
Operating Earnings	$65.2	$74.7	(13) %
Net Earnings	$68.8	$50.7	36%
Diluted Net Earnings per Common Share	$1.14	$0.81	41%

The following table presents components of changes in sales:

Year-to-Date
	Segment			Region
	Industrial	Process	Contractor	Americas	EMEA	Asia Pacific	Total
Volume and Price	(1) %	5%	16%	12%	- %	(10) %	5%
Acquisitions	- %	27%	- %	5%	8%	4%	5%
Currency	(5) %	(4) %	(4) %	(1) %	(14) %	(3) %	(4) %

Total	(6) %	28%	12%	16%	(6) %	(9) %	6%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014

Americas[1]	$184.8	$158.8
EMEA[2]	68.8	73.4
Asia Pacific	52.9	57.8

Consolidated	$306.5	$290.0

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Changes in currency translation rates reduced sales and net earnings by approximately $13 million and $4 million, respectively, for the quarter.

Sales increased 6 percent, with a 16 percent increase in the Americas and decreases of 6 percent in EMEA and 9 percent in Asia Pacific. Sales from operations acquired in the fourth quarter of 2014 and the first quarter of 2015 totaled $15 million, contributing 5 percentage points of growth. Organic sales at consistent translation rates increased 5 percent, with a 12 percent increase in the Americas, flat in EMEA, and a 10 percent decrease in Asia Pacific.

Gross profit margin rate was 53 percent, down 2 percentage points from the comparable period last year. Changes in currency translation rates accounted for more than half of the decrease. Effects of purchase accounting totaling approximately $3 million and changes in mix also contributed to the decrease.

Total operating expenses were $12 million (15 percent) higher than the comparable period last year. The increase included expenses of acquired operations totaling $6 million, incremental spending related to regional expansion and product initiatives of $2 million, Contractor marketing and new product launch costs of $2 million and additional unallocated corporate expense (mostly pension, stock compensation and new central warehouse) totaling $2 million.

Held separate investment income, net included dividends received from the Liquid Finishing businesses that were held separate from the Company’s other businesses. First quarter dividend income was $30 million in 2015 and $4 million in 2014.

The effective income tax rate of 22 percent for the quarter was 9 percentage points lower than the comparable period last year, mostly due to the impact of higher post-tax dividend income.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014

Net sales (in millions)
Americas	$67.8	$65.7
EMEA	41.0	47.6
Asia Pacific	34.5	38.7

Total	$143.3	$152.0

Operating earnings as a percentage of net sales	30%	32%

Industrial segment sales decreased 6 percent (1 percent at consistent translation rates). Sales in this segment increased 3 percent in the Americas and decreased 14 percent in EMEA (1 percent at consistent translation rates) and 11 percent in Asia Pacific (8 percent at consistent translation rates). Operating margin rate for the Industrial segment decreased 2 percentage points compared to last year, driven by changes in currency translation rates and higher expenses relative to sales.

Process

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014

Net sales (in millions)
Americas	$42.9	$34.5
EMEA	13.9	9.4
Asia Pacific	10.9	9.1

Total	$67.7	$53.0

Operating earnings as a percentage of net sales	16%	24%

Process segment sales increased 28 percent (32 percent at consistent translation rates), including double-digit percentage increases in all regions. Nearly all of the sales increase was from acquired operations including Alco Valves (acquired fourth quarter of 2014), White Knight Fluid Handling and High Pressure Equipment (both acquired in January 2015). Changes in currency translation rates and incremental investment in oil and natural gas products led to the decrease in operating margin rate for this segment.

Contractor

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014

Net sales (in millions)
Americas	$74.2	$58.5
EMEA	13.9	16.4
Asia Pacific	7.4	10.0

Total	$95.5	$84.9

Operating earnings as a percentage of net sales	20%	21%

Contractor segment sales increased 12 percent (16 percent at consistent translation rates). Sales increased 27 percent in the Americas and decreased 15 percent in EMEA (2 percent at consistent translation rates) and decreased 26 percent in Asia Pacific (23 percent at consistent translation rates). Operating margin rate in the Contractor segment decreased by one percentage point mostly due to changes in currency translation rates and $2 million additional marketing spending, including new product launch costs and other volume-related increases.

Liquidity and Capital Resources

Net cash provided by operating activities was $47 million in 2015, a $19 million increase over the comparable period of 2014, due mostly to the increase in net earnings. Accounts receivable and inventory balances have increased since the end of 2014 due to acquisitions and increases in business activity. In the first quarter, the Company used borrowings under its credit agreements and operating cash flow to fund business acquisitions totaling $183 million, purchases of Company common stock of $47 million and dividends of $18 million paid to shareholders.

In January 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. The Company also acquired White Knight Fluid Handling, a manufacturer of high purity, metal-free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics.

At March 27, 2015, the Company had various lines of credit totaling $588 million, of which $70 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2015.

Subsequent Event - Divestiture

In March 2015, the FTC approved the Company’s application to sell the Liquid Finishing business assets it acquired in 2012. The sale was completed on April 1, 2015 in a $590 million cash transaction, subject to customary post-closing adjustments. The Company used proceeds from the sale to repay approximately $500 million of debt, including $40 million drawn on a short-term credit agreement that expired upon closing of the sale transaction. The Company expects to use the remaining proceeds from the sale for ongoing share repurchases and to make investments in strategic acquisitions that provide synergistic opportunities.

The Liquid Finishing business assets were held separate as a cost-method investment on Graco’s balance sheet, and income was recognized based on dividends received from current earnings. The Company received dividends of $30 million in the first quarter of 2015 and $4 million in the comparable period of 2014. Dividends for the full year totaled $28 million in 2014 and $28 million in 2013.

Results excluding Liquid Finishing investment income and expense are a better measure of the Company’s on-going operations and provide a more consistent base of comparison to future results. A calculation of the non-GAAP measurement of net earnings excluding investment income and expense follows (in millions except per share amounts):

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Net Earnings	$68.8	$50.7

Held separate investment (income), net	(29.7)	(3.8)

Adjusted Net Earnings	$39.1	$46.9

Diluted earnings per share
Including investment income, net	$1.14	$0.81
Excluding investment income, net	0.65	0.75

Outlook

We remain committed to achieving mid-single digit organic sales growth, on a constant currency basis, for the full year 2015 as well as growth in every reportable segment and geography. Continued investments in our long-term growth initiatives are a priority in 2015, which support our organic sales growth expectations but will hamper near-term profitability. Ongoing currency headwinds and geopolitical instability remain a concern. At current exchange rates, unfavorable changes in foreign currency translation rates create a full-year headwind of approximately 5 percent on sales and 11 percent on earnings in 2015.

SAFE HARBOR CAUTIONARY STATEMENT

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-Q and our Form 10-K and Form 8-Ks, and other disclosures, including our 2014 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; economic conditions in the United States and other major world economies; changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; political instability; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction and automotive industries; and natural disasters. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2014 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com/ir and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2014 Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the deletion of the risk factor relating to our divestiture of the Liquid Finishing business assets acquired from ITW as the divestiture was completed April 1, 2015.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Dec 27, 2014 – Jan 23, 2015	180,000	$ 78.55	180,000	2,277,377

Jan 24, 2015 – Feb 20, 2015	190,000	$ 73.48	190,000	2,087,377

Feb 21, 2015 – Mar 27, 2015	250,000	$ 74.11	250,000	1,837,377

Item 6.   Exhibits

2.1	Amendment No. 1 to Asset Purchase Agreement entered into as of March 6, 2015 by and among Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on March 9, 2015.)

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 22, 2015.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        GRACO INC.

Date:	April 22, 2015	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2015	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 22, 2015	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)