Form 10-Q
period 2015-06-26
GRACO INC
filed 2015-07-23
CIK 42888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 26, 2015

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

      Yes                             No          X

57,729,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 15, 2015.

PART I     Item 1.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net Sales	$335,489	$322,549	$641,942	$612,511
Cost of products sold	154,866	145,699	299,190	276,349

Gross Profit	180,623	176,850	342,752	336,162
Product development	14,907	13,405	30,197	26,564
Selling, marketing and distribution	50,126	49,503	101,550	95,845
General and administrative	31,699	28,094	61,883	53,200

Operating Earnings	83,891	85,848	149,122	160,553
Interest expense	4,125	4,676	9,428	9,264
Held separate investment (income), net	(158,833)	(10,562)	(188,356)	(14,237)
Other expense (income), net	(438)	(202)	272	45

Earnings Before Income Taxes	239,037	91,936	327,778	165,481
Income taxes	66,400	25,700	86,300	48,500

Net Earnings	$172,637	$66,236	$241,478	$116,981

Per Common Share
Basic net earnings	$2.96	$1.10	$4.12	$1.93
Diluted net earnings	$2.90	$1.07	$4.02	$1.88
Cash dividends declared	$0.30	$0.28	$0.60	$0.55

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net Earnings	$172,637	$66,236	$241,478	$116,981
Other comprehensive income (loss)
Cumulative translation adjustment	12,404	(1,908)	9,393	(1,994)
Pension and postretirement medical liability adjustment	1,919	1,225	4,357	2,413
Income taxes
Pension and postretirement medical liability adjustment	(739)	(436)	(1,641)	(864)

Other comprehensive income (loss)	13,584	(1,119)	12,109	(445)

Comprehensive Income	$186,221	$65,117	$253,587	$116,536

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 26, 2015	Dec 26, 2014
ASSETS
Current Assets
Cash and cash equivalents	$44,258	$23,656
Accounts receivable, less allowances of $9,300 and $8,100	262,722	214,944
Inventories	194,568	159,797
Deferred income taxes	21,317	19,969
Investment in businesses held separate	-	421,767
Other current assets	12,277	19,374

Total current assets	535,142	859,507

Property, Plant and Equipment
Cost	447,367	433,751
Accumulated depreciation	(275,968)	(272,521)

Property, plant and equipment, net	171,399	161,230

Goodwill	403,529	292,574
Other Intangible Assets, net	244,234	176,278
Deferred Income Taxes	38,357	28,982
Other Assets	26,247	26,207

Total Assets	$1,418,908	$1,544,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$10,354	$5,016
Trade accounts payable	45,145	39,306
Salaries and incentives	38,589	40,775
Dividends payable	17,400	17,790
Other current liabilities	122,284	71,593

Total current liabilities	233,772	174,480

Long-term Debt	300,410	615,000
Retirement Benefits and Deferred Compensation	138,042	136,812
Deferred Income Taxes	22,854	22,454
Other non-current liabilities	11,475	-

Shareholders’ Equity
Common stock	57,817	59,199
Additional paid-in-capital	399,499	384,704
Retained earnings	343,666	252,865
Accumulated other comprehensive income (loss)	(88,627)	(100,736)

Total shareholders’ equity	712,355	596,032

Total Liabilities and Shareholders’ Equity	$1,418,908	$1,544,778

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014
Cash Flows From Operating Activities
Net Earnings	$241,478	$116,981
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	21,969	18,327
Deferred income taxes	(11,324)	(5,710)
Share-based compensation	10,990	9,818
Excess tax benefit related to share-based payment arrangements	(700)	(2,300)
(Gain) loss on sale of business	(147,261)	-
Change in
Accounts receivable	(33,934)	(42,019)
Inventories	(24,540)	(9,806)
Trade accounts payable	7,879	6,219
Salaries and incentives	(8,230)	(9,670)
Retirement benefits and deferred compensation	6,094	2,749
Other accrued liabilities	56,035	3,916
Other	(21,792)	(4,476)

Net cash provided by operating activities	96,664	84,029

Cash Flows From Investing Activities
Property, plant and equipment additions	(19,886)	(17,062)
Acquisition of businesses, net of cash acquired	(187,853)	(65,219)
Proceeds from sale of assets	589,808	-
Investment in businesses held separate	-	530
Other	(250)	(599)

Net cash provided by (used in) investing activities	381,819	(82,350)

Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	5,336	2,659
Borrowings on long-term line of credit	458,540	325,665
Payments on long-term line of credit	(773,130)	(211,275)
Payments of debt issuance costs	-	(890)
Excess tax benefit related to share-based payment arrangements	700	2,300
Common stock issued	14,511	17,792
Common stock repurchased	(130,635)	(93,820)
Cash dividends paid	(35,339)	(33,485)

Net cash provided by (used in) financing activities	(460,017)	8,946

Effect of exchange rate changes on cash	2,136	(813)

Net increase (decrease) in cash and cash equivalents	20,602	9,812
Cash and cash equivalents
Beginning of year	23,656	19,756

End of period	$44,258	$29,568

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 26, 2015 and the related statements of earnings for the thirteen and twenty-six weeks ended June 26, 2015 and June 27, 2014, and cash flows for the twenty-six weeks ended June 26, 2015 and June 27, 2014 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 26, 2015, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Net earnings available to common shareholders	$172,637	$66,236	$241,478	$116,981

Weighted average shares outstanding for basic earnings per share	58,235	60,453	58,608	60,637

Dilutive effect of stock options computed using the treasury stock method and the average market price	1,387	1,575	1,436	1,596

Weighted average shares outstanding for diluted earnings per share	59,622	62,028	60,044	62,233

Basic earnings per share	$2.96	$1.10	$4.12	$1.93

Diluted earnings per share	$2.90	$1.07	$4.02	$1.88

Stock options to purchase 1,357,000 and 876,000 shares were not included in the June 26, 2015 and June 27, 2014 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.	Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Outstanding, December 26, 2014	4,975	$44.72	3,318	$34.86
Granted	537	74.23
Exercised	(109)	34.55
Canceled	(11)	71.93

Outstanding, June 26, 2015	5,392	$47.81	3,726	$37.92

The Company recognized year-to-date share-based compensation of $11.0 million in 2015 and $9.8 million in 2014. As of June 26, 2015, there was $17.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014
Expected life in years	6.5	6.5
Interest rate	1.7%	2.0%
Volatility	35.1%	36.1%
Dividend yield	1.6%	1.5%
Weighted average fair value per share	$23.22	$24.83

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

	Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014
Expected life in years	1.0	1.0
Interest rate	0.2%	0.1%
Volatility	18.9%	21.4%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$16.51	$17.81

In April 2015, shareholders of the Company approved the Graco Inc. 2015 Stock Incentive Plan. The plan provides for issuance of up to 3.5 million shares of Graco common stock.

Shares authorized for issuance under stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of June 26, 2015
Stock Incentive Plan (2015)	3,500	3,460
Employee Stock Purchase Plan (2006)	7,000	4,928

Total	10,500	8,388

Amounts available for future issuance exclude outstanding options. Options outstanding as of June 26, 2015 include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

4.	The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Pension Benefits
Service cost	$1,907	$1,697	$4,003	$3,439
Interest cost	3,605	3,940	7,380	8,076
Expected return on assets	(4,659)	(5,211)	(9,576)	(10,630)
Amortization and other	2,426	1,355	4,779	2,688

Net periodic benefit cost	$3,279	$1,781	$6,586	$3,573

Postretirement Medical
Service cost	$150	$125	$300	$250
Interest cost	227	278	453	555
Amortization	(101)	(126)	(202)	(254)

Net periodic benefit cost	$276	$277	$551	$551

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Thirteen Weeks Ended
June 27, 2014
Beginning balance	$(49,372)	$3,697	$(45,675)
Other comprehensive income before reclassifications	-	(1,908)	(1,908)
Amounts reclassified from accumulated other comprehensive income	789	-	789

Ending balance	$(48,583)	$1,789	$(46,794)

Thirteen Weeks Ended
June 26, 2015
Beginning balance	$(75,048)	$(27,163)	$(102,211)
Other comprehensive income before reclassifications	-	12,404	12,404
Amounts reclassified from accumulated other comprehensive income	1,180	-	1,180

Ending balance	$(73,868)	$(14,759)	$(88,627)

Twenty-six Weeks Ended
June 27, 2014
Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income before reclassifications	-	(1,994)	(1,994)
Amounts reclassified from accumulated other comprehensive income	1,549	-	1,549

Ending balance	$(48,583)	$1,789	$(46,794)

Twenty-six Weeks Ended
June 26, 2015
Beginning balance	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income before reclassifications	-	9,393	9,393
Amounts reclassified from accumulated other comprehensive income	2,716	-	2,716

Ending balance	$(73,868)	$(14,759)	$(88,627)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Cost of products sold	$707	$440	$1,645	$876
Product development	319	195	702	382
Selling, marketing and distribution	529	354	1,232	689
General and administrative	364	236	778	466

Total before tax	$1,919	$1,225	$4,357	$2,413
Income tax (benefit)	(739)	(436)	(1,641)	(864)

Total after tax	$1,180	$789	$2,716	$1,549

On May 11, 2015, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $60 million, the financial institution delivered 742,880 shares of Company common stock with a fair value of $54 million. The total number of shares ultimately delivered under the ASR is determined at the end of the purchase period (up to three months, but not less than one month) based on the volume weighted-average price (“VWAP”) of the Company’s common stock during that period. If there were no change in the market price of the Company’s stock during the purchase period, the Company would receive approximately 90,000 additional shares at the end of the purchase period.

The Company accounted for the up-front payment as a reduction of shareholders’ equity in the period made. Shares received under the ASR were retired and reflected as a reduction of outstanding shares on the date delivered for purposes of calculating earnings per share. The forward contract aspect of the ASR met all of the applicable criteria for equity classification, and therefore, was accounted for as a derivative indexed to the Company’s equity.

Subsequent to the end of the second quarter, the purchase period ended and the Company received an additional 94,515 shares to complete the ASR at an average realized price of $71.65 per share.

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

The Industrial segment includes our Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles, and various other industries.

The Process segment includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, waste water, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, electronics, waste water, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

The Contractor segment remains unchanged. The Contractor segment markets sprayers for architectural coatings for painting, corrosion control, texture, and line striping.

Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net Sales
Industrial	$153,502	$156,578	$296,768	$308,624
Process	71,946	54,850	139,627	107,860
Contractor	110,041	111,121	205,547	196,027

Total	$335,489	$322,549	$641,942	$612,511

Operating Earnings
Industrial	$50,738	$50,892	$93,678	$99,997
Process	13,988	13,572	24,486	26,215
Contractor	27,040	28,289	46,415	46,539
Unallocated corporate (expense)	(7,875)	(6,905)	(15,457)	(12,198)

Total	$83,891	$85,848	$149,122	$160,553

Assets by segment were as follows (in thousands):

	June 26, 2015	Dec 26, 2014

Industrial	$567,759	$548,868
Process	499,113	304,903
Contractor	214,092	176,757
Unallocated corporate	137,944	514,250

Total	$1,418,908	$1,544,778

Unallocated corporate assets decreased due to the sale of the Liquid Finishing assets in the second quarter of 2015 (see note 12).

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales (based on customer location)
United States	$170,921	$156,160	$330,249	$290,082
Other countries	164,568	166,389	311,693	322,429

Total	$335,489	$322,549	$641,942	$612,511

	June 26, 2015	Dec 26, 2014
Long-lived assets
United States	$140,935	$131,131
Other countries	30,464	30,099

Total	$171,399	$161,230

7.	Major components of inventories were as follows (in thousands):

	June 26, 2015	Dec 26, 2014

Finished products and components	$108,684	$87,384
Products and components in various stages of completion	49,864	47,682
Raw materials and purchased components	82,105	69,212

	240,653	204,278
Reduction to LIFO cost	(46,085)	(44,481)

Total	$194,568	$159,797

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 26, 2015
Customer relationships	3 - 14	$197,823	$(29,364)	$(4,368)	$164,091
Patents, proprietary technology and product documentation	3 - 11	20,499	(8,134)	(318)	12,047
Trademarks, trade names and other	5	495	(91)	(42)	362

		218,817	(37,589)	(4,728)	176,500
Not Subject to Amortization:
Brand names		69,165	-	(1,431)	67,734

Total		$287,982	$(37,589)	$(6,159)	$244,234

December 26, 2014
Customer relationships	3 - 14	$143,144	$(21,948)	$(7,334)	$113,862
Patents, proprietary technology and product documentation	3 - 11	18,268	(7,126)	(655)	10,487
Trademarks, trade names and other	5	175	(44)	-	131

		161,587	(29,118)	(7,989)	124,480
Not Subject to Amortization:
Brand names		55,265	-	(3,467)	51,798

Total		$216,852	$(29,118)	$(11,456)	$176,278

Amortization of intangibles for the quarter was $4.4 million in 2015 and $2.7 million in 2014 and for the year-to-date was $8.5 million in 2015 and $5.8 million in 2014. Estimated annual amortization expense is as follows: $17.4 million in 2015, $17.6 million in 2016, $17.3 million in 2017, $17.0 million in 2018, $16.9 million in 2019 and $98.8 million thereafter.

Changes in the carrying amount of goodwill in 2015 were as follows (in thousands):

	Industrial	Process	Contractor	Total
Beginning balance	$188,273	$91,569	$12,732	$292,574
Additions from business acquisitions	5,037	101,730	-	106,767
Foreign currency translation	2,846	1,342	-	4,188

Ending balance	$196,156	$194,641	$12,732	$403,529

9.	Components of other current liabilities were (in thousands):

	June 26, 2015	Dec 26, 2014

Accrued self-insurance retentions	$7,371	$7,089
Accrued warranty and service liabilities	7,641	7,609
Accrued trade promotions	5,830	7,697
Payable for employee stock purchases	4,951	9,126
Customer advances and deferred revenue	15,763	8,918
Income taxes payable	48,104	5,997
Other	32,624	25,157

Total other current liabilities	$122,284	$71,593

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Twenty-six Weeks Ended June 26, 2015	Year Ended Dec 26, 2014

Balance, beginning of year	$7,609	$7,771
Assumed in business acquisition	-	12
Charged to expense	3,169	6,069
Margin on parts sales reversed	1,035	1,920
Reductions for claims settled	(4,172)	(8,163)

Balance, end of period	$7,641	$7,609

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 26, 2015	Dec 26, 2014
Assets
Cash surrender value of life insurance	2	$13,597	$13,187
Forward exchange contracts	2	-	280

Total assets at fair value		$13,597	$13,467

Liabilities
Contingent consideration	3	$8,100	$-
Deferred compensation	2	3,205	2,676
Forward exchange contracts	2	62	-

Total liabilities at fair value		$11,367	$2,676

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $330 million as of June 26, 2015 and $330 million as of December 26, 2014. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.	On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. HiP had sales of $38 million in 2014. Results of HiP operations, including $15 million of sales, have been included in the Company’s Process segment from the date of acquisition.

Purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$1,904
Accounts receivable	4,714
Inventories	7,605
Other current assets	69
Property, plant and equipment	1,962
Deferred income taxes	1,840
Identifiable intangible assets	60,100
Goodwill	86,149

Total assets acquired	164,343
Liabilities assumed	(3,414)

Net assets acquired	$160,929

Post-closing working capital adjustments that completed the HIP purchase price allocation resulted in a $0.5 million reduction of goodwill in the second quarter of 2015.

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

The Company completed other acquisitions in 2015 that were not material to the consolidated financial statements.

12.	In April 2015, the Company sold the Liquid Finishing assets acquired in 2012 that were held as a cost-method investment. Selling price was $590 million cash, subject to customary post-closing adjustments. The $147 million pre-tax gain on the sale, net of transaction and other related expenses, was included in investment income in the Company’s consolidated statements of earnings. Prior to the sale, income was recognized on dividends received from after-tax earnings of Liquid Finishing and also included in investment income. Dividend income for the quarter totaled $12 million in 2015 and $11 million in 2014. Year-to-date dividend income was $42 million in 2015 and $15 million in 2014.

13.	The effective income tax rate was 28 percent for the quarter, consistent with the comparable period last year, and 26 percent for the year-to-date, down 3 percentage points compared to last year. In the second quarter, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. The change in assertion decreased deferred income taxes related to undistributed foreign earnings by $7 million and reduced the effective tax rate compared to last year. The tax rate effects of the gain on the sale of the Liquid Finishing assets offset the effects of the foreign earnings reinvestment assertion. Higher post-tax dividend income and an additional non-recurring tax benefit of $2 million further reduced the year-to-date effective tax rate.

Item 2.	GRACO INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	% Change	June 26, 2015	June 27, 2014	% Change

Net Sales	$335.5	$322.5	4%	$641.9	$612.5	5%
Operating Earnings	$83.9	$85.8	(2)%	$149.1	$160.6	(7)%
Net Earnings	$172.6	$66.2	161%	$241.5	$117.0	106%
Diluted Net Earnings per Common Share	$2.90	$1.07	171%	$4.02	$1.88	114%

In April 2015, the Company sold the Liquid Finishing business assets acquired in 2012. Held separate investment income includes the net gain on sale of $147 million and dividends of $12 million for the quarter and $42 million year-to-date. Net earnings include after-tax net gain on the sale and dividend income totaling $110 million ($1.85 per diluted share) for the quarter and $139 million ($2.32 per diluted share) for the year-to-date. Net earnings in 2014 included after-tax net investment income of $11 million ($0.18 per diluted share) for the quarter and $15 million ($0.23 per diluted share) for the year-to-date. No further Liquid Finishing dividends will be received.

Results excluding Liquid Finishing investment income and expense are a better measure of the Company’s on-going operations and provide a more consistent base of comparison to future results. A calculation of the non-GAAP measurement of net earnings excluding investment income and expense follows (in millions except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Net Earnings, as reported	$172.6	$66.2	$241.5	$117.0
Held separate investment (income), net	(158.8)	(10.6)	(188.4)	(14.2)
Income tax effect	49.1	(0.2)	48.9	(0.3)

Net Earnings, adjusted	$62.9	$55.4	$102.0	$102.5

Diluted earnings per share
As reported	$2.90	$1.07	$4.02	$1.88
Adjusted	1.05	0.89	1.70	1.65

The following table presents components of changes in sales:

Quarter
	Segment			Region
	Industrial	Process	Contractor	Americas	EMEA	Asia Pacific	Total
Volume and Price	3%	4%	3%	3%	1%	5%	3%
Acquisitions	1%	32%	- %	5%	9%	8%	6%
Currency	(6) %	(5) %	(4) %	(1) %	(15) %	(5) %	(5) %

Total	(2) %	31%	(1) %	7%	(5) %	8%	4%

Year-to-Date
	Segment			Region
	Industrial	Process	Contractor	Americas	EMEA	Asia Pacific	Total
Volume and Price	1%	4%	9%	7%	- %	(2) %	4%
Acquisitions	1%	30%	- %	5%	9%	6%	6%
Currency	(6) %	(5) %	(4) %	(1) %	(15) %	(4) %	(5) %

Total	(4) %	29%	5%	11%	(6) %	- %	5%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Americas[1]	$197.3	$184.8	$382.1	$343.6
EMEA[2]	75.6	79.7	144.4	153.1
Asia Pacific	62.6	58.0	115.4	115.8

Consolidated	$335.5	$322.5	$641.9	$612.5

1 North and South America, including the U.S.

2 Europe, Middle East and Africa

Changes in currency translation rates reduced sales and net earnings by approximately $17 million and $6 million, respectively, for the quarter and $30 million and $10 million, respectively for the year-to-date.

Sales for the quarter increased 4 percent, with increases in the Americas and Asia Pacific partially offset by a decrease in EMEA. Sales from operations acquired in the fourth quarter of 2014 and the first half of 2015 totaled $19 million for the quarter, contributing 6 percentage points of growth. Organic sales at consistent translation rates increased 3 percent, with increases of 3 percent in the Americas, 1 percent in EMEA and 5 percent in Asia Pacific.

Year-to-date sales increased 5 percent, with a double digit percentage increase in the Americas partially offset by decreases in EMEA and Asia Pacific. Sales from acquired operations totaled $34 million, contributing 6 percentage points of growth. Organic sales at consistent translation rates increased 4 percent, including a 7 percent increase in the Americas, a slight increase in EMEA and a 2 percent decrease in Asia Pacific.

Gross profit margin rates for the quarter and year-to-date were lower than rates in the comparable periods last year due mostly to changes in currency translation rates. Lower average gross margin rates of acquired operations (including purchase accounting effects) decreased overall gross margin rates by approximately one-half percentage point for both the quarter and the year-to-date.

Total operating expenses for the quarter were $6 million (6 percent) higher than the second quarter last year. Year-to-date operating expenses were $18 million (10 percent) higher than last year. The increases included expenses of acquired operations totaling $7 million for the quarter and $13 million for the year-to-date. Spending related to regional and product expansion initiatives increased year-to-date expenses by approximately $3 million. Unallocated corporate expenses increased $1 million for the quarter and $3 million year-to-date, mostly from increases in pension, stock compensation and new central warehouse.

The effective income tax rate was 28 percent for the quarter, consistent with the comparable period last year, and 26 percent for the year-to-date, down 3 percentage points compared to last year. In the second quarter, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. The change in assertion decreased deferred income taxes related to undistributed foreign earnings by $7 million and reduced the effective tax rate compared to last year. The tax rate effects of the gain on the sale of the Liquid Finishing assets offset the effects of the foreign earnings reinvestment assertion. Higher post-tax dividend income and an additional non-recurring tax benefit of $2 million further reduced the year-to-date effective tax rate.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales (in millions)
Americas	$71.6	$69.4	$139.3	$135.1
EMEA	41.4	49.4	82.4	97.0
Asia Pacific	40.5	37.8	75.1	76.5

Total	$153.5	$156.6	$296.8	$308.6

Operating earnings as a percentage of net sales	33%	33%	32%	32%

Industrial segment sales for the quarter decreased 2 percent, but increased 4 percent at consistent translation rates. Sales in this segment increased 3 percent in the Americas, decreased 16 percent in EMEA (2 percent at consistent translation rates) and increased 7 percent in Asia Pacific (12 percent at consistent translation rates). Year-to-date sales decreased 4 percent, but increased 2 percent at consistent translation rates. Sales increased 3 percent in the Americas, decreased 15 percent in EMEA (1 percent at consistent translation rates) and decreased 2 percent in Asia Pacific (increased 2 percent at consistent translation rates). Operating margin rates for the Industrial segment for the quarter and year-to-date were consistent with last year.

Process

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales (in millions)
Americas	$44.4	$36.3	$87.3	$70.8
EMEA	14.9	9.0	28.8	18.4
Asia Pacific	12.6	9.6	23.5	18.7

Total	$71.9	$54.9	$139.6	$107.9

Operating earnings as a percentage of net sales	19%	25%	18%	24%

Process segment sales for the quarter increased 31 percent (36 percent at consistent translation rates), including double-digit percentage increases in all regions. Year-to-date sales in this segment increased 29 percent (34 percent at consistent translation rates). Most of the sales increases were from acquired operations including Alco Valves (acquired fourth quarter of 2014), White Knight Fluid Handling and High Pressure Equipment (both acquired in January 2015). Organic sales growth at consistent translation rates was 4 percent for both the quarter and the year-to-date. Lower average profit margins of acquired operations, changes in currency translation rates and incremental investment in oil and natural gas products led to decreases in operating margin rates for this segment.

Contractor

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales (in millions)
Americas	$81.3	$79.2	$155.5	$137.7
EMEA	19.3	21.3	33.2	37.7
Asia Pacific	9.4	10.6	16.8	20.6

Total	$110.0	$111.1	$205.5	$196.0

Operating earnings as a percentage of net sales	25%	25%	23%	24%

Contractor segment sales for the quarter decreased 1 percent, but increased 3 percent at consistent translation rates, mostly in the Americas. Year-to-date sales in this segment increased 5 percent (9 percent at consistent translation rates). Sales increased 13 percent in the Americas, decreased 12 percent in EMEA (but increased 2 percent at consistent translation rates) and decreased 18 percent in Asia Pacific (15 percent at consistent translation rates). Operating margin rate for the quarter was consistent with the comparable period last year. Year-to-date operating margin rate decreased by one percentage point, mostly due to changes in currency translation rates and additional marketing spending, including new product launch costs and other volume-related increases.

Liquidity and Capital Resources

Net cash provided by operating activities was $97 million in 2015, a $13 million increase over the comparable period of 2014. Accounts receivable and inventory balances increased since the end of 2014 due to acquisitions, increases in business activity and inventory increases to improve customer service levels. Proceeds of $590 million from the sale of Liquid Finishing assets were principally used to retire debt. Other significant uses of cash in the first half of 2015 included business acquisitions totaling $188 million, purchases of Company common stock of $131 million and dividend payments to shareholders of $35 million.

In January 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. The Company also acquired White Knight Fluid Handling, a manufacturer of high purity, metal-free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics. The Company completed other acquisitions in the second quarter that were not material to the consolidated financial statements.

At June 26, 2015, the Company had various lines of credit totaling $549 million, of which $539 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2015.

Outlook

The Company continues to target mid-single-digit organic sales growth, on a constant currency basis, and growth in all reportable segments and regions for the full-year 2015. The Americas remains our strongest performing region and we are optimistic Contractor Americas will perform in the second half. Currency uncertainty and geopolitical instability continue to generate volatility and present challenges for EMEA and Asia Pacific growth. At current exchange rates, unfavorable changes in foreign currency translation rates create a full-year headwind of approximately 5 percent on sales and 11 percent on earnings in 2015.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; economic conditions in the United States and other major world economies; changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; political instability; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business as well as indemnification claims under our asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., and Finishing Brands Holdings Inc.; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction and automotive industries; and natural disasters. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2014 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the changes disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015 and except for the update to the “Legal Proceedings” risk factor as follows:

Legal Proceedings – Costs associated with claims, litigation, administrative proceedings and regulatory reviews, and potentially adverse outcomes, may affect our profitability.

As our Company grows, we are at an increased risk of being a target in litigation, administrative proceedings and regulatory reviews. We also may be exposed to litigation, claims for indemnification or other claims relating to acquisitions or the divestiture of the liquid finishing business assets under the asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., and Finishing Brands Holdings Inc. The cost of defending such matters appears to be increasing, particularly in the United States. We may also need to pursue claims or litigation to protect our interests. Such costs may adversely affect our Company’s profitability. Our businesses expose us to potential toxic tort, product liability and commercial claims. Successful claims against the Company may adversely affect our results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 14, 2012, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization expires on September 30, 2015. On April 24, 2015, the Board of Directors authorized the purchase of up to an additional 6,000,000 shares over an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)

Mar 28, 2015 – Apr 24, 2015	190,000	$71.68	190,000	7,647,377

Apr 25, 2015 – May 22, 2015	110,000	$72.27	110,000	7,537,377

May 2015 ASR (1)	742,880	(1)	742,880	6,794,497

May 23, 2015 – Jun 26, 2015	-	$-	-	6,794,497

(1)	On May 11, 2015, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $60 million, the financial institution delivered 742,880 shares of Company common stock with a fair value of $54 million. The total number of shares ultimately delivered and the average price per share will be determined at the end of the purchase period (up to three months, but not less than one month) based on the volume weighted-average price of the Company’s common stock during that period. Subsequent to the end of the second quarter, the purchase period ended and the Company received an additional 94,515 shares to complete the ASR at an average realized price of $71.65 per share.

Item 6.   Exhibits

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated July 22, 2015.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 22, 2015	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2015	By:	/s/ James A. Graner
James A. Graner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 22, 2015	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)