Form 10-Q
period 2015-09-25
GRACO INC
filed 2015-10-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 25, 2015
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
Yes                             No          X

55,913,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 14, 2015.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net Sales	$318,986	$302,614	$960,928	$915,125
Cost of products sold	148,790	136,800	447,980	413,149
Gross Profit	170,196	165,814	512,948	501,976
Product development	14,783	13,785	44,980	40,349
Selling, marketing and distribution	48,374	47,466	149,924	143,311
General and administrative	30,112	25,656	91,995	78,856
Operating Earnings	76,927	78,907	226,049	239,460
Interest expense	4,025	4,566	13,453	13,830
Held separate investment (income), net	(2,388)	(8,520)	(190,744)	(22,757)
Other expense (income), net	1,389	310	1,661	355
Earnings Before Income Taxes	73,901	82,551	401,679	248,032
Income taxes	23,210	23,000	109,510	71,500
Net Earnings	$50,691	$59,551	$292,169	$176,532
Per Common Share
Basic net earnings	$0.88	$0.99	$5.02	$2.92
Diluted net earnings	$0.86	$0.97	$4.90	$2.85
Cash dividends declared	$0.30	$0.28	$0.90	$0.83
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net Earnings	$50,691	$59,551	$292,169	$176,532
Other comprehensive income (loss)
Cumulative translation adjustment	(13,572)	(12,888)	(4,179)	(14,882)
Pension and postretirement medical liability adjustment	2,537	1,463	6,894	3,876
Income taxes
Pension and postretirement medical liability adjustment	(837)	(490)	(2,478)	(1,354)
Other comprehensive income (loss)	(11,872)	(11,915)	237	(12,360)
Comprehensive Income	$38,819	$47,636	$292,406	$164,172
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	Sep 25, 2015	Dec 26, 2014
ASSETS
Current Assets
Cash and cash equivalents	$51,913	$23,656
Accounts receivable, less allowances of $10,200 and $8,100	229,504	214,944
Inventories	197,215	159,797
Deferred income taxes	21,451	19,969
Investment in businesses held separate	—	421,767
Other current assets	19,797	19,374
Total current assets	519,880	859,507
Property, Plant and Equipment
Cost	452,370	433,751
Accumulated depreciation	(280,145)	(272,521)
Property, plant and equipment, net	172,225	161,230
Goodwill	397,322	292,574
Other Intangible Assets, net	233,858	176,278
Deferred Income Taxes	39,435	28,982
Other Assets	24,679	26,207
Total Assets	$1,387,399	$1,544,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$9,243	$5,016
Trade accounts payable	50,231	39,306
Salaries and incentives	43,612	40,775
Dividends payable	17,100	17,790
Other current liabilities	84,161	71,593
Total current liabilities	204,347	174,480
Long-term Debt	375,000	615,000
Retirement Benefits and Deferred Compensation	137,987	136,812
Deferred Income Taxes	22,084	22,454
Other non-current liabilities	11,489	—
Shareholders’ Equity
Common stock	56,238	59,199
Additional paid-in-capital	396,140	384,704
Retained earnings	284,613	252,865
Accumulated other comprehensive income (loss)	(100,499)	(100,736)
Total shareholders’ equity	636,492	596,032
Total Liabilities and Shareholders’ Equity	$1,387,399	$1,544,778
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014
Cash Flows From Operating Activities
Net Earnings	$292,169	$176,532
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	33,286	27,621
Deferred income taxes	(13,723)	(7,079)
Share-based compensation	15,488	13,810
Excess tax benefit related to share-based payment arrangements	(1,200)	(3,700)
(Gain) loss on sale of business, net	(149,003)	—
Change in
Accounts receivable	(21,195)	(31,632)
Inventories	(28,648)	(12,889)
Trade accounts payable	3,124	2,058
Salaries and incentives	(2,759)	(3,323)
Retirement benefits and deferred compensation	8,802	3,813
Other accrued liabilities	19,556	7,661
Other	(20,665)	(2,468)
Net cash provided by operating activities	135,232	170,404
Cash Flows From Investing Activities
Property, plant and equipment additions	(28,860)	(25,284)
Acquisition of businesses, net of cash acquired	(187,853)	(65,219)
Proceeds from sale of assets	610,162	—
Investment in restricted assets	(8,580)	—
Investment in businesses held separate	—	530
Other	(43)	(991)
Net cash provided by (used in) investing activities	384,826	(90,964)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	4,265	(3,611)
Borrowings on long-term line of credit	595,400	485,230
Payments on long-term line of credit	(835,400)	(384,850)
Payments of debt issuance costs	—	(890)
Excess tax benefit related to share-based payment arrangements	1,200	3,700
Common stock issued	16,768	21,987
Common stock repurchased	(224,730)	(141,857)
Cash dividends paid	(52,658)	(50,007)
Net cash provided by (used in) financing activities	(495,155)	(70,298)
Effect of exchange rate changes on cash	3,354	(161)
Net increase (decrease) in cash and cash equivalents	28,257	8,981
Cash and cash equivalents
Beginning of year	23,656	19,756
End of period	$51,913	$28,737
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 25, 2015 and the related statements of earnings for the thirteen and thirty-nine weeks ended September 25, 2015 and September 26, 2014, and cash flows for the thirty-nine weeks ended September 25, 2015 and September 26, 2014 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 25, 2015, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net earnings available to common shareholders	$50,691	$59,551	$292,169	$176,532
Weighted average shares outstanding for basic earnings per share	57,325	59,928	58,180	60,401
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,339	1,614	1,410	1,602
Weighted average shares outstanding for diluted earnings per share	58,664	61,542	59,590	62,003
Basic earnings per share	$0.88	$0.99	$5.02	$2.92
Diluted earnings per share	$0.86	$0.97	$4.90	$2.85

Stock options to purchase 1,391,000 and 617,000 shares were not included in the September 25, 2015 and September 26, 2014 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

On May 11, 2015, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of$60 million, the financial institution delivered 742,880 shares of Company common stock with a fair value of $54 million. The total number of shares ultimately delivered under the ASR was determined at the end of the purchase period based on the volume weighted-average price of the Company’s common stock during that period. The purchase period ended in the third quarter and the Company received an additional 94,515 shares to complete the ASR at an average realized price of $71.65 per share.

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

3.	Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2014	4,975	$44.72	3,318	$34.86
Granted	543	74.19
Exercised	(171)	34.57
Canceled	(17)	72.14
Outstanding, September 25, 2015	5,330	$47.96	3,739	$38.55

The Company recognized year-to-date share-based compensation of $15.5 million in 2015 and $13.8 million in 2014. As of September 25, 2015, there was $13.6 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014
Expected life in years	6.5	6.5
Interest rate	1.7%	2.0%
Volatility	35.0%	36.1%
Dividend yield	1.6%	1.5%
Weighted average fair value per share	$23.18	$24.83

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

	Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014
Expected life in years	1.0	1.0
Interest rate	0.2%	0.1%
Volatility	18.9%	21.4%
Dividend yield	1.6%	1.4%
Weighted average fair value per share	$16.51	$17.81

In April 2015, shareholders of the Company approved the Graco Inc. 2015 Stock Incentive Plan. The plan provides for issuance of up to 3.5 million shares of Graco common stock.

Shares authorized for issuance under stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of Sep 25, 2015
Stock Incentive Plan (2015)	3,500	3,452
Employee Stock Purchase Plan (2006)	7,000	4,928
Total	10,500	8,380

Amounts available for future issuance exclude outstanding options. Options outstanding as of September 25, 2015, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

4.The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Pension Benefits
Service cost	$2,265	$1,707	$6,268	$5,146
Interest cost	3,741	3,909	11,121	11,985
Expected return on assets	(5,010)	(5,311)	(14,586)	(15,941)
Amortization and other	2,291	1,341	7,070	4,029
Net periodic benefit cost	$3,287	$1,646	$9,873	$5,219

Postretirement Medical
Service cost	$107	$115	$407	$365
Interest cost	263	181	716	736
Amortization	(63)	(229)	(265)	(483)
Net periodic benefit cost	$307	$67	$858	$618

5.	Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Thirteen Weeks Ended
September 26, 2014
Beginning balance	$(48,583)	$1,789	$(46,794)
Other comprehensive income before reclassifications	—	(12,888)	(12,888)
Amounts reclassified from accumulated other comprehensive income	973	—	973
Ending balance	$(47,610)	$(11,099)	$(58,709)

Thirteen Weeks Ended
September 25, 2015
Beginning balance	$(73,868)	$(14,759)	$(88,627)
Other comprehensive income before reclassifications	—	(13,572)	(13,572)
Amounts reclassified from accumulated other comprehensive income	1,700	—	1,700
Ending balance	$(72,168)	$(28,331)	$(100,499)

Thirty-nine Weeks Ended
September 26, 2014
Beginning balance	$(50,132)	$3,783	$(46,349)
Other comprehensive income before reclassifications	—	(14,882)	(14,882)
Amounts reclassified from accumulated other comprehensive income	2,522	—	2,522
Ending balance	$(47,610)	$(11,099)	$(58,709)

Thirty-nine Weeks Ended
September 25, 2015
Beginning balance	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income before reclassifications	—	(4,179)	(4,179)
Amounts reclassified from accumulated other comprehensive income	4,416	—	4,416
Ending balance	$(72,168)	$(28,331)	$(100,499)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Cost of products sold	$959	$536	$2,604	$1,412
Product development	418	234	1,120	616
Selling, marketing and distribution	718	427	1,950	1,116
General and administrative	442	266	1,220	732
Total before tax	$2,537	$1,463	$6,894	$3,876
Income tax (benefit)	(837)	(490)	(2,478)	(1,354)
Total after tax	$1,700	$973	$4,416	$2,522

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

Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net Sales
Industrial	$152,164	$150,481	$448,932	$459,105
Process	64,710	52,719	204,337	160,579
Contractor	102,112	99,414	307,659	295,441
Total	$318,986	$302,614	$960,928	$915,125
Operating Earnings
Industrial	$50,822	$49,167	$144,500	$149,164
Process	10,437	12,161	34,923	38,376
Contractor	24,135	23,358	70,550	69,897
Unallocated corporate (expense)	(8,467)	(5,779)	(23,924)	(17,977)
Total	$76,927	$78,907	$226,049	$239,460

Assets by segment were as follows (in thousands):

	Sep 25, 2015	Dec 26, 2014
Industrial	$557,592	$548,868
Process	483,788	304,903
Contractor	210,707	176,757
Unallocated corporate	135,312	514,250
Total	$1,387,399	$1,544,778

Unallocated corporate assets decreased due to the sale of the Liquid Finishing assets in the second quarter of 2015 (see Note 12).

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net sales (based on customer location)
United States	$166,602	$150,015	$496,851	$440,097
Other countries	152,384	152,599	464,077	475,028
Total	$318,986	$302,614	$960,928	$915,125

	Sep 25, 2015	Dec 26, 2014
Long-lived assets
United States	$142,478	$131,131
Other countries	29,747	30,099
Total	$172,225	$161,230

7.	Major components of inventories were as follows (in thousands):

	Sep 25, 2015	Dec 26, 2014
Finished products and components	$112,549	$87,384
Products and components in various stages of completion	52,183	47,682
Raw materials and purchased components	79,335	69,212
	244,067	204,278
Reduction to LIFO cost	(46,852)	(44,481)
Total	$197,215	$159,797

8.	Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
September 25, 2015
Customer relationships	3 - 14	$197,648	$(33,055)	$(8,187)	$156,406
Patents, proprietary technology and product documentation	3 - 11	20,274	(8,433)	(592)	11,249
Trademarks, trade names and other	5	495	(112)	(103)	280
		218,417	(41,600)	(8,882)	167,935
Not Subject to Amortization:
Brand names		69,164	—	(3,241)	65,923
Total		$287,581	$(41,600)	$(12,123)	$233,858

December 26, 2014
Customer relationships	3 - 14	$143,144	$(21,948)	$(7,334)	$113,862
Patents, proprietary technology and product documentation	3 - 11	18,268	(7,126)	(655)	10,487
Trademarks, trade names and other	5	175	(44)	—	131
		161,587	(29,118)	(7,989)	124,480
Not Subject to Amortization:
Brand names		55,265	—	(3,467)	51,798
Total		$216,852	$(29,118)	$(11,456)	$176,278

Amortization of intangibles for the quarter was $4.4 million in 2015 and $2.6 million in 2014 and for the year-to-date was $12.9 million in 2015 and $8.5 million in 2014. Estimated annual amortization expense is as follows: $17.2 million in 2015, $17.2 million in 2016, $16.9 million in 2017, $16.7 million in 2018, $16.4 million in 2019 and $96.4 million thereafter.

Changes in the carrying amount of goodwill in 2015 were as follows (in thousands):

	Industrial	Process	Contractor	Total
Beginning balance	$188,273	$91,569	$12,732	$292,574
Additions from business acquisitions	5,037	101,730	—	106,767
Foreign currency translation	(683)	(1,336)	—	(2,019)
Ending balance	$192,627	$191,963	$12,732	$397,322

Goodwill is reviewed for impairment annually in the fourth quarter and whenever events or changes in business circumstances indicate the carrying value of the goodwill may not be recoverable. In the last 12 months, the Company made investments in businesses with presence in Oil and Natural Gas markets. The Company has considered the impact of recent weakness in those markets on its investments and concluded that further impairment analysis was not required, however prolonged or deepened weakness could subject those investments to impairment in the future.

9.	Components of other current liabilities were (in thousands):

	Sep 25, 2015	Dec 26, 2014
Accrued self-insurance retentions	$7,300	$7,089
Accrued warranty and service liabilities	7,691	7,609
Accrued trade promotions	6,818	7,697
Payable for employee stock purchases	6,724	9,126
Customer advances and deferred revenue	15,390	8,918
Income taxes payable	7,448	5,997
Other	32,790	25,157
Total other current liabilities	$84,161	$71,593

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues.

Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	Thirty-nine Weeks Ended Sep 25, 2015	Year Ended Dec 26, 2014
Balance, beginning of year	$7,609	$7,771
Assumed in business acquisition	—	12
Charged to expense	5,008	6,069
Margin on parts sales reversed	1,406	1,920
Reductions for claims settled	(6,332)	(8,163)
Balance, end of period	$7,691	$7,609

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary established in 2015. At September 25, 2015, cash balances of $8 million were restricted to funding of the captive's loss reserves. Restricted cash is included within other current assets on the Company's Consolidated Balance Sheet.

10.	Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	Sep 25, 2015	Dec 26, 2014
Assets
Cash surrender value of life insurance	2	$12,289	$13,187
Forward exchange contracts	2	222	280
Total assets at fair value		$12,511	$13,467
Liabilities
Contingent consideration	3	$8,100	$—
Deferred compensation	2	3,029	2,676
Total liabilities at fair value		$11,129	$2,676

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $330 million as of September 25, 2015 and $330 million as of December 26, 2014. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.
On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships will enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. HiP had sales of $38 million in 2014. Results of HiP operations, including $22 million of sales, have been included in the Company’s Process segment from the date of acquisition.

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

12.
In April 2015, the Company sold the Liquid Finishing business assets acquired in 2012 that were held as a cost-method investment for a price of $610 million. Year-to-date held separate investment income includes the pre-tax gain on sale of $149 million, net of transaction and other related expenses. Net earnings for the quarter include after-tax net gain on the sale of $2 million from post-closing purchase price adjustments, and year-to-date after-tax gain and dividends totaling $141 million. Prior to the sale, income was recognized on dividends received from after-tax earnings of Liquid Finishing and also included in investment income. There was no dividend income in the third quarter of 2015 compared to $9 million in 2014. Year-to-date dividend income was $42 million in 2015 and $24 million in 2014. No further Liquid Finishing dividends will be received.

13.
The effective income tax rate was 31 percent for the quarter, up from 28 percent last year due to post-tax dividends that reduced the rate in the third quarter of 2014. The year-to-date effective income tax rate of 27 percent decreased 2 percentage points compared to last year. A change in the Company's assertion with respect to reinvestment of foreign earnings decreased deferred income taxes related to undistributed foreign earnings by $7 million and reduced the year-to-date effective tax rate compared to last year. Higher post-tax dividend income and an additional non-recurring tax benefit of $2 million further reduced the year-to-date effective tax rate. Those reductions were partially offset by the tax rate effects of the gain on the sale of the Liquid Finishing assets.

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

Consolidated Results
Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	% Change	Sep 25, 2015	Sep 26, 2014	% Change
Net Sales	$319.0	$302.6	5%	$960.9	$915.1	5%
Operating Earnings	76.9	78.9	(3)%	226.0	239.5	(6)%
Net Earnings	$50.7	$59.6	(15)%	$292.2	$176.5	66%
Diluted Net Earnings per Common Share	$0.86	$0.97	(11)%	$4.90	$2.85	72%

In April, the Company sold the Liquid Finishing business assets acquired in 2012. Year-to-date held separate investment income includes the pre-tax gain on sale of $149 million, net of transaction and other related expenses, and dividends of $42 million. Net earnings for the quarter include after-tax net gain on the sale of $2 million ($0.02 per diluted share) from post-closing purchase price adjustments, and year-to-date after-tax gain and dividends totaling $141 million ($2.36 per diluted share). Net earnings in 2014 included after-tax net investment income of $9 million ($0.14 per diluted share) for the quarter and $23 million ($0.38 per diluted share) for the year-to-date. No further Liquid Finishing dividends will be received.

Results excluding Liquid Finishing investment income and expense provide a more consistent base of comparison to future results. A calculation of the non-GAAP measurement of net earnings excluding investment income and expense follows (in millions except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net Earnings, as reported	$50.7	$59.6	$292.2	$176.5
Held separate investment (income), net	(2.4)	(8.5)	(190.7)	(22.8)
Income tax effect	0.8	(0.2)	49.7	(0.5)
Net Earnings, adjusted	$49.1	$50.9	$151.2	$153.2
Diluted earnings per share
As reported	$0.86	$0.97	$4.90	$2.85
Adjusted	$0.84	$0.83	$2.54	$2.47
The following table presents components of changes in sales:

	Quarter
	Segment			Region			Total
	Industrial	Process	Contractor	Americas	EMEA	Asia Pacific
Volume and Price	5%	(3)%	6%	5%	3%	3%	4%
Acquisitions	3%	31%	—%	5%	9%	9%	7%
Currency	(7)%	(5)%	(3)%	(2)%	(13)%	(7)%	(6)%
Total	1%	23%	3%	8%	(1)%	5%	5%

	Year-to-Date
	Segment			Region			Total
	Industrial	Process	Contractor	Americas	EMEA	Asia Pacific
Volume and Price	2%	2%	8%	7%	1%	(1)%	4%
Acquisitions	2%	30%	—%	4%	9%	7%	6%
Currency	(6)%	(5)%	(4)%	(1)%	(14)%	(5)%	(5)%
Total	(2)%	27%	4%	10%	(4)%	1%	5%

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Americas1	$190.0	$175.2	$572.1	$518.8
EMEA2	72.2	73.1	216.6	226.2
Asia Pacific	56.8	54.3	172.2	170.1
Consolidated	$319.0	$302.6	$960.9	$915.1

1 North and South America, including the U.S.
2 Europe, Middle East and Africa

Changes in currency translation rates reduced sales and net earnings by approximately $16 million and $6 million, respectively, for the quarter and $46 million and $16 million, respectively for the year-to-date.

Sales for the quarter increased 5 percent, with increases in all segments. Sales from operations acquired within the last 12 months totaled $19 million for the quarter, contributing 7 percentage points of growth. Organic sales at consistent translation rates increased 4 percent, with increases of 5 percent in the Americas, 3 percent in EMEA and 3 percent in Asia Pacific.

Year-to-date sales also increased 5 percent, with a 10 percent increase in the Americas partially offset by a 4 percent decrease in EMEA. Sales from acquired operations totaled $53 million, contributing 6 percentage points of growth. Organic sales at consistent translation rates increased 4 percent, including a 7 percent increase in the Americas and small changes in EMEA (increase) and Asia Pacific (decrease).

Gross profit margin rates for the quarter and year-to-date were lower than rates in the comparable periods last year due mostly to changes in currency translation rates. Favorable effects of realized pricing and lower material costs offset the impact of lower average gross margin rates of acquired operations (including purchase accounting effects).

Total operating expenses for the quarter were $6 million (7 percent) higher than the third quarter last year. Year-to-date operating expenses were $24 million (9 percent) higher than last year. The increases included expenses of acquired operations totaling $8 million for the quarter and $21 million for the year-to-date. Spending related to regional and product expansion initiatives increased year-to-date expenses by approximately $3 million. Unallocated corporate expenses increased $3 million for the quarter and $6 million year-to-date, mostly from increases in pension, stock compensation and new central warehouse costs. Changes in currency translation rates reduced operating expenses by approximately $4 million for the quarter and $13 million for the year-to-date.

The effective income tax rate was 31 percent for the quarter, up from 28 percent last year due to post-tax dividends that reduced the rate in the third quarter of 2014. The year-to-date effective income tax rate of 27 percent decreased 2 percentage points compared to last year. A change in the Company's assertion with respect to reinvestment of foreign earnings decreased deferred income taxes related to undistributed foreign earnings by $7 million and reduced the year-to-date effective tax rate compared to last year. Higher post-tax dividend income and an additional non-recurring tax benefit of $2 million further reduced the year-to-date effective tax rate. Those reductions were partially offset by the tax rate effects of the gain on the sale of the Liquid Finishing assets.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net sales (in millions)
Americas	$69.8	$65.3	$209.1	$200.4
EMEA	45.6	48.5	128.0	145.5
Asia Pacific	36.8	36.7	111.8	113.2
Total	$152.2	$150.5	$448.9	$459.1
Operating earnings as a percentage of net sales	33%	33%	32%	32%

Industrial segment sales for the quarter increased 1 percent (8 percent at consistent translation rates). Sales in this segment increased 7 percent in the Americas, decreased 6 percent in EMEA (increased 8 percent at consistent translation rates) and were flat in Asia Pacific (6 percent increase at consistent translation rates). Year-to-date sales decreased 2 percent, but increased 4 percent at consistent translation rates. Sales increased 4 percent in the Americas, decreased 12 percent in EMEA (increased 2 percent at consistent translation rates) and decreased 1 percent in Asia Pacific (increased 3 percent at consistent translation rates). Operating margin rates for the Industrial segment for the quarter and year-to-date were consistent with last year.

Process

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net sales (in millions)
Americas	$41.0	$36.2	$128.3	$107.0
EMEA	12.7	8.2	41.5	26.6
Asia Pacific	11.0	8.3	34.5	27.0
Total	$64.7	$52.7	$204.3	$160.6
Operating earnings as a percentage of net sales	16%	23%	17%	24%

Process segment sales for the quarter increased 23 percent (28 percent at consistent translation rates), including double-digit percentage increases in all regions. Year-to-date sales in this segment increased 27 percent (32 percent at consistent translation rates). Sales increases came from acquired operations including Alco Valves (acquired fourth quarter of 2014), White Knight Fluid Handling and High Pressure Equipment (both acquired in January 2015). Organic sales at consistent translation rates were down 3 percent for the quarter and up 2 percent for the year-to-date. Lower average profit margins of acquired operations, changes in currency translation rates and incremental investment in oil and natural gas products led to decreases in operating margin rates for this segment.

Contractor

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sep 25, 2015	Sep 26, 2014	Sep 25, 2015	Sep 26, 2014
Net sales (in millions)
Americas	$79.2	$73.7	$234.7	$211.4
EMEA	13.9	16.4	47.1	54.1
Asia Pacific	9.0	9.3	25.9	29.9
Total	$102.1	$99.4	$307.7	$295.4
Operating earnings as a percentage of net sales	24%	23%	23%	24%

Contractor segment sales for the quarter increased 3 percent (6 percent at consistent translation rates), with an 8 percent increase in the Americas partially offset by decreases in EMEA and Asia Pacific. Year-to-date sales in this segment increased 4 percent (8 percent at consistent translation rates). Sales increased 11 percent in the Americas, decreased 13 percent in EMEA (flat at consistent translation rates) and decreased 14 percent in Asia Pacific (8 percent at consistent translation rates). Operating margin rate for the quarter was substantially consistent with the comparable period last year, with unfavorable effects of foreign currency translation offset by volume leverage. Year-to-date operating margin rate decreased by one percentage point, mostly due to changes in currency translation rates and additional marketing spending, including new product launch costs and other volume-related increases.

Liquidity and Capital Resources

Net cash provided by operating activities of $135 million decreased $35 million from the comparable period of 2014 due to transaction costs and income taxes related to the sale of Liquid Finishing assets. Accounts receivable and inventory balances increased since the end of 2014 due to acquisitions, increases in business activity and inventory increases to improve customer service levels. Proceeds of $610 million from the sale of Liquid Finishing assets were principally used to retire debt. Other significant uses of cash in the first nine months of 2015 included business acquisitions totaling $188 million, purchases of Company common stock of $225 million and dividend payments to shareholders of $53 million.

In January 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (HiP) for $160 million. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. The Company also acquired White Knight Fluid Handling, a manufacturer of high purity, metal-free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics. The Company completed other acquisitions that were not material to the consolidated financial statements.

At September 25, 2015, cash balances of $8 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's Consolidated Balance Sheets.

At September 25, 2015, the Company had various lines of credit totaling $546 million, of which $463 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2015.

Outlook

We remain focused on achieving mid-single digit organic sales growth on a constant currency basis worldwide in 2015, as well as growth in all geographic regions and reportable segments for the full year 2015. We continue to experience solid demand in our Contractor Americas business, reflecting the ongoing recovery in the U.S. residential and non-residential construction markets. While our worldwide thesis remains intact for the full year, recent demand trends combined with macroeconomic headwinds and a continued spotty capital equipment environment in the emerging markets of EMEA and Asia Pacific may limit growth to the lower end of our expectations, as evidenced by our 4 percent growth year-to-date. At current exchange rates, unfavorable changes in foreign currency translation rates create a full-year headwind of approximately 5 percent on sales and 11 percent on earnings in 2015.

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

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; economic conditions in the United States and other major world economies; changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; political instability; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business as well as indemnification claims under our asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid

Technologies, Inc., and Finishing Brands Holdings Inc.; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction and automotive industries; and natural disasters. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2014 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2014 Annual Report on Form 10-K.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, the Vice President, Controller and Information Systems, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Changes in internal controls

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the deletion of the risk factor relating to our divestiture of the Liquid Finishing business assets acquired from ITW, and except for the update to the “Legal Proceedings” risk factor as follows:

Legal Proceedings – Costs associated with claims, litigation, administrative proceedings and regulatory reviews, and potentially adverse outcomes, may affect our profitability.

As our Company grows, we are at an increased risk of being a target in matters related to the assertion of claims and demands, litigation, administrative proceedings and regulatory reviews. We also may be exposed to litigation, claims for indemnification or other claims relating to acquisitions or the divestiture of the liquid finishing business assets under the asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., and Finishing Brands Holdings Inc. The cost of defending such matters appears to be increasing, particularly in the United States. We may also need to pursue claims or litigation to protect our interests. Such costs may adversely affect our Company’s profitability. Our businesses expose us to potential toxic tort, product liability and commercial claims. Successful claims against the Company or settlements may adversely affect our results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 14, 2012, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization expired on September 30, 2015. On April 24, 2015, the Board of Directors authorized the purchase of up to an additional 6,000,000 shares over an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Jun 27, 2015 – Jul 24, 2015 ASR	94,515	(1)	94,515	6,699,982
Jun 27, 2015 – Jul 24, 2015	35,464	$66.71	35,464	6,664,518
Jul 25, 2015 – Aug 21, 2015	301,294	$69.39	301,294	6,363,224
Aug 22, 2015 – Sep 25, 2015	1,211,205	$67.51	1,211,205	5,152,019

(1)
On May 11, 2015, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $60 million, the financial institution delivered 742,880 shares of Company common stock with a fair value of $54 million. The total number of shares ultimately delivered and the average price per share were determined at the end of the purchase period based on the volume weighted-average price of the Company’s common stock during that period. The purchase period ended in the third quarter and the Company received an additional 94,515 shares to complete the ASR at an average realized price of $71.65 per share.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 21, 2015.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 21, 2015	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2015	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 21, 2015	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)