Form 10-K
period 2015-12-25
GRACO INC
filed 2016-02-16
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 25, 2015, or

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
Large accelerated filer   X    Accelerated filer     Non-accelerated filer     Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes      No   X
The aggregate market value of 56,999,055 shares of common stock held by non-affiliates of the registrant was $4,128,441,586 as of June 26, 2015.
55,115,889 shares of common stock were outstanding as of February 2, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2016, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

Item 1. Business

Graco Inc., together with its subsidiaries (“Graco,” “us,” “we,” or “our Company”), is a multi-national manufacturing company. We design, manufacture and market equipment used to pump, meter, mix and dispense fluid and powder materials. Our equipment is used in construction, automotive, mining, oil and natural gas, process, public works and other industries. Graco is a Minnesota corporation and was incorporated in 1926.

We specialize in providing equipment solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties, and multiple component materials that require precise ratio control. We aim to serve niche markets, providing high customer value through product differentiation. Our products enable customers to reduce their use of labor, material and energy, improve quality and achieve environmental compliance.

We make significant investments in developing innovative, high quality products. We strive to grow into new geographic markets by strategically adding commercial resources and third party distribution in growing and emerging markets. We have grown our third party distribution to have specialized experience in particular end-user applications. We leverage our product technologies for new applications and industries.

We also make targeted acquisitions to broaden our product offering, enhance our capabilities in the end-user markets we serve and expand our manufacturing and distribution base. In 2015, we completed a number of acquisitions in the Industrial and Process segments and two acquisitions in early fiscal 2016. These acquisitions provided new products, such as an expanded high pressure valve line, ultra high purity diaphragm pumps and mortar pumps, as well as additional channel partners and manufacturing capabilities.

We have particularly strong manufacturing, engineering and customer service capabilities that enhance our ability to provide premium customer experience, produce high quality and reliable products and drive ongoing cost savings.

Our investment in new products, targeted acquisitions and strong manufacturing, engineering and customer service capabilities comprise our long-term growth strategies, which we coordinate and drive across our geographic regions. Values central to our identity - growth, product innovation, premium customer service, quality and continuous improvement - are leveraged to integrate and expand the capabilities of acquired businesses.

We classify our business into three reportable segments, each with a worldwide focus: Industrial, Contractor and Process. Financial information concerning these segments is set forth in Part II, Item 7, Results of Operations and Note B (Segment Information) to the Consolidated Financial Statements of this Form 10-K.

Beginning with the first quarter of 2015, we revised the presentation of our financial reporting segments. Operations of the Process and the Oil and Natural Gas divisions, historically included in the Industrial segment, are now aggregated with the Lubrication division (formerly reported as a separate segment) in the newly-formed Process segment. This change aligns the types of products and markets served within the segments. Prior year segment information has been restated to conform to 2015 reporting.

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Sales in the Americas represent approximately 59 percent of our Company’s total sales. Sales in EMEA represent approximately 23 percent. Sales in Asia Pacific represent approximately 18 percent. Part II, Item 7, Results of Operations and Note B (Segment Information) to the Consolidated Financial Statements of this Form 10-K contain financial information about these geographic markets. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

For information about our Company and our products, services and solutions, visit our website at www.graco.com. The information on the website is not part of this report nor any other report filed or furnished to the Securities and Exchange Commission (“SEC”).

Manufacturing and Distribution

We manufacture a majority of our products in the United States. We manufacture some of our products in Switzerland (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments), Romania (Industrial segment) and Brazil (Industrial segment). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-

effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

For all segments, we primarily sell our equipment through third party distributors worldwide, positioned throughout our geographic regions, and through selected retailers. Our products are sold from our warehouse to our third party distributors or retailers who sell our products to end-users. Certain of our acquired businesses historically sold their products directly to end-user customers and continue to have direct relationships with customers.

Outside of the United States, our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, the P.R.C., Singapore and the United Kingdom distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Montevideo, Uruguay reinforce our commitment to their regions.

During 2015, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. We are evaluating alternatives to expand existing facilities by acquiring or leasing future additional space for our Contractor segment, which is nearing capacity at its existing facility in Rogers, Minnesota. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Suzhou, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; Kamas, Utah; and Brighouse, United Kingdom. The product development and engineering groups focus on new product design, product improvements, new applications for existing products and technologies for their specific customer base. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $59 million in 2015, $54 million in 2014 and $51 million in 2013. The amounts invested in product development represented approximately 4½ percent of sales in each of the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with actual results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. Our Company will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 48 percent of our total sales in 2015. It includes the Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets serviced include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

Most Industrial segment equipment is sold worldwide through specialized third party distributors, integrators, design centers, original equipment manufacturers and material suppliers. Some products are sold directly to end users. We work with material suppliers to develop or adapt our equipment for use with specialized or hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different manufacturers are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Company’s Industrial segment products into systems and assemblies that they then supply to their customers.

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

This division’s products include liquid finishing equipment that applies liquids on metals, wood and plastics. This equipment includes paint circulating and paint supply pumps, paint circulating advanced control systems, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coatings depending on the viscosity of the fluid, the type of finish desired and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds into the air. Manufacturers in the automotive, automotive feeder, commercial and recreational vehicle, military and utility vehicle, aerospace, farm, construction, wood and general metals industries use our liquid finishing products.

We make powder finishing products that coat powder finishing on metals. These products are sold under the Gema® trademark. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end users of our powder finishing products include manufacturers in the construction, home appliance, automotive component and custom coater industries. We strive to provide innovative solutions in powder coating for end users in emerging and developed markets.

Process Segment

The Process segment represented approximately 21 percent of our total sales in 2015. It includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semi-conductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

Most Process segment equipment is sold worldwide through third party distributors and original equipment manufacturers. Some products are sold directly to end users, particularly in the oil and natural gas and semi-conductor industries.

Process

Our Process division makes pumps of various technologies that move chemicals, water, wastewater, petroleum, food and other fluids. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and natural gas, semi-conductor, electronics, wastewater, mining and ceramics industries use these pumps. This division makes environmental monitoring and remediation equipment that is used to conduct ground water sampling and ground water remediation, and for landfill liquid and gas management.

Subsequent to the 2015 fiscal year-end, we acquired Geotechnical Instruments (U.K.) Limited, which makes portable and fixed gas analyzers for landfill, biogas and medical applications and has facilities in the United Kingdom. Also subsequent to 2015 year-end, we purchased Landtec North America, Inc., which produces landfill gas wellheads and has facilities in the United States. These two companies will supplement our product line serving the environmental monitoring and remediation market.

Oil and Natural Gas

Our Oil and Natural Gas division has recently launched a new line of chemical injection pumping solutions for precise injection of chemicals into producing oil wells and pipelines. We also make high pressure and ultra-high pressure valves used in the oil and natural gas industry, other industrial processes and research facilities.

Our line of chemical injection pumping solutions is sold through third party distributors. Our high and ultra-high pressure valves are sold directly to end-user customers as well as through distribution worldwide.

Lubrication

The Lubrication division designs and sells equipment for use in vehicle servicing. We supply pumps, hose reels, meters, valves and accessories for use by fast oil change facilities, service garages, fleet service centers, automobile dealerships, auto parts stores, truck builders and heavy equipment service centers.

We also offer systems, components and accessories for the automatic lubrication of bearings, gears and generators in industrial and commercial equipment, compressors, turbines and on- and off-road vehicles. Automatic lubrication systems reduce maintenance need and down time and extend the life of the equipment. Industries served include gas transmission, petrochemical, pulp and paper, mining, construction, agricultural equipment, food and beverage, material handling, metal manufacturing, wind energy and oil and natural gas.

Contractor Segment

The Contractor segment represented approximately 31 percent of our total sales in 2015. Through this segment, we offer sprayers that apply paint to walls and other structures, with a range of product models that can be used by do-it-yourself homeowners to professional painting contractors. We also make sprayers that apply texture to walls and ceilings, and sprayers that apply highly viscous coatings to roofs. Contractor equipment also includes sprayers that apply markings on roads, parking lots, athletic fields and floors.

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

Our Contractor products are distributed primarily though distributor outlets whose main products are paint and other coatings. Certain sprayers and accessories are distributed globally through the home center channel. Contractor products are also sold through general equipment distributors outside of North America.

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; electronic components and high performance plastics, such as polytetrafluoroethylene (PTFE). The materials and components that we use are generally adequately available through multiple sources of supply. To manage cost, we source significant amounts of materials and components from outside the United States, primarily in the Asia Pacific region.

In 2015, our raw material and purchased component availability was strong, and our costs declined slightly in all major commodity categories, particularly in aluminum, stainless steel, carbon steel bar stock, plastics and copper.

We endeavor to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

Intellectual Property

We own a number of patents across our segments and have patent applications pending in the United States and other countries. We also license our patents to others and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the United States and foreign countries, including registered trademarks for “GRACO,” “Gema,” several forms of a capital “G,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

Sales to Major Customers

Worldwide sales in the Contractor and Industrial segments to The Sherwin-Williams Company represented 10 percent of the Company’s consolidated sales for 2015. There were no customers that accounted for 10 percent or more of consolidated sales in 2014.

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has several competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies may offer competitive products at lower prices. We may have to refresh our product line and continue development of our distribution channel to stay competitive. We are also facing competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. We may have to increase our intellectual property and unfair competition enforcement activities.

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 25, 2015.

Employees

As of December 25, 2015, we employed approximately 3,200 persons. Of this total, approximately 1,350 were employees based outside of the United States, and 950 were hourly factory workers in the United States. None of our Company’s United States employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the United States. Compliance with such agreements has no material effect on our Company or our operations.

Acquisition and Divestiture of Liquid Finishing Businesses

In April 2012, the Company purchased the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition.

Under terms of a hold separate order from the Federal Trade Commission, the Company did not have the power to direct the activities of the Liquid Finishing businesses that most significantly impacted the economic performance of those businesses. Consequently, we reflected our investment in the Liquid Finishing businesses as a cost-method investment on our balance sheet, and their results of operations were not consolidated with those of the Company. Dividends received from after-tax earnings of the Liquid Finishing businesses were included in our statements of earnings as investment income.

In April 2015, the Company sold the Liquid Finishing business assets. Net earnings in 2015 included after-tax gain on the sale and dividends totaling $141 million ($2.40 per diluted share). Dividends included in investment income totaled $28 million in 2014 and $28 million in 2013. No further Liquid Finishing dividends will be received.

Item 1A. Risk Factors

Growth Strategies and Acquisitions - Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. The success of our acquisitions strategy depends on our ability to successfully identify suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions and integrate or add the acquired businesses into our existing businesses or corporate structure. Once successfully integrated into our existing businesses or added to our corporate structure, the acquired businesses may not perform as planned, be accretive to earnings, generate positive cash flows or otherwise be beneficial to us. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers and employees will react to the acquisitions that we make. Acquisitions may result in the assumption of undisclosed or contingent liabilities, the incurrence of increased indebtedness and expenses, and the diversion of management’s time and attention away from other business matters. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make, the new products that we develop and the channel expansions that we make.

Economic Environment - Demand for our products depends on the level of commercial and industrial activity worldwide.

An economic downturn or financial market turmoil may depress demand for our equipment in all major geographies and markets. If our distributors and original equipment manufacturers are unable to purchase our products because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected. An economic downturn may affect our ability to satisfy the financial covenants in the terms of our financing arrangements.

Currency - Changes in currency translation rates could adversely impact our revenue and earnings.

Changes in exchange rates will impact our reported sales and earnings. A majority of our manufacturing and cost structure is based in the United States. In addition, decreased value of local currency may make it difficult for some of our distributors and end users to purchase products.

Changes in Laws and Regulations - Changes may impact how we can do business and the cost of doing business around the world.

The speed and frequency of implementation and the complexity of new or revised laws and regulations globally appear to be increasing. In addition, as our business grows and/or geographically expands, we may become subject to laws and regulations previously inapplicable to our business. These laws and regulations increase our cost of doing business, may affect the manner in which our products will be produced or delivered and may impact our long-term ability to provide returns to our shareholders.

Anti-Corruption Laws - We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

Bribery, corruption and trade laws and regulations, and enforcement thereof, is increasing in frequency, complexity and severity on a global basis. The continued geographic expansion of our business increases our exposure to, and cost of complying with, these laws and regulations. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

Intellectual Property - Demand for our products may be affected by new entrants who copy our products and/or infringe on our intellectual property. Competitors may allege that our products infringe the intellectual property of others.

From time to time, we have been faced with instances where competitors have infringed or unfairly used our intellectual property and/or taken advantage of our design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors who copy our products are becoming more prevalent in Asia. If we are unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow. Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license (if available) on terms that are not favorable to us. Regardless of whether infringement claims against us are successful, defending against such claims could significantly increase our costs, divert management’s time and attention away from other business matters, and otherwise adversely affect our results of operations and financial condition.

Foreign Operations - Conducting business internationally exposes our Company to risks that could harm our business.

In 2015, approximately 49 percent of our sales were generated by customers located outside the United States. We are increasing our presence in advancing economies. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Competition - Our success depends upon our ability to develop, market and sell new products that meet our customers’ needs, and anticipate industry changes.

Our profitability will be affected if we do not develop new products and technologies that meet our customers’ needs. Our ability to develop, market and sell products that meet our customers’ needs depends upon a number of factors, including anticipating the features and products that our customers will need in the future, identifying and entering into new markets, and training our distributors. Changes in industries that we serve, including consolidation of competitors and customers, could affect our success. Price competition and competitor strategies could negatively impact our growth and have an adverse impact on our results of operations.

Suppliers - Risks associated with foreign sourcing, supply interruption, delays in raw material or component delivery, supply shortages and counterfeit components may adversely affect our production or profitability.

We continue to source certain of our materials and components from suppliers outside the United States, and from suppliers within the United States who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities may impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and trade regulation changes may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events or other political factors. Raw materials may become limited in availability from certain regions. Port labor disputes may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rebuild our products. We may be subject to warranty claims and may need to recall products.

Security Breaches - Intrusion into our information systems may impact our business.

Security breaches or intrusion into our information systems, and the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks may adversely affect our business. Security breaches or intrusion into the systems or data of the third parties with whom we conduct business may also harm our business.

Impairment - If acquired businesses do not meet performance expectations, assets acquired could be subject to impairment.

Our total assets reflect goodwill from acquisitions, representing the excess cost over the fair value of the identifiable net assets acquired. We test annually whether goodwill has been impaired, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth.

Political Instability - Uncertainty surrounding political leadership may limit our growth opportunities.

Domestic political instability, including government shut downs, may limit our ability to grow our business. International political instability may prevent us from expanding our business into certain geographies and may also limit our ability to grow our business. Civil disturbances may harm our business.

Legal Proceedings - Costs associated with claims, litigation, administrative proceedings and regulatory reviews, and potentially adverse outcomes, may affect our profitability.

As our Company grows, we are at an increased risk of being a target in matters related to the assertion of claims and demands, litigation, administrative proceedings and regulatory reviews. We also may be exposed to litigation, claims for indemnification or other claims relating to acquisitions or the divestiture of the liquid finishing business assets under the asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., and Finishing Brands Holdings Inc. as we were required to make certain representations and warranties about a business we never operated based solely on representations made to us in our purchase of that business. We may also need to pursue claims or litigation to protect our interests. The cost of pursuing or defending such matters appears to be increasing, particularly in the United States. Such costs may adversely affect our Company’s profitability. Our businesses expose us to potential toxic tort, product liability and commercial claims. Successful claims against the Company and settlements may adversely affect our results.

Major Customers - Our Contractor segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales and impact segment profitability.

Our Contractor segment derives a significant amount of revenue from a few large customers. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the profitability of this segment. The business of these customers is dependent upon the economic vitality of the construction and home improvement markets. If these markets decline, the business of our customers could be adversely affected and their purchases of our equipment could decrease.

Variable Industries - Our success may be affected by variations in the construction, automotive, mining and oil and natural gas industries.

Our business may be affected by fluctuations in residential, commercial and institutional building and remodeling activity. Changes in construction materials and techniques may also impact our business. Our business may also be affected by fluctuations of activity in the automotive, mining and oil and natural gas industries.

Personnel - Our success may be affected if we are not able to attract, develop and retain qualified personnel.

Our success depends in large part on our ability to identify, recruit, develop and retain qualified personnel. If we are unable to successfully identify, recruit, develop and retain qualified personnel, it may be difficult for us to meet our strategic objectives and grow our business, which could adversely affect our results of operations and financial condition.

Catastrophic Events - Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

The loss of, or substantial damage to, one of our facilities or the facilities of our suppliers could make it difficult to supply our customers with product and provide our employees with work. Flooding, tornadoes, typhoons, unusually heavy precipitation or other severe weather events, earthquakes, fire, explosions or acts of war or terrorism could adversely impact our operations.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 16, 2016, is set forth in the chart below. Facilities are used by all segments, unless otherwise noted.

Facility	Owned or Leased	Square Footage	Facility Activities
North America
Dunnville, Ontario, Canada	Leased	3,200	Manufacturing for Industrial segment
Tlalnepantla, State of Mexico, Mexico	Leased	4,000	Manufacturing, warehouse and office for Industrial segment
Colton, California, United States	Leased	10,450	Manufacturing and warehouse for Process segment
San Leandro, California, United States	Leased	13,500	Manufacturing, warehouse and office for Process segment
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory for Industrial segment
Dexter, Michigan, United States	Leased	52,600	Manufacturing, warehouse, office and product development for Process segment
Minneapolis, Minnesota, United States	Owned	141,000	Corporate office; office and product development for Industrial and Process segments
Minneapolis, Minnesota, United States	Owned	42,000	Corporate office
Minneapolis, Minnesota, United States	Owned	391,000	Manufacturing and office for Industrial and Process segments
Minneapolis, Minnesota, United States	Owned	86,700	Assembly for Industrial and Process segments
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development for Process segment
Rogers, Minnesota, United States	Owned	325,000	Manufacturing, office and product development for Contractor segment
Rogers, Minnesota, United States	Leased	225,000	Warehouse and office

North Canton, Ohio, United States	Owned	132,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
Erie, Pennsylvania, United States	Leased	43,000	Manufacturing, warehouse, office and product development for Process segment
Sioux Falls, South Dakota, United States	Owned	147,500	Manufacturing and office for Industrial and Contractor segments
Houston, Texas, United States	Leased	4,500	Warehouse and office for Process segment
Kamas, Utah, United States	Leased	21,000	Manufacturing and office for Process segment
Chesapeake, Virginia, United States	Leased	9,600	Manufacturing, warehouse and office for Process segment

South America
Porto Alegre, Rio Grande do Sul, Brazil	Leased	4,000	Manufacturing, office and product development for Industrial segment
Porto Alegre, Rio Grande do Sul, Brazil	Leased	2,900	Manufacturing and warehouse for Industrial segment
Uruguay Free Zone, Montevideo, Uruguay	Leased	1,800	Office

Europe
Maasmechelen, Belgium	Owned	127,000	Warehouse, office and assembly; European training, testing and education center
Valence, France	Leased	3,900	Office for Industrial segment
Rödermark, Germany	Leased	8,600	Warehouse and office for Industrial segment
Milan, Italy	Leased	7,500	Office and warehouse for Industrial segment
Sibiu, Romania	Leased	51,200	Manufacturing for Industrial segment
St. Gallen, Switzerland	Owned	79,000	Manufacturing, warehouse, office, product development and application laboratory for Industrial segment
St. Gallen, Switzerland	Leased	9,000	Manufacturing for Industrial segment
Poole, Dorset, United Kingdom	Leased	3,500	Office and warehouse for Industrial segment
Denton, Manchester, United Kingdom	Leased	2,500	Manufacturing, warehouse and office for Industrial segment
Stoke-on-Trent, Staffordshire, United Kingdom	Leased	7,300	Manufacturing, warehouse, office and product development for Process segment
Brighouse, West Yorkshire, United Kingdom	Owned	64,400	Manufacturing, warehouse, office and product development for Process segment
Brighouse, West Yorkshire, United Kingdom	Leased	18,000	Manufacturing, warehouse, office and product development for Process segment
Brighouse, West Yorkshire, United Kingdom	Leased	10,800	Manufacturing, warehouse and office for Process segment
Brighouse, West Yorkshire, United Kingdom	Leased	6,000	Warehouse for Process segment
Warwickshire, United Kingdom	Leased	31,100	Manufacturing, warehouse and office for Process segment

Asia Pacific
Bundoora, Australia	Leased	2,500	Office
Derrimut, Australia	Leased	16,100	Warehouse
Shanghai, P.R.C.	Leased	29,000	Office; Asia Pacific training, testing and education center
Shanghai Waiqaoqiao Pilot Free Trade Zone, P.R.C.	Leased	30,700	Warehouse
Shanghai, P.R.C.	Leased	26,400	Office and warehouse for Industrial segment
Suzhou, P.R.C.	Owned	81,400	Manufacturing, warehouse, office and product development
Yokohama, Japan	Leased	29,000	Office and warehouse
Boon Lay Way, Singapore	Leased	2,100	Warehouse and office for Process segment
Anyang, South Korea	Leased	5,100	Office
Gwangjoo, South Korea	Leased	10,700	Warehouse

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 16, 2016:

Patrick J. McHale, 54, became President and Chief Executive Officer in June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 57, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 51, became Vice President, Corporate Controller and Information Systems in December  2013. She has also served as the Company’s principal accounting officer since September 2007. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 55, became Vice President and General Manager, Process Division in January 2013. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 59, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

Dale D. Johnson, 61, became Vice President and General Manager, Contractor Equipment Division in April 2001. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment division and the Industrial Equipment division. He joined the Company in 1976.

Jeffrey P. Johnson, 56, became Vice President and General Manager, EMEA in January 2013. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 60, became Executive Vice President, Industrial Products Division in April 2012. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European

Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 55, became Vice President and General Manager, South and Central America in January 2013. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. He joined the Company in 1985.

Peter J. O’Shea, 51, became Vice President and General Manager, Lubrication Equipment Division in January 2016. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Charles L. Rescorla, 64, became Vice President, Corporate Manufacturing, Distribution Operations and Corporate
Development in December 2013. From June 2011 to December 2013, he was Vice President, Corporate Manufacturing, Information Systems and Distribution Operations. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President and General Manager, Industrial/Automotive Equipment Division. Prior to April 2001, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 42, became Chief Financial Officer and Treasurer in September 2015. From June 2011 to August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 51, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. He joined the Company in 1995.

Brian J. Zumbolo, 46, became Vice President and General Manager, Asia Pacific in January 2016. From August 2007 to December 2015, he was Vice President and General Manager, Lubrication Equipment Division. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 2, 2016, the share price was $69.06 and there were 55,115,889 shares outstanding and 2,424 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 54,000 beneficial owners.

High and low sales prices for the Company’s common stock and dividends declared for each quarterly period in the past two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Stock price per share
High	$82.14	$74.48	$73.49	$77.55
Low	70.01	69.78	63.44	65.36
Dividends declared per share	0.30	0.30	0.30	0.33
2014
Stock price per share
High	$78.97	$77.82	$79.88	$81.93
Low	65.18	70.39	72.29	67.06
Dividends declared per share	0.28	0.28	0.28	0.30

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones US Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2010, and all dividends were reinvested).

	2010	2011	2012	2013	2014	2015
Dow Jones US Industrial Machinery	100	95	116	170	168	147
S&P 500	100	102	118	157	178	181
Graco Inc.	100	106	134	208	221	203

Issuer Purchases of Equity Securities

On September 14, 2012, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. This authorization expired on September 30, 2015. On April 24, 2015, the Board of Directors authorized the purchase of up to an additional 6,000,000 shares over an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
September 26, 2015 - October 23, 2015	422,440	$67.28	422,440	4,729,579
October 24, 2015 - November 20, 2015	—	$—	—	4,729,579
November 21, 2015 - December 25, 2015	150,155	$69.29	150,155	4,579,424

Item 6. Selected Financial Data

Graco Inc. and Subsidiaries (in thousands, except per share amounts)

	2015	2014	2013	2012	2011
Net sales	$1,286,485	$1,221,130	$1,104,024	$1,012,456	$895,283
Net earnings	345,713	225,573	210,822	149,126	142,328
Per common share
Basic net earnings	$6.00	$3.75	$3.44	$2.47	$2.36
Diluted net earnings	5.86	3.65	3.36	2.42	2.32
Cash dividends declared	1.23	1.13	1.03	0.93	0.86
Total assets	$1,391,352	$1,544,778	$1,327,228	$1,321,734	$874,309
Long-term debt (including current portion)	392,695	615,000	408,370	556,480	300,000

Net sales in 2012 included $93 million from Powder Finishing operations acquired in April 2012. The Company used long-term borrowings and available cash balances to complete the $668 million purchase of Powder Finishing and Liquid Finishing businesses in 2012.

Net earnings in 2015 include $141 million from the sale of the Liquid Finishing businesses acquired in 2012 and held as a cost-method investment. Proceeds from the sale were principally used to retire debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:

•	Overview

•	Divestiture

•	Acquisitions

•	Results of Operations

•	Segment Results

•	Financial Condition and Cash Flow

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

Overview

Graco designs, manufactures and markets systems and equipment used to pump, meter, mix and dispense a wide variety of fluids and coatings. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end users. Approximately half of our sales were outside of the United States in 2015. Graco’s business is classified by management into three reportable segments, each responsible for product development, manufacturing, marketing and sales of their products.

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth. We continued to develop new products in each operating division that are expected to drive incremental sales growth, such as the development of chemical injection pumps used in oil and natural gas applications, as well as continued refresh and upgrades of existing product lines. Graco has made a number of strategic acquisitions that expand and complement organically developed products and new market and channel opportunities.

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. We manufacture some of our products in Switzerland (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments), Romania (Industrial segment) and Brazil (Industrial segment). Our primary distribution facilities are located in the United States, Belgium, Switzerland, United Kingdom, P.R.C., Japan, Korea and Australia.

Divestiture

In April 2012, the Company purchased the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition.

Under terms of a hold separate order from the Federal Trade Commission, the Company did not have the power to direct the activities of the Liquid Finishing businesses that most significantly impacted the economic performance of those businesses. Consequently, we reflected our investment in the Liquid Finishing businesses as a cost-method investment on our balance sheet, and their results of operations were not consolidated with those of the Company.

In April 2015, the Company sold the Liquid Finishing business assets for a price of $610 million cash. Held separate investment income includes the pre-tax gain on sale of $150 million, net of transaction and other related expenses, including a $7 million contribution to the Company’s charitable foundation. Held separate investment income also includes dividends of $42 million. Net earnings include after-tax gain and dividends totaling $141 million ($2.40 per diluted share). Dividends received from after-tax earnings of Liquid Finishing included in investment income totaled $28 million in 2014 and $28 million in 2013. No further Liquid Finishing dividends will be received.

Acquisitions

On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (“HiP”) for $161 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Results of HiP operations have been included in the Company’s Process segment from the date of acquisition.

On January 2, 2015, the Company acquired White Knight Fluid Handling (“White Knight”) for $16 million cash and a commitment for additional consideration if future revenues exceed certain thresholds, initially valued at $8 million. The maximum payout is not limited. White Knight designs and manufactures high purity, metal-free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics. Results of White Knight operations have been included in the Company’s Process segment from the date of acquisition.

In October 2014, we acquired the stock of Alco Valves Group (“Alco”) for £72 million cash. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Results of Alco operations have been included in the Company’s Process segment from the date of acquisition.

In January 2014, the Company paid $65 million cash to acquire QED Environmental Systems (“QED”), a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. Results of operations have been included in the Company’s Process segment from the date of acquisition.

The Company completed other business acquisitions in 2015, 2014 and 2013 that were not material to the consolidated financial statements.

Results of Operations

Net sales, operating earnings, net earnings and earnings per share were as follows (in millions except per share amounts):

	2015	2014	2013
Net Sales	$1,286	$1,221	$1,104
Operating Earnings	302	309	280
Net Earnings	346	226	211
Diluted Net Earnings per Common Share	$5.86	$3.65	$3.36

2015 Summary:

•
Net sales grew by 5 percent compared to 2014. At consistent currency translation rates, sales increased 10 percent, including growth from acquired operations of 6 percentage points and organic growth of 4 percentage points.

•
More than 90 percent of our organic growth at consistent translation rates in 2015 came from our Contractor and Industrial businesses in the Americas. Our Process segment has some exposure to oil and natural gas end markets, which limited organic growth at consistent translation rates in that segment to 1 percent.

•	Changes in currency translation rates reduced sales, operating earnings, and net earnings by approximately $58 million, $32 million and $20 million, respectively.

•	Acquired operations contributed $67 million of incremental sales in 2015.

•
Gross profit margin, expressed as a percentage of sales, was 53 percent for the year, slightly lower than 2014, mostly due to changes in currency translation rates. Favorable effects of realized pricing and lower material costs offset the impact of lower average gross margin rates of acquired operations.

•
Operating expenses increased $25 million (7 percent) over 2014. Decreases from changes in currency translation rates ($16 million) partially offset increases from acquired operations ($27 million), spending related to regional and product expansion initiatives ($4 million) and unallocated corporate expenses ($5 million).

•	Investment in new product development was $59 million or 4½ percent of sales in 2015, consistent with 2014 expense as a percentage of sales.

•	The effective tax rate for 2015 was 27 percent, down from 28 percent in 2014 primarily due to a change in our assertion with respect to the reinvestment of foreign earnings.

•
Net earnings include $141 million of after-tax gain on the sale of Liquid Finishing business assets and $42 million of dividends received prior to the sale. Dividends from Liquid Finishing totaled $28 million in 2014.

•	Share repurchases totaled 3.9 million in 2015, driving a reduction of 2.7 million shares in the weighted average shares outstanding for diluted earnings per share.

2014 Summary:

•	Net sales grew by 11 percent, representing growth in all reportable segments and regions, including double digit growth in the Americas.

•	Incremental sales from acquired operations totaled $41 million for 2014, contributing 4 percentage points of the growth.

•	Changes in currency translation rates reduced sales and net earnings by approximately $3 million and $2 million, respectively.

•
Gross profit margin, expressed as a percentage of sales, was 55 percent for the year, slightly lower than 2013 due to the effects of purchase accounting ($2.5 million) and lower margins from acquired operations.

•	Investment in new product development was $54 million or 4½ percent of sales in 2014.

•	Operating expenses increased $30 million over 2013; approximately 75 percent of the increase relates to acquired operations and spending on regional and product growth initiatives.

•	Held separate investment (income), net included dividends received from the Liquid Finishing businesses. Dividends for 2014 and 2013 were $28 million in each year.

•
The effective tax rate was 28 percent, up from 27 percent in 2013. The effective rate was lower in 2013 primarily because it included two years of federal R&D credit as the credit was reinstated in the first quarter of 2013 retroactive to the beginning of 2012.

•	Share repurchases totaled 2.6 million in 2014, driving a reduction of 1.0 million shares in weighted average shares outstanding for diluted earnings per share.

The following table presents net sales by geographic region (in millions):

	2015	2014	2013
Americas[1]	$760	$684	$595
EMEA[2]	291	305	283
Asia Pacific	235	232	226
Total	$1,286	$1,221	$1,104

1	North, South and Central America, including the United States. Sales in the United States were $654 million in 2015, $577 million in 2014 and $498 million in 2013.

2	Europe, Middle East and Africa

In 2015, sales in the Americas increased by 11 percent, with increases of 6 percent in the Industrial segment, 17 percent in the Process segment and 13 percent in the Contractor segment as compared to the prior year. The Contractor segment continued to benefit from strong residential and commercial construction markets in the United States. Incremental sales from acquired operations totaled $32 million in the Americas, contributing 5 percentage points of growth. The growth from acquisitions is included within the Industrial and Process segments. Excluding acquisitions, sales for the region grew by 6 percent.

In 2015, sales in EMEA decreased by 4 percent (increased 9 percent at consistent translation rates). An increase of 43 percent in the Process segment was offset by decreases in the Industrial segment of 12 percent (increase of 1 percent at consistent translation rates) and 10 percent (increase of 2 percent at consistent translation rates) in the Contractor segment. Incremental sales from acquired operations totaled $20 million in EMEA, contributing 8 percentage points of growth. The growth from acquisitions is included within the Industrial and Process segments. Excluding acquisitions, sales for the region decreased by 12 percent (increased 1 percent at consistent translation rates). Sales growth in western and central Europe was offset by unfavorable currency translation rates for the euro and Swiss franc, and by declines in sales in Russia and the Middle East. While general industry and construction markets were generally stable in western Europe, weakness in oil and natural gas markets continued.

In 2015, sales in Asia Pacific increased by 1 percent (6 percent at consistent translation rates). Sales were flat (increase of 4 percent at consistent translation rates) in the Industrial segment. An increase of 22 percent (30 percent at consistent translation rates) in the Process segment was partially offset by a decrease of 14 percent (9 percent at consistent translation rates) in the Contractor segment. Incremental sales from acquired operations totaled $15 million in Asia Pacific, contributing 6 percentage points of growth. The growth from acquisitions is included within the Industrial and Process segments. Weakness in China offset growth in other countries, such as Australia, Korea, Japan and India. While general industry and process markets were stable in most of the region, weakness remained in industries such as mining, marine and general construction.

In 2014, sales in the Americas increased by 15 percent in total, with increases of 10 percent in the Industrial segment, 31 percent in the Process segment and 12 percent in the Contractor segment as compared to the prior year. Sales from acquired operations totaled $32 million in the Americas, contributing 6 percentage points of growth. The growth from acquisitions is included within the Industrial and Process segments. The Contractor segment continued to benefit from the recovery of the U.S. residential and commercial construction markets. Sales in the Process segment reflected double digit growth in both vehicle service applications and industrial lubrication customers.

In 2014, sales in EMEA increased by 8 percent. Sales in the Industrial segment increased by 6 percent, 20 percent in the Process segment and 5 percent in the Contractor segment. Growth in EMEA came primarily from the developed economies in the West. The emerging markets increased slightly over 2013, with gains in Eastern Europe and the Middle East partially offset by declines in Russia.

In 2014, sales in Asia Pacific grew by 3 percent. Sales increased by 2 percent in the Industrial segment, 5 percent in the Process segment and 3 percent in the Contractor segment. Sales in China grew by 3½ percent, with good growth in the automotive industry. However, we saw a lack of growth in a number of other markets throughout the region and also saw variability in bookings and billings by country and product line.

The following table presents components of net sales change:

	2015
	Segment			Region
	Industrial	Process	Contractor	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	3%	1%	9%	7%	1%	—%	4%
Acquisitions	2%	26%	—%	5%	8%	6%	6%
Currency	(6)%	(4)%	(3)%	(1)%	(13)%	(5)%	(5)%
Total	(1)%	23%	6%	11%	(4)%	1%	5%

	2014
	Segment			Region
	Industrial	Process	Contractor	Americas	Europe	Asia Pacific	Consolidated
Volume and Price	5%	8%	10%	10%	5%	2%	7%
Acquisitions	2%	17%	—%	6%	2%	2%	4%
Currency	—%	(1)%	—%	(1)%	1%	(1)%	—%
Total	7%	24%	10%	15%	8%	3%	11%

The following table presents an overview of components of operating earnings as a percentage of net sales:

	2015	2014	2013
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	46.8	45.4	45.0
Gross profit	53.2	54.6	55.0
Product development	4.5	4.4	4.7
Selling, marketing and distribution	15.7	16.0	16.1
General and administrative	9.5	8.9	8.9
Operating earnings	23.5	25.3	25.3
Interest expense	1.4	1.5	1.6
Held separate investment (income), net	(14.9)	(2.1)	—
Other expense (income), net	0.1	0.1	(2.5)
Earnings before income taxes	36.9	25.8	26.2
Income taxes	10.0	7.3	7.1
Net Earnings	26.9%	18.5%	19.1%

2015 Compared to 2014

Operating earnings as a percentage of sales were lower than the prior year, mostly due to changes in currency translation rates and lower margins from acquired operations.

Gross profit margin as a percentage of sales decreased from 2014, mostly due to changes in currency translation rates. Favorable effects of realized pricing and lower material costs offset the impact of lower average gross margin rates of acquired operations.

Operating expenses were $25 million higher compared to 2014. Incremental expenses of acquired operations totaled $27 million, spending related to regional and product expansion initiatives increased expenses by approximately $4 million, and unallocated corporate expenses (mostly pension and stock compensation) increased $5 million. Currency translation rates reduced operating expenses by approximately $16 million.

Interest expense was $18 million in 2015, compared to $19 million in 2014.

Held separate investment income in 2015 included $150 million of pre-tax gain on the sale of Liquid Finishing business assets, net of transaction and other related expenses, and dividends of $42 million. Dividends received from Liquid Finishing totaled $28 million in 2014. No further Liquid Finishing business dividends will be received.

The effective tax rate for 2015 was 27 percent, down from 28 percent in 2014. A change in the Company's assertion with respect to reinvestment of foreign earnings decreased deferred income taxes related to undistributed foreign earnings by $7 million and reduced the effective tax rate for the year. Higher post-tax dividend income, favorable effects of lower tax rates on foreign earnings, and an additional non-recurring tax benefit of $2 million further reduced the effective tax rate for the year. Those reductions were partially offset by the tax rate effects of the gain on the sale of the Liquid Finishing business assets.

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

Operating expenses for 2014 increased $30 million. The increase included $15 million from acquired operations, $8 million from regional and product expansion initiatives and a $2 million increase in divestiture and acquisition costs. Product development spending increased $3 million (including approximately $1 million from acquired operations), representing 4 percent of sales, down slightly from 2013.

Interest expense was $19 million in 2014, compared to $18 million in 2013. Held separate investment income included dividends received from the Liquid Finishing businesses. These dividends totaled $28 million for the year, consistent with 2013.

The effective income tax rate was 28 percent in 2014, compared to 27 percent in 2013. The 2013 effective rate was lower primarily because it included two years of the federal R&D credit as the credit was reinstated in the first quarter of 2013 retroactive to the beginning of 2012.

Segment Results

Beginning with the first quarter of 2015, the Company revised the presentation of its financial reporting segments. Operations of the Process and the Oil and Natural Gas divisions, historically included in the Industrial segment, are now aggregated with the Lubrication division (formerly reported as a separate segment) in the newly-formed Process segment. This change aligns the types of products offered and markets served within the segments. Prior year segment information has been restated to conform to 2015 reporting.

A summary of the Company’s three reportable segments (Industrial, Process and Contractor) follows.

The Industrial segment includes our Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

The Process segment includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

The Contractor segment remains unchanged. The Contractor segment markets sprayers for architectural coatings for painting, corrosion control, texture and line striping.

The following table presents net sales and operating earnings by business segment (in millions):

	2015	2014	2013
Sales
Industrial	$616	$622	$581
Process	273	223	180
Contractor	397	376	343
Total	$1,286	$1,221	$1,104
Operating Earnings
Industrial	$202	$204	$189
Process	44	47	45
Contractor	86	82	72
Unallocated corporate	(30)	(24)	(26)
Total	$302	$309	$280

Industrial

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2015	2014	2013
Sales
Americas	$289	$273	$247
EMEA	173	196	184
Asia Pacific	154	153	150
Total	$616	$622	$581
Components of Net Sales Change
Volume and Price	3%	5%	3%
Acquisitions	2%	2%	6%
Currency	(6)%	—%	—%
Total	(1)%	7%	9%
Operating Earnings as a Percentage of Sales	33%	33%	32%

In 2015, sales in the Industrial segment totaled $616 million, a decrease of 1 percent from the prior year (increase of 5 percent at consistent translation rates). Sales for the year increased 6 percent in the Americas, decreased 12 percent in EMEA (increased 1 percent at consistent translation rates) and were flat in Asia Pacific (increased 4 percent at consistent translation rates). Acquired operations contributed $10 million (2 percentage points) of growth in the Industrial segment for the year. Operating margin rates for the Industrial segment were consistent with prior year, with favorable price realization, product mix, and cost and expense management offsetting the unfavorable effect of foreign currency translation rates.

In 2014, sales in the Industrial segment totaled $622 million, an increase of 7 percent from the prior year. Sales for the year increased 10 percent in the Americas, 6 percent in EMEA and 2 percent in Asia Pacific. Acquired operations contributed $11 million (2 percentage points) of growth in the Industrial segment for the year. Higher sales volume and expense leverage led to improved operating earnings as a percentage of sales compared to 2013.

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

Process

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2015	2014	2013
Sales
Americas	$172	$147	$111
EMEA	55	38	32
Asia Pacific	46	38	37
Total	$273	$223	$180
Components of Net Sales Change
Volume and Price	1%	8%	1%
Acquisitions	26%	17%	—%
Currency	(4)%	(1)%	(1)%
Total	23%	24%	—%
Operating Earnings as a Percentage of Sales	16%	21%	25%

In 2015, sales in the Process segment totaled $273 million, an increase of 23 percent from the prior year. Sales increased 17 percent in the Americas, 43 percent in EMEA (57 percent at consistent translation rates) and 22 percent in Asia Pacific (30 percent at consistent translation rates). Acquired operations contributed $56 million (26 percentage points of growth) to the Process segment for the year. Results for 2015 included the operations of HiP and White Knight, both acquired in January 2015, and full-year operations of Alco, acquired in October 2014. Operating earnings decreased by 5 percentage points in 2015 due mostly to currency translation, lower margins from acquired operations and incremental investment in product development.

In 2014, sales in the Process segment totaled $223 million, an increase of 24 percent from the prior year. Sales increased 31 percent in the Americas, 20 percent in EMEA and 5 percent in Asia Pacific. Results for 2014 included the operations from the date of acquisition of QED, acquired at the beginning of 2014 and Alco, acquired in October 2014. Acquired operations contributed $30 million (17 percentage points) of growth in the Process segment for the year. Operating earnings decreased by 4 percentage points in 2014 due mostly to lower margins from acquired operations.

Although the Americas represent the substantial majority of sales for the Process segment, and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Contractor

The following table presents net sales, components of net sales change and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2015	2014	2013
Sales
Americas	$299	$265	$237
EMEA	63	71	67
Asia Pacific	35	40	39
Total	$397	$376	$343
Components of Net Sales Change
Volume and Price	9%	10%	14%
Currency	(3)%	—%	1%
Total	6%	10%	15%
Operating Earnings as a Percentage of Sales	22%	22%	21%

In 2015, sales in the Contractor segment totaled $397 million, an increase of 6 percent from the prior year. Sales increased 13 percent in the Americas, decreased 10 percent in EMEA (increased 2 percent at consistent translation rates) and decreased 14 percent in Asia Pacific (9 percent at consistent translation rates). Strong U.S. residential and commercial construction markets continued to drive growth in the Americas. Operating earnings for the year were consistent with last year, with the unfavorable impact of currency translation rates offset by volume-related increases.

In 2014, sales in the Contractor segment increased 10 percent for the year, which included increases of 12 percent in the Americas, 5 percent in EMEA and 3 percent in Asia Pacific. The growth in the Contractor segment was led by the Americas, which benefited from the recovery of the U.S. residential and commercial construction markets. Operating earnings as a percentage of sales were 22 percent, up 1 percentage point from 2013. Higher sales and the leverage on expenses drove improvements in operating earnings in the Contractor segment.

In this segment, sales in all regions are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Unallocated corporate
(in millions)

	2015	2014	2013
Unallocated corporate (expense)	$(30)	$(24)	$(26)

Unallocated corporate includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, certain portions of pension expense, and certain central warehouse expenses. In 2015, unallocated corporate expenses included $19 million of stock compensation expense, $6 million related to the non-service cost portion of pension expense, $3 million of expense related to the central warehouse and $2 million of other expenses. In 2014, unallocated corporate expenses included $17 million of stock compensation expense, $3 million of divestiture and acquisition costs, $2.5 million of contributions to the Company’s charitable foundation, and $1.5 million related to the central warehouse.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2015	2014
Working capital	$314	$685
Current ratio	2.6	4.9
Days of sales in receivables outstanding	64	64
Inventory turnover (LIFO)	3.2	3.8

Working capital decreased mostly due to the sale of the Liquid Finishing business assets, which were reflected in current assets as a cost-method investment. Accounts receivable balances increased in 2015 in line with volume growth. Inventory balances increased from acquired businesses and to support improved service levels.

Capital Structure. At December 25, 2015, the Company’s capital structure included current notes payable of $16 million, long-term debt of $393 million and shareholders’ equity of $636 million. At December 24, 2014, the Company’s capital structure included current notes payable of $5 million, long-term debt of $615 million and shareholders’ equity of $596 million.

Shareholders’ equity increased by $40 million in 2015. The increase from current year earnings of $346 million offset decreases from share repurchases of $272 million and dividends of $70 million. Increases related to shares issued and stock compensation totaled $39 million.

Liquidity and Capital Resources. The Company had cash totaling $52 million at December 25, 2015, and $24 million at December 26, 2014, held in deposit accounts. As of December 25, 2015, cash balances of $9.5 million were restricted to funding of certain self-insured loss reserves, and included within other current assets on the Company’s Consolidated Balance Sheets. In 2015, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. As of December 25, 2015, the amount of cash held outside the United States was not significant to the Company’s liquidity and was available to fund investments abroad.

There were no changes to the Company’s credit agreements during 2015. In 2014, the Company executed an amendment to its revolving credit agreement, extending the expiration date to June 26, 2019, and increasing the amount of credit available to $500 million, a $50 million increase. The credit facility is with a syndicate of lenders and is available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Under the amended agreement, the base rate applied to borrowings is an annual rate equal to a margin ranging from zero percent to 0.875 percent, depending on the Company’s cash flow leverage ratio, plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent, or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.875 percent, depending on the Company’s cash flow leverage ratio. Fees on the undrawn amount of the loan commitment range from 0.15 percent to 0.30 percent, depending on the Company’s cash flow leverage ratio.

On December 25, 2015, the Company had $545 million in lines of credit, including the $500 million in committed credit facilities described above and $45 million with foreign banks. The unused portion of committed credit lines was $412 million as of December 25, 2015.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 25, 2015.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2016, including its capital expenditure plan of approximately $40 million, planned dividends (estimated at $73 million) and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2015, the Company’s Board of Directors increased the Company’s regular common dividend from an annual rate of $1.20 to $1.32 per share, an increase of 10 percent.

Subsequent to the end of 2015, the Company used proceeds from its revolving line of credit to acquire two related businesses for a total cash price of $49 million. The acquired businesses will enhance and complement the Company’s position in environmental monitoring and remediation markets, and will be included in our Process segment.

Cash Flow. A summary of cash flow follows (in millions):

	2015	2014	2013
Operating activities	$190	$241	$243
Investing activities	370	(217)	(31)
Financing activities	(535)	(23)	(226)
Effect of exchange rates on cash	3	3	3
Net cash provided (used)	28	4	(11)
Cash and cash equivalents at year-end	$52	$24	$20

Cash Flows From Operating Activities. Net cash provided by operating activities was $190 million in 2015, down $51 million compared to 2014, mainly due to transaction costs and income taxes related to the sale of Liquid Finishing business assets. Accounts receivable and inventory balances increased since the end of 2014 due to acquisitions, increases in business activity and inventory increases to improve customer service levels.

Net cash provided by operating activities was $241 million in 2014 and $243 million in 2013. The increase in accounts receivable and inventories in 2014 was $20 million higher in 2014 than the increase in the comparable period of 2013. Accounts receivable and inventory balances increased since the end of 2013 due to increases in business activity.

Cash Flows Used in Investing Activities. Cash inflows from investing activities totaled $370 million in 2015 compared to outflows of $217 million in 2014. Proceeds of $610 million from the sale of the Liquid Finishing business assets were partially offset by cash outflows of $189 million for acquisitions and $42 million for additions to property, plant and equipment.

Cash flows used in investing activities totaled $217 million in 2014, compared to $31 million in 2013. During 2014, cash outflows included acquisitions of $185 million and additions to property, plant and equipment of $31 million. During 2013, cash used in investing activities included $23 million of additions to property, plant and equipment, and business acquisitions of $12 million.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $535 million in 2015, compared to $23 million in 2014. Cash outflows included net payments on outstanding lines of credit of $211 million, share repurchases of $275 million and dividends paid of $69 million.

Cash flows used in financing activities totaled $24 million in 2014, compared to $226 million in 2013. Cash inflows included net borrowings on outstanding lines of credit of $202 million and share issuances of $30 million. This was offset by share repurchases of $195 million and dividends paid of $66 million.

In September 2012, the Board of Directors authorized the Company to purchase up to 6 million shares of its outstanding stock, primarily through open-market transactions. This authorization expired on September 30, 2015. On April 24, 2015, the Board of Directors authorized the purchase of up to an additional 6 million shares over an indefinite period of time or until terminated by the Board. Under the current authorization, 4.6 million shares remain available for purchase as of December 25, 2015.

The Company repurchased and retired 3.9 million shares in 2015, compared to 2.6 million shares in 2014. Share repurchases are expected to continue in 2016 via open market transactions or short-dated accelerated share repurchase programs.

Off-Balance Sheet Arrangements and Contractual Obligations. As of December 25, 2015, the Company is obligated to make cash payments in connection with its long-term debt, operating leases and purchase obligations in the amounts listed below. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted in the following table, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 25, 2015. The Company has also guaranteed the debt of its subsidiaries up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$393	$—	$75	$168	$150
Other non-current liabilities[1]	9	—	7	1	1
Operating leases	32	7	11	8	6
Purchase obligations[2]	112	112	—	—	—
Interest on long-term debt	98	16	29	21	32
Unfunded pension and postretirement medical benefits[3]	33	2	6	6	19
Total	$677	$137	$128	$204	$208

[1]
Other non-current liabilities include estimated obligations for representations and warranties associated with the Liquid Finishing business divestiture, additional purchase consideration based on future revenues of an acquired business in excess of specified thresholds, and amounts related to certain capitalized leasehold improvements.

[2]
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

[3]
The amounts and timing of future Company contributions to the funded qualified defined benefit pension plan are unknown because they are dependent on pension fund asset performance and pension obligation valuation assumptions.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s most significant accounting policies are disclosed in Note A (Summary of Significant Accounting Policies) to the consolidated financial statements. The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts will differ from those estimates. The Company considers the following policies to involve the most judgment in the preparation of the Company’s consolidated financial statements.

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

For goodwill, the Company performs impairment reviews for the Company’s reporting units using a fair-value method based on management’s judgments and assumptions. The Company estimates the fair value of the reporting units using a present value of future cash flows calculation cross-checked by an allocation of market capitalization approach. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Based on our most recent goodwill impairment assessment performed during the fourth quarter of 2015, the fair value of each reporting unit exceeded its carrying value. Accordingly, step two of the impairment analysis was not required.

In completing the goodwill impairment analysis during the fourth quarter of 2015, we determined that the estimated fair value of all reporting units substantially exceeded carrying value except for our Oil and Natural Gas reporting unit, which exceeded its carrying value by 14 percent. As of December 25, 2015, goodwill for the Oil and Natural Gas reporting unit was $157 million. As part of our step one process for determining the estimated fair value of our reporting units, we make several assumptions based on existing and projected market conditions, including earnings and cash flow projections and discount rate, each of which have a significant impact on these values. For our Oil and Natural Gas division, if cash flow projections decreased by 11 percent per year or if the discount rate increased by 1 percentage point, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis. We continue to monitor operational performance measures and general economic conditions in the oil and natural gas industries noting that prolonged or deepened weakness could subject the goodwill to impairment in the future.

Our primary identifiable intangible assets include customer relationships, trade names and trademarks, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We complete our annual impairment test during the fourth quarter each year for indefinite lived intangibles by performing a separate impairment test based on estimated future use and discounting estimated future cash flows. A considerable amount of management judgment and assumptions are required in performing the impairment tests. Though management considers its judgments and assumptions to be reasonable, changes in economic or market conditions, product offerings or marketing strategies could change the estimated fair values and result in impairment charges.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company decreased its investment return assumption for its U.S. plan to 7.5 percent for 2016. Mortality rates are based on current common group mortality tables for males and females.

Net pension cost in 2015 was $14 million and was allocated to cost of products sold and operating expenses based on salaries and wages. At December 25, 2015, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(28)	$3
Expected return on assets	—	1

Recent Accounting Pronouncements

Effective at the end of 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as non-current. Balances as of December 26, 2014 were restated to conform with 2015 classification, resulting in decreases in previously reported 2014 current assets and liabilities of $20 million and $2 million, respectively, with corresponding increases in non-current deferred tax assets and liabilities.

Effective for 2015, the Company adopted ASU 2015-04, which allows for the measurement of defined benefit retirement obligations and related plan assets as of the calendar month-end that is closest to the plan sponsor’s fiscal year-end. For 2015, the Company measured all plan obligations and assets as of December 31, 2015.

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and has not yet selected a transition method.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 25, 2015, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2015, changes in currency translation rates reduced sales and earnings by approximately $58 million and $20 million, respectively. In 2014, changes in currency translation rates reduced sales and earnings by approximately $3 million and $2 million, respectively. Changes in translation rates had no significant effect on 2013 net sales or earnings.

2016 Outlook

We continue to invest for long-term growth in our new product development, geographic expansion and market expansion initiatives. As we enter 2016, we are cautiously optimistic that our growth initiatives and end market exposure will help us achieve our outlook of low single digit organic constant currency sales growth for the first quarter and low-to-mid single digit growth for the full year 2016. While worldwide macroeconomic conditions and currency fluctuations remain a concern, we will drive for growth in every reportable segment and geography in 2016. At January 2016 exchange rates, unfavorable changes in foreign currency translation rates create a full-year headwind of approximately 2 percent on sales and 5 percent on net income for 2016, with the largest headwind in the first half.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2015 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, the factors discussed in Item 1A of this Annual Report on Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 25, 2015.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Graco Inc.

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2015 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Graco Inc.

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 25, 2015 and December 26, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 25, 2015 and December 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 16, 2016

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Net Sales	$1,286,485	$1,221,130	$1,104,024
Cost of products sold	601,785	554,394	496,569
Gross Profit	684,700	666,736	607,455
Product development	58,559	54,246	51,428
Selling, marketing and distribution	201,855	194,751	177,853
General and administrative	122,161	108,814	98,405
Operating Earnings	302,125	308,925	279,769
Interest expense	17,643	18,733	18,147
Held separate investment (income), net	(191,635)	(25,951)	(26,458)
Other expense (income), net	1,404	1,070	(742)
Earnings Before Income Taxes	474,713	315,073	288,822
Income taxes	129,000	89,500	78,000
Net Earnings	$345,713	$225,573	$210,822
Basic Net Earnings per Common Share	$6.00	$3.75	$3.44
Diluted Net Earnings per Common Share	$5.86	$3.65	$3.36
Cash Dividends Declared per Common Share	$1.23	$1.13	$1.03
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Net Earnings	$345,713	$225,573	$210,822
Components of other comprehensive income (loss)
Cumulative translation adjustment	(10,423)	(27,935)	7,812
Pension and postretirement medical liability adjustment	10,372	(39,164)	46,955
Income taxes - pension and postretirement medical liability	(3,710)	12,712	(17,371)
Other comprehensive income (loss)	(3,761)	(54,387)	37,396
Comprehensive Income	$341,952	$171,186	$248,218
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 25, 2015	December 26, 2014
ASSETS
Current Assets
Cash and cash equivalents	$52,295	$23,656
Accounts receivable, less allowances of $10,400 and $8,100	225,509	214,944
Inventories	202,136	159,797
Investment in businesses held separate	—	421,767
Other current assets	29,077	19,374
Total current assets	509,017	839,538
Property, Plant and Equipment, net	178,437	161,230
Goodwill	394,488	292,574
Other Intangible Assets, net	227,987	176,278
Deferred Income Taxes	56,976	48,951
Other Assets	24,447	26,207
Total Assets	$1,391,352	$1,544,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$15,901	$5,016
Trade accounts payable	40,505	39,306
Salaries and incentives	44,673	40,775
Dividends payable	18,447	17,790
Other current liabilities	75,090	69,850
Total current liabilities	194,616	172,737
Long-term Debt	392,695	615,000
Retirement Benefits and Deferred Compensation	137,457	136,812
Deferred Income Taxes	22,303	24,197
Other Non-current Liabilities	8,730	—
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 55,765,980 and 59,198,527 shares outstanding in 2015 and 2014	55,766	59,199
Additional paid-in-capital	398,774	384,704
Retained earnings	285,508	252,865
Accumulated other comprehensive income (loss)	(104,497)	(100,736)
Total shareholders’ equity	635,551	596,032
Total Liabilities and Shareholders’ Equity	$1,391,352	$1,544,778
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Cash Flows From Operating Activities
Net earnings	$345,713	$225,573	$210,822
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	44,607	35,515	37,316
Deferred income taxes	(11,585)	329	(1,715)
Share-based compensation	19,224	17,249	16,545
Excess tax benefit related to share-based payment arrangements	(1,775)	(6,634)	(8,347)
Gain on sale of business	(149,894)	—	—
Change in
Accounts receivable	(18,276)	(26,557)	(11,880)
Inventories	(34,109)	(15,079)	(10,186)
Trade accounts payable	4,305	450	2,436
Salaries and incentives	(1,385)	1,520	2,022
Retirement benefits and deferred compensation	11,870	5,052	3,629
Other accrued liabilities	1,645	6,151	5,556
Other	(20,701)	(2,314)	(3,143)
Net cash from operating activities	189,639	241,255	243,055
Cash Flows From Investing Activities
Property, plant and equipment additions	(41,749)	(30,636)	(23,319)
Acquisition of businesses, net of cash acquired	(189,017)	(185,462)	(11,560)
Investment in businesses held separate	—	530	4,516
Proceeds from sale of assets	610,162	—	1,600
Investment in restricted assets	(9,518)	—	—
Other	61	(1,163)	(2,475)
Net cash from (used in) investing activities	369,939	(216,731)	(31,238)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	11,216	(4,459)	1,280
Borrowings on long-term line of credit	720,605	717,845	419,905
Payments on long-term line of credit	(942,910)	(511,215)	(568,122)
Payments of debt issuance costs	—	(890)	—
Excess tax benefit related to share-based payment arrangements	1,775	6,634	8,347
Common stock issued	18,835	30,199	41,664
Common stock repurchased	(274,503)	(195,326)	(67,827)
Cash dividends paid	(69,429)	(66,362)	(61,139)
Net cash from (used in) financing activities	(534,411)	(23,574)	(225,892)
Effect of exchange rate changes on cash	3,472	2,950	2,711
Net increase (decrease) in cash and cash equivalents	28,639	3,900	(11,364)
Cash and Cash Equivalents
Beginning of year	23,656	19,756	31,120
End of year	$52,295	$23,656	$19,756
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 28, 2012	$60,767	$287,795	$189,297	$(83,745)	$454,114
Shares issued	1,196	41,146	—	—	42,342
Shares repurchased	(960)	(4,545)	(64,652)	—	(70,157)
Stock compensation cost	—	14,693	—	—	14,693
Tax benefit related to stock options exercised	—	8,647	—	—	8,647
Restricted stock issued	—	(678)	—	—	(678)
Net earnings	—	—	210,822	—	210,822
Dividends declared	—	—	(62,814)	—	(62,814)
Other comprehensive income (loss)	—	—	—	37,396	37,396
Balance December 27, 2013	61,003	347,058	272,653	(46,349)	634,365
Shares issued	789	29,410	—	—	30,199
Shares repurchased	(2,593)	(14,751)	(178,090)	—	(195,434)
Stock compensation cost	—	16,253	—	—	16,253
Tax benefit related to stock options exercised	—	6,734	—	—	6,734
Net earnings	—	—	225,573	—	225,573
Dividends declared	—	—	(67,271)	—	(67,271)
Other comprehensive income (loss)	—	—	—	(54,387)	(54,387)
Balance December 26, 2014	59,199	384,704	252,865	(100,736)	596,032
Shares issued	446	18,040	—	—	18,486
Shares repurchased	(3,879)	(25,201)	(242,984)	—	(272,064)
Stock compensation cost	—	19,107	—	—	19,107
Tax benefit related to stock options exercised	—	1,775	—	—	1,775
Restricted stock canceled	—	349	—	—	349
Net earnings	—	—	345,713	—	345,713
Dividends declared	—	—	(70,086)	—	(70,086)
Other comprehensive income (loss)	—	—	—	(3,761)	(3,761)
Balance December 25, 2015	$55,766	$398,774	$285,508	$(104,497)	$635,551
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 25, 2015, December 26, 2014 and December 27, 2013

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 25, 2015, December 26, 2014 and December 27, 2013, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 25, 2015, all subsidiaries are 100 percent owned. Certain prior year amounts have been reclassified to conform with 2015 presentation, but had no effect on previously reported net earnings or shareholders’ equity.

As more fully described in Note M (Divestiture), in 2015, the Company sold the Liquid Finishing business assets acquired in 2012 that were held as a cost-method investment. Investment income in the Company’s consolidated statements of earnings includes the pre-tax gain on the sale, net of transaction and other related expenses, along with dividend income received prior to the sale from after-tax earnings of Liquid Finishing.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2015	2014
Assets
Cash surrender value of life insurance	2	$12,856	$13,187
Forward exchange contracts	2	107	280
Total assets at fair value		$12,963	$13,467
Liabilities
Contingent consideration	3	$9,600	$—
Deferred compensation	2	2,958	2,676
Total liabilities at fair value		$12,558	$2,676

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

Contingent consideration liability represents the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of an acquired business based on its future revenues (see Note L, Acquisitions).

Disclosures related to other fair value measurements are included below in Impairment of Long-Lived Assets, in Note F (Debt) and in Note J (Retirement Benefits).

Cash Equivalents. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable. Accounts receivable includes trade receivables of $217 million in 2015 and $207 million in 2014. Other receivables totaled $9 million in 2015 and $8 million in 2014.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2015	2014
Prepaid income taxes	$9,844	$10,849
Restricted cash	9,518	—
Prepaid expenses and other	9,715	8,525
Total	$29,077	$19,374

Cash balances included within other current assets were restricted to funding of certain self-insured loss reserves.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 27, 2013	$156,079	$21,156	$12,732	$189,967
Additions from business acquisitions	3,466	110,865	—	114,331
Foreign currency translation	(8,692)	(3,032)	—	(11,724)
Balance, December 26, 2014	150,853	128,989	12,732	292,574
Additions from business acquisitions	4,230	102,864	—	107,094
Foreign currency translation	(1,800)	(3,380)	—	(5,180)
Balance, December 25, 2015	$153,283	$228,473	$12,732	$394,488

Components of other intangible assets were (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
December 25, 2015
Customer relationships	3 - 14	$197,900	$(36,852)	$(9,738)	$151,310
Patents, proprietary technology and product documentation	3 - 11	20,400	(8,952)	(658)	10,790
Trademarks, trade names and other	5	495	(132)	(94)	269
		218,795	(45,936)	(10,490)	162,369
Not Subject to Amortization
Brand Names		69,514	—	(3,896)	65,618
Total		$288,309	$(45,936)	$(14,386)	$227,987

December 26, 2014
Customer relationships	3 - 14	$143,144	$(21,948)	$(7,334)	$113,862
Patents, proprietary technology and product documentation	3 - 11	18,268	(7,126)	(655)	10,487
Trademarks, trade names and other	5	175	(44)	—	131
		161,587	(29,118)	(7,989)	124,480
Not Subject to Amortization
Brand names		55,265	—	(3,467)	51,798
Total		$216,852	$(29,118)	$(11,456)	$176,278

Amortization of intangibles was $17.2 million in 2015, $11.6 million in 2014 and $12.5 million in 2013. Estimated future annual amortization is as follows (excluding amounts related to businesses acquired subsequent to the end of 2015): $17.1 million in 2016, $16.8 million in 2017, $16.5 million in 2018, $16.3 million in 2019, $16.3 million in 2020 and $79.4 million thereafter.

Other Assets. Components of other assets were (in thousands):

	2015	2014
Cash surrender value of life insurance	$12,856	$13,187
Capitalized software	2,599	3,596
Equity method investment	6,129	5,859
Deposits and other	2,863	3,565
Total	$24,447	$26,207

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts will be used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2015 and 2014. In 2013, increases in cash surrender value totaled $1.6 million and were offset by expenses related to the non-qualified pension and deferred compensation plans funded by the insurance contracts.

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

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2015	2014
Accrued self-insurance retentions	$6,908	$7,089
Accrued warranty and service liabilities	7,870	7,609
Accrued trade promotions	8,522	7,697
Payable for employee stock purchases	8,825	9,126
Customer advances and deferred revenue	9,449	8,918
Income taxes payable	1,308	5,997
Other	32,208	23,414
Total	$75,090	$69,850

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, employee medical benefit claims and representations and warranties associated with the Liquid Finishing business divestiture. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $11.2 million as of December 25, 2015, including $4.3 million classified as other long-term liabilities in the Consolidated Balance Sheets. A portion of our self-insured losses are managed through a wholly-owned captive insurance subsidiary.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2015	2014
Balance, beginning of year	$7,609	$7,771
Assumed in business acquisition	—	12
Charged to expense	6,812	6,069
Margin on parts sales reversed	1,908	1,920
Reductions for claims settled	(8,459)	(8,163)
Balance, end of year	$7,870	$7,609

Revenue Recognition. Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk and title passes to the customer. This is generally on the date of shipment, however certain sales have terms requiring recognition when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions. Rights of return are typically contractually limited, amounts are estimable, and the Company records provisions for anticipated returns and warranty claims at the time revenue is recognized. Historically, sales returns have been less than 3 percent of sales. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses. From time to time, the Company may promote the sale of new products by agreeing to accept returns of superseded products. In such cases, provisions for estimated returns are recorded as a reduction of net sales.

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

Shipping and Handling. Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold in the accompanying Consolidated Statements of Earnings. Amounts billed to customers for shipping and handling are included in net sales.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 25, 2015, totaled $24 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. The fair market value and balance sheet classification of such instruments follows (in thousands):

	Balance Sheet Classification	2015	2014
Gain (loss) on foreign currency forward contracts
Gains		$296	$280
Losses		(189)	—
Net	Accounts receivable	$107	$280

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and has not yet selected a transition method.

Effective for 2015, the Company adopted ASU 2015-04, which allows for the measurement of defined benefit retirement obligations and related plan assets as of the calendar month-end that is closest to the plan sponsor’s fiscal year-end. For 2015, the Company measured all plan obligations and assets as of December 31, 2015.

Effective at the end of 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as non-current. Balances as of December 26, 2014 were restated to conform with 2015 classification, resulting in decreases in previously reported 2014 current assets and liabilities of $20 million and $2 million, respectively, with corresponding increases in non-current deferred tax assets and liabilities.

B. Segment Information

The Company has six operating segments which are aggregated into three reportable segments: Industrial, Process and Contractor.

Beginning with the first quarter of 2015, the Company revised the presentation of its financial reporting segments. Operations of the Process and the Oil and Natural Gas divisions, historically included in the Industrial segment, are now aggregated with the Lubrication division (formerly reported as a separate segment) in the newly-formed Process segment. This change aligns the types of products offered and markets served within the segments. Prior year segment information has been restated to conform to 2015 reporting. A summary of the Company’s reportable segments follows.

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

The Process segment includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

Reportable Segments (in thousands)	2015	2014	2013
Net Sales
Industrial	$616,069	$622,343	$581,503
Process	273,631	223,213	179,975
Contractor	396,785	375,574	342,546
Total	$1,286,485	$1,221,130	$1,104,024
Operating Earnings
Industrial	$201,749	$203,910	$188,641
Process	43,833	47,830	45,136
Contractor	86,447	81,892	72,245
Unallocated corporate (expense)	(29,904)	(24,707)	(26,253)
Total	$302,125	$308,925	$279,769
Assets
Industrial	$558,799	$548,868
Process	481,677	304,903
Contractor	205,632	176,757
Unallocated corporate	145,244	514,250
Total	$1,391,352	$1,544,778

Unallocated corporate (expense) is not included in management’s measurement of segment performance and includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, certain portions of pension expense and certain central warehouse expenses. Unallocated assets include cash, allowances and valuation reserves, deferred income taxes, certain capital items and other assets. Unallocated assets decreased in 2015 due to the sale of the Liquid Finishing business assets (see Note M, Divestiture).

Geographic Information (in thousands)	2015	2014	2013
Net Sales (based on customer location)
United States	$653,534	$577,359	$498,478
Other countries	632,951	643,771	605,546
Total	$1,286,485	$1,221,130	$1,104,024
Long-lived Assets
United States	$144,571	$131,131
Other countries	33,866	30,099
Total	$178,437	$161,230

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented 10 percent of the Company’s consolidated sales for 2015. There were no customers that accounted for 10 percent or more of consolidated sales in 2014 or 2013.

C. Inventories

Major components of inventories were as follows (in thousands):

	2015	2014
Finished products and components	$112,267	$87,384
Products and components in various stages of completion	51,033	47,682
Raw materials and purchased components	82,894	69,212
	246,194	204,278
Reduction to LIFO cost	(44,058)	(44,481)
Total	$202,136	$159,797

Inventories valued under the LIFO method were $109.8 million in 2015 and $84.0 million in 2014. All other inventory was valued on the FIFO method.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2015	2014
Land and improvements	$20,638	$16,311
Buildings and improvements	127,968	123,126
Manufacturing equipment	254,409	242,978
Office, warehouse and automotive equipment	38,549	39,219
Additions in progress	19,609	12,117
Total property, plant and equipment	461,173	433,751
Accumulated depreciation	(282,736)	(272,521)
Net property, plant and equipment	$178,437	$161,230

Depreciation expense was $25.7 million in 2015, $24.1 million in 2014 and $23.4 million in 2013.

E. Income Taxes

In 2015, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. The change in assertion decreased deferred income taxes related to undistributed foreign earnings and reduced the effective tax rate compared to prior years. As of December 25, 2015, the amount of cash held outside the United States was not significant to the Company’s liquidity and was available to fund investments abroad. If the Company repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $9 million as of December 25, 2015.

Earnings before income tax expense consist of (in thousands):

	2015	2014	2013
Domestic	$402,453	$266,627	$238,928
Foreign	72,260	48,446	49,894
Total	$474,713	$315,073	$288,822

Income tax expense consists of (in thousands):

	2015	2014	2013
Current
Domestic
Federal	$117,883	$73,584	$64,753
State and local	4,576	2,775	2,470
Foreign	18,115	12,263	11,569
	140,574	88,622	78,792
Deferred
Domestic	(10,175)	2,497	(553)
Foreign	(1,399)	(1,619)	(239)
	(11,574)	878	(792)
Total	$129,000	$89,500	$78,000

Income taxes paid were $150.5 million in 2015, $92.1 million in 2014 and $78.0 million in 2013.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2015	2014	2013
Statutory tax rate	35%	35%	35%
Tax effect of international operations	(3)	(1)	(1)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(2)
Domestic production deduction	(2)	(3)	(3)
Dividends from Liquid Finishing	(3)	(3)	(3)
Effective tax rate	27%	28%	27%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2015	2014
Inventory valuations	$8,455	$9,163
Self-insurance retention accruals	1,918	2,098
Warranty reserves	2,191	2,074
Vacation accruals	3,055	3,023
Bad debt reserves	3,268	2,409
Unremitted earnings of consolidated foreign subsidiaries	—	(7,316)
Excess of tax over book depreciation	(52,667)	(50,664)
Pension liability	35,916	35,247
Postretirement medical	6,882	7,743
Acquisition costs	3,378	3,369
Stock compensation	20,817	16,657
Deferred compensation	1,372	1,350
Other	88	(399)
Net deferred tax assets	$34,673	$24,754

Total deferred tax assets were $99.3 million and $95.3 million, and total deferred tax liabilities were $64.6 million and $70.6 million on December 25, 2015 and December 26, 2014. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the change in other comprehensive income (loss) items and the impact of acquisitions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate December 25, 2015	Maturity	2015	2014
Private placement unsecured fixed-rate notes
Series A	4.00%	March 2018	$75,000	$75,000
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	1.50%	June 2019	92,695	315,000
Notes payable to banks	0.87%	2016	15,901	5,016
Total debt, including current portion			$408,596	$620,016

The estimated fair value of the fixed interest rate private placement debt was $320 million on December 25, 2015 and $330 million on December 26, 2014. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

Under terms of the amended revolving credit agreement, loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 0.875 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent, or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.875 percent, depending on the Company’s cash flow leverage ratio. The Company is also required to pay a fee on the undrawn amount of the loan commitment at an annual rate ranging from 0.15 percent to 0.30 percent, depending on the Company’s cash flow leverage ratio.

On December 25, 2015, the Company had $545 million in lines of credit, including the $500 million in committed credit facilities described above and $45 million with foreign banks. The unused portion of committed credit lines was $412 million as of December 25, 2015. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $26 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees of up to 0.15 percent per annum on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 25, 2015.

Annual maturities of debt are as follows (in thousands):

2016	$15,901
2017	—
2018	75,000
2019	92,695
2020	75,000
Thereafter	150,000

Interest paid on debt was $17.5 million in 2015, $18.6 million in 2014 and $18.3 million in 2013.

G. Shareholders’ Equity

At December 25, 2015, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Balance, December 28, 2012	$(79,716)	$(4,029)	$(83,745)
Other comprehensive income (loss) before reclassifications	23,103	7,812	30,915
Amounts reclassified from accumulated other comprehensive income	6,481	—	6,481
Balance, December 27, 2013	(50,132)	3,783	(46,349)
Other comprehensive income (loss) before reclassifications	(29,563)	(27,935)	(57,498)
Amounts reclassified from accumulated other comprehensive income	3,111	—	3,111
Balance, December 26, 2014	(76,584)	(24,152)	(100,736)
Other comprehensive income (loss) before reclassifications	641	(10,423)	(9,782)
Amounts reclassified from accumulated other comprehensive income	6,021	—	6,021
Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	2015	2014	2013
Cost of products sold	$3,370	$1,701	$3,635
Product development	1,352	714	1,699
Selling, marketing and distribution	3,109	1,371	2,828
General and administrative	1,543	820	2,124
Total before tax	$9,374	$4,606	$10,286
Income tax (benefit)	(3,353)	(1,495)	(3,805)
Total after tax	$6,021	$3,111	$6,481

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost charged to operations for restricted share awards was $0.1 million in 2015, $0.3 million in 2014 and $0.5 million in 2013. Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their annual retainer, and/or payment for attendance at Board or Committee meetings, in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 5,963 shares in 2015, 4,867 shares in 2014 and 6,079 shares in 2013. The expense related to this arrangement is not significant. The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to this plan was $0.1 million in 2015, $1.0 million in 2014 and $1.9 million in 2013.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2012	5,192	$34.85	3,194	$32.99
Granted	969	65.97
Exercised	(990)	33.04
Canceled	(22)	40.71
Outstanding, December 27, 2013	5,149	41.03	3,311	33.20
Granted	475	74.62
Exercised	(607)	35.73
Canceled	(42)	61.35
Outstanding, December 26, 2014	4,975	44.72	3,318	34.86
Granted	543	74.19
Exercised	(328)	37.28
Canceled	(25)	72.01
Outstanding, December 25, 2015	5,165	$48.16	3,583	$38.49

The following table summarizes information for options outstanding and exercisable at December 25, 2015 (in thousands, except exercise prices and contractual term amounts):

Range of Prices	Options Outstanding	Options Outstanding Weighted Avg. Remaining Contractual Term in Years	Options Outstanding Weighted Avg. Exercise Price	Options Exercisable	Options Exercisable Weighted Avg. Exercise Price
$ 16-30	1,278	4	$23.56	1,278	$23.56
$ 30-45	1,357	3	39.24	1,342	39.20
$ 45-60	1,147	6	54.02	772	53.03
$ 60-77	1,383	8	74.80	191	74.72
$ 16-77	5,165	5	$48.16	3,583	$38.49

The aggregate intrinsic value of exercisable option shares was $124.9 million as of December 25, 2015, with a weighted average contractual term of 4.3 years. There were approximately 5.1 million vested share options and share options expected to vest as of December 25, 2015, with an aggregate intrinsic value of $131.8 million, a weighted average exercise price of $48.03 and a weighted average contractual term of 5.4 years.

Information related to options exercised follows (in thousands):

	2015	2014	2013
Cash received	$7,720	$20,343	$33,630
Aggregate intrinsic value	11,851	25,284	33,028
Tax benefit realized	3,600	8,200	11,200

Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 165,897 shares in 2015, 193,084 shares in 2014 and 196,913 shares in 2013.

Authorized Shares. In April 2015, shareholders of the Company approved the Graco Inc. 2015 Stock Incentive Plan. The plan provides for issuance of up to 3.5 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 25, 2015
Stock Incentive Plan (2015)	3,500	3,450
Employee Stock Purchase Plan (2006)	7,000	4,928
Total	10,500	8,378

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 25, 2015, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost of $19.2 million in 2015, $17.2 million in 2014 and $16.5 million in 2013, which reduced net income by $13.8 million, or $0.23 per weighted diluted common share in 2015, $12.8 million, or $0.21 per weighted diluted common share in 2014 and $12.6 million, or $0.20 per weighted diluted common share in 2013. As of December 25, 2015, there was $10.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 1.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2015	2014	2013
Expected life in years	6.5	6.5	5.9
Interest rate	1.7%	2.0%	1.3%
Volatility	35.0%	36.1%	35.4%
Dividend yield	1.6%	1.5%	1.6%
Weighted average fair value per share	$23.18	$24.83	$19.44

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

	2015	2014	2013
Expected life in years	1.0	1.0	1.0
Interest rate	0.2%	0.1%	0.2%
Volatility	18.9%	21.4%	26.0%
Dividend yield	1.6%	1.4%	1.7%
Weighted average fair value per share	$16.51	$17.81	$14.16

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2015	2014	2013
Net earnings available to common shareholders	$345,713	$225,573	$210,822
Weighted average shares outstanding for basic earnings per share	57,610	60,148	61,203
Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,397	1,597	1,587
Weighted average shares outstanding for diluted earnings per share	59,007	61,745	62,790
Basic earnings per share	$6.00	$3.75	$3.44
Diluted earnings per share	$5.86	$3.65	$3.36

Stock options to purchase 1.4 million, 0.6 million and 0.4 million shares were not included in the 2015, 2014 and 2013 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $6.3 million in 2015, $6.9 million in 2014 and $6.3 million in 2013.

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

For U.S. plans, benefits are based on years of service and the highest 5 consecutive years’ earnings in the 10 years preceding retirement. The Company funds annually in amounts consistent with minimum funding levels and maximum tax deduction limits.

The Company maintains a defined contribution plan covering employees of a Swiss subsidiary, funded by Company and employee contributions. In 2013, the Company transferred responsibility for pension coverage under Swiss law to a reputable Swiss insurance company. Plan assets are invested in an insurance contract that guarantees a federally mandated annual rate of return. The value of the plan assets is effectively the value of the insurance contract. The performance of the underlying assets held by the insurance company has no direct impact on the surrender value of the insurance contract. The insurance backed assets have no active market and are classified in the “other” assets category, level 3 in the fair value hierarchy.

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

Plan assets by category and fair value measurement level were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
December 25, 2015
Equity
U.S. Large Cap	$77,811	$—	$77,811	$—
U.S. Small/Mid Cap	12,759	—	12,759	—
International	49,952	—	49,952	—
Total Equity	140,522	—	140,522	—
Fixed income	42,251	—	36,711	5,540
Insurance contract	28,080	—	—	28,080
Real estate and other	57,405	6,578	16,048	34,779
Total	$268,258	$6,578	$193,281	$68,399

December 26, 2014
Equity
U.S. Large Cap	$92,272	$—	$92,272	$—
U.S. Small/Mid Cap	14,948	—	14,948	—
International	45,958	—	45,958	—
Total Equity	153,178	—	153,178	—
Fixed income	53,548	—	40,693	12,855
Insurance contract	28,899	—	—	28,899
Real estate and other	41,583	1,356	15,008	25,219
Total	$277,208	$1,356	$208,879	$66,973

A reconciliation of the beginning and ending balances of level 3 plan assets follows:

	2015	2014
Balance, beginning of year	$66,973	$25,844
Transfer from level 2 (insurance contract)	—	31,271
Purchases	7,463	12,914
Redemptions	(10,958)	(3,849)
Change in unrealized gains (losses)	4,921	793
Balance, end of year	$68,399	$66,973

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 25, 2015, and December 26, 2014, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2015	2014	2015	2014
Change in benefit obligation
Obligation, beginning of year	$389,692	$352,271	$22,764	$21,342
Service cost	8,406	6,846	542	486
Interest cost	14,790	15,944	954	981
Actuarial loss (gain)	(15,465)	44,290	14	1,037
Plan changes	(179)	—	—	—
Benefit payments	(12,505)	(23,593)	(1,063)	(1,082)
Settlements	(2,684)	—	—	—
Exchange rate changes	(1,383)	(6,066)	—	—
Obligation, end of year	$380,672	$389,692	$23,211	$22,764
Change in plan assets
Fair value, beginning of year	$277,208	$280,607	$—	$—
Actual return on assets	4,311	21,622	—	—
Employer contributions	1,979	1,814	1,063	1,082
Benefit payments	(12,505)	(23,593)	(1,063)	(1,082)
Settlements	(2,684)	—	—	—
Exchange rate changes	(51)	(3,242)		—
Fair value, end of year	$268,258	$277,208	$—	$—
Funded status	$(112,414)	$(112,484)	$(23,211)	$(22,764)

Amounts recognized in consolidated balance sheets
Current liabilities	$1,166	$1,308	$1,282	$1,165
Non-current liabilities	111,248	111,176	21,929	21,599
Total liabilities	$112,414	$112,484	$23,211	$22,764

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $355 million for 2015 and $361 million for 2014. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2015	2014
Projected benefit obligation	$380,672	$389,692
Accumulated benefit obligation	354,918	360,945
Fair value of plan assets	268,258	277,208

The components of net periodic benefit cost for the plans for 2015, 2014 and 2013 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2015	2014	2013	2015	2014	2013
Service cost-benefits earned during the period	$8,406	$6,846	$7,447	$542	$486	$626
Interest cost on projected benefit obligation	14,790	15,944	14,149	954	981	961
Expected return on assets	(19,442)	(21,253)	(18,508)	—	—	—
Amortization of prior service cost (credit)	268	320	8	(676)	(658)	(658)
Amortization of net loss (gain)	9,459	4,929	10,456	323	15	480
Cost of pension plans which are not significant and have not adopted ASC 715	79	80	94	N/A	N/A	N/A
Net periodic benefit cost	$13,560	$6,866	$13,646	$1,143	$824	$1,409

Amounts recognized in other comprehensive (income) loss in 2015 and 2014 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2015	2014	2015	2014
Net loss (gain) arising during the period	$(833)	$42,733	$14	$1,037
Prior service cost (credit) arising during the period	(179)	—	—	—
Amortization of net gain (loss)	(9,459)	(4,929)	(323)	(15)
Amortization of prior service credit (cost)	(268)	(320)	676	658
Total	$(10,739)	$37,484	$367	$1,680

Amounts included in accumulated other comprehensive (income) loss as of December 25, 2015 and December 26, 2014, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2015	2014	2015	2014
Prior service cost (credit)	$2,232	$2,658	$(1,110)	$(1,786)
Net loss	100,985	111,298	4,038	4,347
Net before income taxes	103,217	113,956	2,928	2,561
Income taxes	(35,169)	(39,011)	(1,054)	(922)
Net	$68,048	$74,945	$1,874	$1,639

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2016 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$269	$(766)
Net loss (gain)	7,354	216
Net before income taxes	7,623	(550)
Income taxes	(2,744)	198
Net	$4,879	$(352)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2015	2014	2015	2014
U.S. Plans
Discount rate	4.7%	4.2%	4.7%	4.2%
Rate of compensation increase	3.0%	3.0%	N/A	N/A
Non-U.S. Plans
Discount rate	1.1%	1.5%	N/A	N/A
Rate of compensation increase	1.3%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2015	2014	2013	2015	2014	2013
U.S. Plans
Discount rate	4.2%	5.0%	4.2%	4.2%	5.0%	4.2%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected return on assets	7.8%	8.5%	8.5%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	1.4%	2.5%	2.3%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.3%	1.2%	N/A	N/A	N/A
Expected return on assets	2.0%	2.0%	3.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 7.1 percent for 2016, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

At December 25, 2015, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $2.1 million to its unfunded pension plans and $1.3 million to the postretirement medical plan in 2016. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2016. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2016	$17,576	$1,282
2017	15,825	1,395
2018	17,185	1,466
2019	17,713	1,559
2020	19,302	1,662
Years 2021 - 2025	110,344	8,777

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were as follows at December 25, 2015 (in thousands):

	Buildings	Vehicles & Equipment	Total
2016	$4,508	$2,490	$6,998
2017	3,924	2,173	6,097
2018	3,297	1,535	4,832
2019	3,272	1,147	4,419
2020	2,553	793	3,346
Thereafter	5,925	715	6,640
Total	$23,479	$8,853	$32,332

Total rental expense was $6.9 million in 2015, $5.0 million in 2014 and $3.6 million in 2013.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $81 million at December 25, 2015. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $31 million. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 25, 2015. The Company has also guaranteed the debt of its subsidiaries for up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business. The Company is actively pursuing and defending these matters and has recorded an estimate of the probable costs where appropriate. Management does not expect that resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

L. Acquisitions

On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (“HiP”) for $161 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. HiP had sales of $38 million in 2014. Results of HiP operations, including $29 million of sales, have been included in the Company’s Process segment from the date of acquisition.

Purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$1,904
Accounts receivable	4,714
Inventories	7,605
Other current assets	69
Property, plant and equipment	1,962
Deferred income taxes	1,840
Identifiable intangible assets	60,100
Goodwill	86,149
Total assets acquired	164,343
Liabilities assumed	(3,414)
Net assets acquired	$160,929

Identifiable intangible assets and estimated useful life are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$47,100	12
Trade names	13,000	Indefinite
Total identifiable intangible assets	$60,100

Approximately two-thirds of the goodwill acquired with HiP is deductible for tax purposes.

On January 2, 2015, the Company acquired White Knight Fluid Handling (“White Knight”) for $16 million cash and a commitment for additional consideration if future revenues exceed certain thresholds, initially valued at $8 million. The maximum payout is not limited. White Knight designs and manufactures high purity, metal-free pumps used in the production process of manufacturing semiconductors, solar panels, LED flat panel displays and various other electronics. The products, brands and distribution channels of White Knight expand and complement the offerings of the Company’s Process segment. The purchase price was allocated based on estimated fair values, including $12 million of goodwill, $9 million of other identifiable intangible assets and $3 million of net tangible assets.

On October 1, 2014, the Company acquired the stock of Alco Valves Group (“Alco”) for £72 million cash, subject to normal post-closing purchase price adjustments. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Alco revenues for the twelve months preceding the acquisition were approximately £19 million. Results of Alco operations have been included in the Company’s Process segment starting from the date of acquisition, including sales of $23 million in 2015 and $6 million in 2014.

Purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$1,929
Accounts receivable	9,821
Inventories	9,196
Other current assets	343
Property, plant and equipment	1,047
Other non-current assets	225
Identifiable intangible assets	30,348
Goodwill	77,545
Total assets acquired	130,454
Current liabilities assumed	(3,214)
Deferred income taxes	(6,266)
Net assets acquired	$120,974

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

In 2014, the Company paid $65 million cash to acquire a manufacturer of fluid management solutions for environmental monitoring and remediation, markets where Graco had little or no previous exposure. The acquired business expands and complements the Company’s Process segment. The purchase price was allocated based on estimated fair values, including $37 million of goodwill, $22 million of other identifiable intangible assets and $6 million of net tangible assets.

The Company completed other business acquisitions in 2015, 2014 and 2013 that were not material to the consolidated financial statements.

Subsequent event. In January 2016, the Company completed the acquisitions of Geotechnical Instruments (U.K.) Limited (“Geotec”), a manufacturer of portable and fixed gas analyzers for landfill, biogas and medical applications, and Landtec North America Inc., which manufacturers landfill gas wellhead equipment and serves as the North American sales channel for Geotec. These acquisitions enhance and complement the Company’s position in environmental monitoring and remediation markets, and will be included in our Process segment.

M. Divestiture

In April 2012, the Company purchased the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Results of the Powder Finishing businesses have been included in the Industrial segment since the date of acquisition.

Under terms of a hold separate order from the Federal Trade Commission, the Company did not have the power to direct the activities of the Liquid Finishing businesses that most significantly impacted the economic performance of those businesses. Consequently, we reflected our investment in the Liquid Finishing businesses as a cost-method investment on our balance sheet, and their results of operations were not consolidated with those of the Company.

In April 2015, the Company sold the Liquid Finishing business assets for a price of $610 million cash. Held separate investment income includes the pre-tax gain on sale of $150 million, net of transaction and other related expenses, including a $7 million contribution to the Company’s charitable foundation. Held separate investment income also includes dividends of $42 million. Net earnings include after-tax gain and dividends totaling $141 million. Dividends received from after-tax earnings of Liquid Finishing included in investment income totaled $28 million in 2014 and $28 million in 2013. No further Liquid Finishing dividends will be received.

N. Quarterly Financial Information (unaudited)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net Sales	$306,453	$335,489	$318,986	$325,557
Gross Profit	162,129	180,623	170,196	171,752
Net Earnings	68,841	172,637	50,691	53,544
Basic Net Earnings per Common Share	$1.17	$2.96	$0.88	$0.96
Diluted Net Earnings per Common Share	1.14	2.90	0.86	0.94
Cash Dividends Declared per Common Share	0.30	0.30	0.30	0.33

2014
Net Sales	$289,962	$322,549	$302,614	$306,005
Gross Profit	159,312	176,850	165,814	164,760
Net Earnings	50,745	66,236	59,551	49,041
Basic Net Earnings per Common Share	$0.83	$1.10	$0.99	$0.83
Diluted Net Earnings per Common Share	0.81	1.07	0.97	0.80
Cash Dividends Declared per Common Share	0.28	0.28	0.28	0.30

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, the Vice President, Corporate Controller and Information Systems, and the Vice President, General Counsel and Secretary. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2015 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2015 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of Our Company” in Part I of this 2015 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on April 22, 2016 (the “Proxy Statement”), is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements	31

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	58

	All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	60
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries
(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves[1]	Other add (deduct)[2]	Balance at end of year
Year ended
December 25, 2015
Allowance for doubtful accounts	$2,400	$1,500	$900	$—	$3,000
Allowance for returns and credits	5,700	24,600	23,000	100	7,400
	$8,100	$26,100	$23,900	$100	$10,400
December 26, 2014
Allowance for doubtful accounts	$1,300	$800	$300	$600	$2,400
Allowance for returns and credits	5,000	22,400	21,700	—	5,700
	$6,300	$23,200	$22,000	$600	$8,100
December 27, 2013
Allowance for doubtful accounts	$2,100	$600	$1,400	$—	$1,300
Allowance for returns and credits	4,500	17,300	16,800	—	5,000
	$6,600	$17,900	$18,200	$—	$6,300

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

Graco Inc.

/s/ PATRICK J. MCHALE	February 16, 2016
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 16, 2016
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTIAN E. ROTHE	February 16, 2016
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 16, 2016
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 16, 2016
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

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

2.2
Asset Purchase Agreement, dated October 7, 2014, by and among Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., Graco Inc. and Finishing Brands Holdings Inc. (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed October 9, 2014.) First amendment dated March 6, 2015. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on March 9, 2015.)

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

*10.4	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.5	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.6	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2015.)

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

*10.9
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

*10.10
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

*10.12
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

*10.14
Stock Option Agreement.  Form of agreement used for award of nonstatutory stock options to nonemployee directors under the Graco Inc. 2010 Stock Incentive Plan in 2011.  (Incorporated by reference to Exhibit 10.16 to the Company’s 2010 Annual Report on Form 10-K.)  Amended form of agreement for awards made to nonemployee directors commencing in 2012 (and subsequently used for awards made to nonemployee directors under the Graco Inc. 2015 Stock Incentive Plan in 2015).  (Incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.15
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

*10.20	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.21	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.22
Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

*10.23
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

11	Statement of Computation of Earnings per share included in Note I on page 47

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive Data File
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