Form 10-Q
period 2016-03-25
GRACO INC
filed 2016-04-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 25, 2016
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

Yes                             No          X

55,614,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 13, 2016.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net Sales	$304,912	$306,453
Cost of products sold	143,116	144,324
Gross Profit	161,796	162,129
Product development	14,686	15,290
Selling, marketing and distribution	52,701	51,424
General and administrative	33,460	30,184
Operating Earnings	60,949	65,231
Interest expense	4,493	5,303
Held separate investment (income), net	—	(29,523)
Other expense (income), net	(1,146)	710
Earnings Before Income Taxes	57,602	88,741
Income taxes	18,050	19,900
Net Earnings	$39,552	$68,841
Per Common Share
Basic net earnings	$0.71	$1.17
Diluted net earnings	$0.70	$1.14
Cash dividends declared	$0.33	$0.30
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net Earnings	$39,552	$68,841
Components of other comprehensive income (loss)
Cumulative translation adjustment	(2,402)	(3,011)
Pension and postretirement medical liability adjustment	1,473	2,438
Income taxes - pension and postretirement medical liability adjustment	(569)	(902)
Other comprehensive income (loss)	(1,498)	(1,475)
Comprehensive Income	$38,054	$67,366
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 25, 2016	December 25, 2015
ASSETS
Current Assets
Cash and cash equivalents	$36,490	$52,295
Accounts receivable, less allowances of $11,400 and $10,400	226,030	225,509
Inventories	212,331	202,136
Other current assets	20,993	29,077
Total current assets	495,844	509,017
Property, Plant and Equipment
Cost	469,381	461,173
Accumulated depreciation	(285,170)	(282,736)
Property, plant and equipment, net	184,211	178,437
Goodwill	419,447	394,488
Other Intangible Assets, net	248,827	227,987
Deferred Income Taxes	58,674	56,976
Other Assets	23,995	24,447
Total Assets	$1,430,998	$1,391,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$14,508	$15,901
Trade accounts payable	40,329	40,505
Salaries and incentives	27,886	44,673
Dividends payable	18,150	18,447
Other current liabilities	60,884	75,090
Total current liabilities	161,757	194,616
Long-term Debt	457,670	392,695
Retirement Benefits and Deferred Compensation	137,356	137,457
Deferred Income Taxes	28,577	22,303
Other Non-current Liabilities	8,730	8,730
Shareholders’ Equity
Common stock	55,566	55,766
Additional paid-in-capital	422,436	398,774
Retained earnings	264,901	285,508
Accumulated other comprehensive income (loss)	(105,995)	(104,497)
Total shareholders’ equity	636,908	635,551
Total Liabilities and Shareholders’ Equity	$1,430,998	$1,391,352
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Cash Flows From Operating Activities
Net Earnings	$39,552	$68,841
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	12,010	10,810
Deferred income taxes	(2,688)	(4,044)
Share-based compensation	6,093	5,033
Excess tax benefit related to share-based payment arrangements	(3,300)	(300)
Change in
Accounts receivable	3,100	(26,632)
Inventories	(8,127)	(13,545)
Trade accounts payable	119	6,088
Salaries and incentives	(17,191)	(16,910)
Retirement benefits and deferred compensation	669	3,171
Other accrued liabilities	(3,233)	4,947
Other	(1,426)	9,762
Net cash provided by operating activities	25,578	47,221
Cash Flows From Investing Activities
Property, plant and equipment additions	(13,121)	(9,796)
Acquisition of businesses, net of cash acquired	(48,881)	(182,904)
Investment in restricted assets	876	—
Other	320	38
Net cash provided by (used in) investing activities	(60,806)	(192,662)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(1,461)	47,605
Borrowings on long-term line of credit	298,709	379,095
Payments on long-term line of credit	(233,734)	(227,055)
Excess tax benefit related to share-based payment arrangements	3,300	300
Common stock issued	20,111	12,746
Common stock repurchased	(48,050)	(46,935)
Cash dividends paid	(18,332)	(17,730)
Net cash provided by (used in) financing activities	20,543	148,026
Effect of exchange rate changes on cash	(1,120)	1,437
Net increase (decrease) in cash and cash equivalents	(15,805)	4,022
Cash and cash equivalents
Beginning of year	52,295	23,656
End of period	$36,490	$27,678
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 25, 2016 and the related statements of earnings for the thirteen weeks ended March 25, 2016 and March 27, 2015, and cash flows for the thirteen weeks ended March 25, 2016 and March 27, 2015 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 25, 2016, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net earnings available to common shareholders	$39,552	$68,841
Weighted average shares outstanding for basic earnings per share	55,394	58,981
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,315	1,484
Weighted average shares outstanding for diluted earnings per share	56,709	60,465
Basic earnings per share	$0.71	$1.17
Diluted earnings per share	$0.70	$1.14

Stock options to purchase 1,909,000 and 1,186,000 shares were not included in the March 25, 2016 and March 27, 2015 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2015	5,165	$48.16	3,583	$38.49
Granted	642	71.54
Exercised	(465)	37.78
Canceled	(6)	67.46
Outstanding, March 25, 2016	5,336	$51.86	3,575	$41.83

The Company recognized year-to-date share-based compensation of $6.1 million in 2016 and $5.0 million in 2015. As of March 25, 2016, there was $17.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Expected life in years	7.0	6.5
Interest rate	1.4%	1.7%
Volatility	30.3%	35.3%
Dividend yield	1.9%	1.6%
Weighted average fair value per share	$18.89	$23.42

Under the Company’s Employee Stock Purchase Plan, the Company issued 170,000 shares in 2016 and 166,000 shares in 2015. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Expected life in years	1.0	1.0
Interest rate	0.7%	0.2%
Volatility	19.3%	18.9%
Dividend yield	1.7%	1.6%
Weighted average fair value per share	$17.49	$16.51

4.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Pension Benefits
Service cost	$1,997	$2,096
Interest cost	4,017	3,775
Expected return on assets	(4,637)	(4,917)
Amortization and other	2,300	2,353
Net periodic benefit cost	$3,677	$3,307

Postretirement Medical
Service cost	$150	$150
Interest cost	262	226
Amortization	(138)	(101)
Net periodic benefit cost	$274	$275

5.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Balance, December 26, 2014	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income before reclassifications	—	(3,011)	(3,011)
Amounts reclassified from accumulated other comprehensive income	1,536	—	1,536
Balance, March 27, 2015	$(75,048)	$(27,163)	$(102,211)

Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)
Other comprehensive income before reclassifications	—	(2,402)	(2,402)
Amounts reclassified from accumulated other comprehensive income	904	—	904
Balance, March 25, 2016	$(69,018)	$(36,977)	$(105,995)

.

.
Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Cost of products sold	$528	$938
Product development	204	383
Selling, marketing and distribution	486	703
General and administrative	255	414
Total before tax	$1,473	$2,438
Income tax (benefit)	(569)	(902)
Total after tax	$904	$1,536

6.	Segment Information

The Company has three reportable segments, Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net Sales
Industrial	$147,088	$143,266
Process	64,285	67,681
Contractor	93,539	95,506
Total	$304,912	$306,453
Operating Earnings
Industrial	$45,794	$42,940
Process	7,277	10,498
Contractor	16,743	19,375
Unallocated corporate (expense)	(8,865)	(7,582)
Total	$60,949	$65,231

Assets by segment were as follows (in thousands):

	March 25, 2016	December 25, 2015
Industrial	$562,702	$558,799
Process	532,447	481,677
Contractor	216,170	205,632
Unallocated corporate	119,679	145,244
Total	$1,430,998	$1,391,352

Geographic information follows (in thousands):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net sales (based on customer location)
United States	$153,001	$159,328
Other countries	151,911	147,125
Total	$304,912	$306,453

	March 25, 2016	December 25, 2015
Long-lived assets
United States	$148,058	$144,571
Other countries	36,153	33,866
Total	$184,211	$178,437

7.Inventories

Major components of inventories were as follows (in thousands):

	March 25, 2016	December 25, 2015
Finished products and components	$117,180	$112,267
Products and components in various stages of completion	55,136	51,033
Raw materials and purchased components	84,556	82,894
	256,872	246,194
Reduction to LIFO cost	(44,541)	(44,058)
Total	$212,331	$202,136

8.Intangible Assets

Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
March 25, 2016
Customer relationships	3 - 14	$218,227	$(41,010)	$(9,306)	$167,911
Patents, proprietary technology and product documentation	3 - 11	22,222	(9,514)	(576)	12,132
Trademarks, trade names and other	5	595	(156)	(79)	360
		241,044	(50,680)	(9,961)	180,403
Not Subject to Amortization:
Brand names		72,128	—	(3,704)	68,424
Total		$313,172	$(50,680)	$(13,665)	$248,827

December 25, 2015
Customer relationships	3 - 14	$197,900	$(36,852)	$(9,738)	$151,310
Patents, proprietary technology and product documentation	3 - 11	20,400	(8,952)	(658)	10,790
Trademarks, trade names and other	5	495	(132)	(94)	269
		218,795	(45,936)	(10,490)	162,369
Not Subject to Amortization:
Brand names		69,514	—	(3,896)	65,618
Total		$288,309	$(45,936)	$(14,386)	$227,987

Amortization of intangibles for the quarter was $4.8 million in 2016 and $4.1 million in 2015. Estimated annual amortization expense is as follows: $19.0 million in 2016, $18.8 million in 2017 $18.5 million in 2018, $18.3 million in 2019, $18.2 million in 2020, and $92.4 million thereafter.

Changes in the carrying amount of goodwill in 2016 were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2015	$153,283	$228,473	$12,732	$394,488
Additions from business acquisitions	—	27,049	—	27,049
Foreign currency translation	1,585	(3,675)	—	(2,090)
Balance, March 25, 2016	$154,868	$251,847	$12,732	$419,447

Goodwill is reviewed for impairment annually in the fourth quarter and whenever events or changes in business circumstances indicate the carrying value of the goodwill may not be recoverable. In completing the goodwill impairment analysis for 2015, the estimated fair value of all reporting units substantially exceeded carrying value except for our Oil and Natural Gas reporting unit, which exceeded its carrying value by 14 percent. In the first quarter of 2016, the Company considered the impact of continuing weakness in the oil and natural gas markets and concluded that further impairment analysis was not required, however prolonged or deepened weakness could subject assets to impairment in the future.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	March 25, 2016	December 25, 2015
Accrued self-insurance retentions	$6,953	$6,908
Accrued warranty and service liabilities	7,913	7,870
Accrued trade promotions	5,869	8,522
Payable for employee stock purchases	1,845	8,825
Customer advances and deferred revenue	8,393	9,449
Income taxes payable	4,770	1,308
Other	25,141	32,208
Total	$60,884	$75,090

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 25, 2015	$7,870
Charged to expense	1,655
Margin on parts sales reversed	120
Reductions for claims settled	(1,732)
Balance, March 25, 2016	$7,913

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary established in 2015. At March 25, 2016, cash balances of $9 million were restricted to funding of the captive's loss reserves. Restricted cash is included within other current assets on the Company's Consolidated Balance Sheet.

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 25, 2016	December 25, 2015
Assets
Cash surrender value of life insurance	2	$12,749	$12,856
Forward exchange contracts	2	—	107
Total assets at fair value		$12,749	$12,963
Liabilities
Contingent consideration	3	$4,081	$9,600
Deferred compensation	2	2,991	2,958
Forward exchange contracts	2	603	—
Total liabilities at fair value		$7,675	$12,558

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

Contingent consideration liability represents the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of an acquired business based on future revenues.

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $330 million as of March 25, 2016 and $320 million as of December 25, 2015. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Divestiture in 2015

Net earnings in the first quarter of 2015 included $30 million of net investment income from the Liquid Finishing businesses sold in the second quarter of 2015. The Liquid Finishing businesses were held as a cost method investment, and prior to the sale, income was recognized on dividends received from post-tax earnings of Liquid Finishing.

12.Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued a final standard on accounting for leases. The new standard is effective for the Company in fiscal 2019 and requires most leases to be recorded on the balance sheet. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures and accounting systems.

In March 2016, FASB issued a new standard that changes the accounting for share-based payments. The standard is effective for the Company in fiscal 2017 and early adoption is permitted. It simplifies several aspects of accounting for share-based payments, including the accounting for income taxes, forfeitures, and classification in the statement of cash flows. Under the new standard, excess tax benefits on the exercise of stock options currently credited to equity will reduce the current tax provision, potentially creating volatility in the Company's effective tax rate. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures and is considering whether or not to early adopt.

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

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015	% Change
Net Sales	$304.9	$306.5	(1)%
Operating Earnings	60.9	65.2	(7)%
Net Earnings	$39.6	$68.8	(43)%
Diluted Net Earnings per Common Share	$0.70	$1.14	(39)%

Net earnings in the first quarter of 2015 included $30 million ($0.49 per diluted share) of net investment income from the Liquid Finishing businesses sold in the second quarter of 2015. Results excluding Liquid Finishing investment income and expense provide a more consistent base of comparison to future results. A calculation of the non-GAAP measurement of net earnings excluding investment income and expense follows (in millions except per share amounts):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net Earnings, as reported	$39.6	$68.8
Held separate investment (income), net	—	(29.5)
Income tax effect	—	(0.2)
Net Earnings, adjusted	$39.6	$39.1
Diluted earnings per share
As reported	$0.70	$1.14
Adjusted	$0.70	$0.65

The following table presents components of changes in sales:

	Year-to-Date
	Segment			Region			Total
	Industrial	Process	Contractor	Americas(1)	EMEA(2)	Asia Pacific
Volume and Price	3%	(11)%	(1)%	(7)%	10%	6%	(1)%
Acquisitions	2%	8%	—%	1%	3%	3%	2%
Currency	(2)%	(2)%	(1)%	—%	(3)%	(3)%	(2)%
Total	3%	(5)%	(2)%	(6)%	10%	6%	(1)%

(1) North and South America, including the United States
(2) Europe, Middle East and Africa

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Americas	$173.4	$184.8
EMEA	75.7	68.8
Asia Pacific	55.8	52.9
Consolidated	$304.9	$306.5

Sales decreased 1 percent, though at consistent translation rates they increased 1 percent. Increases of 10 percent in EMEA (13 percent at consistent translation rates) and 6 percent in Asia Pacific (9 percent at consistent translation rates) were largely offset by a 6 percent decrease in the Americas. Incremental sales from operations acquired within the last 12 months totaled $7 million, contributing 2 percentage points of growth. Organic sales at consistent translation rates decreased 1 percent, with increases of 10 percent in EMEA, 6 percent in Asia Pacific and a decrease of 7 percent in the Americas.

Gross profit margin rates were consistent with the rates in the first quarter of last year. Favorable effects of realized pricing and reduced acquisition related purchase accounting effects offset the impact of lower factory volume and product mix.

Total operating expenses were $4 million (4 percent) higher than the first quarter last year. The increase included expenses of acquired operations totaling $3 million. Unallocated corporate expenses increased $1 million, mostly from increases in stock compensation and pension, partially offset by a decrease in divestiture costs.

The effective income tax rate was 31 percent, up from 22 percent last year. Post-tax dividend income reduced the effective rate in the first quarter of 2015. The effective rate in the first quarter of 2016 benefited from foreign earnings taxed at lower rates than the U.S. rate and the federal R&D credit that was not reinstated in the first quarter of 2015.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net sales (in millions)
Americas	$65.1	$67.8
EMEA	44.2	41.0
Asia Pacific	37.8	34.5
Total	$147.1	$143.3
Operating earnings as a percentage of net sales	31%	30%

Industrial segment sales increased 3 percent (5 percent at consistent translation rates). A 4 percent decrease in the Americas was more than offset by increases of 8 percent in EMEA (11 percent at consistent translation rates) and 10 percent in Asia Pacific (12 percent at consistent translation rates). Operating margin rates for the Industrial segment were slightly higher than last year due to improved gross margin rates and expense leverage on higher sales volume.

Process

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net sales (in millions)
Americas	$40.0	$42.9
EMEA	13.9	13.9
Asia Pacific	10.4	10.9
Total	$64.3	$67.7
Operating earnings as a percentage of net sales	11%	16%

Process segment sales decreased 5 percent (3 percent at consistent translation rates), including decreases of 7 percent in the Americas and 5 percent in Asia Pacific (2 percent at consistent translation rates). Sales in EMEA were flat, and increased 4 percent at consistent translation rates. Operating margin rate decreased compared to last year with improvements in gross margin offset by unfavorable expense leverage.

Contractor

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net sales (in millions)
Americas	$68.3	$74.2
EMEA	17.6	13.9
Asia Pacific	7.6	7.4
Total	$93.5	$95.5
Operating earnings as a percentage of net sales	18%	20%

Contractor segment sales decreased 2 percent (1 percent at consistent translation rates), with an 8 percent decrease in the Americas partially offset by increases of 26 percent in EMEA (29 percent at consistent translation rates) and 3 percent in Asia Pacific (8 percent at consistent translation rates). Operating margin rate decreased due to unfavorable expense leverage on lower sales volume.

Liquidity and Capital Resources

Net cash provided by operating activities of $26 million decreased $22 million from the comparable period of 2015, mostly due to a decrease in net earnings. Net earnings in the first quarter of 2015 included $30 million of post-tax dividends from the Liquid Finishing businesses that were sold in the second quarter of 2015. In the first quarter of 2016, the Company used proceeds from borrowings under its revolving line of credit to complete acquisitions of two related businesses that were not material to the consolidated financial statements. Other significant uses of cash in the first quarter of 2016 included share repurchases of $48 million and cash dividends of $18 million.

At March 25, 2016, cash balances of $9 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's Consolidated Balance Sheets.

At March 25, 2016, the Company had various lines of credit totaling $546 million, of which $376 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2016.

Outlook

We maintain our outlook for the full year of low to mid single-digit organic constant currency growth for Graco worldwide and expect growth in every region and reportable segment. We expect the Americas to generate mid single-digit growth, and the EMEA and Asia Pacific regions to generate low single-digit growth. There is some risk in our Process segment outlook, reflecting continued headwinds in the oil and natural gas market, however we continue to believe this segment will achieve organic constant currency growth in 2016. While we are mindful of opportunities to reduce discretionary spending, our intent is to press forward with investments in our growth initiatives and we are confident these initiatives will provide a solid long-term return to our shareholders.

SAFE HARBOR CAUTIONARY STATEMENT

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2015 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; economic conditions in the United States and other major world economies; changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with, litigation, administrative proceedings and regulatory reviews incident to our business as well as indemnification claims under our asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., and Finishing Brands Holdings Inc.; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction, automotive, mining and oil and natural gas industries; our ability to attract, develop and retain qualified personnel; and catastrophic events. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2015 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2015 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the Company to purchase up to 6,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization is for an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 26, 2015 - January 22, 2016	538,624	$65.62	538,624	4,040,800
January 23, 2016 - February 19, 2016	188,433	$67.42	188,433	3,852,367
February 20, 2016 - March 25, 2016	—	—	—	—

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2015 Stock Incentive Plan in 2016 .

10.2	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2015 Stock Incentive Plan in 2016.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 20, 2016.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 20, 2016	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 20, 2016	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 20, 2016	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)