Form 10-Q
period 2016-06-24
GRACO INC
filed 2016-07-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 24, 2016
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

Yes                             No          X

55,679,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 13, 2016.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net Sales	$348,126	$335,489	$653,038	$641,942
Cost of products sold	162,985	154,866	306,101	299,190
Gross Profit	185,141	180,623	346,937	342,752
Product development	15,607	14,907	30,293	30,197
Selling, marketing and distribution	56,136	50,126	108,837	101,550
General and administrative	35,056	31,699	68,516	61,883
Operating Earnings	78,342	83,891	139,291	149,122
Interest expense	4,543	4,125	9,036	9,428
Held separate investment (income), net	—	(158,833)	—	(188,356)
Other expense (income), net	392	(438)	(754)	272
Earnings Before Income Taxes	73,407	239,037	131,009	327,778
Income taxes	22,460	66,400	40,510	86,300
Net Earnings	$50,947	$172,637	$90,499	$241,478
Per Common Share
Basic net earnings	$0.92	$2.96	$1.63	$4.12
Diluted net earnings	$0.89	$2.90	$1.59	$4.02
Cash dividends declared	$0.33	$0.30	$0.66	$0.60
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net Earnings	$50,947	$172,637	$90,499	$241,478
Components of other comprehensive income (loss)
Cumulative translation adjustment	(7,635)	12,404	(10,037)	9,393
Pension and postretirement medical liability adjustment	1,777	1,919	3,250	4,357
Income taxes - pension and postretirement medical liability adjustment	(635)	(739)	(1,204)	(1,641)
Other comprehensive income (loss)	(6,493)	13,584	(7,991)	12,109
Comprehensive Income	$44,454	$186,221	$82,508	$253,587
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 24, 2016	December 25, 2015
ASSETS
Current Assets
Cash and cash equivalents	$43,864	$52,295
Accounts receivable, less allowances of $11,800 and $10,400	244,047	225,509
Inventories	205,344	202,136
Other current assets	24,971	29,077
Total current assets	518,226	509,017
Property, Plant and Equipment
Cost	479,612	461,173
Accumulated depreciation	(289,943)	(282,736)
Property, plant and equipment, net	189,669	178,437
Goodwill	416,188	394,488
Other Intangible Assets, net	240,407	227,987
Deferred Income Taxes	62,029	56,976
Other Assets	24,370	24,447
Total Assets	$1,450,889	$1,391,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$13,306	$15,901
Trade accounts payable	40,030	40,505
Salaries and incentives	32,852	44,673
Dividends payable	18,150	18,447
Other current liabilities	65,478	75,090
Total current liabilities	169,816	194,616
Long-term Debt	429,495	392,695
Retirement Benefits and Deferred Compensation	139,225	137,457
Deferred Income Taxes	27,491	22,303
Other Non-current Liabilities	8,730	8,730
Shareholders’ Equity
Common stock	55,673	55,766
Additional paid-in-capital	435,452	398,774
Retained earnings	297,495	285,508
Accumulated other comprehensive income (loss)	(112,488)	(104,497)
Total shareholders’ equity	676,132	635,551
Total Liabilities and Shareholders’ Equity	$1,450,889	$1,391,352
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015
Cash Flows From Operating Activities
Net Earnings	$90,499	$241,478
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	24,500	21,969
Deferred income taxes	(7,397)	(11,324)
Share-based compensation	12,736	10,990
Excess tax benefit related to share-based payment arrangements	(5,500)	(700)
Gain on sale of business, net	—	(147,261)
Change in
Accounts receivable	(14,826)	(33,934)
Inventories	(1,744)	(24,540)
Trade accounts payable	(34)	7,879
Salaries and incentives	(12,336)	(8,230)
Retirement benefits and deferred compensation	4,217	6,094
Other accrued liabilities	(38)	56,035
Other	(2,070)	(21,792)
Net cash provided by operating activities	88,007	96,664
Cash Flows From Investing Activities
Property, plant and equipment additions	(25,961)	(19,886)
Acquisition of businesses, net of cash acquired	(49,110)	(187,853)
Proceeds from sale of assets	—	589,808
Investment in restricted assets	934	—
Other	(146)	(250)
Net cash provided by (used in) investing activities	(74,283)	381,819
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(2,616)	5,336
Borrowings on long-term line of credit	416,079	458,540
Payments on long-term line of credit	(379,279)	(773,130)
Excess tax benefit related to share-based payment arrangements	5,500	700
Common stock issued	24,478	14,511
Common stock repurchased	(48,050)	(130,635)
Cash dividends paid	(36,685)	(35,339)
Net cash provided by (used in) financing activities	(20,573)	(460,017)
Effect of exchange rate changes on cash	(1,582)	2,136
Net increase (decrease) in cash and cash equivalents	(8,431)	20,602
Cash and cash equivalents
Beginning of year	52,295	23,656
End of period	$43,864	$44,258
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 24, 2016 and the related statements of earnings for the thirteen and twenty-six weeks ended June 24, 2016 and June 26, 2015, and cash flows for the twenty-six weeks ended June 24, 2016 and June 26, 2015 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 24, 2016, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net earnings available to common shareholders	$50,947	$172,637	$90,499	$241,478
Weighted average shares outstanding for basic earnings per share	55,634	58,235	55,514	58,608
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,406	1,387	1,361	1,436
Weighted average shares outstanding for diluted earnings per share	57,040	59,622	56,875	60,044
Basic earnings per share	$0.92	$2.96	$1.63	$4.12
Diluted earnings per share	$0.89	$2.90	$1.59	$4.02

Stock options to purchase 509,000 and 1,357,000 shares were not included in the June 24, 2016 and June 26, 2015 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2015	5,165	$48.16	3,583	$38.49
Granted	700	72.24
Exercised	(568)	38.40
Canceled	(13)	69.16
Outstanding, June 24, 2016	5,284	$52.35	3,517	$42.14

The Company recognized year-to-date share-based compensation of $12.7 million in 2016 and $11.0 million in 2015. As of June 24, 2016, there was $12.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015
Expected life in years	7.0	6.5
Interest rate	1.4%	1.7%
Volatility	30.1%	35.1%
Dividend yield	1.8%	1.6%
Weighted average fair value per share	$19.00	$23.22

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

	Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015
Expected life in years	1.0	1.0
Interest rate	0.7%	0.2%
Volatility	24.6%	18.9%
Dividend yield	1.7%	1.6%
Weighted average fair value per share	$19.14	$16.51

4.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Pension Benefits
Service cost	$1,915	$1,907	$3,912	$4,003
Interest cost	3,846	3,605	7,863	7,380
Expected return on assets	(4,368)	(4,659)	(9,005)	(9,576)
Amortization and other	2,619	2,426	4,919	4,779
Net periodic benefit cost	$4,012	$3,279	$7,689	$6,586

Postretirement Medical
Service cost	$121	$150	$271	$300
Interest cost	280	227	542	453
Amortization	(102)	(101)	(240)	(202)
Net periodic benefit cost	$299	$276	$573	$551

5.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Balance, March 27, 2015	$(75,048)	$(27,163)	$(102,211)
Other comprehensive income before reclassifications	—	12,404	12,404
Amounts reclassified from accumulated other comprehensive income	1,180	—	1,180
Balance, June 26, 2015	$(73,868)	$(14,759)	$(88,627)

Balance, March 25, 2016	$(69,018)	$(36,977)	$(105,995)
Other comprehensive income before reclassifications	—	(7,635)	(7,635)
Amounts reclassified from accumulated other comprehensive income	1,142	—	1,142
Balance, June 24, 2016	$(67,876)	$(44,612)	$(112,488)

Balance, December 26, 2014	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income before reclassifications	—	9,393	9,393
Reclassified from accumulated other comprehensive income	2,716	—	2,716
Balance, June 26, 2015	$(73,868)	$(14,759)	$(88,627)

Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)
Other comprehensive income before reclassifications	—	(10,037)	(10,037)
Reclassified from accumulated other comprehensive income	2,046	—	2,046
Balance, June 24, 2016	$(67,876)	$(44,612)	$(112,488)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Cost of products sold	$637	$707	$1,165	$1,645
Product development	261	319	465	702
Selling, marketing and distribution	569	529	1,055	1,232
General and administrative	310	364	565	778
Total before tax	$1,777	$1,919	$3,250	$4,357
Income tax (benefit)	(635)	(739)	(1,204)	(1,641)
Total after tax	$1,142	$1,180	$2,046	$2,716

6.	Segment Information

The Company has three reportable segments, Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net Sales
Industrial	$156,997	$153,502	$304,085	$296,768
Process	64,706	71,946	128,991	139,627
Contractor	126,423	110,041	219,962	205,547
Total	$348,126	$335,489	$653,038	$641,942
Operating Earnings
Industrial	$51,052	$50,738	$96,846	$93,678
Process	7,634	13,988	14,911	24,486
Contractor	29,364	27,040	46,107	46,415
Unallocated corporate (expense)	(9,708)	(7,875)	(18,573)	(15,457)
Total	$78,342	$83,891	$139,291	$149,122

Assets by segment were as follows (in thousands):

	June 24, 2016	December 25, 2015
Industrial	$563,914	$558,799
Process	520,931	481,677
Contractor	228,587	205,632
Unallocated corporate	137,457	145,244
Total	$1,450,889	$1,391,352

Geographic information follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales (based on customer location)
United States	$186,284	$170,921	$339,285	$330,249
Other countries	161,842	164,568	313,753	311,693
Total	$348,126	$335,489	$653,038	$641,942

	June 24, 2016	December 25, 2015
Long-lived assets
United States	$152,885	$144,571
Other countries	36,784	33,866
Total	$189,669	$178,437

7.Inventories

Major components of inventories were as follows (in thousands):

	June 24, 2016	December 25, 2015
Finished products and components	$112,402	$112,267
Products and components in various stages of completion	53,886	51,033
Raw materials and purchased components	83,999	82,894
	250,287	246,194
Reduction to LIFO cost	(44,943)	(44,058)
Total	$205,344	$202,136

8.Intangible Assets

Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
June 24, 2016
Customer relationships	3 - 14	$218,227	$(45,238)	$(10,949)	$162,040
Patents, proprietary technology and product documentation	3 - 11	17,422	(5,287)	(649)	11,486
Trademarks, trade names and other	3 - 5	895	(232)	(66)	597
		236,544	(50,757)	(11,664)	174,123
Not Subject to Amortization:
Brand names		70,528	—	(4,244)	66,284
Total		$307,072	$(50,757)	$(15,908)	$240,407

December 25, 2015
Customer relationships	3 - 14	$197,900	$(36,852)	$(9,738)	$151,310
Patents, proprietary technology and product documentation	3 - 11	20,400	(8,952)	(658)	10,790
Trademarks, trade names and other	5	495	(132)	(94)	269
		218,795	(45,936)	(10,490)	162,369
Not Subject to Amortization:
Brand names		69,514	—	(3,896)	65,618
Total		$288,309	$(45,936)	$(14,386)	$227,987

Amortization of intangibles for the quarter was $4.9 million in 2016 and $4.4 million in 2015 and for the year-to-date was $9.6 million in 2016 and $8.5 million in 2015. Estimated annual amortization expense is as follows: $18.8 million in 2016, $18.7 million in 2017, $18.5 million in 2018, $18.2 million in 2019, $18.0 million in 2020, and $91.5 million thereafter.

Changes in the carrying amount of goodwill in 2016 were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2015	$153,283	$228,473	$12,732	$394,488
Additions from business acquisitions	—	28,348	—	28,348
Foreign currency translation	1,430	(8,078)	—	(6,648)
Balance, June 24, 2016	$154,713	$248,743	$12,732	$416,188

Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. In completing the goodwill impairment analysis for 2015, the estimated fair value of all reporting units substantially exceeded carrying value except for our Oil and Natural Gas reporting unit, which exceeded its carrying value by 14 percent. In the second quarter of 2016, the Company considered the impact of continuing weakness in the oil and natural gas markets as well as the financial performance of the reporting unit when evaluating whether it is more likely than not the fair value of the reporting unit will be less than its carrying value. The Company concluded that further impairment analysis was not required. We continue to monitor operational performance measures of the reporting unit noting that prolonged or deepened weakness could subject the goodwill to impairment in the future. As of June 24, 2016, goodwill for the Oil and Natural Gas reporting unit was $150 million.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	June 24, 2016	December 25, 2015
Accrued self-insurance retentions	$6,998	$6,908
Accrued warranty and service liabilities	8,051	7,870
Accrued trade promotions	5,724	8,522
Payable for employee stock purchases	4,619	8,825
Customer advances and deferred revenue	9,475	9,449
Income taxes payable	5,965	1,308
Other	24,646	32,208
Total	$65,478	$75,090

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 25, 2015	$7,870
Charged to expense	3,355
Margin on parts sales reversed	589
Reductions for claims settled	(3,763)
Balance, June 24, 2016	$8,051

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary established in 2015. At June 24, 2016, cash balances of $9 million were restricted to funding of the captive's loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 24, 2016	December 25, 2015
Assets
Cash surrender value of life insurance	2	$12,805	$12,856
Forward exchange contracts	2	—	107
Total assets at fair value		$12,805	$12,963
Liabilities
Contingent consideration	3	$4,081	$9,600
Deferred compensation	2	3,176	2,958
Forward exchange contracts	2	374	—
Total liabilities at fair value		$7,631	$12,558

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $335 million as of June 24, 2016 and $320 million as of December 25, 2015. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Divestiture in 2015

In the second quarter of 2015, the Company sold the Liquid Finishing business assets that were held as a cost-method investment. The $147 million pre-tax gain, net of transaction and other related expenses, was included in investment income in the Company's consolidated statements of earnings. Prior to the sale, income was recognized on dividends received from after-tax earnings of Liquid Finishing and also included in investment income. Net earnings in 2015 included dividend income of $12 million for the quarter and $42 million for the year-to-date.

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

In March 2016, FASB issued a new standard that changes the accounting for share-based payments. The standard is effective for the Company in fiscal 2017 and early adoption is permitted. It simplifies several aspects of accounting for share-based payments, including the accounting for income taxes, forfeitures, and classification in the statement of cash flows. Under the new standard, excess tax benefits on the exercise of stock options currently credited to equity will reduce the current tax provision, potentially creating volatility in the Company's effective tax rate. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures and will adopt for fiscal 2017.

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

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	% Change	June 24, 2016	June 26, 2015	% Change
Net Sales	$348.1	$335.5	4%	$653.0	$641.9	2%
Operating Earnings	78.3	83.9	(7)%	139.3	149.1	(7)%
Net Earnings	50.9	172.6	(70)%	90.5	241.5	(63)%
Diluted Net Earnings per Common Share	$0.89	$2.90	(69)%	$1.59	$4.02	(60)%

Net earnings in 2015 included net investment income from the Liquid Finishing businesses sold in the second quarter of 2015. Results excluding Liquid Finishing investment income and expense provide a more consistent base of comparison of ongoing financial results. A calculation of the non-GAAP measurement of net earnings excluding investment income and expense follows (in millions except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net Earnings, as reported	$50.9	$172.6	$90.5	$241.5
Held separate investment (income), net	—	(158.8)	—	(188.4)
Income tax effect	—	49.1	—	48.9
Net Earnings, adjusted	$50.9	$62.9	$90.5	$102.0
Diluted earnings per share
As reported	$0.89	$2.90	$1.59	$4.02
Adjusted	$0.89	$1.05	$1.59	$1.70

The following table presents components of changes in sales:

	Quarter
	Segment			Region			Total
	Industrial	Process	Contractor	Americas(1)	EMEA(2)	Asia Pacific
Volume and Price	3%	(15)%	15%	4%	3%	(1)%	3%
Acquisitions	—%	6%	—%	2%	3%	—%	1%
Currency	(1)%	(1)%	—%	(1)%	—%	(2)%	—%
Total	2%	(10)%	15%	5%	6%	(3)%	4%

	Year-to-Date
	Segment			Region			Total
	Industrial	Process	Contractor	Americas(1)	EMEA(2)	Asia Pacific
Volume and Price	3%	(13)%	8%	(1)%	6%	2%	1%
Acquisitions	1%	7%	—%	1%	3%	2%	2%
Currency	(2)%	(2)%	(1)%	—%	(1)%	(3)%	(1)%
Total	2%	(8)%	7%	—%	8%	1%	2%

(1) North and South America, including the United States
(2) Europe, Middle East and Africa

Sales by geographic area were as follows (in millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Americas	$207.5	$197.3	$380.9	$382.1
EMEA	80.1	75.6	155.8	144.4
Asia Pacific	60.5	62.6	116.3	115.4
Consolidated	$348.1	$335.5	$653.0	$641.9

Changes in currency translation rates decreased year-to-date sales and net earnings by approximately $7 million and $2 million, respectively, and had no significant effect on results for the quarter.

Sales for the quarter increased 4 percent, with mid single-digit percentage increases in the Americas and EMEA partially offset by a decrease in Asia Pacific. Incremental sales from operations acquired within the last 12 months totaled $5 million, contributing 1 percentage point of growth. Organic sales at consistent translation rates increased 3 percent, with increases of 4 percent in the Americas and 3 percent in EMEA and a decrease of 1 percent in Asia Pacific.

Sales for the year to date increased 2 percent, driven by an 8 percent increase in EMEA. Incremental sales from operations acquired within the last 12 months totaled $11 million, contributing 2 percentage points of growth. Organic sales at consistent translation rates increased 1 percent, with increases of 6 percent in EMEA and 2 percent in Asia Pacific and a decrease of 1 percent in the Americas.

Gross profit margin rates for both the quarter and year to date were slightly lower than the comparable periods last year. The unfavorable impacts of lower factory volume and product and channel mix more than offset the favorable effects of realized pricing. Gross margin rate for the year to date also included the favorable impact of reduced acquisition-related purchase accounting effects.

Total operating expenses for the quarter were $10 million (10 percent) higher than the second quarter last year, including $2 million of incremental expenses of acquired operations. Unallocated corporate expenses, mostly stock compensation and pension, increased $2 million. The increase in operating expenses also included $1 million to support new product launches, $1 million of factory and warehouse relocation costs and approximately $2 million related to initiatives and other corporate items. Total operating expenses for the year to date were $14 million (7 percent) higher than the comparable period last year, including $5 million of incremental expenses of acquired operations, and a $3 million increase in unallocated corporate expenses.

The effective income tax rate for both the quarter and the year to date was 31 percent, up from 28 percent and 26 percent in the second quarter and year to date last year, respectively. Last year's rate included the favorable impact of non-recurring tax benefits, mostly related to a change in assertion as to reinvestment of foreign earnings, and the impact of post-tax dividend income, partially offset by the tax rate effect of the gain on the sale of the Liquid Finishing assets.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales (in millions)
Americas	$69.4	$71.6	$134.5	$139.3
EMEA	45.6	41.4	89.8	82.4
Asia Pacific	42.0	40.5	79.8	75.1
Total	$157.0	$153.5	$304.1	$296.8
Operating earnings as a percentage of net sales	33%	33%	32%	32%

Industrial segment sales for the quarter increased 2 percent (3 percent at consistent translation rates). Increases of 10 percent in EMEA and 4 percent in Asia Pacific were partially offset by a 3 percent decrease in the Americas. Year-to-date sales increased 2 percent (4 percent at consistent translation rates), including increases of 9 percent in EMEA (10 percent at consistent translation rates) and 6 percent in Asia Pacific (9 percent at consistent translation rates) partially offset by a decrease of 4 percent in the Americas. Operating margin rates for the Industrial segment were consistent with those of last year.

Process

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales (in millions)
Americas	$41.3	$44.4	$81.3	$87.3
EMEA	13.5	14.9	27.4	28.8
Asia Pacific	9.9	12.6	20.3	23.5
Total	$64.7	$71.9	$129.0	$139.6
Operating earnings as a percentage of net sales	12%	19%	12%	18%

Process segment sales for the quarter decreased 10 percent (9 percent at consistent translation rates), including decreases of 7 percent in the Americas, 10 percent in EMEA and 21 percent in Asia Pacific. Year-to-date sales in this segment were down 8 percent (6 percent at consistent translation rates), including decreases of 7 percent in the Americas, 5 percent in EMEA (3 percent at consistent translation rates) and 14 percent in Asia Pacific (11 percent at consistent translation rates). Operating margin rates decreased compared to last year mostly due to unfavorable expense leverage.

Contractor

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales (in millions)
Americas	$96.8	$81.3	$165.1	$155.5
EMEA	21.0	19.3	38.7	33.2
Asia Pacific	8.6	9.4	16.2	16.8
Total	$126.4	$110.0	$220.0	$205.5
Operating earnings as a percentage of net sales	23%	25%	21%	23%

Contractor segment sales for the quarter increased 15 percent, with increases of 19 percent in the Americas and 9 percent in EMEA, partially offset by a decrease of 9 percent in Asia Pacific. Year-to-date sales increased 7 percent (8 percent at consistent translation rates), with increases of 6 percent in the Americas and 16 percent in EMEA, partially offset by a 4 percent decrease in Asia Pacific. Operating margin rate decreased in the quarter mostly due to new product launch costs and decreased year to date due to unfavorable expense leverage and product and channel mix.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $88 million in 2016 and $97 million in 2015. Net cash from operating activities in 2015 included $23 million related to the Liquid Finishing assets sold in the second quarter of 2015. Also in 2015, proceeds of $590 million from the sale of Liquid Finishing assets were principally used to retire debt. In the first half of 2016, the Company used proceeds from borrowings under its revolving line of credit to complete acquisitions of two related businesses that were not material to the consolidated financial statements. Other significant uses of cash in the first half of 2016 included share repurchases of $48 million (partially offset by $24 million of proceeds from shares issued), cash dividends of $37 million and property, plant and equipment additions of $26 million.

At June 24, 2016, cash balances of $9 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

At June 24, 2016, the Company had various lines of credit totaling $547 million, of which $405 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2016.

Outlook

Modest first half organic growth has resulted in a reduction in our full-year outlook for 2016. We have revised our low-to-mid single-digit growth expectation down to a new outlook of low single-digit growth. Strong headwinds in our Process segment are expected to persist into the second half of the year, keeping us from achieving our goal of growth in every reportable segment and region for the full year. Although the Contractor business in the Americas continues to grow at a high single-digit rate, we now anticipate the Americas will grow low single digits for the full year 2016, based on Process headwinds and continued weakness across nearly all product categories in the Industrial segment in the Americas. After a strong first half, we are raising our full-year outlook for the EMEA region to low-to-mid single-digit growth, while our outlook for the Asia Pacific region remains intact at low single digits. Ongoing choppiness in our end markets has not changed our commitment to strategic growth through expansion of distribution channel, development of innovative new products, conversion of end users from manual painting techniques to using spray equipment and expansion into adjacent new markets.

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

No shares were purchased in the second quarter of 2016. As of June 24, 2016, there were 3,852,367 shares that may yet be purchased under the Board authorization.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2015 Stock Incentive Plan in 2016.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 20, 2016.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 20, 2016	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 20, 2016	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 20, 2016	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)