Form 10-Q
period 2016-09-23
GRACO INC
filed 2016-10-19
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 23, 2016
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

Yes                             No          X

55,684,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 12, 2016.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net Sales	$327,192	$318,986	$980,230	$960,928
Cost of products sold	150,594	148,790	456,695	447,980
Gross Profit	176,598	170,196	523,535	512,948
Product development	14,671	14,783	44,964	44,980
Selling, marketing and distribution	49,269	48,374	158,106	149,924
General and administrative	31,194	30,112	99,710	91,995
Operating Earnings	81,464	76,927	220,755	226,049
Interest expense	4,432	4,025	13,468	13,453
Held separate investment (income), net	—	(2,388)	—	(190,744)
Other expense (income), net	416	1,389	(338)	1,661
Earnings Before Income Taxes	76,616	73,901	207,625	401,679
Income taxes	22,228	23,210	62,738	109,510
Net Earnings	$54,388	$50,691	$144,887	$292,169
Per Common Share
Basic net earnings	$0.98	$0.88	$2.61	$5.02
Diluted net earnings	$0.95	$0.86	$2.55	$4.90
Cash dividends declared	$0.33	$0.30	$0.99	$0.90
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net Earnings	$54,388	$50,691	$144,887	$292,169
Components of other comprehensive income (loss)
Cumulative translation adjustment	(6,642)	(13,572)	(16,679)	(4,179)
Pension and postretirement medical liability adjustment	1,707	2,537	4,957	6,894
Income taxes - pension and postretirement medical liability adjustment	(619)	(837)	(1,823)	(2,478)
Other comprehensive income (loss)	(5,554)	(11,872)	(13,545)	237
Comprehensive Income	$48,834	$38,819	$131,342	$292,406
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 23, 2016	December 25, 2015
ASSETS
Current Assets
Cash and cash equivalents	$53,322	$52,295
Accounts receivable, less allowances of $12,100 and $10,400	223,257	225,509
Inventories	201,553	202,136
Other current assets	20,111	29,077
Total current assets	498,243	509,017
Property, Plant and Equipment
Cost	487,496	461,173
Accumulated depreciation	(296,973)	(282,736)
Property, plant and equipment, net	190,523	178,437
Goodwill	411,594	394,488
Other Intangible Assets, net	233,947	227,987
Deferred Income Taxes	62,019	56,976
Other Assets	24,876	24,447
Total Assets	$1,421,202	$1,391,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$8,380	$15,901
Trade accounts payable	40,951	40,505
Salaries and incentives	37,681	44,673
Dividends payable	18,381	18,447
Other current liabilities	71,829	75,090
Total current liabilities	177,222	194,616
Long-term Debt	355,780	392,695
Retirement Benefits and Deferred Compensation	141,094	137,457
Deferred Income Taxes	26,711	22,303
Other Non-current Liabilities	8,630	8,730
Shareholders’ Equity
Common stock	55,706	55,766
Additional paid-in-capital	440,823	398,774
Retained earnings	333,278	285,508
Accumulated other comprehensive income (loss)	(118,042)	(104,497)
Total shareholders’ equity	711,765	635,551
Total Liabilities and Shareholders’ Equity	$1,421,202	$1,391,352
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 23, 2016	September 25, 2015
Cash Flows From Operating Activities
Net Earnings	$144,887	$292,169
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	36,846	33,286
Deferred income taxes	(8,470)	(13,723)
Share-based compensation	16,143	15,488
Excess tax benefit related to share-based payment arrangements	(5,800)	(1,200)
Gain on sale of business, net	—	(149,003)
Change in
Accounts receivable	6,100	(21,195)
Inventories	1,628	(28,648)
Trade accounts payable	1,057	3,124
Salaries and incentives	(6,914)	(2,759)
Retirement benefits and deferred compensation	7,431	8,802
Other accrued liabilities	9,379	19,556
Other	(367)	(20,665)
Net cash provided by operating activities	201,920	135,232
Cash Flows From Investing Activities
Property, plant and equipment additions	(34,347)	(28,860)
Acquisition of businesses, net of cash acquired	(48,643)	(187,853)
Proceeds from sale of assets	—	610,162
Investment in restricted assets	150	(8,580)
Other	(130)	(43)
Net cash provided by (used in) investing activities	(82,970)	384,826
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(7,349)	4,265
Borrowings on long-term line of credit	532,724	595,400
Payments on long-term line of credit	(569,639)	(835,400)
Excess tax benefit related to share-based payment arrangements	5,800	1,200
Common stock issued	25,564	16,768
Common stock repurchased	(48,050)	(224,730)
Cash dividends paid	(55,058)	(52,658)
Net cash provided by (used in) financing activities	(116,008)	(495,155)
Effect of exchange rate changes on cash	(1,915)	3,354
Net increase (decrease) in cash and cash equivalents	1,027	28,257
Cash and cash equivalents
Beginning of year	52,295	23,656
End of period	$53,322	$51,913
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 23, 2016 and the related statements of earnings and comprehensive income for the three and nine months ended September 23, 2016 and September 25, 2015, and cash flows for the nine months ended September 23, 2016 and September 25, 2015 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 23, 2016, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net earnings available to common shareholders	$54,388	$50,691	$144,887	$292,169
Weighted average shares outstanding for basic earnings per share	55,684	57,325	55,571	58,180
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,285	1,339	1,335	1,410
Weighted average shares outstanding for diluted earnings per share	56,969	58,664	56,906	59,590
Basic earnings per share	$0.98	$0.88	$2.61	$5.02
Diluted earnings per share	$0.95	$0.86	$2.55	$4.90

Stock options to purchase 1,034,000 and 1,391,000 shares were not included in the September 23, 2016 and September 25, 2015 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2015	5,165	$48.16	3,583	$38.49
Granted	700	72.24
Exercised	(600)	37.98
Canceled	(17)	70.45
Outstanding, September 23, 2016	5,248	$52.46	3,494	$42.30

The Company recognized year-to-date share-based compensation of $16.1 million in 2016 and $15.5 million in 2015. As of September 23, 2016, there was $9.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 23, 2016	September 25, 2015
Expected life in years	7.0	6.5
Interest rate	1.4%	1.7%
Volatility	30.1%	35.0%
Dividend yield	1.8%	1.6%
Weighted average fair value per share	$19.00	$23.18

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

	Nine Months Ended
	September 23, 2016	September 25, 2015
Expected life in years	1.0	1.0
Interest rate	0.7%	0.2%
Volatility	24.6%	18.9%
Dividend yield	1.7%	1.6%
Weighted average fair value per share	$19.14	$16.51

4.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Pension Benefits
Service cost	$1,968	$2,265	$5,880	$6,268
Interest cost	3,902	3,741	11,765	11,121
Expected return on assets	(4,504)	(5,010)	(13,509)	(14,586)
Amortization and other	2,491	2,291	7,410	7,070
Net periodic benefit cost	$3,857	$3,287	$11,546	$9,873

Postretirement Medical
Service cost	$136	$107	$407	$407
Interest cost	271	263	813	716
Amortization	(120)	(63)	(360)	(265)
Net periodic benefit cost	$287	$307	$860	$858

5.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Post- retirement Medical	Cumulative Translation Adjustment	Total
Balance, June 26, 2015	$(73,868)	$(14,759)	$(88,627)
Other comprehensive income before reclassifications	—	(13,572)	(13,572)
Amounts reclassified from accumulated other comprehensive income	1,700	—	1,700
Balance, September 25, 2015	$(72,168)	$(28,331)	$(100,499)

Balance, June 24, 2016	$(67,876)	$(44,612)	$(112,488)
Other comprehensive income before reclassifications	—	(6,642)	(6,642)
Amounts reclassified from accumulated other comprehensive income	1,088	—	1,088
Balance, September 23, 2016	$(66,788)	$(51,254)	$(118,042)

Balance, December 26, 2014	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income before reclassifications	—	(4,179)	(4,179)
Reclassified from accumulated other comprehensive income	4,416	—	4,416
Balance, September 25, 2015	$(72,168)	$(28,331)	$(100,499)

Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)
Other comprehensive income before reclassifications	—	(16,679)	(16,679)
Reclassified from accumulated other comprehensive income	3,134	—	3,134
Balance, September 23, 2016	$(66,788)	$(51,254)	$(118,042)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Cost of products sold	$611	$959	$1,776	$2,604
Product development	241	418	706	1,120
Selling, marketing and distribution	578	718	1,633	1,950
General and administrative	277	442	842	1,220
Total before tax	$1,707	$2,537	$4,957	$6,894
Income tax (benefit)	(619)	(837)	(1,823)	(2,478)
Total after tax	$1,088	$1,700	$3,134	$4,416

6.	Segment Information

The Company has three reportable segments, Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net Sales
Industrial	$150,893	$152,164	$454,978	$448,932
Process	67,077	64,710	196,068	204,337
Contractor	109,222	102,112	329,184	307,659
Total	$327,192	$318,986	$980,230	$960,928
Operating Earnings
Industrial	$50,573	$50,822	$147,419	$144,500
Process	10,394	10,437	25,305	34,923
Contractor	25,593	24,135	71,700	70,550
Unallocated corporate (expense)	(5,096)	(8,467)	(23,669)	(23,924)
Total	$81,464	$76,927	$220,755	$226,049

Assets by segment were as follows (in thousands):

	September 23, 2016	December 25, 2015
Industrial	$558,228	$558,799
Process	513,186	481,677
Contractor	212,958	205,632
Unallocated corporate	136,830	145,244
Total	$1,421,202	$1,391,352

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net sales (based on customer location)
United States	$171,988	$166,602	$511,273	$496,851
Other countries	155,204	152,384	468,957	464,077
Total	$327,192	$318,986	$980,230	$960,928

	September 23, 2016	December 25, 2015
Long-lived assets
United States	$153,160	$144,571
Other countries	37,363	33,866
Total	$190,523	$178,437

7.Inventories

Major components of inventories were as follows (in thousands):

	September 23, 2016	December 25, 2015
Finished products and components	$112,949	$112,267
Products and components in various stages of completion	51,064	51,033
Raw materials and purchased components	83,582	82,894
	247,595	246,194
Reduction to LIFO cost	(46,042)	(44,058)
Total	$201,553	$202,136

8.Intangible Assets

Information related to other intangible assets follows (dollars in thousands):

	Estimated Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation	Book Value
September 23, 2016
Customer relationships	3 - 14	$218,227	$(49,383)	$(12,316)	$156,528
Patents, proprietary technology and product documentation	3 - 11	17,422	(5,731)	(705)	10,986
Trademarks, trade names and other	3 - 5	895	(284)	(58)	553
		236,544	(55,398)	(13,079)	168,067
Not Subject to Amortization:
Brand names		70,528	—	(4,648)	65,880
Total		$307,072	$(55,398)	$(17,727)	$233,947

December 25, 2015
Customer relationships	3 - 14	$197,900	$(36,852)	$(9,738)	$151,310
Patents, proprietary technology and product documentation	3 - 11	20,400	(8,952)	(658)	10,790
Trademarks, trade names and other	5	495	(132)	(94)	269
		218,795	(45,936)	(10,490)	162,369
Not Subject to Amortization:
Brand names		69,514	—	(3,896)	65,618
Total		$288,309	$(45,936)	$(14,386)	$227,987

Amortization of intangibles for the quarter was $4.6 million in 2016 and $4.4 million in 2015 and for the year-to-date was $14.3 million in 2016 and $12.9 million in 2015. Estimated annual amortization expense is as follows: $18.7 million in 2016, $18.6 million in 2017, $18.5 million in 2018, $18.0 million in 2019, $17.9 million in 2020, and $90.7 million thereafter.

Changes in the carrying amount of goodwill in 2016 were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2015	$153,283	$228,473	$12,732	$394,488
Additions from business acquisitions	—	27,881	—	27,881
Foreign currency translation	1,585	(12,360)	—	(10,775)
Balance, September 23, 2016	$154,868	$243,994	$12,732	$411,594

Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. In completing the goodwill impairment analysis for 2015, the estimated fair value of all reporting units substantially exceeded carrying value except for our Oil and Natural Gas reporting unit (“ONG”), which exceeded its carrying value by 14 percent. In 2016, operating results of ONG have fallen short of expectations due to weakness in oil and natural gas markets. After considering third quarter operating results and preliminary projections from our 2017 planning process, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected. Consequently, we initiated an impairment analysis at the end of the third quarter. Preliminary analysis indicated potential impairment of ONG goodwill as of September 23, 2016. Due to the amount of time and effort required to determine the implied fair value of ONG goodwill, we are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. The carrying value of ONG goodwill was $147 million and the carrying value of other identifiable intangible assets of ONG totaled $73 million as of September 23, 2016. The valuation to determine the amount of impairment will be completed in the fourth quarter.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	September 23, 2016	December 25, 2015
Accrued self-insurance retentions	$7,000	$6,908
Accrued warranty and service liabilities	8,384	7,870
Accrued trade promotions	6,375	8,522
Payable for employee stock purchases	6,678	8,825
Customer advances and deferred revenue	13,577	9,449
Income taxes payable	3,581	1,308
Other	26,234	32,208
Total	$71,829	$75,090

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 25, 2015	$7,870
Charged to expense	5,057
Margin on parts sales reversed	1,307
Reductions for claims settled	(5,850)
Balance, September 23, 2016	$8,384

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary established in 2015. At September 23, 2016, cash balances of $9 million were restricted to funding of the captive's loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 23, 2016	December 25, 2015
Assets
Cash surrender value of life insurance	2	$13,659	$12,856
Forward exchange contracts	2	—	107
Total assets at fair value		$13,659	$12,963
Liabilities
Contingent consideration	3	$4,081	$9,600
Deferred compensation	2	3,190	2,958
Forward exchange contracts	2	58	—
Total liabilities at fair value		$7,329	$12,558

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $335 million as of September 23, 2016 and $320 million as of December 25, 2015. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Divestiture in 2015

In the second quarter of 2015, the Company sold the Liquid Finishing business assets that were held as a cost-method investment. The $149 million pre-tax gain, net of transaction and other related expenses, was included in investment income in the Company's consolidated statements of earnings. Net earnings for the third quarter of 2015 included after-tax net gain from post-closing purchase price adjustments of $2 million and year-to-date after-tax gain and dividends totaling $141 million. Prior to the sale, income was recognized on dividends received from after-tax earnings of Liquid Finishing and also included in investment income. Net earnings in 2015 included no dividend income for the quarter and $42 million for the year-to-date.

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

Consolidated Results

Net sales, net earnings and earnings per share were as follows (in millions except per share amounts and percentages):

	Three Months Ended			Nine Months Ended
	September 23, 2016	September 25, 2015	% Change	September 23, 2016	September 25, 2015	% Change
Net Sales	$327.2	$319.0	3%	$980.2	$960.9	2%
Operating Earnings	81.5	76.9	6%	220.8	226.0	(2)%
Net Earnings	54.4	50.7	7%	144.9	292.2	(50)%
Diluted Net Earnings per Common Share	$0.95	$0.86	10%	$2.55	$4.90	(48)%

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

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net Earnings, as reported	$54.4	$50.7	$144.9	$292.2
Held separate investment (income), net	—	(2.4)	—	(190.7)
Income tax effect	—	0.8	—	49.7
Net Earnings, adjusted	$54.4	$49.1	$144.9	$151.2
Diluted earnings per share
As reported	$0.95	$0.86	$2.55	$4.90
Adjusted	$0.95	$0.84	$2.55	$2.54

The following table presents components of changes in sales:

	Quarter
	Segment			Region			Total
	Industrial	Process	Contractor	Americas(1)	EMEA(2)	Asia Pacific
Volume and Price	(1)%	0%	7%	2%	2%	3%	2%
Acquisitions	0%	5%	0%	0%	2%	1%	1%
Currency	0%	(1)%	0%	0%	(2)%	0%	0%
Total	(1)%	4%	7%	2%	2%	4%	3%

	Year-to-Date
	Segment			Region			Total
	Industrial	Process	Contractor	Americas(1)	EMEA(2)	Asia Pacific
Volume and Price	2%	(9)%	7%	0%	5%	2%	1%
Acquisitions	0%	6%	0%	1%	3%	2%	2%
Currency	(1)%	(1)%	0%	0%	(2)%	(2)%	(1)%
Total	1%	(4)%	7%	1%	6%	2%	2%

(1) North and South America, including the United States
(2) Europe, Middle East and Africa

Sales by geographic area were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Americas	$194.4	$190.0	$575.3	$572.1
EMEA	73.6	72.2	229.4	216.6
Asia Pacific	59.2	56.8	175.5	172.2
Consolidated	$327.2	$319.0	$980.2	$960.9

Changes in currency translation rates had no significant effect on results for the quarter, and decreased year-to-date sales and net earnings by approximately $9 million and $2 million, respectively.

Sales for the quarter increased 3 percent, with 2 percent increases in the Americas and EMEA and a 4 percent increase in Asia Pacific. Incremental sales from operations acquired within the last 12 months totaled $4 million, contributing 1 percentage point of growth. Organic sales at consistent translation rates increased 2 percent, with increases in all regions.

Sales for the year to date increased 2 percent, driven by a 6 percent increase in EMEA. Incremental sales from operations acquired within the last 12 months totaled $15 million, contributing 2 percentage points of growth. Organic sales at consistent translation rates increased 1 percent, with increases of 5 percent in EMEA and 2 percent in Asia Pacific.

Gross profit margin rates were slightly higher for the quarter and flat for the year to date. The favorable effects of realized pricing and product and channel mix offset the unfavorable impacts of lower factory volume. Gross margin rate for the year to date also included the favorable impact of reduced acquisition-related purchase accounting effects.

Total operating expenses for the quarter were $2 million (2 percent) higher than the third quarter last year, including $2 million of incremental expenses of acquired operations. Unallocated corporate expenses decreased $3 million, mostly from changes in market-driven components of pension and stock compensation. Total operating expenses for the year to date were $16 million (6 percent) higher than the comparable period last year, including $7 million of incremental expenses of acquired operations.

The effective income tax rate for the quarter was 29 percent, 2 percentage points lower than the comparable period last year. The 2016 rate included the impact of the federal R&D credit that was not available until the fourth quarter of 2015, and the favorable effect of foreign earnings taxed at lower rates than in the U.S. The effective rate for the year to date was 30 percent, 3 percentage points higher than the comparable period last year. Last year's rate included the favorable impact of non-recurring tax benefits, mostly related to a change in assertion as to reinvestment of foreign earnings, and the impact of post-tax dividend income, partially offset by the tax rate effect of the gain on the sale of the Liquid Finishing assets.

Goodwill Impairment Analysis

In 2016, operating results of our Oil and Natural Gas reporting unit ("ONG") within the Process segment have fallen short of expectations due to weakness in oil and natural gas markets. After considering third quarter operating results and preliminary projections from our 2017 planning process, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected. While management is committed to long-term profitability in ONG, and believes its investment in facility improvements, manufacturing capabilities and commercial resources have positioned the unit to benefit strongly from a recovery when it occurs, we initiated an impairment analysis at the end of the third quarter. Preliminary analysis indicated potential impairment of ONG goodwill as of September 23, 2016. Due to the amount of time and effort required to determine the implied fair value of ONG goodwill, we are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. The carrying value of ONG goodwill was $147 million and the carrying value of other identifiable intangible assets of ONG totaled $73 million as of September 23, 2016. The valuation to determine the amount of impairment will be completed in the fourth quarter.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net sales (in millions)
Americas	$66.8	$69.8	$201.3	$209.1
EMEA	44.4	45.6	134.2	128.0
Asia Pacific	39.7	36.8	119.5	111.8
Total	$150.9	$152.2	$455.0	$448.9
Operating earnings as a percentage of net sales	34%	33%	32%	32%

Industrial segment sales for the quarter decreased 1 percent. An increase of 8 percent in Asia Pacific offset decreases of 4 percent in the Americas and 3 percent in EMEA. Year-to-date sales increased 1 percent (2 percent at consistent translation rates), including increases of 5 percent in EMEA (6 percent at consistent translation rates) and 7 percent in Asia Pacific (8 percent at consistent translation rates), partially offset by a decrease of 4 percent in the Americas. Operating margin rates for the Industrial segment were slightly higher than last year.

Process

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net sales (in millions)
Americas	$43.0	$41.0	$124.3	$128.3
EMEA	12.7	12.7	40.1	41.5
Asia Pacific	11.4	11.0	31.7	34.5
Total	$67.1	$64.7	$196.1	$204.3
Operating earnings as a percentage of net sales	15%	16%	13%	17%

Process segment sales for the quarter increased 4 percent (5 percent at consistent translation rates), including increases of 5 percent in the Americas and 4 percent in Asia Pacific. Sales were flat in EMEA, but increased 7 percent at consistent translation rates. Year-to-date sales in this segment were down 4 percent (3 percent at consistent translation rates), including decreases of 3 percent in the Americas, 4 percent in EMEA (flat at consistent translation rates) and 8 percent in Asia Pacific (6 percent at consistent translation rates). Operating margin rate recovered in the third quarter with higher sales volume and improved gross margin rate. For the year to date, operating margin rate decreased compared to last year due to lower sales volume and unfavorable expense leverage.

Contractor

	Three Months Ended		Nine Months Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net sales (in millions)
Americas	$84.6	$79.2	$249.7	$234.7
EMEA	16.5	13.9	55.2	47.1
Asia Pacific	8.1	9.0	24.3	25.9
Total	$109.2	$102.1	$329.2	$307.7
Operating earnings as a percentage of net sales	23%	24%	22%	23%

Contractor segment sales for the quarter increased 7 percent, with increases of 7 percent in the Americas and 20 percent in EMEA, partially offset by a decrease of 11 percent in Asia Pacific. Year-to-date sales increased 7 percent, with increases of 6 percent in the Americas and 17 percent in EMEA, partially offset by a 6 percent decrease in Asia Pacific. Operating margin rates decreased slightly compared to last year due to unfavorable expense leverage and product and channel mix.

Liquidity and Capital Resources

Net cash provided by operating activities through the first nine months of 2016 was $202 million, compared to $135 million in the same period of 2015. Net cash from operating activities in 2015 was affected by increases in accounts receivables balances from growth in business activity, build up of inventory levels to improve customer service and transaction costs related to the sale of Liquid Finishing business assets. In the first quarter of 2016, the Company used proceeds from borrowings under its revolving line of credit to complete acquisitions of two related businesses that were not material to the consolidated financial statements. Other significant uses of cash in 2016 included share repurchases of $48 million (partially offset by $26 million of proceeds from shares issued), cash dividends of $55 million and property, plant and equipment additions of $34 million. In 2015, proceeds of $610 million from the sale of Liquid Finishing assets were principally used to retire debt.

At September 23, 2016, cash balances of $9 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

At September 23, 2016, the Company had various lines of credit totaling $547 million, of which $484 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2016.

Outlook

We are holding to our outlook of low single-digit sales growth for Graco worldwide for the full year 2016. The Industrial segment continues to experience a spotty environment for capital equipment spending worldwide, with ongoing weakness most notable in the Americas region. Construction activity remains solid in the EMEA and Americas regions. While the Process segment saw modest growth sequentially in the third quarter, we are cautious about ongoing headwinds. Regionally, we anticipate the Americas region will finish the full year 2016 flat compared with the prior year, below our prior outlook of low single-digit growth. In the EMEA region, we reiterate our low-to-mid single-digit growth expectations for the full year. Our outlook for the Asia Pacific region continues to be low single-digit growth for 2016. The fourth quarter of 2015 was the highest growth quarter of the year, with 6 percent growth on an organic, constant currency basis, providing a difficult comparable for the last quarter of the year.

Cautionary Statement Regarding Forward-Looking Statements

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

Our total assets reflect goodwill from acquisitions, representing the excess cost over the fair value of the identifiable net assets acquired. We test annually whether goodwill has been impaired, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. In 2016, operating results of our Oil and Natural Gas reporting unit ("ONG") have fallen short of expectations due to weakness in oil and natural gas markets. After considering third quarter operating results and preliminary projections from our 2017 planning process, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected. Consequently, we initiated an impairment analysis at the end of the third quarter. Preliminary analysis indicated potential impairment of ONG goodwill as of September 23, 2016. Due to the amount of time and effort required to determine the implied fair value of ONG goodwill, we are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. The carrying value of ONG goodwill was $147 million and the carrying value of other identifiable intangible assets of ONG totaled $73 million as of September 23, 2016. The valuation to determine the amount of impairment will be completed in the fourth quarter.

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

No shares were purchased in the third quarter of 2016. As of September 23, 2016, there were 3,852,367 shares that may yet be purchased under the Board authorization.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended June 13, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 16, 2014.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 19, 2016.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 19, 2016	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 19, 2016	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 19, 2016	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)