Form 10-K
period 2016-12-30
GRACO INC
filed 2017-02-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 30, 2016, or

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
Large accelerated filer   X    Accelerated filer     Non-accelerated filer     Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes      No   X
The aggregate market value of 54,846,659 shares of common stock held by non-affiliates of the registrant was $4,249,519,110 as of June 24, 2016.
56,002,860 shares of common stock were outstanding as of February 1, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2017, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

Item 1. Business

Graco Inc., together with its subsidiaries (“Graco,” “us,” “we,” or “our Company”), is a multi-national manufacturing company. We supply technology and expertise for the management of fluids and coatings in both industrial and commercial applications. We design, manufacture and market systems and equipment used to move, measure, control, dispense and spray fluid and powder materials. Our equipment is used in manufacturing, processing, construction and maintenance industries. Graco is a Minnesota corporation and was incorporated in 1926.

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

We also make targeted acquisitions to broaden our product offering, enhance our capabilities in the end-user markets we serve and expand our manufacturing and distribution base. These acquisitions provide new product offerings, such as an expanded high pressure valve line, vapor abrasive blasting, ultra high purity diaphragm pumps, mortar pumps and landfill gas analyzers, as well as additional channel partners and manufacturing capabilities. Note L (Acquisitions) to the Consolidated Financial Statements of this Form 10-K has additional information on recent acquisitions.

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

We classify our business into three reportable segments, each with a worldwide focus: Industrial, Process and Contractor.

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

Financial information concerning our segments and geographic markets is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B (Segment Information) to the Consolidated Financial Statements of this Form 10-K.

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

For all segments, we primarily sell our equipment through third party distributors worldwide, positioned throughout our geographic regions, and through selected retailers. Our products are sold from our warehouse to our third party distributors or retailers who sell our products to end users. Certain of our acquired businesses historically sold their products directly to end-user customers and continue to have direct relationships with customers.

Outside of the United States, our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, the P.R.C., Singapore and the United Kingdom distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Montevideo, Uruguay reinforce our commitment to their regions.

During 2016, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. For more details on our facilities, see Item 2, Properties.

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

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $61 million in 2016, $59 million in 2015 and $54 million in 2014. The amounts invested in product development represented approximately 4½ percent of sales in each of the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. Our Company will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 47 percent of our total sales in 2016. It includes the Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

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

Applied Fluid Technologies

The Applied Fluid Technologies division designs and sells equipment for use by industrial customers and specialty contractors. This equipment includes two-component proportioning systems that are used to spray polyurethane foam (spray foam) and polyurea coatings. Spray foam is commonly used for insulating building walls, roofs, water heaters, refrigerators, hot tubs and other items. Polyurea coatings are applied on storage tanks, pipes, roofs, truck beds, concrete and other items. We offer a complete line of pumps and proportioning equipment that sprays specialty coatings on a variety of surfaces for protection and fireproofing. This division also manufactures vapor-abrasive blasting equipment, as well as equipment that pumps, meters, mixes and dispenses sealant, adhesive and composite materials. Our advanced composite equipment includes gel coat equipment, chop and wet-out systems, resin transfer molding systems and applicators. This equipment bonds, molds, seals, vacuum encapsulates and laminates parts and devices in a wide variety of industrial applications.

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

Process Segment

The Process segment represented approximately 20 percent of our total sales in 2016. It includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semi-conductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

Oil and Natural Gas

Our Oil and Natural Gas division makes high pressure and ultra-high pressure valves used in the oil and natural gas industry, other industrial processes and research facilities. Our high and ultra-high pressure valves are sold directly to end-user customers as well as through distribution worldwide. The division also has a line of chemical injection pumping solutions for precise injection of chemicals into producing oil wells and pipelines and is sold through third party distributors.

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

Contractor Segment

The Contractor segment represented approximately 33 percent of our total sales in 2016. Through this segment, we offer sprayers that apply paint to walls and other structures, with a range of product models that can be used by do-it-yourself homeowners to professional painting contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

This segment’s end users are primarily professional painters in the construction and maintenance industries, tradesmen and do-it-yourselfers. Contractor products are marketed and sold in all major geographic areas. We continue to add distributors throughout the world that specialize in the sale of Contractor products. Globally, we are pursuing a broad strategy of converting contractors accustomed to manually applying paint and other coatings by brush-and-roller to spray technology.

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

In 2016, our raw material and purchased component availability was strong, and our costs were relatively flat compared to the prior year. We did see some cost pressure toward the end of 2016, particularly in aluminum, stainless steel, carbon steel bar stock, plastics and copper, which we expect will continue into 2017.

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

Sales to Major Customers

Worldwide sales in the Contractor and Industrial segments to The Sherwin-Williams Company represented 10 percent of the Company’s consolidated sales in both 2016 and 2015.

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

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 30, 2016.

Employees

As of December 30, 2016, we employed approximately 3,300 persons. Of this total, approximately 1,200 were employees based outside of the United States, and 900 were hourly factory workers in the United States. None of our Company’s United States employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the United States. Compliance with such agreements has no material effect on our Company or our operations.

Acquisition and Divestiture of Liquid Finishing Businesses

In 2012, the Company purchased the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Under terms of a hold separate order from the Federal Trade Commission, the Company did not have the power to direct the activities of the Liquid Finishing businesses that most significantly impacted the economic performance of those businesses. Consequently, we reflected our investment in the Liquid Finishing businesses as a cost-method investment on our balance sheet, and their results of operations were not consolidated with those of the Company. The Company sold the Liquid Finishing business assets in 2015. Net earnings in 2015 included after-tax gain on the sale and dividends totaling $141 million.

Item 1A. Risk Factors

Growth Strategies and Acquisitions - Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. The success of our acquisition strategy depends on our ability to successfully identify suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions and integrate or add the acquired businesses into our existing businesses or corporate structure. Once successfully integrated into our existing businesses or added to our corporate structure, the acquired businesses may not perform as planned, be accretive to earnings, generate positive cash flows or otherwise be beneficial to us. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers and employees will react to the acquisitions that we make. Acquisitions may result in the assumption of undisclosed or contingent liabilities, the incurrence of increased indebtedness and expenses, and the diversion of management’s time and attention away from other business matters. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make, the new products that we develop and the channel expansions that we make.

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

Anti-Corruption and Trade Laws - We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

Laws and regulations related to bribery, corruption and trade, and enforcement thereof, are increasing in frequency, complexity and severity on a global basis. The continued geographic expansion of our business increases our exposure to, and cost of complying with, these laws and regulations. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

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

In 2016, approximately 48 percent of our sales were generated by customers located outside the United States. We are increasing our presence in advancing economies. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

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

Information Systems - Interruption of or intrusion into information systems may impact our business.

We rely on information systems and the Internet to conduct and support various activities related to our business. Cyber-security threats are increasing in frequency, sophistication and severity. Security breaches or intrusion into our information systems, and the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks or the Internet may adversely affect our business and reputation. Security breaches or intrusion into the systems or data of the third parties with whom we conduct business may also harm our business and reputation.

Impairment - If acquired businesses do not meet performance expectations, assets acquired could be subject to impairment.

Our total assets reflect goodwill from acquisitions, representing the excess cost over the fair value of the identifiable net assets acquired. We test annually whether goodwill has been impaired, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. In 2016, operating results of our Oil and Natural Gas reporting unit (“ONG”) within the Process segment fell short of expectations due to weakness in oil and natural gas markets. At the end of the third quarter, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected, so we initiated an impairment analysis. We completed the impairment analysis in the fourth quarter and recorded adjustments to reduce goodwill by $147 million and other intangible assets by $45 million. The non-cash impairment charges reduced operating earnings by $192 million, created a $31 million deferred tax benefit, and decreased net earnings by $161 million.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 21, 2017, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial segment
Dexter, Michigan, United States	Leased	53,000	Manufacturing, warehouse, office and product development	Process segment
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters, office and product development	Corporate, Industrial and Process segments
Minneapolis, Minnesota, United States	Owned	42,000	Corporate office	All segments
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial and Process segments
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial and Process segments
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development	Process segment
Rogers, Minnesota, United States	Owned	325,000	Manufacturing, office and product development	Contractor segment
Rogers, Minnesota, United States	Leased	100,000	Warehouse	Contractor segment
Rogers, Minnesota, United States	Leased	225,000	Distribution center and office	All segments

North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial segment
Erie, Pennsylvania, United States	Leased	43,000	Manufacturing, warehouse, office and product development	Process segment
Sioux Falls, South Dakota, United States	Owned	148,000	Manufacturing and office	Industrial and Contractor segments
Houston, Texas, United States	Leased	5,000	Warehouse and office	Process segment
Kamas, Utah, United States	Leased	21,000	Manufacturing, office and test laboratory	Process segment
South America
Porto Alegre, Rio Grande do Sul, Brazil	Leased	5,000	Manufacturing, office and product development	Industrial segment
Europe
Maasmechelen, Belgium	Owned	127,000	EMEA headquarters, warehouse, assembly	All segments
Rödermark, Germany	Leased	41,000	Warehouse and office	Industrial segment
Milan, Italy	Owned	8,000	Office and warehouse	Industrial segment
Sibiu, Romania	Leased	31,000	Manufacturing	Industrial segment
St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial segment
St. Gallen, Switzerland	Leased	9,000	Manufacturing	Industrial segment
Stoke-on-Trent, Staffordshire, United Kingdom	Leased	9,000	Manufacturing, warehouse, office and product development	Process segment
Brighouse, West Yorkshire, United Kingdom	Owned	68,000	Manufacturing, warehouse, office and product development	Process segment
Leaming Spa, Warwickshire, United Kingdom	Leased	50,000	Manufacturing, warehouse and office	Process segment
Asia Pacific
Derrimut, Australia	Leased	22,000	Warehouse	All segments
Gurgaon, India	Leased	18,000	Office	All segments
Yokohama, Japan	Leased	17,000	Office	All segments
Yasuda, Japan	Leased	12,000	Warehouse	All segments
Shanghai, P.R.C.	Leased	29,000	Asia Pacific headquarters	All segments
Shanghai Waiqaoqiao Pilot FTZ, P.R.C.	Leased	31,000	Warehouse	All segments
Shanghai, P.R.C.	Leased	27,000	Office and warehouse	Industrial segment
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Anyang, South Korea	Leased	5,000	Office	All segments
Gwangjoo, South Korea	Leased	11,000	Warehouse	All segments

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 21, 2017:

Patrick J. McHale, 55, became President and Chief Executive Officer in June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 58, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 52, became Vice President, Corporate Controller and Information Systems in December  2013. She has also served as the Company’s principal accounting officer since September 2007. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 56, became Vice President and General Manager, Process Division in January 2013. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 60, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

Dale D. Johnson, 62, became President, Worldwide Contractor Equipment Division in February 2017. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

Jeffrey P. Johnson, 57, became Vice President and General Manager, EMEA in January 2013. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 61, became Executive Vice President, Industrial Products Division in April 2012. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 56, became Vice President and General Manager, South and Central America in January 2013. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. He joined the Company in 1985.

Peter J. O’Shea, 52, became Vice President and General Manager, Lubrication Equipment Division in January 2016. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Charles L. Rescorla, 65, became Vice President, Corporate Manufacturing, Distribution Operations and Corporate
Development in December 2013. From June 2011 to December 2013, he was Vice President, Corporate Manufacturing, Information Systems and Distribution Operations. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President and General Manager, Industrial/Automotive Equipment Division. Prior to April 2001, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 43, became Chief Financial Officer and Treasurer in September 2015. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 52, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. He joined the Company in 1995.

Brian J. Zumbolo, 47, became Vice President and General Manager, Asia Pacific in January 2016. From August 2007 to December 2015, he was Vice President and General Manager, Lubrication Equipment Division. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 1, 2017, the share price was $90.27 and there were 56,002,860 shares outstanding and 2,250 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 60,000 beneficial owners.

High and low sales prices for the Company’s common stock and dividends declared for each quarterly period in the past two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Stock price per share
High	$84.99	$86.62	$81.38	$85.00
Low	63.05	76.94	70.47	69.33
Dividends declared per share	0.33	0.33	0.33	0.36
2015
Stock price per share
High	$82.14	$74.48	$73.49	$77.55
Low	70.01	69.78	63.44	65.36
Dividends declared per share	0.30	0.30	0.30	0.33

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2011, and all dividends were reinvested).

	2011	2012	2013	2014	2015	2016
Dow Jones U.S. Industrial Machinery	100	123	179	178	156	211
S&P 500	100	116	154	175	177	198
Graco Inc.	100	127	197	209	192	221

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the purchase of up to 6,000,000 shares of common stock, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of stock options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
September 24, 2016 - October 28, 2016	35,000	$69.93	35,000	3,817,367
October 29, 2016 - November 25, 2016	—	$—	—	3,817,367
November 26, 2016 - December 30, 2016	—	$—	—	3,817,367

Subsequent event: On February 21, 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $90 million, the financial institution will deliver 850,000 shares of Company common stock. The total number of shares ultimately delivered will be determined at the end of the purchase period (up to five months, but not less than two months) based on the volume weighted average price of the Company’s common stock during that period.

Item 6. Selected Financial Data

The following table includes historical financial data (in thousands, except per share amounts):

	2016	2015	2014	2013	2012
Net sales	$1,329,293	$1,286,485	$1,221,130	$1,104,024	$1,012,456
Net earnings	40,674	345,713	225,573	210,822	149,126
Per common share
Basic net earnings	$0.73	$6.00	$3.75	$3.44	$2.47
Diluted net earnings	0.71	5.86	3.65	3.36	2.42
Cash dividends declared	1.35	1.23	1.13	1.03	0.93
Total assets	$1,243,109	$1,391,352	$1,544,778	$1,327,228	$1,321,734
Long-term debt (including current portion)	305,685	392,695	615,000	408,370	556,480

Net earnings in 2016 included $161 million of after tax loss from non-cash impairment charges in the Company’s Oil and Natural Gas reporting unit within the Process Segment.

Net earnings in 2015 included $141 million from the sale of the Liquid Finishing businesses acquired in 2012 held as a cost-method investment. Proceeds from the sale were principally used to retire long-term debt.

Net sales in 2012 included $93 million from Powder Finishing operations acquired in 2012. The Company used long-term borrowings and available cash balances to complete the $668 million purchase of Powder Finishing and Liquid Finishing businesses in 2012.

Additional information on the comparability of results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:

•	Overview

•	Acquisitions

•	Impairment

•	Divestiture

•	Results of Operations

•	Segment Results

•	Financial Condition and Cash Flow

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

Overview

Graco designs, manufactures and markets systems and equipment used to move, measure, control, dispense and spray fluid and powder materials. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end users. Graco’s business is classified by management into three reportable segments: Industrial, Process and Contractor. Each segment is responsible for product development, manufacturing, marketing and sales of their products.

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth. We continue to develop new products in each operating division that are expected to drive incremental sales growth, as well as continued refresh and upgrades of existing product lines. Graco has made a number of strategic acquisitions that expand and complement organically developed products and new market and channel opportunities.

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

Acquisitions

In January 2016, the Company paid $48 million cash to acquire two related companies that manufacture and sell portable and fixed gas analyzers for landfill, biogas and medical applications and landfill gas wellhead equipment. The acquisitions enhance and complement the Company’s position in environmental monitoring and remediation markets. Results of their operations have been included within the Company’s Process segment from the date of acquisition.

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

In October 2014, the Company acquired the stock of Alco Valves Group (“Alco”) for £72 million cash. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Results of Alco operations have been included in the Company’s Process segment from the date of acquisition.

In January 2014, the Company paid $65 million cash to acquire QED Environmental Systems (“QED”), a manufacturer of fluid management solutions for environmental monitoring and remediation. Results of QED operations have been included in the Company’s Process segment from the date of acquisition.

The Company completed other business acquisitions in 2016, 2015 and 2014 that were not material to the consolidated financial statements.

Impairment

In completing our goodwill impairment analysis in the fourth quarter of 2015, the estimated fair value of all reporting units substantially exceeded carrying value except for our Oil and Natural Gas (“ONG”) reporting unit, which exceeded its carrying value by 14 percent. Our financial plan for 2016 anticipated the beginning of a recovery in oil and natural gas markets that would drive improved ONG performance in the second half of the year. After considering third quarter 2016 operating results and preliminary projections from our 2017 planning process, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected. At the end of the third quarter we initiated an impairment analysis. We completed the analysis in the fourth quarter and recorded adjustments to reduce goodwill by $147 million and other intangible assets by $45 million. The non-cash impairment charges reduced operating earnings by $192 million, created a $31 million deferred tax benefit, and decreased net earnings by $161 million.

Divestiture

In 2012, the Company purchased the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Under terms of a hold separate order from the Federal Trade Commission, the Company did not have the power to direct the activities of the Liquid Finishing businesses that most significantly impacted the economic performance of those businesses. Consequently, we reflected our investment in the Liquid Finishing businesses as a cost-method investment on our balance sheet, and their results of operations were not consolidated with those of the Company.

In 2015, the Company sold the Liquid Finishing business assets for a price of $610 million cash. Held separate investment income included the pre-tax gain on sale of $150 million, net of transaction and other related expenses, including a $7 million contribution to the Company’s charitable foundation. Held separate investment income also included dividends of $42 million. Net earnings included after-tax gain and dividends totaling $141 million.

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2016	2015	2014
Net Sales	$1,329.3	$1,286.5	$1,221.1
Operating Earnings	113.9	302.1	308.9
Net Earnings	40.7	345.7	225.6
Diluted Net Earnings per Common Share	$0.71	$5.86	$3.65
Diluted Net Earnings per Common Share, adjusted (1)	$3.55	$3.46	$3.65

(1)
Excludes the effects of non-cash impairment charges recorded in the fourth quarter of 2016 and net investment income from the Liquid Finishing businesses sold in the second quarter of 2015. See adjusted financial results below for a reconciliation of the adjusted non-GAAP financial measures to GAAP.

Non-cash impairment charges in 2016 and investment income from Liquid Finishing businesses sold in 2015 created large fluctuations in financial results. Excluding those items provides a more consistent comparison of ongoing financial results. A calculation of the non-GAAP measurements of adjusted operating earnings, net earnings and diluted earnings per share, excluding non-cash impairment charges in 2016 and investment income in 2015, follows (in millions except per share amounts):

	2016	2015	2014
Operating Earnings, as reported	$113.9	$302.1	$308.9
Impairment	192.0	—	—
Operating Earnings, adjusted	$305.9	$302.1	$308.9

Net Earnings, as reported	$40.7	$345.7	$225.6
Impairment	192.0	—	—
Held separate investment (income), net	—	(191.6)	—
Income tax effect	(30.6)	50.2	—
Net Earnings, adjusted	$202.1	$204.3	$225.6

Weighted Average Diluted Shares	57.0	59.0	61.7
Diluted Earnings per Share
As reported	$0.71	$5.86	$3.65
Adjusted	$3.55	$3.46	$3.65

The following table presents an overview of components of net earnings as a percentage of net sales:

	2016	2015	2014
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	46.7	46.8	45.4
Gross profit	53.3	53.2	54.6
Product development	4.6	4.5	4.4
Selling, marketing and distribution	16.2	15.7	16.0
General and administrative	9.5	9.5	8.9
Impairment	14.4	—	—
Operating earnings	8.6	23.5	25.3
Interest expense	1.3	1.4	1.5
Held separate investment (income), net	—	(14.9)	(2.1)
Other expense (income), net	—	0.1	0.1
Earnings before income taxes	7.3	36.9	25.8
Income taxes	4.2	10.0	7.3
Net Earnings	3.1%	26.9%	18.5%

Net Sales

The following table presents net sales by geographic region (in millions):

	2016	2015	2014
Americas(1)	$777.0	$759.9	$684.5
EMEA(2)	311.1	291.4	304.7
Asia Pacific	241.2	235.2	231.9
Consolidated	$1,329.3	$1,286.5	$1,221.1

(1)	North, South and Central America, including the United States. Sales in the United States were $686 million in 2016, $654 million in 2015 and $577 million in 2014.

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	2016				2015
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	1%	1%	0%	2%	7%	5%	(1)%	11%
EMEA	6%	3%	(2)%	7%	1%	8%	(13)%	(4)%
Asia Pacific	3%	1%	(1)%	3%	0%	6%	(5)%	1%
Consolidated	3%	1%	(1)%	3%	4%	6%	(5)%	5%

There were 53 weeks in fiscal 2016, compared to 52 weeks in fiscal 2015. In 2016, net sales at consistent currency translation rates increased 4 percent, including 3 percentage points of organic growth and 1 percentage point from acquired operations. The effects of currency translation offset the impact of sales from acquired operations. Strong sales increases in the Americas from the Contractor segment were mostly offset by decreases in the Industrial and Process segments. EMEA had sales growth in both developed and emerging markets, with strong growth from Contractor and Industrial segments. Strong sales growth in China more than offset decreases in other areas of Asia Pacific.

In 2015, net sales at consistent currency translation rates increased 10 percent, including growth from acquired operations of 6 percentage points and organic growth of 4 percentage points. Incremental sales from operations acquired within the last 12 months totaled $67 million for the year. Changes in currency translation rates reduced sales by approximately $58 million in 2015. More than 90 percent of our organic growth at consistent translation rates in 2015 came from our Contractor and Industrial businesses in the Americas. The Contractor segment continued to benefit from strong residential and commercial construction markets in the United States. Sales growth in western and central Europe was offset by unfavorable currency translation rates for the euro and Swiss franc, and by declines in sales in Russia and the Middle East. While general industry and construction markets were generally stable in western Europe, weakness in oil and natural gas markets continued. Weakness in China offset growth in other Asia Pacific countries, such as Australia, Korea, Japan and India. While general industry and process markets were stable in most of the Asia Pacific region, weakness remained in industries such as mining, marine and general construction.

Gross Profit

In 2016, gross profit margin rate of 53% was consistent with the rate in the prior year. The favorable effects of realized pricing and product and channel mix offset the unfavorable impacts of lower factory volume.

In 2015, gross profit margin as a percentage of sales decreased from 2014, mostly due to changes in currency translation rates. Favorable effects of realized pricing and lower material costs offset the impact of lower average gross margin rates of acquired operations.

Operating Expenses

Total operating expenses for 2016 were $212 million higher than 2015, including the non-cash impairment charge of $192 million. Incremental expenses from acquired operations accounted for nearly half of the remainder of the increase. Incremental spending related to product and corporate initiatives increased expenses by approximately $3 million, and changes in currency translation rates reduced operating expenses by approximately $4 million. Investment in new product development was $61 million or 4½ percent of sales in 2016, consistent with 2015 expense as a percentage of sales.

In 2015, operating expenses were $25 million higher compared to 2014. Incremental expenses from acquired operations totaled $27 million, spending related to regional and product expansion initiatives increased expenses by approximately $4 million, and unallocated corporate expenses (mostly pension and stock compensation) increased $5 million. Currency translation rates reduced operating expenses by approximately $16 million. Investment in new product development was $59 million or 4½ percent of sales in 2015, consistent with 2014 expense as a percentage of sales.

Operating Earnings

Operating earnings in 2016 before non-cash impairment charges increased 1 percent, as the 5 percent increase in expenses exceeded the 3 percent increase in sales. Changes in currency translation rates reduced operating earnings by approximately $4 million in 2016.

Operating earnings as a percentage of sales in 2015 were lower than in the prior year, mostly due to changes in currency translation rates and lower margins from acquired operations. Changes in currency translation rates reduced operating earnings by approximately $32 million in 2015.

Held Separate Investment (Income)

There was no held separate investment income in 2016. Held separate investment income in 2015 included $150 million of pre-tax gain on the sale of Liquid Finishing business assets, net of transaction and other related expenses, and dividends of $42 million. Dividends received from Liquid Finishing totaled $28 million in 2014.

Income Taxes

The effective tax rate for 2016 was 58 percent, including approximately 28 percentage points related to the impairment charge, compared to 27 percent in 2015. Last year’s rate included favorable impacts of non-recurring tax benefits and post-tax dividend income, partially offset by the tax rate effects of the gain on the sale of Liquid Finishing business assets. The net increase in effective rate from those items was partially offset by additional 2016 benefit from foreign earnings being taxed at lower rates than the U.S.

The effective tax rate for 2015 was 27 percent, down from 28 percent in 2014. A change in the Company’s assertion with respect to reinvestment of foreign earnings decreased deferred income taxes related to undistributed foreign earnings by $7 million and reduced the effective tax rate for the year. Higher post-tax dividend income, favorable effects of lower tax rates on foreign earnings, and an additional non-recurring tax benefit of $2 million further reduced the effective tax rate for the year. Those reductions were partially offset by the tax rate effects of the gain on the sale of the Liquid Finishing business assets.

Segment Results

The Company has six operating segments which are aggregated into three reportable segments: Industrial, Process and Contractor. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2016	2015	2014
Sales
Industrial	$629.6	$616.1	$622.3
Process	266.6	273.6	223.2
Contractor	433.1	396.8	375.6
Total	$1,329.3	$1,286.5	$1,221.1
Operating Earnings
Industrial	$207.2	$201.8	$203.9
Process	35.8	43.8	47.8
Contractor	91.8	86.4	81.9
Unallocated corporate (expense) (1)	(28.9)	(29.9)	(24.7)
Impairment (2)	(192.0)	—	—
Total	$113.9	$302.1	$308.9

(1)
Unallocated corporate (expense) includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, non-service cost portions of pension expense and certain central warehouse expenses. Unallocated corporate expenses in 2016 were consistent with the prior year. Unallocated corporate expenses increased by $5 million in 2015 compared to 2014, including increases in stock compensation, pension cost and central warehouse expense, partially offset by decreases in acquisition transaction costs and charitable contributions.

(2)
The non-cash impairment charge recorded in 2016 related to assets of our Oil and Natural Gas reporting unit included within the Process Segment. Refer to Critical Accounting Estimates for more discussion on the impairment charge.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2016	2015	2014
Sales
Americas	$281.3	$288.9	$272.8
EMEA	184.5	173.3	196.0
Asia Pacific	163.8	153.9	153.5
Total	$629.6	$616.1	$622.3
Operating Earnings as a Percentage of Sales	33%	33%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2016				2015
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(2)%	0%	(1)%	(3)%	5%	2%	(1)%	6%
EMEA	8%	0%	(2)%	6%	1%	0%	(13)%	(12)%
Asia Pacific	7%	1%	(2)%	6%	1%	3%	(4)%	0%
Segment Total	3%	0%	(1)%	2%	3%	2%	(6)%	(1)%

In 2016, sales in the Industrial segment were down in the Americas, with a weaker capital spending environment and softness in agriculture, energy, mining and heavy machinery markets. The decrease in the Americas was more than offset by increases in EMEA, led by strong growth in the powder business, and in Asia Pacific. Operating margin rates for this segment in 2016 were consistent with the prior year.

In 2015, the effects of currency translation in EMEA and Asia Pacific offset the increase in Industrial segment sales in the Americas. Acquired operations contributed $10 million (2 percentage points) of growth for the year. Operating margin rates for the Industrial segment were consistent with 2014, with favorable price realization, product mix, and cost and expense management offsetting the unfavorable effect of foreign currency translation rates.

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

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2016	2015	2014
Sales
Americas	$170.4	$171.8	$146.6
EMEA	52.4	55.0	38.4
Asia Pacific	43.8	46.8	38.2
Total	$266.6	$273.6	$223.2
Operating Earnings as a Percentage of Sales	13%	16%	21%

The following table presents the components of net sales change by geographic region for the Process segment:

	2016				2015
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(5)%	4%	0%	(1)%	1%	18%	(2)%	17%
EMEA	(12)%	12%	(5)%	(5)%	0%	57%	(14)%	43%
Asia Pacific	(8)%	4%	(2)%	(6)%	0%	30%	(8)%	22%
Segment Total	(7)%	6%	(2)%	(3)%	1%	26%	(4)%	23%

In 2016, sales in the Process segment decreased in all regions, with weakness in oil and natural gas and mining markets. Early in 2016, the segment acquired two businesses that enhance and complement the Company’s position in environmental monitoring and remediation markets. Incremental sales from the acquired operations totaled $14 million in 2016. Operating margin rate decreased in 2016 due to lower sales volume and unfavorable expense leverage.

In 2015, acquired operations contributed $56 million (26 percentage points of growth) to the Process segment for the year. Results for 2015 included the operations of HiP and White Knight, both acquired in January 2015, and full-year operations of Alco, acquired in October 2014. Operating earnings decreased by 5 percentage points in 2015 due mostly to currency translation, lower margins from acquired operations and incremental investment in product development.

Although the Americas represent the substantial majority of sales for the Process segment, and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2016	2015	2014
Sales
Americas	$325.3	$299.2	$265.2
EMEA	74.3	63.1	70.3
Asia Pacific	33.5	34.5	40.1
Total	$433.1	$396.8	$375.6
Operating Earnings as a Percentage of Sales	21%	22%	22%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2016				2015
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	9%	0%	0%	9%	14%	0%	(1)%	13%
EMEA	19%	0%	(1)%	18%	2%	0%	(12)%	(10)%
Asia Pacific	(1)%	0%	(2)%	(3)%	(9)%	0%	(5)%	(14)%
Segment Total	10%	0%	(1)%	9%	9%	0%	(3)%	6%

In 2016, new products and continued strength in U.S. residential and commercial construction markets drove sales growth in the Americas. Both the home center channel and the paint store channel had solid sales growth in the Americas. In EMEA, sales growth came from both developed and emerging markets, with most of the increase from western and central Europe. Operating margin rates decreased slightly compared to 2015 rates due to unfavorable expense leverage and product and channel mix.

In 2015, strong U.S. residential and commercial construction market drove growth in the Americas, while currency translation created headwinds in EMEA and Asia Pacific. Operating earnings for the year were consistent with 2014, with the unfavorable impact of currency translation rates offset by volume-related increases.

In this segment, sales in all regions are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2016	2015
Working capital	$325.4	$314.4
Current ratio	2.8	2.6
Days of sales in receivables outstanding	61	64
Inventory turnover (LIFO)	3.0	3.2

The impact on working capital of decreases in notes payable, accrued salaries and incentives and other payables was partially offset by a $7 million decrease in accounts receivable. Inventory levels were steady compared to year-end 2015.

Capital Structure. At December 30, 2016, the Company’s capital structure included current notes payable of $9 million, long-term debt of $306 million and shareholders’ equity of $574 million. At December 25, 2015, the Company’s capital structure included current notes payable of $16 million, long-term debt of $393 million and shareholders’ equity of $636 million.

Shareholders’ equity decreased by $62 million in 2016. Decreases from dividends of $75 million, and other comprehensive losses related to currency translation and pension liability adjustments totaling $38 million, more than offset the increase from current year earnings of $41 million. Increases related to shares issued and stock compensation totaling $61 million were mostly offset by a $50 million decrease from share repurchases. Shareholders’ equity increased by $40 million in 2015. The increase from 2015 earnings of $346 million offset decreases from share repurchases of $272 million and dividends of $70 million. Increases related to shares issued and stock compensation totaled $39 million.

Liquidity and Capital Resources. The Company had cash held in deposit accounts totaling $52 million at December 30, 2016, and December 25, 2015. As of December 30, 2016, cash balances of $9 million were restricted to funding of certain self-insured loss reserves, and included within other current assets on the Company’s Consolidated Balance Sheets. In 2015, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. As of December 30, 2016, the amount of cash held outside the United States was not significant to the Company’s liquidity and was available to fund investments abroad.

On December 15, 2016, the Company executed an amendment to its revolving credit agreement, extending the expiration date to December 15, 2021 and decreasing certain interest rates and fees. The amended agreement with a syndicate of lenders provides up to $500 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Under terms of the amended revolving credit agreement, borrowings may be denominated in U.S. dollars or certain other currencies. Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 0.75 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent, or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.75 percent, depending on the Company’s cash flow leverage ratio. In addition to paying interest on the outstanding loans, the Company is required to pay a fee on the unused amount of the loan commitments at an annual rate ranging from 0.125 percent to 0.25 percent, depending on the Company’s cash flow leverage ratio.

On December 30, 2016, the Company had $544 million in lines of credit, including the $500 million in committed credit facilities described above and $44 million with foreign banks. The unused portion of committed credit lines was $504 million as of December 30, 2016.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 30, 2016.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2017, including its capital expenditure plan of approximately $40 million, planned dividends estimated at $80 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2016, the Company’s Board of Directors increased the Company’s regular quarterly dividend to $0.36 from $0.33 per share, an increase of 9 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2016	2015	2014
Operating activities	$269.1	$189.6	$241.2
Investing activities	(90.9)	369.9	(216.7)
Financing activities	(178.3)	(534.4)	(23.6)
Effect of exchange rates on cash	0.2	3.5	3.0
Net cash provided (used)	0.1	28.6	3.9
Cash and cash equivalents at end of year	$52.4	$52.3	$23.7

Cash Flows From Operating Activities. Net cash provided by operating activities was $269 million in 2016, up $79 million compared to 2015. Cash flows from operating activities in 2015 included the effects of increases in inventory and accounts receivable and payments of transaction costs and income taxes related to the sale of Liquid Finishing business assets.

Net cash provided by operating activities was $190 million in 2015, down $51 million compared to 2014, mainly due to transaction costs and income taxes related to the sale of Liquid Finishing business assets. Accounts receivable and inventory balances increased from the end of 2014 due to acquisitions, increases in business activity and inventory increases to improve customer service levels.

Cash Flows Used in Investing Activities. Cash outflows from investing activities totaled $91 million in 2016. The Company used proceeds from its revolving line of credit to acquire two related businesses for a total cash price of $49 million. The acquired businesses enhance and complement the Company’s position in environmental monitoring and remediation markets, and are included in the Process segment.

Cash inflows from investing activities totaled $370 million in 2015 compared to outflows of $217 million in 2014. Proceeds of $610 million from the sale of the Liquid Finishing business assets were partially offset by cash outflows of $189 million for acquisitions and $42 million for additions to property, plant and equipment. In 2014, cash outflows included acquisitions of $185 million and additions to property plant and equipment of $31 million.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $178 million in 2016, compared to $534 million in 2015. Cash outflows in 2016 included dividend payments of $73 million, share repurchases of $50 million (partially offset by proceeds from share issuances of $33 million) and net payments on outstanding lines of credit of $93 million.

Cash flows used in financing activities totaled $534 million in 2015, compared to $24 million in 2014. Cash outflows included net payments on outstanding lines of credit of $211 million, share repurchases of $275 million and dividends paid of $69 million. In 2014, cash inflows included net borrowings on lines of credit of $202 million and share issuances of $30 million. Outflows included share repurchases of $195 million and dividends paid of $66 million.

On April 24, 2015, the Board of Directors authorized the purchase of up to 6 million shares, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board. Under the authorization, 3.8 million shares remain available for purchase as of December 30, 2016.

The Company repurchased and retired 0.8 million shares in 2016, compared to 3.9 million shares in 2015 and 2.6 million shares in 2014. Share repurchases are expected to continue in 2017 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

Subsequent event: On February 21, 2017, the Company entered into an ASR with a financial institution. In exchange for an up-front payment of $90 million, the financial institution will deliver 850,000 shares of Company common stock. The total number of shares ultimately delivered will be determined at the end of the purchase period (up to five months, but not less than two months) based on the volume weighted average price of the Company’s common stock during that period.

Off-Balance Sheet Arrangements and Contractual Obligations. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 30, 2016. The Company has also guaranteed the debt of its subsidiaries for up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

As of December 30, 2016, the Company is obligated to make cash payments in connection with obligations as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$305.7	$—	$75.0	$80.7	$150.0
Interest on long-term debt	78.8	14.5	23.8	16.7	23.8
Other non-current liabilities (1)	8.7	—	7.5	0.4	0.8
Operating leases	31.0	7.3	11.4	6.7	5.6
Service contracts	6.9	3.5	3.1	0.3	—
Purchase obligations (2)	114.6	114.6	—	—	—
Unfunded pension and postretirement medical benefits (3)	33.5	2.4	5.5	6.5	19.1
Total	$579.2	$142.3	$126.3	$111.3	$199.3

(1)
Other non-current liabilities include estimated obligations for representations and warranties associated with the Liquid Finishing business divestiture, additional purchase consideration based on future revenues of an acquired business in excess of specified thresholds, and amounts related to certain capitalized leasehold improvements.

(2)
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

(3)
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

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company estimates the fair value of the reporting units using a present value of future cash flows calculation cross-checked by an allocation of market capitalization approach. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit. If the estimated fair value exceeds its carrying value, step two of the impairment analysis is not required. If the estimated fair value is less than its carrying amount, impairment is indicated and the second step must be completed in order to determine the amount, if any, of the impairment. In the second step, an impairment loss is recognized for the difference between the implied value of goodwill and the carrying value.

The Company’s primary identifiable intangible assets include customer relationships, trademarks, trade names, proprietary technology and patents. Finite lived intangibles are amortized and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite lived intangibles are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the asset might be impaired.

A considerable amount of management judgment and assumptions are required in performing the impairment tests. Management makes several assumptions, including earnings and cash flow projections, discount rate, product offerings and market strategies, customer attrition, and royalty rates, each of which have a significant impact on the estimated fair values. Though management considers its judgments and assumptions to be reasonable, changes in these assumptions could impact the estimated fair value.

In completing our goodwill impairment testing in the fourth quarter of 2015, the estimated fair value of all reporting units substantially exceeded carrying value except for our ONG reporting unit, which exceeded its carrying value by 14 percent. Our financial plan for 2016 anticipated the beginning of a recovery in oil and natural gas markets that would drive improved ONG performance in the second half of the year. After considering third quarter 2016 operating results and preliminary projections from our 2017 planning process, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected. At the end of the third quarter we initiated an impairment analysis. We completed the analysis in the fourth quarter and recorded adjustments to reduce goodwill by $147 million and other intangible assets by $45 million. The non-cash impairment charges reduced operating earnings by $192 million, created a $31 million deferred tax benefit, and decreased net earnings by $161 million.

We completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter of 2016. No further impairment charges were recorded as a result of that review.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company decreased its investment return assumption for its U.S. plan to 7.3 percent for 2017. Mortality rates are based on current common group mortality tables for males and females.

In 2016, net pension cost of $15 million was allocated to cost of products sold and operating expenses based on salaries and wages. At December 30, 2016, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(28.3)	$2.7
Expected return on assets	—	1.3

Recent Accounting Pronouncements

Refer to Note A (Summary of Significant Accounting Policies) to the Consolidated Financial Statements of this Form 10-K for disclosures related to recent accounting pronouncements.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 30, 2016, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2016, changes in currency translation rates reduced sales and net earnings by approximately $12 million and $2 million, respectively. In 2015, changes in currency translation rates reduced sales and net earnings by approximately $58 million and $20 million, respectively. In 2014, changes in currency translation rates reduced sales and net earnings by approximately $3 million and $2 million, respectively.

2017 Outlook

We are focused on achieving full-year sales growth in all geographic regions and reportable segments in 2017. Our full-year 2017 outlook is for low single-digit organic sales growth on a constant currency basis, with low single-digit growth expected in each geographic region of the world. Our Process segment experienced headwinds throughout 2016 and remains a source of caution as we enter 2017, while the outlook for our Contractor segment is for mid single-digit sales growth in 2017.

At January 2017 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2016, the movement in foreign currencies would be a headwind of approximately 1 percent on sales and 3 percent on earnings in 2017.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2016 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 30, 2016.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Graco Inc.

We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the “Company”) as of December 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2016, of the Company and our report dated February 21, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Graco Inc.

We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the “Company”) as of December 30, 2016 and December 25, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graco Inc. and Subsidiaries as of December 30, 2016 and December 25, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 21, 2017

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 30, 2016	December 25, 2015	December 26, 2014
Net Sales	$1,329,293	$1,286,485	$1,221,130
Cost of products sold	621,054	601,785	554,394
Gross Profit	708,239	684,700	666,736
Product development	60,606	58,559	54,246
Selling, marketing and distribution	215,253	201,855	194,751
General and administrative	126,481	122,161	108,814
Impairment	192,020	—	—
Operating Earnings	113,879	302,125	308,925
Interest expense	17,590	17,643	18,733
Held separate investment (income), net	—	(191,635)	(25,951)
Other expense (income), net	(366)	1,404	1,070
Earnings Before Income Taxes	96,655	474,713	315,073
Income taxes	55,981	129,000	89,500
Net Earnings	$40,674	$345,713	$225,573
Basic Net Earnings per Common Share	$0.73	$6.00	$3.75
Diluted Net Earnings per Common Share	$0.71	$5.86	$3.65
Cash Dividends Declared per Common Share	$1.35	$1.23	$1.13
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 30, 2016	December 25, 2015	December 26, 2014
Net Earnings	$40,674	$345,713	$225,573
Components of other comprehensive income (loss)
Cumulative translation adjustment	(31,227)	(10,423)	(27,935)
Pension and postretirement medical liability adjustment	(10,715)	10,372	(39,164)
Income taxes - pension and postretirement medical liability	4,211	(3,710)	12,712
Other comprehensive income (loss)	(37,731)	(3,761)	(54,387)
Comprehensive Income	$2,943	$341,952	$171,186
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 30, 2016	December 25, 2015
ASSETS
Current Assets
Cash and cash equivalents	$52,365	$52,295
Accounts receivable, less allowances of $12,700 and $10,400	218,365	225,509
Inventories	201,609	202,136
Other current assets	31,023	29,077
Total current assets	503,362	509,017
Property, Plant and Equipment, net	189,596	178,437
Goodwill	259,849	394,488
Other Intangible Assets, net	178,336	227,987
Deferred Income Taxes	86,653	56,976
Other Assets	25,313	24,447
Total Assets	$1,243,109	$1,391,352
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$8,913	$15,901
Trade accounts payable	39,988	40,505
Salaries and incentives	37,109	44,673
Dividends payable	20,088	18,447
Other current liabilities	71,887	75,090
Total current liabilities	177,985	194,616
Long-term Debt	305,685	392,695
Retirement Benefits and Deferred Compensation	159,250	137,457
Deferred Income Taxes	17,672	22,303
Other Non-current Liabilities	8,697	8,730
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 97,000,000 shares authorized; 55,834,412 and 55,765,980 shares outstanding in 2016 and 2015	55,834	55,766
Additional paid-in-capital	453,394	398,774
Retained earnings	206,820	285,508
Accumulated other comprehensive income (loss)	(142,228)	(104,497)
Total shareholders’ equity	573,820	635,551
Total Liabilities and Shareholders’ Equity	$1,243,109	$1,391,352
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 30, 2016	December 25, 2015	December 26, 2014
Cash Flows From Operating Activities
Net Earnings	$40,674	$345,713	$225,573
Adjustments to reconcile net earnings to net cash provided by operating activities
Impairment	192,020	—	—
Depreciation and amortization	48,290	44,607	35,515
Deferred income taxes	(35,561)	(11,585)	329
Share-based compensation	21,134	19,224	17,249
Excess tax benefit related to share-based payment arrangements	(6,913)	(1,775)	(6,634)
(Gain) loss on sale of business	—	(149,894)	—
Change in
Accounts receivable	4,506	(18,276)	(26,557)
Inventories	(693)	(34,109)	(15,079)
Trade accounts payable	553	4,305	450
Salaries and incentives	(6,809)	(1,385)	1,520
Retirement benefits and deferred compensation	10,995	11,870	5,052
Other accrued liabilities	3,298	1,645	6,151
Other	(2,401)	(20,701)	(2,314)
Net cash provided by operating activities	269,093	189,639	241,255
Cash Flows From Investing Activities
Property, plant and equipment additions	(42,113)	(41,749)	(30,636)
Acquisition of businesses, net of cash acquired	(48,946)	(189,017)	(185,462)
Proceeds from sale of assets	—	610,162	—
Change in restricted assets	288	(9,518)	—
Investment in businesses held separate	—	—	530
Other	(164)	61	(1,163)
Net cash provided by (used in) investing activities	(90,935)	369,939	(216,731)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(5,995)	11,216	(4,459)
Borrowings on long-term line of credit	648,134	720,605	717,845
Payments on long-term line of credit	(735,144)	(942,910)	(511,215)
Payments of debt issuance costs	(860)	—	(890)
Excess tax benefit related to share-based payment arrangements	6,913	1,775	6,634
Common stock issued	32,631	18,835	30,199
Common stock repurchased	(50,497)	(274,503)	(195,326)
Cash dividends paid	(73,434)	(69,429)	(66,362)
Net cash provided by (used in) financing activities	(178,252)	(534,411)	(23,574)
Effect of exchange rate changes on cash	164	3,472	2,950
Net increase (decrease) in cash and cash equivalents	70	28,639	3,900
Cash and Cash Equivalents
Beginning of year	52,295	23,656	19,756
End of year	$52,365	$52,295	$23,656
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 27, 2013	$61,003	$347,058	$272,653	$(46,349)	$634,365
Shares issued	789	29,410	—	—	30,199
Shares repurchased	(2,593)	(14,751)	(178,090)	—	(195,434)
Stock compensation cost	—	16,253	—	—	16,253
Tax benefit related to stock options exercised	—	6,734	—	—	6,734
Net earnings	—	—	225,573	—	225,573
Dividends declared	—	—	(67,271)	—	(67,271)
Other comprehensive income (loss)	—	—	—	(54,387)	(54,387)
Balance December 26, 2014	59,199	384,704	252,865	(100,736)	596,032
Shares issued	446	18,040	—	—	18,486
Shares repurchased	(3,879)	(25,201)	(242,984)	—	(272,064)
Stock compensation cost	—	19,107	—	—	19,107
Tax benefit related to stock options exercised	—	1,775	—	—	1,775
Restricted stock cancelled	—	349	—	—	349
Net earnings	—	—	345,713	—	345,713
Dividends declared	—	—	(70,086)	—	(70,086)
Other comprehensive income (loss)	—	—	—	(3,761)	(3,761)
Balance December 25, 2015	55,766	398,774	285,508	(104,497)	635,551
Shares issued	830	31,947	—	—	32,777
Shares repurchased	(762)	(5,449)	(44,286)	—	(50,497)
Stock compensation cost	—	21,355	—	—	21,355
Tax benefit related to stock options exercised	—	6,913	—	—	6,913
Restricted stock (issued)	—	(146)	—	—	(146)
Net earnings	—	—	40,674	—	40,674
Dividends declared	—	—	(75,076)	—	(75,076)
Other comprehensive income (loss)	—	—	—	(37,731)	(37,731)
Balance December 30, 2016	$55,834	$453,394	$206,820	$(142,228)	$573,820
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 30, 2016, December 25, 2015 and December 26, 2014

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 30, 2016, was a 53-week year. Years ended December 25, 2015 and December 26, 2014, were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 30, 2016, all subsidiaries are 100 percent controlled by the Company. Certain prior year disclosures have been revised to conform with current year reporting.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2016	2015
Assets
Cash surrender value of life insurance	2	$13,785	$12,856
Forward exchange contracts	2	571	107
Total assets at fair value		$14,356	$12,963
Liabilities
Contingent consideration	3	$4,081	$9,600
Deferred compensation	2	3,265	2,958
Total liabilities at fair value		$7,346	$12,558

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

Accounts Receivable. Accounts receivable includes trade receivables of $209 million in 2016 and $217 million in 2015. Other receivables totaled $9 million in 2016 and $9 million in 2015.

Inventory Valuation. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2016	2015
Prepaid income taxes	$10,723	$9,844
Restricted cash	9,230	9,518
Prepaid expenses and other	11,070	9,715
Total	$31,023	$29,077

Cash balances included within other current assets were restricted to funding of certain self-insured loss reserves.

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In 2016, operating results of our Oil and Natural Gas (“ONG”) reporting unit within the Process segment fell short of expectations. At the end of the third quarter, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected, so we initiated an impairment analysis. With the help of an independent valuation consultant, we used an income approach to determine the fair value of the ONG reporting unit and its underlying intangible assets. We completed the valuation in the fourth quarter, and recorded adjustments to reduce goodwill by $147 million and customer relationship and trade name intangibles by $34 million and $11 million, respectively. The goodwill adjustment eliminated all of the goodwill balances within the ONG reporting unit. The non-cash impairment charges reduced operating earnings by $192 million, created a $31 million deferred tax benefit, and decreased net earnings by $161 million.

We completed our annual impairment review of all long-lived assets in the fourth quarter. No further impairment charges were recorded as a result of that review.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 26, 2014	$150,853	$128,989	$12,732	$292,574
Additions from business acquisitions	4,230	102,864	—	107,094
Foreign currency translation	(1,800)	(3,380)	—	(5,180)
Balance, December 25, 2015	153,283	228,473	12,732	394,488
Additions from business acquisitions	—	28,130	—	28,130
Impairment	—	(146,669)	—	(146,669)
Foreign currency translation	(2,727)	(13,373)	—	(16,100)
Balance, December 30, 2016	$150,556	$96,561	$12,732	$259,849

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 30, 2016
Cost, net of impairment	$170,284	$17,321	$895	$57,853	$246,353
Accumulated amortization	(41,599)	(6,088)	(337)	—	(48,024)
Foreign currency translation	(13,630)	(1,055)	(59)	(5,249)	(19,993)
Book value	$115,055	$10,178	$499	$52,604	$178,336
Weighted average life (years)	13	10	4	N/A

As of December 25, 2015
Cost	$197,900	$20,400	$495	$69,514	$288,309
Accumulated amortization	(36,852)	(8,952)	(132)	—	(45,936)
Foreign currency translation	(9,738)	(658)	(94)	(3,896)	(14,386)
Book value	$151,310	$10,790	$269	$65,618	$227,987
Weighted average life (years)	13	10	5	N/A

Amortization of intangibles was $17.8 million in 2016, $17.2 million in 2015 and $11.6 million in 2014. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Estimated Amortization Expense	$13,727	$13,426	$13,097	$13,043	$13,000	$59,439

Other Assets. Components of other assets were (in thousands):

	2016	2015
Cash surrender value of life insurance	$13,785	$12,856
Capitalized software	1,812	2,599
Equity method investment	6,366	6,129
Deposits and other	3,350	2,863
Total	$25,313	$24,447

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2016, 2015 and 2014.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2016	2015
Accrued self-insurance retentions	$7,105	$6,908
Accrued warranty and service liabilities	8,934	7,870
Accrued trade promotions	6,007	8,522
Payable for employee stock purchases	9,328	8,825
Customer advances and deferred revenue	9,400	9,449
Income taxes payable	8,608	1,308
Other	22,505	32,208
Total	$71,887	$75,090

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, employee medical benefit claims and representations and warranties associated with the Liquid Finishing business divestiture. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $9.8 million as of December 30, 2016, and $11.2 million as of December 25, 2015, including $2.7 million and $4.3 million, respectively, classified as other long-term liabilities in the Consolidated Balance Sheets. A portion of our self-insured losses are managed through a wholly-owned captive insurance subsidiary.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2016	2015
Balance, beginning of year	$7,870	$7,609
Charged to expense	7,516	6,812
Margin on parts sales reversed	1,796	1,908
Reductions for claims settled	(8,248)	(8,459)
Balance, end of year	$8,934	$7,870

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 30, 2016, totaled $26 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

The Company uses significant other observable inputs (level 2 in the fair value hierarchy) to value the derivative instruments used to hedge net monetary positions, including reference to market prices and financial models that incorporate relevant market assumptions. Net derivative assets are reported on the balance sheet in accounts receivable and net derivative liabilities are reported as other current liabilities. The fair market value of such instruments follows (in thousands):

	2016	2015
Foreign Currency Contracts
Assets	$621	$296
Liabilities	(50)	(189)
Net Assets (Liabilities)	$571	$107

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures, and plans to use the retrospective transition method.

In February 2016, the Financial Accounting Standards Board (FASB) issued a final standard on accounting for leases. The new standard is effective for the Company in fiscal 2019 and requires most leases to be recorded on the balance sheet. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures and accounting systems.

In March 2016, FASB issued a new standard that changes the accounting for share-based payments. The standard is effective for the Company in fiscal 2017. It simplifies several aspects of accounting for share-based payments, including the accounting for income taxes, forfeitures, and classification in the statement of cash flows. Under the new standard, excess tax benefits on the exercise of stock options currently credited to equity will reduce the current tax provision, potentially creating volatility in the Company’s effective tax rate. The Company cannot reliably predict the amount of excess tax benefit from exercise of stock options that will reduce the tax provision in 2017 because it depends on the number and value of options to be exercised. Excess tax benefit recorded in additional paid-in capital totaled $6.9 million in 2016, and averaged $4.3 million per year since 2006. The effect of adopting the simplified method of accounting for forfeitures will not be significant.

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

Segments information follows (in thousands):

	2016	2015	2014
Net Sales
Industrial	$629,581	$616,069	$622,343
Process	266,630	273,631	223,213
Contractor	433,082	396,785	375,574
Total	$1,329,293	$1,286,485	$1,221,130
Operating Earnings
Industrial	$207,183	$201,749	$203,910
Process	35,750	43,833	47,830
Contractor	91,837	86,447	81,892
Unallocated corporate (expense)	(28,871)	(29,904)	(24,707)
Impairment	(192,020)	—	—
Total	$113,879	$302,125	$308,925
Assets
Industrial	$546,366	$558,799
Process	318,444	481,677
Contractor	208,016	205,632
Unallocated corporate	170,283	145,244
Total	$1,243,109	$1,391,352

Management assesses performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments. Unallocated corporate (expense) includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, certain portions of pension expense and certain central warehouse expenses. Unallocated assets include cash, allowances and valuation reserves, deferred income taxes, certain capital and other assets.

Geographic information follows (in thousands):

	2016	2015	2014
Net Sales (based on customer location)
United States	$685,981	$653,534	$577,359
Other countries	643,312	632,951	643,771
Total	$1,329,293	$1,286,485	$1,221,130
Long-lived Assets
United States	$151,911	$144,571
Other countries	37,685	33,866
Total	$189,596	$178,437

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented 10 percent of the Company’s consolidated sales in 2016 and 2015. There were no customers that accounted for 10 percent or more of consolidated sales in 2014.

C. Inventories

Major components of inventories were as follows (in thousands):

	2016	2015
Finished products and components	$113,643	$112,267
Products and components in various stages of completion	50,557	51,033
Raw materials and purchased components	84,631	82,894
Subtotal	248,831	246,194
Reduction to LIFO cost	(47,222)	(44,058)
Total	$201,609	$202,136

Inventories valued under the LIFO method were $103.2 million in 2016 and $109.8 million in 2015. All other inventory was valued on the FIFO method.

In 2016, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years. The effect on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2016	2015
Land and improvements	$23,253	$20,638
Buildings and improvements	132,343	127,968
Manufacturing equipment	286,742	254,409
Office, warehouse and automotive equipment	37,940	38,549
Additions in progress	9,364	19,609
Total property, plant and equipment	489,642	461,173
Accumulated depreciation	(300,046)	(282,736)
Net property, plant and equipment	$189,596	$178,437

Depreciation expense was $28.8 million in 2016, $25.7 million in 2015 and $24.1 million in 2014.

E. Income Taxes

In 2015, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. The change in assertion decreased deferred income taxes related to undistributed foreign earnings and reduced the effective tax rate compared to prior years. As of December 30, 2016, the amount of cash held outside the United States was not significant to the Company’s liquidity and was available to fund investments abroad. If the Company repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $30 million as of December 30, 2016.

Earnings before income tax expense (income) consist of (in thousands):

	2016	2015	2014
Domestic	$107,440	$402,453	$266,627
Foreign	(10,785)	72,260	48,446
Total	$96,655	$474,713	$315,073

Income tax expense (income) consists of (in thousands):

	2016	2015	2014
Current
Domestic
Federal	$67,126	$117,883	$73,584
State and local	4,868	4,576	2,775
Foreign	18,195	18,115	12,263
	90,189	140,574	88,622
Deferred
Domestic	(27,509)	(10,175)	2,497
Foreign	(6,699)	(1,399)	(1,619)
	(34,208)	(11,574)	878
Total	$55,981	$129,000	$89,500

Income taxes paid were $78.6 million in 2016, $150.5 million in 2015 and $92.1 million in 2014.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2016	2015	2014
Statutory tax rate	35%	35%	35%
Tax effect of international operations	4	(3)	(1)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(3)	(1)	(1)
Domestic production deduction	(7)	(2)	(3)
Impairment	28	—	—
Dividends from Liquid Finishing	—	(3)	(3)
Effective tax rate	58%	27%	28%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2016	2015
Inventory valuations	$9,845	$8,455
Self-insurance retention accruals	1,836	1,918
Warranty reserves	2,390	2,191
Vacation accruals	3,343	3,055
Bad debt reserves	3,824	3,268
Excess of tax over book depreciation and amortization	(31,849)	(52,667)
Pension liability	43,924	35,916
Postretirement medical	6,856	6,882
Acquisition costs	1,052	3,378
Stock compensation	24,521	20,817
Deferred compensation	1,495	1,372
Other	1,744	88
Net deferred tax assets	$68,981	$34,673

Total deferred tax assets were $103.4 million and $99.3 million, and total deferred tax liabilities were $34.5 million and $64.6 million on December 30, 2016 and December 25, 2015. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the change in other comprehensive income (loss) items and the impact of acquisitions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate
	December 30, 2016	Maturity	2016	2015
Private placement unsecured fixed-rate notes
Series A	4.00%	March 2018	$75,000	$75,000
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	1.77%	December 2021	5,685	92,695
Notes payable to banks	0.68%	2017	8,913	15,901
Total debt, including current portion			$314,598	$408,596

The estimated fair value of the fixed interest rate private placement debt was $325 million on December 30, 2016 and $320 million on December 25, 2015. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

On December 15, 2016, the Company executed an amendment to its revolving credit agreement, extending the expiration date to December 15, 2021 and decreasing certain interest rates and fees. The amended agreement with a syndicate of lenders provides up to $500 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.

Under terms of the amended revolving credit agreement, borrowings may be denominated in U.S. dollars or certain other currencies. Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 0.75 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent, or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.75 percent, depending on the Company’s cash flow leverage ratio. In addition to paying interest on the outstanding loans, the Company is required to pay a fee on the unused amount of the loan commitments at an annual rate ranging from 0.125 percent to 0.25 percent, depending on the Company’s cash flow leverage ratio.

On December 30, 2016, the Company had $544 million in lines of credit, including the $500 million in committed credit facilities described above and $44 million with foreign banks. The unused portion of committed credit lines was $504 million as of December 30, 2016. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $26 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees at an annual rate of up to 0.15 percent on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 30, 2016.

Annual maturities of debt are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Maturities of debt	$8,913	$75,000	$—	$75,000	$5,685	$150,000

Interest paid on debt was $17.6 million in 2016, $17.5 million in 2015 and $18.6 million in 2014.

G. Shareholders’ Equity

At December 30, 2016, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 27, 2013	$(50,132)	$3,783	$(46,349)
Other comprehensive income (loss) before reclassifications	(29,563)	(27,935)	(57,498)
Amounts reclassified from accumulated other comprehensive income	3,111	—	3,111
Balance, December 26, 2014	(76,584)	(24,152)	(100,736)
Other comprehensive income (loss) before reclassifications	641	(10,423)	(9,782)
Amounts reclassified from accumulated other comprehensive income	6,021	—	6,021
Balance, December 25, 2015	(69,922)	(34,575)	(104,497)
Other comprehensive income (loss) before reclassifications	(12,169)	(31,227)	(43,396)
Amounts reclassified from accumulated other comprehensive income	5,665	—	5,665
Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	2016	2015	2014
Cost of products sold	$3,379	$3,370	$1,701
Product development	1,334	1,352	714
Selling, marketing and distribution	3,033	3,109	1,371
General and administrative	1,586	1,543	820
Total before tax	$9,332	$9,374	$4,606
Income tax (benefit)	(3,667)	(3,353)	(1,495)
Total after tax	$5,665	$6,021	$3,111

Subsequent event: On February 21, 2017, the Company entered into an accelerated share repurchase program with a financial institution. In exchange for an up-front payment of $90 million, the financial institution will deliver 850,000 shares of Company common stock. The total number of shares ultimately delivered will be determined at the end of the purchase period (up to five months, but not less than two months) based on the volume weighted average price of the Company’s common stock during that period. The up-front payment will reduce shareholders' equity, and shares received will be retired and reflected as a reduction of outstanding shares on the date delivered for purposes of calculating earnings per share.

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost for restricted shares and the stock appreciation plan is not significant.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 6,882 shares in 2016, 5,963 shares in 2015 and 4,867 shares in 2014. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2013	5,149	$41.03	3,311	$33.20
Granted	475	74.62
Exercised	(607)	35.73
Canceled	(42)	61.35
Outstanding, December 26, 2014	4,975	44.72	3,318	34.86
Granted	543	74.19
Exercised	(328)	37.28
Canceled	(25)	72.01
Outstanding, December 25, 2015	5,165	48.16	3,583	38.49
Granted	1,161	76.58
Exercised	(762)	38.99
Canceled	(29)	70.09
Outstanding, December 30, 2016	5,535	$55.26	3,672	$45.40

The following table summarizes information for options outstanding and exercisable at December 30, 2016 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$16 - $30	1,109	2.6	$23.81	1,109	$23.81
$30 - $45	902	2.7	39.51	902	39.51
$45 - $60	1,056	5.6	54.18	933	53.57
$60 - $75	1,620	8.3	73.27	398	74.44
$75 - $84	848	8.7	80.12	330	75.89
$16 - $84	5,535	5.8	$55.26	3,672	$45.40

The aggregate intrinsic value of exercisable option shares was $138.5 million as of December 30, 2016, with a weighted average contractual term of 4.3 years. There were approximately 5.5 million vested share options and share options expected to vest as of December 30, 2016, with an aggregate intrinsic value of $154.0 million, a weighted average exercise price of $54.98 and a weighted average contractual term of 5.8 years.

Information related to options exercised follows (in thousands):

	2016	2015	2014
Cash received	$21,142	$7,720	$20,343
Aggregate intrinsic value	30,247	11,851	25,284
Tax benefit realized	9,900	3,600	8,200

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 170,144 shares in 2016, 165,897 shares in 2015 and 193,084 shares in 2014.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 30, 2016
Stock Incentive Plan (2015)	3,500	2,284
Employee Stock Purchase Plan (2006)	7,000	4,758
Total	10,500	7,042

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 30, 2016, include options granted under two plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2016	2015	2014
Share-based compensation	$21,134	$19,224	$17,248
Tax benefit	6,100	5,400	4,400
Share-based compensation, net of tax	$15,034	$13,824	$12,848

As of December 30, 2016, there was $13.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2016	2015	2014
Expected life in years	6.2	6.5	6.5
Interest rate	1.6%	1.7%	2.0%
Volatility	27.5%	35.0%	36.1%
Dividend yield	1.7%	1.6%	1.5%
Weighted average fair value per share	$17.89	$23.18	$24.83

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

	2016	2015	2014
Expected life in years	1.0	1.0	1.0
Interest rate	0.7%	0.2%	0.1%
Volatility	24.6%	18.9%	21.4%
Dividend yield	1.7%	1.6%	1.4%
Weighted average fair value per share	$19.14	$16.51	$17.81

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2016	2015	2014
Net earnings available to common shareholders	$40,674	$345,713	$225,573
Weighted average shares outstanding for basic earnings per share	55,617	57,610	60,148
Dilutive effect of stock options computed based on the treasury stock method using the average market price	1,343	1,397	1,597
Weighted average shares outstanding for diluted earnings per share	56,960	59,007	61,745
Basic earnings per share	$0.73	$6.00	$3.75
Diluted earnings per share	$0.71	$5.86	$3.65

Stock options to purchase 1.0 million, 1.4 million and 0.6 million shares were not included in the 2016, 2015 and 2014 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $6.7 million in 2016, $6.3 million in 2015 and $6.9 million in 2014.

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

Investment policies and strategies of the U.S. funded pension plan are based on a long-term view of economic growth and heavily weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. The midpoints of the ranges of strategic target allocations for plan assets are 37 percent equity securities, 38 percent fixed income securities and 25 percent real estate and alternative investments.

Plan assets by category and fair value measurement level were as follows (in thousands):

	Level	2016	2015
Cash and cash equivalents	1	$698	$6,578
Insurance contract	3	24,287	28,080
Investments categorized in fair value hierarchy		24,985	34,658
Equity
U.S. Large Cap	N/A	58,236	77,811
U.S. Small/Mid Cap	N/A	10,009	12,759
International	N/A	40,404	49,952
Total Equity		108,649	140,522
Fixed income	N/A	78,209	42,251
Real estate and other	N/A	44,062	50,827
Investments measured at net asset value		230,920	233,600
Total		$255,905	$268,258

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 or 60 days advance notice, while most of the funds allow redemptions daily. The plan had unfunded commitments to make additional investments in certain funds totaling $4 million as of December 30, 2016 and $3 million as of December 25, 2015.

The Company maintains a defined contribution plan covering employees of a Swiss subsidiary, funded by Company and employee contributions. Responsibility for pension coverage under Swiss law has been transferred to a reputable Swiss insurance company. Plan assets are invested in an insurance contract that guarantees a federally mandated annual rate of return. The value of the plan assets is effectively the value of the insurance contract. The performance of the underlying assets held by the insurance company has no direct impact on the surrender value of the insurance contract. The insurance backed assets have no active market and are classified as level 3 in the fair value hierarchy.

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2016	2015
Balance, beginning of year	$28,080	$28,899
Purchases	1,928	1,929
Redemptions	(5,267)	(3,233)
Unrealized gains (losses)	(454)	485
Balance, end of year	$24,287	$28,080

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 30, 2016, and December 25, 2015, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2016	2015	2016	2015
Change in benefit obligation
Obligation, beginning of year	$380,672	$389,692	$23,211	$22,764
Service cost	7,834	8,406	543	542
Interest cost	15,684	14,790	1,084	954
Actuarial loss (gain)	11,012	(15,465)	2,840	14
Plan changes	—	(179)	—	—
Benefit payments	(20,147)	(12,505)	(1,102)	(1,063)
Settlements	(6,817)	(2,684)	—	—
Exchange rate changes	(1,865)	(1,383)	—	—
Obligation, end of year	$386,373	$380,672	$26,576	$23,211
Change in plan assets
Fair value, beginning of year	$268,258	$277,208	$—	$—
Actual return on assets	11,397	4,311	—	—
Employer contributions	4,117	1,979	1,102	1,063
Benefit payments	(20,147)	(12,505)	(1,102)	(1,063)
Settlements	(6,817)	(2,684)	—	—
Exchange rate changes	(903)	(51)	—	—
Fair value, end of year	$255,905	$268,258	$—	$—
Funded status	$(130,468)	$(112,414)	$(26,576)	$(23,211)

Amounts recognized in consolidated balance sheets
Current liabilities	$1,030	$1,166	$1,387	$1,282
Non-current liabilities	129,438	111,248	25,189	21,929
Total liabilities	$130,468	$112,414	$26,576	$23,211

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $360 million for 2016 and $355 million for 2015. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2016	2015
Projected benefit obligation	$386,373	$380,672
Accumulated benefit obligation	359,854	354,918
Fair value of plan assets	255,905	268,258

The components of net periodic benefit cost for the plans for 2016, 2015 and 2014 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2016	2015	2014	2016	2015	2014
Service cost-benefits earned during the period	$7,834	$8,406	$6,846	$543	$542	$486
Interest cost on projected benefit obligation	15,684	14,790	15,944	1,084	954	981
Expected return on assets	(18,009)	(19,442)	(21,253)	—	—	—
Amortization of prior service cost (credit)	269	268	320	(766)	(676)	(658)
Amortization of net loss (gain)	7,980	9,036	4,929	285	323	15
Settlement loss (gain)	1,565	423	—	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	85	79	80	N/A	N/A	N/A
Net periodic benefit cost	$15,408	$13,560	$6,866	$1,146	$1,143	$824

Amounts recognized in other comprehensive (income) loss in 2016 and 2015 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2016	2015	2016	2015
Net loss (gain) arising during the period	$17,208	$(833)	$2,840	$14
Prior service cost (credit) arising during the period	—	(179)	—	—
Amortization of net gain (loss)	(7,980)	(9,036)	(285)	(323)
Settlement gain (loss)	(1,565)	(423)	—	—
Amortization of prior service credit (cost)	(269)	(268)	766	676
Total	$7,394	$(10,739)	$3,321	$367

Amounts included in accumulated other comprehensive (income) loss as of December 30, 2016 and December 25, 2015, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2016	2015	2016	2015
Prior service cost (credit)	$1,920	$2,232	$(344)	$(1,110)
Net loss	108,689	100,985	6,593	4,038
Net before income taxes	110,609	103,217	6,249	2,928
Income taxes	(38,182)	(35,169)	(2,250)	(1,054)
Net	$72,427	$68,048	$3,999	$1,874

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2017 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$245	$(344)
Net loss (gain)	8,803	543
Net before income taxes	9,048	199
Income taxes	(3,257)	(72)
Net	$5,791	$127

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2016	2015	2016	2015
U.S. Plans
Discount rate	4.5%	4.7%	4.5%	4.7%
Rate of compensation increase	2.8%	3.0%	N/A	N/A
Non-U.S. Plans
Discount rate	0.9%	1.1%	N/A	N/A
Rate of compensation increase	1.0%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2016	2015	2014	2016	2015	2014
U.S. Plans
Discount rate	4.7%	4.2%	5.0%	4.7%	4.2%	5.0%
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Expected return on assets	7.5%	7.8%	8.5%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	1.1%	1.4%	2.5%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.3%	1.3%	N/A	N/A	N/A
Expected return on assets	2.0%	2.0%	2.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 6.8 percent for 2017, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

At December 30, 2016, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $1.0 million to its unfunded pension plans and $1.4 million to the postretirement medical plan in 2017. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2017. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2017	$15,968	$1,387
2018	16,804	1,486
2019	17,376	1,580
2020	18,907	1,694
2021	19,564	1,748
Years 2022-2026	112,333	9,369

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were as follows at December 30, 2016 (in thousands):

	Buildings	Vehicles & Equipment	Total
2017	$4,799	$2,521	$7,320
2018	4,373	1,814	6,187
2019	3,936	1,280	5,216
2020	3,417	736	4,153
2021	2,025	550	2,575
Thereafter	5,128	499	5,627
Total	$23,678	$7,400	$31,078

Total rental expense was $7.8 million in 2016, $6.9 million in 2015 and $5.0 million in 2014.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $86 million at December 30, 2016. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $29 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with noncancelable terms of more than one year include $4 million in 2017, $3 million in 2018, and $1 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 30, 2016. The Company has also guaranteed the debt of its subsidiaries for up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

L. Acquisitions

In January 2016, the Company paid $48 million cash to acquire two related companies that manufacture and sell portable and fixed gas analyzers for landfill, biogas and medical applications and landfill gas wellhead equipment. The acquisitions enhance and complement the Company’s position in environmental monitoring and remediation markets served by its Process segment. The purchase price was allocated based on estimated fair values, including $28 million of goodwill, $24 million of other identifiable intangible assets and $4 million of other net liabilities.

On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (“HiP”) for $161 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. HiP had sales of $38 million in 2014. Results of HiP operations have been included in the Company’s Process segment from the date of acquisition, including sales of $22 million in 2016 and $29 million in 2015.

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

Acquired identifiable intangible assets and estimated useful life were as follows (dollars in thousands):

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

On October 1, 2014, the Company acquired the stock of Alco Valves Group (“Alco”) for £72 million cash, subject to normal post-closing purchase price adjustments. Alco is a United Kingdom based manufacturer of high quality, high pressure valves used in the oil and natural gas industry and in other industrial processes. Alco’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. Alco revenues for the twelve months preceding the acquisition were approximately £19 million. Results of Alco operations have been included in the Company’s Process segment starting from the date of acquisition, including sales of $14 million in 2016, $23 million in 2015 and $6 million in 2014.

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

Acquired identifiable intangible assets and estimated useful life were as follows (dollars in thousands):

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

The Company completed other business acquisitions in 2016, 2015 and 2014 that were not material to the consolidated financial statements.

M. Divestiture

In 2012, the Company purchased the finishing businesses of Illinois Tool Works Inc. The acquisition included finishing equipment operations, technologies and brands of the Powder Finishing and Liquid Finishing businesses. Under terms of a hold separate order from the Federal Trade Commission, the Company did not have the power to direct the activities of the Liquid Finishing businesses that most significantly impacted the economic performance of those businesses. Consequently, we reflected our investment in the Liquid Finishing businesses as a cost-method investment on our balance sheet, and their results of operations were not consolidated with those of the Company.

In 2015, the Company sold the Liquid Finishing business assets for a price of $610 million cash. Held separate investment income included the pre-tax gain on sale of $150 million, net of transaction and other related expenses, including a $7 million contribution to the Company’s charitable foundation. Held separate investment income also included dividends of $42 million. Net earnings included after-tax gain and dividends totaling $141 million.

N. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net Sales	$304,912	$348,126	$327,192	$349,063
Gross Profit	161,796	185,141	176,598	184,704
Net Earnings (Loss)	39,552	50,947	54,388	(104,213)	(1)
Basic Net Earnings (Loss) per Common Share	$0.71	$0.92	$0.98	$(1.87)	(1)
Diluted Net Earnings (Loss) per Common Share	0.70	0.89	0.95	(1.83)	(1)
Cash Dividends Declared per Common Share	0.33	0.33	0.33	0.36

2015
Net Sales	$306,453	$335,489		$318,986	$325,557
Gross Profit	162,129	180,623		170,196	171,752
Net Earnings	68,841	172,637	(2)	50,691	53,544
Basic Net Earnings per Common Share	$1.17	$2.96	(2)	$0.88	$0.96
Diluted Net Earnings per Common Share	1.14	2.90	(2)	0.86	0.94
Cash Dividends Declared per Common Share	0.30	0.30		0.30	0.33

(1)	Net earnings (loss) in the fourth quarter of 2016 included $161 million of after tax loss from non-cash impairment charges in the Company’s ONG reporting unit within the Process Segment.

(2)
Net earnings in the second quarter of 2015 included $141 million of after-tax dividends and gain on the sale of the Liquid Finishing business assets held separately from the Company’s other businesses.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2016 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the heading “Reports of Independent Registered Public Accounting Firm: Internal Control Over Financial Reporting” in Part II, Item 8, of this 2016 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of Our Company” in Part I of this 2016 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be held on April 28, 2017 (the “Proxy Statement”), is incorporated herein by reference.

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

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries
(in thousands)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions from reserves (1)	Other add (deduct) (2)	Balance at end of year
Year Ended December 30, 2016
Allowance for doubtful accounts	$3,000	$1,200	$100	$(200)	$3,900
Allowance for returns and credits	7,400	27,800	26,400	—	8,800
	$10,400	$29,000	$26,500	$(200)	$12,700
Year Ended December 25, 2015
Allowance for doubtful accounts	$2,400	$1,500	$900	$—	$3,000
Allowance for returns and credits	5,700	24,600	23,000	100	7,400
	$8,100	$26,100	$23,900	$100	$10,400
Year Ended December 26, 2014
Allowance for doubtful accounts	$1,300	$800	$300	$600	$2,400
Allowance for returns and credits	5,000	22,400	21,700	—	5,700
	$6,300	$23,200	$22,000	$600	$8,100

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

Graco Inc.

/s/ PATRICK J. MCHALE	February 21, 2017
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 21, 2017
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTIAN E. ROTHE	February 21, 2017
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 21, 2017
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
R. William Van Sant	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 21, 2017
Patrick J. McHale
(For himself and as attorney-in-fact)

Exhibit Index

Exhibit Number	Description

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

3.1	Restated Articles of Incorporation as amended December 9, 2016. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 9, 2016.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 7, 2012.)

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

*10.20
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2015 Stock Incentive Plan in 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 25, 2016.)

*10.21
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2015 Stock Incentive Plan in 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 25, 2016.)

*10.22
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2015 Stock Incentive Plan in 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 24, 2016.)

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

10.27
Omnibus Amendment, dated June 26, 2014, amending and restating the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 1, 2014.) Third Amendment to Credit Agreement, dated December 15, 2016, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report 8-K filed December 20, 2016.)

10.28
Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.) Amendment and Restatement No. 1 to Note Agreement dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.) Amendment No. 2 dated as of June 26, 2014 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed July 23, 2014.) Amendment No. 3 dated as of December 15, 2016 to Note Agreement dated as of March 11, 2011.

10.29
Agreement between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 27, 2012.)

10.30
Agreement Containing Consent Orders, by and between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 6, 2012.)

10.31
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