Form 10-Q
period 2017-03-31
GRACO INC
filed 2017-04-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

55,552,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 19, 2017.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 31, 2017	March 25, 2016
Net Sales	$340,590	$304,912
Cost of products sold	155,317	143,116
Gross Profit	185,273	161,796
Product development	14,499	14,686
Selling, marketing and distribution	54,911	52,701
General and administrative	30,042	33,460
Operating Earnings	85,821	60,949
Interest expense	4,055	4,493
Other expense (income), net	191	(1,146)
Earnings Before Income Taxes	81,575	57,602
Income taxes	20,843	18,050
Net Earnings	$60,732	$39,552
Per Common Share
Basic net earnings	$1.09	$0.71
Diluted net earnings	$1.05	$0.70
Cash dividends declared	$0.36	$0.33
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 31, 2017	March 25, 2016
Net Earnings	$60,732	$39,552
Components of other comprehensive income (loss)
Cumulative translation adjustment	6,318	(2,402)
Pension and postretirement medical liability adjustment	2,000	1,473
Income taxes - pension and postretirement medical liability adjustment	(766)	(569)
Other comprehensive income (loss)	7,552	(1,498)
Comprehensive Income	$68,284	$38,054
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2017	December 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$76,568	$52,365
Accounts receivable, less allowances of $13,300 and $12,700	244,395	218,365
Inventories	214,946	201,609
Other current assets	20,739	31,023
Total current assets	556,648	503,362
Property, Plant and Equipment
Cost	499,014	489,642
Accumulated depreciation	(307,066)	(300,046)
Property, plant and equipment, net	191,948	189,596
Goodwill	269,328	259,849
Other Intangible Assets, net	182,846	178,336
Deferred Income Taxes	87,175	86,653
Other Assets	25,905	25,313
Total Assets	$1,313,850	$1,243,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$9,380	$8,913
Current portion of long-term debt	75,000	—
Trade accounts payable	43,908	39,988
Salaries and incentives	26,755	37,109
Dividends payable	20,160	20,088
Other current liabilities	78,504	71,887
Total current liabilities	253,707	177,985
Long-term Debt	302,655	305,685
Retirement Benefits and Deferred Compensation	161,562	159,250
Deferred Income Taxes	20,218	17,672
Other Non-current Liabilities	8,697	8,697
Shareholders’ Equity
Common stock	55,538	55,834
Additional paid-in-capital	481,179	453,394
Retained earnings	164,970	206,820
Accumulated other comprehensive income (loss)	(134,676)	(142,228)
Total shareholders’ equity	567,011	573,820
Total Liabilities and Shareholders’ Equity	$1,313,850	$1,243,109
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 31, 2017	March 25, 2016
Cash Flows From Operating Activities
Net Earnings	$60,732	$39,552
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	11,094	12,010
Deferred income taxes	(864)	(2,688)
Share-based compensation	5,477	6,093
Change in
Accounts receivable	(23,207)	3,100
Inventories	(12,209)	(8,127)
Trade accounts payable	2,806	119
Salaries and incentives	(12,124)	(17,191)
Retirement benefits and deferred compensation	3,715	669
Other accrued liabilities	16,149	(3,233)
Other	(1,345)	(1,426)
Net cash provided by operating activities	50,224	28,878
Cash Flows From Investing Activities
Property, plant and equipment additions	(8,200)	(13,121)
Acquisition of businesses, net of cash acquired	(9,968)	(48,881)
Change in restricted assets	638	876
Other	(62)	320
Net cash provided by (used in) investing activities	(17,592)	(60,806)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	261	(1,461)
Borrowings on long-term line of credit	191,120	298,709
Payments on long-term line of credit	(119,150)	(233,734)
Common stock issued	30,127	20,111
Common stock repurchased	(90,160)	(48,050)
Cash dividends paid	(20,118)	(18,332)
Net cash provided by (used in) financing activities	(7,920)	17,243
Effect of exchange rate changes on cash	(509)	(1,120)
Net increase (decrease) in cash and cash equivalents	24,203	(15,805)
Cash and Cash Equivalents
Beginning of year	52,365	52,295
End of period	$76,568	$36,490
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 31, 2017 and the related statements of earnings and comprehensive income for the three months ended March 31, 2017 and March 25, 2016, and cash flows for the three months ended March 31, 2017 and March 25, 2016 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2017, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net earnings available to common shareholders	$60,732	$39,552
Weighted average shares outstanding for basic earnings per share	55,768	55,394
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,944	1,315
Weighted average shares outstanding for diluted earnings per share	57,712	56,709
Basic earnings per share	$1.09	$0.71
Diluted earnings per share	$1.05	$0.70

Stock options to purchase 885,000 and 1,909,000 shares were not included in the March 31, 2017 and March 25, 2016 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2016	5,535	$55.26	3,672	$45.40
Granted	539	91.02
Exercised	(387)	48.38
Canceled	(11)	77.19
Outstanding, March 31, 2017	5,676	$59.09	3,769	$48.24

The Company recognized year-to-date share-based compensation of $5.5 million in 2017 and $6.1 million in 2016. As of March 31, 2017, there was $21.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 31, 2017	March 25, 2016
Expected life in years	7.0	7.0
Interest rate	2.3%	1.4%
Volatility	26.7%	30.3%
Dividend yield	1.6%	1.9%
Weighted average fair value per share	$23.93	$18.89

Under the Company’s Employee Stock Purchase Plan, the Company issued 167,000 shares in 2017 and 170,000 shares in 2016. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	March 31, 2017	March 25, 2016
Expected life in years	1.0	1.0
Interest rate	0.9%	0.7%
Volatility	22.3%	24.6%
Dividend yield	1.5%	1.7%
Weighted average fair value per share	$21.97	$19.14

4.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 25, 2016
Pension Benefits
Service cost	$2,061	$1,997
Interest cost	3,930	4,017
Expected return on assets	(4,352)	(4,637)
Amortization and other	2,325	2,300
Net periodic benefit cost	$3,964	$3,677
Postretirement Medical
Service cost	$175	$150
Interest cost	275	262
Amortization	50	(138)
Net periodic benefit cost	$500	$274

5.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)
Other comprehensive income before reclassifications	—	(2,402)	(2,402)
Amounts reclassified from accumulated other comprehensive income	904	—	904
Balance, March 25, 2016	$(69,018)	$(36,977)	$(105,995)

Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income before reclassifications	—	6,318	6,318
Amounts reclassified from accumulated other comprehensive income	1,234	—	1,234
Balance, March 31, 2017	$(75,192)	$(59,484)	$(134,676)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 25, 2016
Cost of products sold	$708	$528
Product development	298	204
Selling, marketing and distribution	646	486
General and administrative	348	255
Total before tax	$2,000	$1,473
Income tax (benefit)	(766)	(569)
Total after tax	$1,234	$904

On February 21, 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $90 million, the financial institution delivered 850,000 shares of Company common stock with a fair value of $78 million. The total number of shares ultimately delivered under the ASR will be determined at the end of the purchase period (up to five months, but not less than two months) based on the volume weighted-average price (“VWAP”) of the Company’s common stock during that period. If there were no change in the market price of the Company’s stock during the purchase period, the Company would receive approximately 135,000 additional shares at the end of the purchase period.

The Company accounted for the up-front payment as a reduction of shareholders’ equity in the period made. Shares received under the ASR were retired and reflected as a reduction of outstanding shares on the date delivered for purposes of calculating earnings per share. The forward contract aspect of the ASR met all of the applicable criteria for equity classification, and therefore, was accounted for as a derivative indexed to the Company's equity.

6.	Segment Information

The Company has three reportable segments, Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net Sales
Industrial	$156,390	$147,088
Process	70,029	64,285
Contractor	114,171	93,539
Total	$340,590	$304,912
Operating Earnings
Industrial	$53,735	$45,794
Process	13,463	7,277
Contractor	26,019	16,743
Unallocated corporate (expense)	(7,396)	(8,865)
Total	$85,821	$60,949

Assets by segment were as follows (in thousands):

	March 31, 2017	December 30, 2016
Industrial	$556,290	$546,366
Process	324,378	318,444
Contractor	244,759	208,016
Unallocated corporate	188,423	170,283
Total	$1,313,850	$1,243,109

Geographic information follows (in thousands):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net Sales (based on customer location)
United States	$174,854	$153,001
Other countries	165,736	151,911
Total	$340,590	$304,912

	March 31, 2017	December 30, 2016
Long-lived Assets
United States	$153,982	$151,911
Other countries	37,966	37,685
Total	$191,948	$189,596

7.Inventories

Major components of inventories were as follows (in thousands):

	March 31, 2017	December 30, 2016
Finished products and components	$113,716	$113,643
Products and components in various stages of completion	56,575	50,557
Raw materials and purchased components	92,005	84,631
Subtotal	262,296	248,831
Reduction to LIFO cost	(47,350)	(47,222)
Total	$214,946	$201,609

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 31, 2017
Cost	$174,884	$17,921	$895	$57,853	$251,553
Accumulated amortization	(44,700)	(6,538)	(388)	—	(51,626)
Foreign currency translation	(11,860)	(899)	(54)	(4,268)	(17,081)
Book value	$118,324	$10,484	$453	$53,585	$182,846
Weighted average life (years)	13	10	4	N/A

As of December 30, 2016
Cost	$170,284	$17,321	$895	$57,853	$246,353
Accumulated amortization	(41,599)	(6,088)	(337)	—	(48,024)
Foreign currency translation	(13,630)	(1,055)	(59)	(5,249)	(19,993)
Book value	$115,055	$10,178	$499	$52,604	$178,336
Weighted average life (years)	13	10	4	N/A

Amortization of intangibles for the quarter was $3.6 million in 2017 and $4.8 million in 2016. Estimated future amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Estimated Amortization Expense	$14,558	$14,303	$13,974	$13,798	$13,635	$62,595

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 30, 2016	$150,556	$96,561	$12,732	$259,849
Additions from business acquisitions	7,152	—	—	7,152
Foreign currency translation	2,066	261	—	2,327
Balance, March 31, 2017	$159,774	$96,822	$12,732	$269,328

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	March 31, 2017	December 30, 2016
Accrued self-insurance retentions	$7,146	$7,105
Accrued warranty and service liabilities	9,303	8,934
Accrued trade promotions	4,774	6,007
Payable for employee stock purchases	1,499	9,328
Customer advances and deferred revenue	15,894	9,400
Income taxes payable	16,491	8,608
Other	23,397	22,505
Total	$78,504	$71,887

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary. Cash balances of $8.6 million as of March 31, 2017 and $9.2 million as of December 30, 2016 were restricted to funding of the captive's loss reserves and are included within other current assets on the Company's Consolidated Balance Sheets.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 30, 2016	$8,934
Charged to expense	1,855
Margin on parts sales reversed	708
Reductions for claims settled	(2,194)
Balance, March 31, 2017	$9,303

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 31, 2017	December 30, 2016
Assets
Cash surrender value of life insurance	2	$14,467	$13,785
Forward exchange contracts	2	—	571
Total assets at fair value		$14,467	$14,356
Liabilities
Contingent consideration	3	$4,081	$4,081
Deferred compensation	2	3,414	3,265
Forward exchange contracts	2	546	—
Total liabilities at fair value		$8,041	$7,346

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million and an estimated fair value of $325 million as of March 31, 2017 and $325 million as of December 30, 2016. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Recent Accounting Pronouncements

A new accounting standard that changed certain aspects of accounting for share-based payments became effective for the Company in the first quarter of 2017. Excess tax benefits on exercised stock options that were previously credited to equity now reduce the current income tax provision. The change in accounting for excess tax benefits decreased the current income tax provision and increased net earnings for the first quarter by $3.7 million, reduced the effective income tax rate by 4 percentage points, increased the number of diluted average shares outstanding by 0.4 million and increased diluted earnings per share by $0.05. Under the new standard, excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statements of Cash Flows. We elected to apply the cash flow presentation requirements retrospectively to all periods presented, which resulted in an increase in previously reported net cash provided by operating activities and a decrease in net cash provided by financing activities of $3.3 million for the quarter ended March 25, 2016. Also under the new standard, the Company elected to account for share-based grant forfeitures as they occur. The impact of the change in accounting for forfeitures was not significant, and was reflected in share-based compensation cost in the first quarter.

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the Company in its fiscal year 2018 and permits the use of either a retrospective or a modified retrospective transition method.

We have established an implementation team and engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires to assist with the identification of our revenue streams, (2) performing sample contract analyses for each revenue stream identified, and (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard. Based on the preliminary results of the evaluation, which is still in process, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements. However, given our acquisition strategy, there may be additional revenue streams acquired prior to the adoption date. We currently believe the most significant potential changes relate to variable consideration and whether certain contracts' revenues will be recognized over time or at a point in time, although our technical analysis of these potential impacts is still on-going. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities.

We are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements, and we continue to evaluate transition methods.

In March 2017, the FASB issued a final standard that changes the presentation of net periodic benefit cost related to defined benefit plans. The Company will adopt the standard when it becomes effective in fiscal 2018 and it will be applied retrospectively to all periods presented. Under the new standard, net periodic benefit costs are required to be disaggregated between service costs presented as operating expenses and other components of pension costs presented as non-operating expenses. The Company currently charges service costs to segment operations and includes other components of pension cost in unallocated corporate operating expenses. Under the new standard, unallocated corporate operating expenses will decrease, operating earnings will increase and other expense will increase by the amount of other (non-service) components of pension cost. There will be no impact on reported segment earnings, net earnings or earnings per share.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	March 31, 2017	March 25, 2016	% Change
Net Sales	$340.6	$304.9	12%
Operating Earnings	85.8	60.9	41%
Net Earnings	60.7	39.6	54%
Diluted Net Earnings per Common Share	$1.05	$0.70	50%
Strong sales increases in all segments and regions along with improved gross margin rate and operating expense leverage drove increases in operating and net earnings. The increase in diluted earnings per share includes $0.05 from a required change in accounting for stock compensation, and $0.01 from reduced intangible amortization expense resulting from the non-cash impairment charge recorded in the fourth quarter of 2016.

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 31, 2017	March 25, 2016
Net Sales	100.0%	100.0%
Cost of products sold	45.6	46.9
Gross profit	54.4	53.1
Product development	4.3	4.8
Selling, marketing and distribution	16.1	17.3
General and administrative	8.8	11.0
Operating earnings	25.2	20.0
Interest expense	1.2	1.5
Other expense (income), net	0.1	(0.4)
Earnings before income taxes	23.9	18.9
Income taxes	6.1	5.9
Net Earnings	17.8%	13.0%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016
Americas(1)	$200.0	$173.4
EMEA(2)	79.1	75.7
Asia Pacific	61.5	55.8
Consolidated	$340.6	$304.9

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months Ended
	Volume and Price	Acquisitions	Currency	Total
Americas	15%	0%	0%	15%
EMEA	9%	0%	(5)%	4%
Asia Pacific	11%	1%	(2)%	10%
Consolidated	13%	0%	(1)%	12%

Gross Profit

Gross profit margin rate increased by more than 1 percentage point compared to the first quarter of last year. Favorable effects from realized pricing and higher production volume were partially offset by unfavorable impacts of product mix.

Operating Expenses

Total operating expenses were slightly lower than the first quarter last year. Reductions from the impact of currency translation, decreased amortization expense and lower unallocated corporate expenses (mostly stock compensation and central warehouse) more than offset volume and rate related increases.

Income Taxes

The effective income tax rate for the quarter was 26 percent, down from 31 percent last year. Adoption of a new accounting standard, requiring excess tax benefits related to stock option exercises to be credited to the income tax provision (formerly credited to equity), reduced the effective tax rate by 4 percentage points. The tax rate benefit from foreign earnings taxed at lower rates than the U.S. rate was also higher compared to the first quarter last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales
Americas	$69.0	$65.1
EMEA	44.1	44.2
Asia Pacific	43.3	37.8
Total	$156.4	$147.1
Operating earnings as a percentage of net sales	34%	31%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months Ended
	Volume and Price	Acquisitions	Currency	Total
Americas	6%	0%	0%	6%
EMEA	3%	1%	(4)%	0%
Asia Pacific	16%	1%	(3)%	14%
Segment Total	7%	1%	(2)%	6%

Improved conditions in Asia Pacific, strong project activity and timing of promotions in the Americas contributed to the increase in Industrial segment sales. Operating margin rates for the Industrial segment increased 3 percentage points compared to last year due to higher sales volume, improved gross margin rate and favorable expense leverage.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales
Americas	$44.6	$40.0
EMEA	14.9	13.9
Asia Pacific	10.5	10.4
Total	$70.0	$64.3
Operating earnings as a percentage of net sales	19%	11%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months Ended
	Volume and Price	Acquisitions	Currency	Total
Americas	11%	0%	1%	12%
EMEA	15%	0%	(8)%	7%
Asia Pacific	3%	0%	(2)%	1%
Segment Total	11%	0%	(2)%	9%

The Process segment had solid sales growth across most product applications. Operating margin rates for this segment increased 8 percentage points compared to last year due to higher sales volume, favorable expense leverage and a decrease in intangible amortization related to the non-cash impairment recorded in the fourth quarter of 2016.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	Three Months Ended
	March 31, 2017	March 25, 2016
Net sales
Americas	$86.4	$68.3
EMEA	20.1	17.6
Asia Pacific	7.7	7.6
Total	$114.2	$93.5
Operating earnings as a percentage of net sales	23%	18%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months Ended
	Volume and Price	Acquisitions	Currency	Total
Americas	26%	0%	0%	26%
EMEA	18%	0%	(4)%	14%
Asia Pacific	1%	0%	0%	1%
Segment Total	23%	0%	(1)%	22%

New product launches and strong customer out-the-door sales drove double-digit percentage growth in both Paint and Home Center channels in North America. Operating margin rates for the Contractor segment increased 5 percentage points compared to last year due to higher sales volume, improved gross margin rate and favorable expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities of $50 million increased $21 million compared to the first quarter last year, corresponding to the increase in net earnings. Increases in accounts receivable, inventories and other accrued liabilities reflect growth in business activity in the first quarter of 2017. The Company used cash of $10 million in 2017 and $49 million in 2016 to acquire businesses that were not material to the consolidated financial statements. Other significant uses of cash in 2016 included share repurchases of $90 million (partially offset by $30 million of proceeds from shares issued), cash dividends of $20 million and property, plant and equipment additions of $8 million.

At March 31, 2017, cash balances of $9 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

At March 31, 2017, the Company had various lines of credit totaling $545 million, of which $459 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2017.

Outlook

Demand in the first quarter was broad-based across products and geographies and exceeded our expectations. We are raising our full-year 2017 outlook to mid single-digit organic sales growth on a constant currency basis worldwide, from a prior outlook of low single-digit growth. We expect to achieve mid single-digit growth in each geographic region in 2017.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2016 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; economic conditions in the United States and other major world economies; changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption and trade laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business as well as indemnification claims under our asset purchase agreement with Carlisle Companies Incorporated, Carlisle Fluid Technologies, Inc., and Finishing Brands Holdings Inc.; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction, automotive, mining and oil and natural gas industries; our ability to attract, develop and retain qualified personnel; and catastrophic events. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2016 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2016 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2016 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Dec 31, 2016 - Jan 27, 2017	—	$—	—	3,817,367
Jan 28, 2017 - Feb 24, 2017 (1)	1,774	$90.64	—	3,817,367
Feb 2017 ASR (2)	850,000	(2)	850,000	2,967,367
Feb 25, 2017 - Mar 31, 2017	—	$—	—	2,967,367

(1) Includes 1,457 shares forfeited to the Company in satisfaction of tax withholding obligations by employees who vested in restricted stock under employee stock compensation plans.

(2) On February 21, 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $90 million, the financial institution delivered 850,000 shares of Company common stock with a fair value of $78 million. The total number of shares ultimately delivered under the ASR will be determined at the end of the purchase period (up to five months, but not less than two months) based on the volume weighted-average price (“VWAP”) of the Company’s common stock during that period. If there were no change in the market price of the Company’s stock during the purchase period, the Company would receive approximately 135,000 additional shares at the end of the purchase period.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 9, 2016. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 9, 2016.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 26, 2017.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 26, 2017	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2017	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 26, 2017	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)