Form 10-Q
period 2017-06-30
GRACO INC
filed 2017-07-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

55,996,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 19, 2017.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales	$379,483	$348,126	$720,073	$653,038
Cost of products sold	175,542	162,985	330,859	306,101
Gross Profit	203,941	185,141	389,214	346,937
Product development	14,901	15,607	29,400	30,293
Selling, marketing and distribution	56,060	56,136	110,971	108,837
General and administrative	34,211	35,056	64,253	68,516
Operating Earnings	98,769	78,342	184,590	139,291
Interest expense	4,154	4,543	8,209	9,036
Other expense (income), net	(989)	392	(798)	(754)
Earnings Before Income Taxes	95,604	73,407	177,179	131,009
Income taxes	15,776	22,460	36,619	40,510
Net Earnings	$79,828	$50,947	$140,560	$90,499
Per Common Share
Basic net earnings	$1.43	$0.92	$2.52	$1.63
Diluted net earnings	$1.38	$0.89	$2.43	$1.59
Cash dividends declared	$0.36	$0.33	$0.72	$0.66
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Earnings	$79,828	$50,947	$140,560	$90,499
Components of other comprehensive income (loss)
Cumulative translation adjustment	11,029	(7,635)	17,347	(10,037)
Pension and postretirement medical liability adjustment	1,784	1,777	3,784	3,250
Income taxes - pension and postretirement medical liability adjustment	(717)	(635)	(1,483)	(1,204)
Other comprehensive income (loss)	12,096	(6,493)	19,648	(7,991)
Comprehensive Income	$91,924	$44,454	$160,208	$82,508
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2017	December 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$75,446	$52,365
Accounts receivable, less allowances of $13,800 and $12,700	259,900	218,365
Inventories	221,441	201,609
Other current assets	22,918	31,023
Total current assets	579,705	503,362
Property, Plant and Equipment
Cost	506,687	489,642
Accumulated depreciation	(313,077)	(300,046)
Property, Plant and Equipment, net	193,610	189,596
Goodwill	273,098	259,849
Other Intangible Assets, net	183,883	178,336
Deferred Income Taxes	85,537	86,653
Other Assets	25,944	25,313
Total Assets	$1,341,777	$1,243,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$11,066	$8,913
Current portion of long term debt	75,000	—
Trade accounts payable	44,447	39,988
Salaries and incentives	38,813	37,109
Dividends payable	20,140	20,088
Other current liabilities	74,623	71,887
Total current liabilities	264,089	177,985
Long-term Debt	236,015	305,685
Retirement Benefits and Deferred Compensation	163,552	159,250
Deferred Income Taxes	17,962	17,672
Other Non-current Liabilities	8,597	8,697
Shareholders’ Equity
Common stock	55,991	55,834
Additional paid-in-capital	493,329	453,394
Retained earnings	224,822	206,820
Accumulated other comprehensive income (loss)	(122,580)	(142,228)
Total shareholders’ equity	651,562	573,820
Total Liabilities and Shareholders’ Equity	$1,341,777	$1,243,109
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 30, 2017	June 24, 2016
Cash Flows From Operating Activities
Net Earnings	$140,560	$90,499
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	22,362	24,500
Deferred income taxes	(2,653)	(7,397)
Share-based compensation	13,451	12,736
Change in
Accounts receivable	(35,455)	(14,826)
Inventories	(17,103)	(1,744)
Trade accounts payable	3,175	(34)
Salaries and incentives	(1,808)	(12,336)
Retirement benefits and deferred compensation	6,566	4,217
Other accrued liabilities	10,453	(38)
Other	(3,857)	(2,070)
Net cash provided by operating activities	135,691	93,507
Cash Flows From Investing Activities
Property, plant and equipment additions	(16,621)	(25,961)
Acquisition of businesses, net of cash acquired	(9,905)	(49,110)
Change in restricted assets	900	934
Other	102	(146)
Net cash provided by (used in) investing activities	(25,524)	(74,283)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	1,568	(2,616)
Borrowings on long-term line of credit	293,880	416,079
Payments on long-term line of credit	(288,550)	(379,279)
Common stock issued	46,693	27,643
Common stock repurchased	(90,160)	(48,050)
Taxes paid related to net share settlement of equity awards	(10,735)	(3,165)
Cash dividends paid	(40,115)	(36,685)
Net cash provided by (used in) financing activities	(87,419)	(26,073)
Effect of exchange rate changes on cash	333	(1,582)
Net increase (decrease) in cash and cash equivalents	23,081	(8,431)
Cash and Cash Equivalents
Beginning of year	52,365	52,295
End of period	$75,446	$43,864
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and the related statements of earnings and comprehensive income for the three and six months ended June 30, 2017 and June 24, 2016, and cash flows for the six months ended June 30, 2017 and June 24, 2016 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2017, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net earnings available to common shareholders	$79,828	$50,947	$140,560	$90,499
Weighted average shares outstanding for basic earnings per share	55,801	55,634	55,785	55,514
Dilutive effect of stock options computed using the treasury stock method and the average market price	2,126	1,406	2,035	1,361
Weighted average shares outstanding for diluted earnings per share	57,927	57,040	57,820	56,875
Basic earnings per share	$1.43	$0.92	$2.52	$1.63
Diluted earnings per share	$1.38	$0.89	$2.43	$1.59

Stock options to purchase 267,000 and 509,000 shares were not included in the June 30, 2017 and June 24, 2016 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2016	5,535	$55.26	3,672	$45.40
Granted	575	92.13
Exercised	(985)	40.68
Canceled	(29)	80.24
Outstanding, June 30, 2017	5,096	$62.10	3,217	$50.91

The Company recognized year-to-date share-based compensation of $13.5 million in 2017 and $12.7 million in 2016. As of June 30, 2017, there was $16.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 30, 2017	June 24, 2016
Expected life in years	7.0	7.0
Interest rate	2.2%	1.4%
Volatility	26.7%	30.1%
Dividend yield	1.6%	1.8%
Weighted average fair value per share	$24.23	$19.00

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

	Six Months Ended
	June 30, 2017	June 24, 2016
Expected life in years	1.0	1.0
Interest rate	0.9%	0.7%
Volatility	22.3%	24.6%
Dividend yield	1.5%	1.7%
Weighted average fair value per share	$21.97	$19.14

4.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Pension Benefits
Service cost	$1,754	$1,915	$3,815	$3,912
Interest cost	3,673	3,846	7,603	7,863
Expected return on assets	(4,112)	(4,368)	(8,464)	(9,005)
Amortization and other	2,199	2,619	4,524	4,919
Net periodic benefit cost	$3,514	$4,012	$7,478	$7,689
Postretirement Medical
Service cost	$126	$121	$301	$271
Interest cost	271	280	546	542
Amortization	(55)	(102)	(5)	(240)
Net periodic benefit cost	$342	$299	$842	$573

5.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, March 25, 2016	$(69,018)	$(36,977)	$(105,995)
Other comprehensive income (loss) before reclassifications	—	(7,635)	(7,635)
Amounts reclassified from accumulated other comprehensive income	1,142	—	1,142
Balance, June 24, 2016	$(67,876)	$(44,612)	$(112,488)

Balance, March 31, 2017	$(75,192)	$(59,484)	$(134,676)
Other comprehensive income (loss) before reclassifications	—	11,029	11,029
Amounts reclassified from accumulated other comprehensive income	1,067	—	1,067
Balance, June 30, 2017	$(74,125)	$(48,455)	$(122,580)

Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)
Other comprehensive income (loss) before reclassifications	—	(10,037)	(10,037)
Amounts reclassified from accumulated other comprehensive income	2,046	—	2,046
Balance, June 24, 2016	$(67,876)	$(44,612)	$(112,488)

Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income (loss) before reclassifications	—	17,347	17,347
Amounts reclassified from accumulated other comprehensive income	2,301	—	2,301
Balance, June 30, 2017	$(74,125)	$(48,455)	$(122,580)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Cost of products sold	$620	$637	$1,328	$1,165
Product development	258	261	556	465
Selling, marketing and distribution	516	569	1,162	1,055
General and administrative	390	310	738	565
Total before tax	$1,784	$1,777	$3,784	$3,250
Income tax (benefit)	(717)	(635)	(1,483)	(1,204)
Total after tax	$1,067	$1,142	$2,301	$2,046

On February 21, 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $90 million, the financial institution delivered 850,000 shares of Company common stock with a fair value of $78 million. The total number of shares ultimately delivered under the ASR is determined at the end of the purchase period (up to five months, but not less than two months) based on the volume weighted-average price (“VWAP”) of the Company’s common stock during that period. Subsequent to the end of the second quarter, the purchase period ended and the Company received an additional 31,499 shares to complete the ASR at an average realized price of $102.10 per share.

The Company accounted for the up-front payment as a reduction of shareholders’ equity in the period made. Shares received under the ASR were retired and reflected as a reduction of outstanding shares on the date delivered for purposes of calculating earnings per share. The forward contract aspect of the ASR met all of the applicable criteria for equity classification, and therefore was accounted for as a derivative indexed to the Company's equity.

6.	Segment Information

The Company has three reportable segments, Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales
Industrial	$174,868	$156,997	$331,258	$304,085
Process	73,399	64,706	143,428	128,991
Contractor	131,216	126,423	245,387	219,962
Total	$379,483	$348,126	$720,073	$653,038
Operating Earnings
Industrial	$61,596	$51,052	$115,331	$96,846
Process	13,418	7,634	26,881	14,911
Contractor	33,759	29,364	59,778	46,107
Unallocated corporate (expense)	(10,004)	(9,708)	(17,400)	(18,573)
Total	$98,769	$78,342	$184,590	$139,291

Assets by segment were as follows (in thousands):

	June 30, 2017	December 30, 2016
Industrial	$575,789	$546,366
Process	329,340	318,444
Contractor	260,920	208,016
Unallocated corporate	175,728	170,283
Total	$1,341,777	$1,243,109

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales (based on customer location)
United States	$194,619	$186,284	$369,473	$339,285
Other countries	184,864	161,842	350,600	313,753
Total	$379,483	$348,126	$720,073	$653,038

	June 30, 2017	December 30, 2016
Long-lived Assets
United States	$155,271	$151,911
Other countries	38,339	37,685
Total	$193,610	$189,596

7.Inventories

Major components of inventories were as follows (in thousands):

	June 30, 2017	December 30, 2016
Finished products and components	$109,798	$113,643
Products and components in various stages of completion	59,049	50,557
Raw materials and purchased components	100,357	84,631
Subtotal	269,204	248,831
Reduction to LIFO cost	(47,763)	(47,222)
Total	$221,441	$201,609

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 30, 2017
Cost	$174,884	$17,921	$895	$57,853	$251,553
Accumulated amortization	(47,840)	(6,994)	(440)	—	(55,274)
Foreign currency translation	(8,926)	(660)	(61)	(2,749)	(12,396)
Book value	$118,118	$10,267	$394	$55,104	$183,883
Weighted average life	13	10	4	N/A

As of December 30, 2016
Cost	$170,284	$17,321	$895	$57,853	$246,353
Accumulated amortization	(41,599)	(6,088)	(337)	—	(48,024)
Foreign currency translation	(13,630)	(1,055)	(59)	(5,249)	(19,993)
Book value	$115,055	$10,178	$499	$52,604	$178,336
Weighted average life	13	10	4	N/A

Amortization of intangibles for the quarter was $3.7 million in 2017 and $4.9 million in 2016 and for the year to date was $7.3 million in 2017 and $9.6 million in 2016. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Estimated Amortization Expense	$14,649	$14,511	$14,182	$14,127	$14,083	$64,477

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 30, 2016	$150,556	$96,561	$12,732	$259,849
Additions (adjustments) from business acquisitions	7,152	(63)	—	7,089
Foreign currency translation	5,263	897	—	6,160
Balance, June 30, 2017	$162,971	$97,395	$12,732	$273,098

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	June 30, 2017	December 30, 2016
Accrued self-insurance retentions	$7,182	$7,105
Accrued warranty and service liabilities	9,650	8,934
Accrued trade promotions	6,821	6,007
Payable for employee stock purchases	4,394	9,328
Customer advances and deferred revenue	17,788	9,400
Income taxes payable	3,562	8,608
Other	25,226	22,505
Total	$74,623	$71,887

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary. Cash balances of $8.3 million as of June 30, 2017 and $9.2 million as of December 30, 2016 were restricted to funding of the captive's loss reserves and are included within other current assets on the Company's Consolidated Balance Sheets.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 30, 2016	$8,934
Charged to expense	3,733
Margin on parts sales reversed	1,298
Reductions for claims settled	(4,315)
Balance, June 30, 2017	$9,650

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 30, 2017	December 30, 2016
Assets
Cash surrender value of life insurance	2	$14,883	$13,785
Forward exchange contracts	2	—	571
Total assets at fair value		$14,883	$14,356
Liabilities
Contingent consideration	3	$4,081	$4,081
Deferred compensation	2	3,527	3,265
Forward exchange contracts	2	272	—
Total liabilities at fair value		$7,880	$7,346

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million (including $75 million classified as current) and an estimated fair value of $325 million as of June 30, 2017 and $325 million as of December 30, 2016. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Recent Accounting Pronouncements

A new accounting standard that changed certain aspects of accounting for share-based payments became effective for the Company in the first quarter of 2017. Excess tax benefits on exercised stock options that were previously credited to equity now reduce the current income tax provision. For the quarter, the change in accounting for excess tax benefits decreased the current income tax provision and increased net earnings by $13.6 million, reduced the effective income tax rate by 14 percentage points, increased the number of diluted average shares outstanding by 0.5 million and increased diluted earnings per share by $0.23. For the year to date, the change in accounting for excess tax benefits decreased the current income tax provision and increased net earnings by $17.2 million, reduced the effective income tax rate by 10 percentage points, increased the number of diluted average shares outstanding by 0.5 million and increased diluted earnings per share by $0.28. Under the new standard, excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statements of Cash Flows. We elected to apply the cash flow presentation requirements retrospectively to all periods presented, which resulted in a year-to-date increase in previously reported net cash provided by operating activities and a decrease in net cash provided by financing activities of $5.5 million for the six months ended June 24, 2016. Also under the new standard, the Company elected to account for share-based grant forfeitures as they occur. The impact of the change in accounting for forfeitures was not significant, and was reflected in share-based compensation cost in the first quarter.

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard will become effective for the Company beginning with the first quarter of 2018, and the Company plans to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods.

We have established an implementation team and engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires to assist with the identification of our revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition. Based on the preliminary results of the evaluation, which is still in process, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements. However, given our acquisition strategy, there may be additional revenue streams acquired prior to the adoption date. We currently believe the most significant potential changes relate to variable consideration and whether certain contracts' revenues will be recognized over time or at a point in time, although our technical analysis of these potential impacts is still on-going. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities.

We are in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2017	June 24, 2016	% Change	June 30, 2017	June 24, 2016	% Change
Net Sales	$379.5	$348.1	9%	$720.1	$653.0	10%
Operating Earnings	98.8	78.3	26%	184.6	139.3	33%
Net Earnings	79.8	50.9	57%	140.6	90.5	55%
Diluted Net Earnings per Common Share	$1.38	$0.89	55%	$2.43	$1.59	53%
Solid sales growth combined with improved gross margins and lower operating expenses levered operating earnings to increases of 26 percent and 33 percent for the quarter and year to date, respectively. Diluted earnings per share include $0.23 for the quarter and $0.28 for the year to date from a required change in accounting for stock compensation. Increases in diluted earnings per share include $0.01 for the quarter and $0.02 for the year to date from reduced amortization expense resulting from the impairment charge recorded in the fourth quarter of 2016.

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.3	46.8	45.9	46.9
Gross Profit	53.7	53.2	54.1	53.1
Product development	3.9	4.5	4.1	4.6
Selling, marketing and distribution	14.8	16.1	15.4	16.7
General and administrative	9.0	10.1	9.0	10.5
Operating Earnings	26.0	22.5	25.6	21.3
Interest expense	1.1	1.3	1.1	1.3
Other expense (income), net	(0.3)	0.1	(0.1)	(0.1)
Earnings Before Income Taxes	25.2	21.1	24.6	20.1
Income taxes	4.2	6.5	5.1	6.2
Net Earnings	21.0%	14.6%	19.5%	13.9%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Americas(1)	$221.4	$207.5	$421.4	$380.9
EMEA(2)	87.0	80.1	166.1	155.8
Asia Pacific	71.1	60.5	132.6	116.3
Consolidated	$379.5	$348.1	$720.1	$653.0

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months Ended				Six Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	7%	0%	0%	7%	11%	0%	0%	11%
EMEA	12%	0%	(3)%	9%	11%	0%	(4)%	7%
Asia Pacific	20%	0%	(2)%	18%	16%	0%	(2)%	14%
Consolidated	10%	0%	(1)%	9%	12%	0%	(2)%	10%

Gross Profit

Gross profit margin rate increased by one-half percentage point for the quarter and one percentage point for the year to date. Favorable effects from higher production volume and realized pricing were partially offset by unfavorable impacts of currency translation and product mix.

Operating Expenses

Total operating expenses for the quarter and year to date were slightly lower than last year. Year-to-date reductions from the impact of currency translation, decreased amortization expense and lower unallocated corporate expenses (mostly central warehouse) more than offset volume and rate-related increases.

Income Taxes

The effective income tax rate for the quarter was 17 percent, down from 31 percent last year. The effective income tax rate for the year to date was 21 percent, down from 31 percent last year. Adoption of a new accounting standard, requiring excess tax benefits related to stock option exercises to be credited to the income tax provision (formerly credited to equity), reduced the tax provision by $13.6 million for the quarter and $17.2 million for the year to date, decreasing the effective tax rate for the quarter and year to date by 14 and 10 percentage points, respectively.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales
Americas	$75.9	$69.4	$144.9	$134.5
EMEA	49.9	45.6	94.0	89.8
Asia Pacific	49.1	42.0	92.4	79.8
Total	$174.9	$157.0	$331.3	$304.1
Operating earnings as a percentage of net sales	35%	33%	35%	32%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months Ended				Six Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	9%	0%	0%	9%	7%	1%	0%	8%
EMEA	12%	0%	(3)%	9%	8%	0%	(3)%	5%
Asia Pacific	19%	1%	(3)%	17%	18%	1%	(3)%	16%
Segment Total	13%	0%	(2)%	11%	10%	1%	(2)%	9%

Sales increased in all Industrial segment product applications. Year-to-date operating margin rate for the Industrial segment increased 3 percentage points compared to last year. Favorable effects of higher sales volume, improved gross margin rate and expense leverage were partially offset by the unfavorable effect of currency translation.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales
Americas	$46.6	$41.3	$91.2	$81.3
EMEA	13.9	13.5	28.8	27.4
Asia Pacific	12.9	9.9	23.4	20.3
Total	$73.4	$64.7	$143.4	$129.0
Operating earnings as a percentage of net sales	18%	12%	19%	12%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months Ended				Six Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	13%	0%	0%	13%	12%	0%	0%	12%
EMEA	9%	0%	(6)%	3%	12%	0%	(7)%	5%
Asia Pacific	33%	0%	(3)%	30%	17%	0%	(2)%	15%
Segment Total	15%	0%	(2)%	13%	13%	0%	(2)%	11%

The Process segment had solid sales growth across most product applications, partially offset by the effects of continued weakness in Oil and Natural Gas. Operating margin rates for this segment increased 7 percentage points compared to last year due to higher sales volume, favorable expense leverage and a decrease in intangible amortization related to the impairment recorded in the fourth quarter of 2016.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net Sales
Americas	$98.9	$96.8	$185.3	$165.1
EMEA	23.2	21.1	43.3	38.7
Asia Pacific	9.1	8.6	16.8	16.2
Total	$131.2	$126.5	$245.4	$220.0
Operating earnings as a percentage of net sales	26%	23%	24%	21%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months Ended				Six Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	2%	0%	0%	2%	12%	0%	0%	12%
EMEA	14%	0%	(4)%	10%	16%	0%	(4)%	12%
Asia Pacific	7%	0%	(1)%	6%	4%	0%	0%	4%
Segment Total	5%	0%	(1)%	4%	12%	0%	0%	12%

Contractor segment sales increased 4 percent compared to second quarter last year, which included new product launches that created a tough comparable for this year. Operating margin rates for the Contractor segment increased 3 percentage points compared to last year due to higher sales volume, improved gross margin rate and favorable expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities of $136 million increased $42 million compared to the first half of last year, mostly driven by the increase in net earnings. Increases in accounts receivable, inventories and accrued liabilities reflect growth in business activity in the first half of 2017. The Company used cash of $10 million in 2017 and $49 million in 2016 to acquire businesses that were not material to the consolidated financial statements. Other significant uses of cash in 2017 included share repurchases of $90 million (partially offset by $36 million of net proceeds from shares issued), cash dividends of $40 million and property, plant and equipment additions of $17 million.

At June 30, 2017, cash balances of $8 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

At June 30, 2017, the Company had various lines of credit totaling $547 million, of which $525 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2017.

Outlook

Demand in the second quarter remained broad-based across products and geographies and continues to exceed our expectations. As a result, we are raising our full-year 2017 outlook to mid-to-high single-digit organic sales growth on a constant currency basis worldwide, from a prior outlook of mid single-digit growth. We expect to achieve mid-to-high single-digit growth in each geographic region for the full year 2017.

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

No shares were purchased in the second quarter of 2017. As of June 30, 2017, there were 2,967,367 shares that may yet be purchased under the Board authorization.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 9, 2016. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 9, 2016.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Amendment No. 4 dated as of May 23, 2017 to Note Agreement dated as of March 11, 2011.

10.2
Amendment No. 4 dated as of May 23, 2017, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent.

10.3	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2017.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 26, 2017.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 26, 2017	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2017	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 26, 2017	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)