Form 10-Q
period 2017-09-29
GRACO INC
filed 2017-10-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 29, 2017

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

56,130,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 19, 2017.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales	$379,812	$327,192	$1,099,885	$980,230
Cost of products sold	176,347	150,594	507,206	456,695
Gross Profit	203,465	176,598	592,679	523,535
Product development	14,815	14,671	44,215	44,964
Selling, marketing and distribution	57,941	49,269	168,912	158,106
General and administrative	31,072	31,194	95,325	99,710
Operating Earnings	99,637	81,464	284,227	220,755
Interest expense	3,901	4,432	12,110	13,468
Other expense (income), net	(656)	416	(1,454)	(338)
Earnings Before Income Taxes	96,392	76,616	273,571	207,625
Income taxes	20,932	22,228	57,551	62,738
Net Earnings	$75,460	$54,388	$216,020	$144,887
Per Common Share
Basic net earnings	$1.35	$0.98	$3.87	$2.61
Diluted net earnings	$1.30	$0.95	$3.73	$2.55
Cash dividends declared	$0.36	$0.33	$1.08	$0.99
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Earnings	$75,460	$54,388	$216,020	$144,887
Components of other comprehensive income (loss)
Cumulative translation adjustment	574	(6,642)	17,921	(16,679)
Pension and postretirement medical liability adjustment	2,250	1,707	6,034	4,957
Income taxes - pension and postretirement medical liability adjustment	(797)	(619)	(2,280)	(1,823)
Other comprehensive income (loss)	2,027	(5,554)	21,675	(13,545)
Comprehensive Income	$77,487	$48,834	$237,695	$131,342
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 29, 2017	December 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$140,000	$52,365
Accounts receivable, less allowances of $14,100 and $12,700	258,632	218,365
Inventories	222,878	201,609
Other current assets	20,889	31,023
Total current assets	642,399	503,362
Property, Plant and Equipment
Cost	518,486	489,642
Accumulated depreciation	(319,058)	(300,046)
Property, Plant and Equipment, net	199,428	189,596
Goodwill	272,858	259,849
Other Intangible Assets, net	181,108	178,336
Deferred Income Taxes	81,756	86,653
Other Assets	26,674	25,313
Total Assets	$1,404,223	$1,243,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,215	$8,913
Current portion of long term debt	75,000	—
Trade accounts payable	46,603	39,988
Salaries and incentives	49,574	37,109
Dividends payable	20,196	20,088
Other current liabilities	90,683	71,887
Total current liabilities	288,271	177,985
Long-term Debt	225,000	305,685
Retirement Benefits and Deferred Compensation	145,224	159,250
Deferred Income Taxes	17,433	17,672
Other Non-current Liabilities	8,306	8,697
Shareholders’ Equity
Common stock	56,115	55,834
Additional paid-in-capital	504,072	453,394
Retained earnings	280,355	206,820
Accumulated other comprehensive income (loss)	(120,553)	(142,228)
Total shareholders’ equity	719,989	573,820
Total Liabilities and Shareholders’ Equity	$1,404,223	$1,243,109
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 29, 2017	September 23, 2016
Cash Flows From Operating Activities
Net Earnings	$216,020	$144,887
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	33,620	36,846
Deferred income taxes	58	(8,470)
Share-based compensation	19,154	16,143
Change in
Accounts receivable	(31,614)	6,100
Inventories	(16,788)	1,628
Trade accounts payable	4,319	1,057
Salaries and incentives	7,214	(6,914)
Retirement benefits and deferred compensation	(8,595)	7,431
Other accrued liabilities	25,402	9,379
Other	(2,642)	(367)
Net cash provided by operating activities	246,148	207,720
Cash Flows From Investing Activities
Property, plant and equipment additions	(28,899)	(34,347)
Acquisition of businesses, net of cash acquired	(12,905)	(48,643)
Change in restricted assets	1,349	150
Other	(124)	(130)
Net cash provided by (used in) investing activities	(40,579)	(82,970)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(3,361)	(7,349)
Borrowings on long-term line of credit	293,880	532,724
Payments on long-term line of credit	(299,565)	(569,639)
Common stock issued	53,422	28,729
Common stock repurchased	(90,160)	(48,050)
Taxes paid related to net share settlement of equity awards	(10,735)	(3,165)
Cash dividends paid	(60,273)	(55,058)
Net cash provided by (used in) financing activities	(116,792)	(121,808)
Effect of exchange rate changes on cash	(1,142)	(1,915)
Net increase (decrease) in cash and cash equivalents	87,635	1,027
Cash and Cash Equivalents
Beginning of year	52,365	52,295
End of period	$140,000	$53,322
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 29, 2017 and the related statements of earnings and comprehensive income for the three and nine months ended September 29, 2017 and September 23, 2016, and cash flows for the nine months ended September 29, 2017 and September 23, 2016 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2017, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net earnings available to common shareholders	$75,460	$54,388	$216,020	$144,887
Weighted average shares outstanding for basic earnings per share	56,023	55,684	55,864	55,571
Dilutive effect of stock options computed using the treasury stock method and the average market price	2,181	1,285	2,084	1,335
Weighted average shares outstanding for diluted earnings per share	58,204	56,969	57,948	56,906
Basic earnings per share	$1.35	$0.98	$3.87	$2.61
Diluted earnings per share	$1.30	$0.95	$3.73	$2.55

Stock options to purchase 6,000 and 1,034,000 shares were not included in the September 29, 2017 and September 23, 2016 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

3.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2016	5,535	$55.26	3,672	$45.40
Granted	575	92.13
Exercised	(1,138)	40.97
Canceled	(38)	80.31
Outstanding, September 29, 2017	4,934	$62.66	3,071	$51.40

The Company recognized year-to-date share-based compensation of $19.2 million in 2017 and $16.1 million in 2016. As of September 29, 2017, there was $12.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 29, 2017	September 23, 2016
Expected life in years	7.0	7.0
Interest rate	2.2%	1.4%
Volatility	26.7%	30.1%
Dividend yield	1.6%	1.8%
Weighted average fair value per share	$24.23	$19.00

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

	Nine Months Ended
	September 29, 2017	September 23, 2016
Expected life in years	1.0	1.0
Interest rate	0.9%	0.7%
Volatility	22.3%	24.6%
Dividend yield	1.5%	1.7%
Weighted average fair value per share	$21.97	$19.14

4.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Pension Benefits
Service cost	$1,917	$1,968	$5,732	$5,880
Interest cost	3,874	3,902	11,477	11,765
Expected return on assets	(4,236)	(4,504)	(12,700)	(13,509)
Amortization and other	2,408	2,491	6,932	7,410
Net periodic benefit cost	$3,963	$3,857	$11,441	$11,546
Postretirement Medical
Service cost	$150	$136	$451	$407
Interest cost	274	271	820	813
Amortization	(2)	(120)	(7)	(360)
Net periodic benefit cost	$422	$287	$1,264	$860

The Company made a $20 million tax-deductible contribution to its funded U.S. defined benefit plan in the third quarter of 2017. Also in the third quarter, the Company approved an amendment to restructure the plan effective October 30, 2017. Under the restructuring, the plan will purchase insurance contracts to settle a portion of its benefit obligations. The Company expects that net periodic benefit cost for the fourth quarter will include a settlement loss related to the restructuring, estimated to be in the range of $11 million to $13 million. The actual amount of the settlement loss will depend on the value of plan assets, the amount transferred to the insurance company and the discount rate as of the measurement date.

5.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, June 24, 2016	$(67,876)	$(44,612)	$(112,488)
Other comprehensive income (loss) before reclassifications	—	(6,642)	(6,642)
Amounts reclassified from accumulated other comprehensive income	1,088	—	1,088
Balance, September 23, 2016	$(66,788)	$(51,254)	$(118,042)

Balance, June 30, 2017	$(74,125)	$(48,455)	$(122,580)
Other comprehensive income (loss) before reclassifications	—	574	574
Amounts reclassified from accumulated other comprehensive income	1,453	—	1,453
Balance, September 29, 2017	$(72,672)	$(47,881)	$(120,553)

Balance, December 25, 2015	$(69,922)	$(34,575)	$(104,497)
Other comprehensive income (loss) before reclassifications	—	(16,679)	(16,679)
Amounts reclassified from accumulated other comprehensive income	3,134	—	3,134
Balance, September 23, 2016	$(66,788)	$(51,254)	$(118,042)

Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income (loss) before reclassifications	—	17,921	17,921
Amounts reclassified from accumulated other comprehensive income	3,754	—	3,754
Balance, September 29, 2017	$(72,672)	$(47,881)	$(120,553)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses based on salaries and wages, approximately as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Cost of products sold	$765	$611	$2,093	$1,776
Product development	331	241	887	706
Selling, marketing and distribution	703	578	1,865	1,633
General and administrative	451	277	1,189	842
Total before tax	$2,250	$1,707	$6,034	$4,957
Income tax (benefit)	(797)	(619)	(2,280)	(1,823)
Total after tax	$1,453	$1,088	$3,754	$3,134

On February 21, 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $90 million, the financial institution delivered 850,000 shares of Company common stock with a fair value of $78 million. The total number of shares ultimately delivered under the ASR was determined at the end of the purchase period based on the volume weighted-average price (“VWAP”) of the Company’s common stock during that period. The purchase period ended in the third quarter and the Company received an additional 31,499 shares to complete the ASR at an average realized price of $102.10 per share.

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

6.	Segment Information

The Company has three reportable segments, Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales
Industrial	$178,461	$150,893	$509,719	$454,978
Process	73,656	67,077	217,084	196,068
Contractor	127,695	109,222	373,082	329,184
Total	$379,812	$327,192	$1,099,885	$980,230
Operating Earnings
Industrial	$61,790	$50,573	$177,121	$147,419
Process	12,088	10,394	38,969	25,305
Contractor	33,471	25,593	93,249	71,700
Unallocated corporate (expense)	(7,712)	(5,096)	(25,112)	(23,669)
Total	$99,637	$81,464	$284,227	$220,755

Assets by segment were as follows (in thousands):

	September 29, 2017	December 30, 2016
Industrial	$575,024	$546,366
Process	335,769	318,444
Contractor	254,342	208,016
Unallocated corporate	239,088	170,283
Total	$1,404,223	$1,243,109

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales (based on customer location)
United States	$190,178	$171,988	$559,651	$511,273
Other countries	189,634	155,204	540,234	468,957
Total	$379,812	$327,192	$1,099,885	$980,230

	September 29, 2017	December 30, 2016
Long-lived Assets
United States	$161,034	$151,911
Other countries	38,394	37,685
Total	$199,428	$189,596

7.Inventories

Major components of inventories were as follows (in thousands):

	September 29, 2017	December 30, 2016
Finished products and components	$111,481	$113,643
Products and components in various stages of completion	59,961	50,557
Raw materials and purchased components	98,720	84,631
Subtotal	270,162	248,831
Reduction to LIFO cost	(47,284)	(47,222)
Total	$222,878	$201,609

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 29, 2017
Cost	$176,065	$18,322	$1,070	$57,853	$253,310
Accumulated amortization	(51,312)	(7,448)	(472)	—	(59,232)
Foreign currency translation	(9,029)	(703)	(57)	(3,181)	(12,970)
Book value	$115,724	$10,171	$541	$54,672	$181,108
Weighted average life in years	13	10	4	N/A

As of December 30, 2016
Cost	$170,284	$17,321	$895	$57,853	$246,353
Accumulated amortization	(41,599)	(6,088)	(337)	—	(48,024)
Foreign currency translation	(13,630)	(1,055)	(59)	(5,249)	(19,993)
Book value	$115,055	$10,178	$499	$52,604	$178,336
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $3.8 million in 2017 and $4.6 million in 2016 and for the year to date was $11.0 million in 2017 and $14.3 million in 2016. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Estimated Amortization Expense	$14,834	$14,959	$14,630	$14,448	$14,279	$64,311

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 30, 2016	$150,556	$96,561	$12,732	$259,849
Additions (adjustments) from business acquisitions	7,152	(63)	—	7,089
Foreign currency translation	4,480	1,440	—	5,920
Balance, September 29, 2017	$162,188	$97,938	$12,732	$272,858

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	September 29, 2017	December 30, 2016
Accrued self-insurance retentions	$7,164	$7,105
Accrued warranty and service liabilities	9,876	8,934
Accrued trade promotions	8,126	6,007
Payable for employee stock purchases	7,188	9,328
Customer advances and deferred revenue	21,097	9,400
Income taxes payable	9,778	8,608
Other	27,454	22,505
Total	$90,683	$71,887

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary. Cash balances of $7.9 million as of September 29, 2017 and $9.2 million as of December 30, 2016 were restricted to funding of the captive's loss reserves and are included within other current assets on the Company's Consolidated Balance Sheets.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 30, 2016	$8,934
Charged to expense	5,708
Margin on parts sales reversed	1,977
Reductions for claims settled	(6,743)
Balance, September 29, 2017	$9,876

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 29, 2017	December 30, 2016
Assets
Cash surrender value of life insurance	2	$15,480	$13,785
Forward exchange contracts	2	513	571
Total assets at fair value		$15,993	$14,356
Liabilities
Contingent consideration	3	$4,081	$4,081
Deferred compensation	2	3,640	3,265
Forward exchange contracts	2	—	—
Total liabilities at fair value		$7,721	$7,346

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

Long-term notes payable with fixed interest rates have a carrying amount of $300 million (including $75 million classified as current) and an estimated fair value of $325 million as of September 29, 2017 and $325 million as of December 30, 2016. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Recent Accounting Pronouncements

A new accounting standard that changed certain aspects of accounting for share-based payments became effective for the Company in the first quarter of 2017. Excess tax benefits on exercised stock options that were previously credited to equity now reduce the current income tax provision. For the quarter, the change in accounting for excess tax benefits decreased the current income tax provision and increased net earnings by $3.2 million, reduced the effective income tax rate by 3 percentage points, and increased diluted earnings per share by $0.06. For the year to date, the change in accounting for excess tax benefits decreased the current income tax provision and increased net earnings by $20.5 million, reduced the effective income tax rate by 7 percentage points, and increased diluted earnings per share by $0.36. Under the new standard, excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statements of Cash Flows. We elected to apply the cash flow presentation requirements retrospectively to all periods presented, which resulted in a year-to-date increase in previously reported net cash provided by operating activities and a decrease in net cash provided by financing activities of $5.5 million for the nine months ended September 23, 2016. Also under the new standard, the Company elected to account for share-based grant forfeitures as they occur. The impact of the change in accounting for forfeitures was not significant, and was reflected in share-based compensation cost in the first quarter.

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

We have established an implementation team and engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires to assist with the identification of our revenue streams, (2) performing contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with large customers, and (5) performing transaction level testing (based on our designed test plans) for consistency with contract provisions that affect revenue recognition. Based on the preliminary results of the evaluation, which is still in process, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements. However, given our acquisition strategy, there may be additional revenue streams acquired prior to the adoption date. We currently believe the most significant potential change relates to whether certain project-based revenues will be recognized over time or at a point in time, although our technical analysis of potential impacts is still on-going. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities.

We are in the process of evaluating and designing the necessary changes to our business processes, policies, systems and controls to support recognition and disclosure under the new standard. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements. The implementation team has reported these findings and the progress of the project to the Audit Committee of our Board of Directors.

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

Item 2. GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company supplies technology and expertise for the management of fluids and coatings in both industrial and commercial applications. It designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid and coating materials. Management classifies the Company’s business into three reportable segments: Industrial, Process and Contractor. Key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	September 29, 2017	September 23, 2016	% Change	September 29, 2017	September 23, 2016	% Change
Net Sales	$379.8	$327.2	16%	$1,099.9	$980.2	12%
Operating Earnings	99.6	81.5	22%	284.2	220.8	29%
Net Earnings	75.5	54.4	39%	216.0	144.9	49%
Net Earnings adjusted (1)	66.8	54.4	23%	190.0	144.9	31%
Diluted Net Earnings per Common Share	$1.30	$0.95	37%	$3.73	$2.55	46%
Diluted Net Earnings per Common Share, adjusted (1)	$1.15	$0.95	21%	$3.28	$2.55	29%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

All segments and regions had double-digit percentage sales growth for the quarter and year to date. Sales growth and operating expense leverage drove operating earnings increases of 22 percent for the quarter and 29 percent for the year to date.

Adoption of a new stock compensation accounting standard and recognition of certain tax planning benefits in 2017 created large fluctuations in net earnings compared to prior periods. Excluding the excess tax benefits on exercised stock options and other tax planning benefits recognized as reductions of income taxes in 2017 presents a more consistent comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	Sep 29, 2017	Sep 23, 2016	Sep 29, 2017	Sep 23, 2016
Income taxes, as reported	$20.9	$22.2	$57.6	$62.7
Excess tax benefit from option exercises	3.2	—	20.5	—
Tax planning benefit	5.5	—	5.5	—
Income taxes, adjusted	$29.6	$22.2	$83.6	$62.7

Effective income tax rate
As reported	22%	29%	21%	30%
Adjusted	31%	29%	31%	30%

Net Earnings, as reported	$75.5	$54.4	$216.0	$144.9
Excess tax benefit from option exercises	(3.2)	—	(20.5)	—
Tax planning benefit	(5.5)	—	(5.5)	—
Net Earnings, adjusted	$66.8	$54.4	$190.0	$144.9

Weighted Average Diluted Shares	58.2	57.0	57.9	56.9
Diluted Earnings per Share
As reported	$1.30	$0.95	$3.73	$2.55
Adjusted	$1.15	$0.95	$3.28	$2.55

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.4	46.0	46.1	46.6
Gross Profit	53.6	54.0	53.9	53.4
Product development	3.9	4.5	4.0	4.6
Selling, marketing and distribution	15.3	15.1	15.4	16.1
General and administrative	8.2	9.5	8.7	10.2
Operating Earnings	26.2	24.9	25.8	22.5
Interest expense	1.0	1.4	1.1	1.3
Other expense (income), net	(0.2)	0.1	(0.1)	—
Earnings Before Income Taxes	25.4	23.4	24.8	21.2
Income taxes	5.5	6.8	5.2	6.4
Net Earnings	19.9%	16.6%	19.6%	14.8%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Americas(1)	$217.7	$194.4	$639.1	$575.3
EMEA(2)	86.7	73.6	252.8	229.4
Asia Pacific	75.4	59.2	208.0	175.5
Consolidated	$379.8	$327.2	$1,099.9	$980.2

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months Ended				Nine Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	1%	0%	12%	11%	0%	0%	11%
EMEA	14%	0%	4%	18%	12%	0%	(2)%	10%
Asia Pacific	28%	0%	(1)%	27%	20%	0%	(2)%	18%
Consolidated	15%	0%	1%	16%	13%	0%	(1)%	12%

Gross Profit

Gross profit margin rate decreased by one-half percentage point for the quarter and increased one-half percentage point for the year to date. Favorable effects from higher production volume and realized pricing were offset in varying degrees for the quarter and the year to date by the unfavorable impact of product mix.

Operating Expenses

Total operating expenses for the quarter increased $9 million (9 percent) compared to the third quarter last year. More than half of the increase was from increases in sales and earnings-based incentives and unallocated corporate operating expense (mostly from market-based stock compensation and pension costs). Year-to-date operating expenses increased $6 million (2 percent). Volume and rate-related increases were partially offset by a $3 million decrease in amortization expense and the impact of currency translation.

Income Taxes

The effective income tax rate for the quarter was 22 percent, down from 29 percent last year. The effective income tax rate for the year to date was 21 percent, down from 30 percent last year. Adoption of a new accounting standard, requiring excess tax benefits related to stock option exercises to be credited to the income tax provision (formerly credited to equity), reduced the tax provision by $3.2 million for the quarter and $20.5 million for the year to date, decreasing the effective tax rate for the quarter and year to date by 3 and 7 percentage points, respectively. The effective tax rates for both the quarter and year to date were further reduced by the impacts of tax planning that will not recur in 2018 and foreign earnings taxed at lower rates than the U.S.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales
Americas	$74.9	$66.8	$219.8	$201.3
EMEA	52.1	44.4	146.1	134.2
Asia Pacific	51.5	39.7	143.8	119.5
Total	$178.5	$150.9	$509.7	$455.0
Operating earnings as a percentage of net sales	35%	34%	35%	32%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months Ended				Nine Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	1%	0%	12%	9%	0%	0%	9%
EMEA	13%	0%	5%	18%	10%	0%	(1)%	9%
Asia Pacific	30%	1%	(1)%	30%	22%	1%	(3)%	20%
Segment Total	17%	0%	1%	18%	12%	1%	(1)%	12%

Sales increased in all Industrial segment product applications. Year-to-date operating margin rate for the Industrial segment increased 3 percentage points compared to last year. Favorable effects of higher sales volume and expense leverage were partially offset by the unfavorable effect of currency translation.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales
Americas	$47.9	$43.0	$139.1	$124.3
EMEA	12.4	12.7	41.2	40.1
Asia Pacific	13.4	11.4	36.8	31.7
Total	$73.7	$67.1	$217.1	$196.1
Operating earnings as a percentage of net sales	16%	15%	18%	13%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months Ended				Nine Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	0%	0%	11%	12%	0%	0%	12%
EMEA	(3)%	0%	1%	(2)%	7%	0%	(4)%	3%
Asia Pacific	17%	0%	0%	17%	17%	0%	(1)%	16%
Segment Total	9%	0%	1%	10%	12%	0%	(1)%	11%

The Process segment had solid sales growth in legacy product applications, partially offset by the effects of continued weakness in Oil and Natural Gas. Year-to-date operating margin rates for this segment increased 5 percentage points compared to last year due to higher sales volume, favorable expense leverage and a decrease in intangible amortization related to the impairment recorded in the fourth quarter of 2016.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net Sales
Americas	$94.9	$84.6	$280.2	$249.7
EMEA	22.3	16.5	65.6	55.2
Asia Pacific	10.5	8.1	27.3	24.3
Total	$127.7	$109.2	$373.1	$329.2
Operating earnings as a percentage of net sales	26%	23%	25%	22%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months Ended				Nine Months Ended
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	12%	0%	0%	12%	12%	0%	0%	12%
EMEA	29%	0%	5%	34%	20%	0%	(1)%	19%
Asia Pacific	30%	0%	1%	31%	13%	0%	0%	13%
Segment Total	16%	0%	1%	17%	13%	0%	0%	13%

Contractor segment sales increased in all channels. Operating margin rates for both the quarter and the year to date for the Contractor segment increased 3 percentage points compared to last year due to higher sales volume, improved gross margin rate and favorable expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities of $246 million increased $38 million compared to the first nine months of last year, mostly driven by the increase in net earnings. Increases in accounts receivable, inventories and accrued liabilities reflect growth in business activity in the first nine months of 2017. The Company used cash of $13 million in 2017 and $49 million in 2016 to acquire businesses that were not material to the consolidated financial statements. Other significant uses of cash in 2017 included share repurchases of $90 million (partially offset by $43 million of net proceeds from shares issued), cash dividends of $60 million, property, plant and equipment additions of $29 million and a contribution of $20 million to a funded pension plan.

At September 29, 2017, cash balances of $8 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

At September 29, 2017, the Company had various lines of credit totaling $545 million, of which $540 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2017.

Outlook

Demand levels remained robust and broad based in the third quarter. We expect the positive business environment to continue into 2018, however we do note that our fourth quarter represents our most difficult comparable of the year. In addition to the strong fourth quarter last year, we also had 14 weeks compared to only 13 weeks in this year's fourth quarter. Consequently, we anticipate low single-digit organic, constant currency growth in the fourth quarter. With that outlook we have the possibility to achieve double-digit sales growth for the full year 2017.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Jul 1, 2017 - Jul 28, 2017 (1)	31,499	$102.10	—	2,935,868
Jul 29, 2017 - Aug 25, 2017	—	$—	—	2,935,868
Aug 26, 2017 - Sep 29, 2017	—	$—	—	2,935,868

(1) On February 21, 2017, the Company entered into an accelerated share repurchase arrangement (“ASR”) with a financial institution. In exchange for an up-front payment of $90 million, the financial institution delivered 850,000 shares of Company common stock with a fair value of $78 million. The total number of shares ultimately delivered under the ASR is determined at the end of the purchase period based on the volume weighted-average price (“VWAP”) of the Company’s common stock during that period. The purchase period ended in the third quarter and the Company received an additional 31,499 shares to complete the ASR at an average realized price of $102.10 per share.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 9, 2016. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 9, 2016.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 25, 2017.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 25, 2017	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2017	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 25, 2017	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)