Form 10-K
period 2017-12-29
GRACO INC
filed 2018-02-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 29, 2017, or

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer   X    Accelerated filer     Non-accelerated filer     Smaller reporting company     Emerging growth company
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes      No   X
The aggregate market value of 165,114,221 shares of common stock held by non-affiliates of the registrant was $6,014,560,705 as of June 30, 2017.
169,442,333 shares of common stock were outstanding as of January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2018, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

We make significant investments in developing innovative, high-quality products. We strive to grow into new geographic markets by strategically adding commercial and technical resources and third-party distribution in growing and emerging markets. We have grown our third-party distribution to have specialized experience in particular end-user applications. We leverage our product technologies for new applications and industries.

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

We have particularly strong manufacturing, engineering and customer service capabilities that enhance our ability to provide premium customer experience, produce high-quality and reliable products and drive ongoing cost savings.

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

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Sales in the Americas represent approximately 58 percent of our Company’s total sales. Sales in EMEA represent approximately 23 percent. Sales in Asia Pacific represent approximately 19 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

Manufacturing and Distribution

We manufacture a majority of our products in the United States (“U.S.”). We manufacture some of our products in Switzerland (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments) and Romania (Industrial segment). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

For all segments, we primarily sell our equipment through third-party distributors worldwide, positioned throughout our geographic regions, and through selected retailers. Our products are sold from our warehouse to our third-party distributors or retailers who sell our products to end users. Certain of our acquired businesses historically sold their products directly to end-user customers and continue to have direct relationships with customers.

Outside of the U.S., our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Montevideo, Uruguay reinforce our commitment to their regions.

During 2017, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. We are in the planning and design phases for expansion projects in several of our manufacturing and distribution locations to add capacity in the next several years. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Suzhou, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; Kamas, Utah; and Coventry and Brighouse, United Kingdom. The product development and engineering groups focus on new product design, product improvements, new applications for existing products and technologies for their specific customer base. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $60 million in 2017, $61 million in 2016 and $59 million in 2015. The amounts invested in product development averaged approximately 4½ percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. Our Company will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 47 percent of our total sales in 2017. It includes the Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and pre-engineered packages for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

Most Industrial segment equipment is sold worldwide through specialized third-party distributors, integrators, design centers, original equipment manufacturers and material suppliers. Some products are sold directly to end users. We work with material suppliers to develop or adapt our equipment for use with specialized or hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different manufacturers are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Company’s Industrial segment products into systems and assemblies that they then supply to their customers.

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

This division’s products include liquid finishing equipment that applies liquids on metals, wood and plastics, with emphasis on solutions that provide easy integration to paint monitoring and control systems. Products include paint circulating and paint supply pumps, paint circulating advanced control systems, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. We also offer a variety of applicators that use different methods of atomizing and spraying the paint or other coatings depending on the viscosity of the fluid, the type of finish desired and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds into the air. Manufacturers in the automotive, automotive feeder, commercial and recreational vehicle, military and utility vehicle, aerospace, farm, construction, wood and general metals industries use our liquid finishing products.

This division also makes powder finishing products that coat powder finishing on metals. These products are sold under the Gema® trademark. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end users of our powder finishing products include manufacturers in the construction, home appliance, automotive component and custom coater industries. We strive to provide innovative solutions in powder coating for end users in emerging and developed markets.

Process Segment

The Process segment represented approximately 20 percent of our total sales in 2017. It includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semi-conductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

Most Process segment equipment is sold worldwide through third-party distributors and original equipment manufacturers. Some products are sold directly to end users, particularly in the oil and natural gas and semi-conductor industries.

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

Oil and Natural Gas

Our Oil and Natural Gas division makes high pressure and ultra-high pressure valves used in the oil and natural gas industry, other industrial processes and research facilities. Our high and ultra-high pressure valves are sold directly to end-user customers as well as through distribution worldwide. The division also has a line of chemical injection pumping solutions for precise injection of chemicals into producing oil wells and pipelines and is sold through third-party distributors.

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

Contractor Segment

The Contractor segment represented approximately 33 percent of our total sales in 2017. Through this segment, we offer sprayers that apply paint to walls and other structures, with a range of product models that can be used by do-it-yourself homeowners to professional painting contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

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

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; electronic components and high performance plastics, such as polytetrafluoroethylene (PTFE). The materials and components that we use are generally adequately available through multiple sources of supply. To manage cost, we source significant amounts of materials and components from outside the U.S., primarily in the Asia Pacific region.

In 2017, our raw material and purchased component availability was strong, with some cost pressures, particularly in aluminum, stainless steel, carbon steel bar stock, electronic controls, plastics and copper, which we expect will continue into 2018.

We endeavor to address fluctuations in the price and availability of various materials and components through adjustable surcharges and credits, close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

Intellectual Property

We own a number of patents across our segments and have patent applications pending in the U.S. and other countries. We also license our patents to others and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the U.S. and foreign countries, including registered trademarks for “GRACO,” “Gema,” several forms of a capital “G,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

Sales to Major Customers

Worldwide sales in the Contractor and Industrial segments to The Sherwin-Williams Company represented over 10 percent of the Company’s consolidated sales in 2017, 2016 and 2015.

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has several competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability and these companies may offer competitive products at lower prices. We refresh our product line and continue development of our distribution channel to stay competitive. We also face competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. We may have to increase our intellectual property and unfair competition enforcement activities.

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 29, 2017.

Employees

As of December 29, 2017, we employed approximately 3,500 persons. Of this total, approximately 1,400 were employees based outside of the U.S., and 1,000 were hourly factory workers in the U.S. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. The success of our acquisition strategy depends on our ability to successfully identify suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions and integrate or add the acquired businesses into our existing businesses or corporate structure. Once successfully integrated into our existing businesses or added to our corporate structure, the acquired businesses may not perform as planned, be accretive to earnings, generate positive cash flows or otherwise be beneficial to us. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers and employees will react to the acquisitions that we make. Acquisitions may result in the assumption of undisclosed or contingent liabilities, the incurrence of increased indebtedness and expenses, and the diversion of management’s time and attention away from other business matters. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third-party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make, the new products that we develop and the channel expansions that we make.

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

Tax Rates and New Tax Legislation - Changes in tax rates or the adoption of new tax legislation may affect our operating results, cash flows and financial condition.

The Company is subject to taxes in the U.S. and a number of foreign jurisdictions where it conducts business. The Company’s effective tax rate could be affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the U.S. The Act, among other things, reduces the corporate income tax rate, imposes additional limitations on the deductibility of business interest expense, allows for the expensing of certain capital expenditures, modifies the rules regarding limitations on certain deductions for executive compensation, shifts the taxation of multinational corporations from a tax on worldwide income towards a territorial system, and imposes a one-time tax on certain accumulated foreign earnings. We continue to examine the impact the Act may have on our business. While the Act will reduce the Company’s effective tax rate, the overall impact of the Act is uncertain due to the complexity of certain provisions of the Act and ambiguities in the interpretation and application of those provisions.

Currency - Changes in currency translation rates could adversely impact our revenue and earnings.

Changes in exchange rates will impact our reported sales and earnings. A majority of our manufacturing and cost structure is based in the U.S. In addition, decreased value of local currency may make it difficult for some of our distributors and end users to purchase products.

Changes in Laws and Regulations - Changes may impact how we can do business and the cost of doing business around the world.

The speed and frequency of implementation and the complexity of new or revised laws and regulations globally appear to be increasing. In addition, as our business grows and/or geographically expands, we may become subject to laws and regulations previously inapplicable to our business. These laws and regulations increase our cost of doing business, may affect the manner in which our products will be produced or delivered, may affect the locations and facilities from which we conduct business, and may impact our long-term ability to provide returns to our shareholders.

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

In 2017, approximately 50 percent of our sales were generated by customers located outside the United States. We are increasing our presence in advancing economies. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, trade sanctions, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

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

We source certain of our materials and components from suppliers outside the U.S., and from suppliers within the U.S. who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities may impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and trade regulation changes may make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events or other political factors. Raw materials may become limited in availability from certain regions. Port labor disputes may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rebuild our products. We may be subject to warranty claims and may need to recall products.

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

Our total assets reflect goodwill from acquisitions, representing the excess cost over the fair value of the identifiable net assets acquired. We test annually whether goodwill has been impaired, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. In 2016, we recorded an impairment charge of $192 million for our Oil and Natural Gas reporting unit within the Process segment.

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

As our Company grows, we are at an increased risk of being a target in matters related to the assertion of claims and demands, litigation, administrative proceedings and regulatory reviews. We may also need to pursue claims or litigation to protect our interests. The cost of pursuing, defending and insuring against such matters appears to be increasing, particularly in the U.S. Such costs may adversely affect our Company’s profitability. Our businesses expose us to potential toxic tort, product liability and commercial claims. Successful claims against the Company and settlements may adversely affect our results.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 20, 2018, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Indianapolis, Indiana, U.S.	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Dexter, Michigan, U.S.	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, U.S.	Owned	141,000	Worldwide headquarters; office and product development	Corporate, Industrial and Process
Minneapolis, Minnesota, U.S.	Owned	42,000	Corporate office	All segments
Minneapolis, Minnesota, U.S.	Owned	390,000	Manufacturing and office	Industrial and Process
Minneapolis, Minnesota, U.S.	Owned	87,000	Assembly	Industrial and Process
Anoka, Minnesota, U.S.	Owned	208,000	Manufacturing, warehouse, office and product development	Process
Rogers, Minnesota, U.S.	Owned	325,000	Manufacturing, office and product development	Contractor
Rogers, Minnesota, U.S.	Leased	225,000	Distribution center and office	All segments

Rogers, Minnesota, U.S.	Leased	100,000	Distribution center	All segments
North Canton, Ohio, U.S.	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Erie, Pennsylvania, U.S.	Leased	43,000	Manufacturing, warehouse, office and product development	Process
Sioux Falls, South Dakota, U.S.	Owned	148,000	Manufacturing and office	Industrial and Contractor
Kamas, Utah, U.S.	Owned	21,000	Manufacturing, office and application laboratory	Process
Pompano Beach, Florida, U.S.	Leased	51,000	Warehouse and office	Contractor
Europe
Maasmechelen, Belgium	Owned	127,000	EMEA headquarters, warehouse, assembly	All segments
Rödermark, Germany	Leased	41,000	Warehouse and office	Industrial
Sibiu, Romania	Leased	31,000	Manufacturing	Industrial
St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
St. Gallen, Switzerland	Leased	22,000	Manufacturing	Industrial
Brighouse, West Yorkshire, United Kingdom	Owned	68,000	Manufacturing, warehouse, office and product development	Process
Coventry, United Kingdom	Owned	25,000	Office	Process
Leaming Spa, Warwickshire, United Kingdom	Leased	45,000	Manufacturing, warehouse and office	Process
Asia Pacific
Derrimut, Australia	Leased	22,000	Warehouse	All segments
Gurgaon, India	Leased	18,000	Office	All segments
Yokohama, Japan	Leased	19,000	Office	All segments
Shanghai, P.R.C.	Leased	29,000	Asia Pacific headquarters	All segments
Shanghai Waiqaoqiao Pilot FTZ, P.R.C.	Leased	31,000	Warehouse	All segments
Shanghai, P.R.C.	Leased	27,000	Warehouse and office	Industrial
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Gyeonggi-do, South Korea	Leased	22,000	Office and application laboratory	All segments

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Our Company

The following are all the executive officers of Graco Inc. as of February 20, 2018:

Patrick J. McHale, 56, became President and Chief Executive Officer in June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 59, became Vice President, Human Resources and Corporate Communications in April 2010. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 53, became Vice President, Corporate Controller and Information Systems in December  2013. She has also served as the Company’s principal accounting officer since September 2007. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 57, became Vice President and General Manager, Process Division in January 2013. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 61, became Vice President, General Counsel and Secretary in September 2005. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was the general counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

Dale D. Johnson, 63, became President, Worldwide Contractor Equipment Division in February 2017. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

Jeffrey P. Johnson, 58, became Vice President and General Manager, EMEA in January 2013. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 62, became Executive Vice President, Industrial Products Division in April 2012. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 57, became Vice President and General Manager, South and Central America in January 2013. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. He joined the Company in 1985.

Peter J. O’Shea, 53, became Vice President and General Manager, Lubrication Equipment Division in January 2016. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Charles L. Rescorla, 66, became Vice President, Corporate Manufacturing, Distribution Operations and Corporate Development in December 2013. From June 2011 to December 2013, he was Vice President, Corporate Manufacturing, Information Systems and Distribution Operations. He was Vice President, Manufacturing, Information Systems and Distribution Operations from April 2009 to June 2011. He served as Vice President, Manufacturing and Distribution Operations from September 2005 to April 2009. From June 2003 to September 2005, he was Vice President, Manufacturing/Distribution Operations and Information Systems. From April 2001 until June 2003, he was Vice President and General Manager, Industrial/Automotive Equipment Division. Prior to April 2001, he held various positions in manufacturing and engineering management. Mr. Rescorla joined the Company in 1988.

Christian E. Rothe, 44, became Chief Financial Officer and Treasurer in September 2015. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc., a manufacturer of highly engineered products, as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 53, became Vice President and General Manager, Applied Fluid Technologies Division in February 2008. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. He joined the Company in 1995.

Brian J. Zumbolo, 48, became Vice President and General Manager, Asia Pacific in January 2016. From August 2007 to December 2015, he was Vice President and General Manager, Lubrication Equipment Division. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was the Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was the Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 31, 2018, the share price was $46.80 and there were 169,442,333 shares outstanding and 2,080 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 80,000 beneficial owners.

High and low sales prices for the Company’s common stock and dividends declared for each quarterly period in the past two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017(1)
Stock price per share
High	$31.70	$38.22	$41.62	$46.01
Low	27.47	30.80	34.89	40.94
Dividends declared per share	0.12	0.12	0.12	0.13
2016(1)
Stock price per share
High	$28.33	$28.87	$27.13	$28.33
Low	21.02	25.65	23.49	23.11
Dividends declared per share	0.11	0.11	0.11	0.12
(1) All per share data reflects the three-for-one stock split distributed on December 27, 2017.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2012, and all dividends were reinvested).

	2012	2013	2014	2015	2016	2017
Dow Jones U.S. Industrial Machinery	100	146	145	127	172	229
S&P 500	100	132	151	153	171	208
Graco Inc.	100	155	165	151	174	289

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the purchase of up to 18,000,000 shares of common stock, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of stock options or vesting of restricted stock.

No shares were purchased in the fourth quarter of 2017. As of December 29, 2017, there were 8,807,604 shares that may yet be purchased under the Board authorization.

Item 6. Selected Financial Data

The following table includes historical financial data (in millions, except per share amounts):

	2017	2016	2015	2014	2013
Net sales	$1,474.7	$1,329.3	$1,286.5	$1,221.1	$1,104.0
Net earnings	252.4	40.7	345.7	225.6	210.8
Per common share(1)
Basic net earnings	$1.50	$0.24	$2.00	$1.25	$1.15
Diluted net earnings	1.45	0.24	1.95	1.22	1.12
Cash dividends declared	0.49	0.45	0.41	0.38	0.34
Total assets	$1,379.2	$1,243.1	$1,391.4	$1,544.8	$1,327.2
Long-term debt (including current portion)	226.0	305.7	392.7	615.0	408.4
(1) All per share data reflects the three-for-one stock split distributed on December 27, 2017.

Net earnings in 2016 included $161 million of after-tax loss from impairment charges in the Company’s Oil and Natural Gas reporting unit within the Process Segment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. The discussion is organized in the following sections:

•	Overview

•	Acquisitions

•	Impairment (2016)

•	Divestiture (2015)

•	Results of Operations

•	Segment Results

•	Financial Condition and Cash Flow

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

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

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth. We continue to develop new products in each operating division that are expected to drive incremental sales growth, as well as continued refresh and upgrades of existing product lines. Graco has made a number of strategic acquisitions that expand and complement organically developed products and provide new market and channel opportunities.

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. We manufacture some of our products in Switzerland (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments) and Romania (Industrial segment). Our primary distribution facilities are located in the U.S., Belgium, Switzerland, United Kingdom, P.R.C., Japan, Italy, Korea, Australia and Brazil.

Acquisitions

On January 13, 2016, the Company paid $48 million cash to acquire two related companies that manufacture and sell portable and fixed gas analyzers for landfill, biogas and medical applications and landfill gas wellhead equipment. The acquisitions enhance and complement the Company’s position in environmental monitoring and remediation markets. Results of their operations have been included within the Company’s Process segment from the date of acquisition.

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

The Company completed other business acquisitions in 2017, 2016 and 2015 that were not material to the consolidated financial statements.

Impairment (2016)

In 2016, operating results of our Oil and Natural Gas reporting unit (“ONG”) within the Process segment fell short of expectations due to weakness in oil and natural gas markets. At the end of the third quarter of 2016, we concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected, so we initiated an impairment analysis. We completed the analysis in the fourth quarter of 2016 and recorded adjustments to reduce goodwill by $147 million and other intangible assets by $45 million. The impairment charges reduced 2016 operating earnings by $192 million, created a $31 million deferred tax benefit, and decreased net earnings by $161 million.

Divestiture (2015)

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

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2017	2016	2015
Net Sales	$1,474.7	$1,329.3	$1,286.5
Operating Earnings	360.4	113.9	302.1
Net Earnings	252.4	40.7	345.7
Diluted Net Earnings per Common Share	$1.45	$0.24	$1.95
Adjusted (non-GAAP)(1):
Operating Earnings, adjusted	$372.5	$305.9	$302.1
Net Earnings, adjusted	249.4	202.1	204.3
Diluted Net Earnings per Common Share, adjusted	$1.43	$1.18	$1.15

(1)
Excludes impacts of non-recurring income tax adjustments, changes in accounting for stock compensation, and pension restructuring in 2017. Also excludes the effects of impairment charges in 2016 and net investment income from the Liquid Finishing businesses sold in 2015. See adjusted financial results below for a reconciliation of the adjusted non-GAAP financial measures to GAAP.

Multiple events in the last three years caused significant fluctuations in financial results, including changes in accounting for tax benefits related to stock compensation, U.S. federal income tax reform and pension plan restructuring in 2017, impairment charges in 2016 and investment income from Liquid Finishing businesses sold in 2015. Excluding the impacts of those events presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted operating earnings, earnings before income taxes, effective tax rates, net earnings and diluted net earnings per share follows (in millions except percentages and per share amounts):

	2017	2016	2015
Operating Earnings, as reported	$360.4	$113.9	$302.1
Pension settlement loss	12.1	—	—
Impairment	—	192.0	—
Operating Earnings, adjusted	$372.5	$305.9	$302.1

Earnings before income taxes	$347.1	$96.7	$474.7
Adjustments	12.1	192.0	(191.6)
Earnings before income taxes, adjusted	$359.2	$288.7	$283.1

Income taxes, as reported	$94.7	$56.0	$129.0
Excess tax benefit from option exercises	36.3	—	—
Income tax reform	(35.6)	—	—
Other non-recurring tax changes	10.0	—	—
Tax effects of adjustments	4.4	30.6	(50.2)
Income taxes, adjusted	$109.8	$86.6	$78.8

Effective income tax rate
As reported	27%	58%	27%
Adjusted	31%	30%	28%

Net Earnings, as reported	$252.4	$40.7	$345.7
Pension settlement loss, net	7.7	—	—
Excess tax benefit from option exercises	(36.3)	—	—
Income tax reform	35.6	—	—
Other non-recurring tax changes	(10.0)	—	—
Impairment, net	—	161.4	—
Held separate investment (income), net	—	—	(141.4)
Net Earnings, adjusted	$249.4	$202.1	$204.3

Weighted Average Diluted Shares	174.3	170.9	177.0
Diluted Net Earnings per Share
As reported	$1.45	$0.24	$1.95
Adjusted	$1.43	$1.18	$1.15

The following table presents an overview of components of net earnings as a percentage of net sales:

	2017	2016	2015
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	46.2	46.7	46.8
Gross profit	53.8	53.3	53.2
Product development	4.1	4.6	4.5
Selling, marketing and distribution	15.9	16.2	15.7
General and administrative	9.4	9.5	9.5
Impairment	—	14.4	—
Operating earnings	24.4	8.6	23.5
Interest expense	1.1	1.3	1.4
Held separate investment (income), net	—	—	(14.9)
Other expense (income), net	(0.2)	—	0.1
Earnings before income taxes	23.5	7.3	36.9
Income taxes	6.4	4.2	10.0
Net Earnings	17.1%	3.1%	26.9%
Net Earnings, adjusted (see non-GAAP measurements above)	16.9%	15.2%	15.9%

Net Sales

The following table presents net sales by geographic region (in millions):

	2017	2016	2015
Americas(1)	$850.5	$777.0	$759.9
EMEA(2)	343.3	311.1	291.4
Asia Pacific	280.9	241.2	235.2
Consolidated	$1,474.7	$1,329.3	$1,286.5

(1)	North, South and Central America, including the U.S. Sales in the U.S. were $743 million in 2017, $686 million in 2016 and $654 million in 2015.

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	2017				2016
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	9%	0%	0%	9%	1%	1%	0%	2%
EMEA	9%	0%	1%	10%	6%	3%	(2)%	7%
Asia Pacific	17%	0%	(1)%	16%	3%	1%	(1)%	3%
Consolidated	11%	0%	0%	11%	3%	1%	(1)%	3%

There were 52 weeks in fiscal 2017, compared to 53 weeks in fiscal 2016. Strong, broad-based demand levels around the world drove a double-digit percentage increase in sales in 2017. Sales growth was notably strong in China and across most other areas of Asia Pacific.

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

Gross Profit

In 2017, gross profit margin rate was one-half percentage point higher than the 2016 rate. Favorable effects from currency translation, higher production volume and realized pricing were partially offset by the unfavorable impact of product and channel mix.

In 2016, gross profit margin rate of 53% was consistent with the rate in the prior year. The favorable effects of realized pricing and product and channel mix offset the unfavorable impacts of lower factory volume.

Operating Expenses

The Company restructured its funded U.S. defined benefit pension plan in 2017. Included in the restructuring was the transfer of certain plan liabilities and assets to an insurance company that resulted in a $12 million pension settlement loss included in general and administrative expense. Total operating expenses for 2016 included an impairment charge of $192 million. Before the pension settlement loss in 2017 and the impairment charge in 2016, total operating expenses for 2017 were $18 million (5 percent) higher than 2016, driven by volume and rate-related increases. Investment in new product development was $60 million, slightly lower than 2016.

Total operating expenses for 2016 were $212 million higher than 2015, including the impairment charge of $192 million. Incremental expenses from acquired operations accounted for nearly half of the remainder of the increase. Incremental spending related to product and corporate initiatives increased expenses by approximately $3 million, and changes in currency translation rates reduced operating expenses by approximately $4 million. Investment in new product development was $61 million or 4½ percent of sales in 2016, consistent with 2015 expense as a percentage of sales.

Operating Earnings

Operating earnings in 2017 were three times higher than 2016 operating earnings. Excluding the $12 million pension settlement loss in 2017 and the $192 million impairment charge in 2016, improved gross margin rate and expense leverage in 2017 led to a 22 percent gain in operating earnings and a 2 percentage point increase as a percentage of sales.

Operating earnings in 2016 before the impairment charge increased 1 percent, as the 5 percent increase in expenses exceeded the 3 percent increase in sales. Changes in currency translation rates reduced operating earnings by approximately $4 million in 2016.

Income Taxes

The effective income tax rate for 2017 was 27 percent. Adoption of a new accounting standard, requiring excess tax benefits related to stock option exercises to be credited to the income tax provision (formerly credited to equity), reduced the tax provision by $36 million, decreasing the effective tax rate by 10 percentage points. U.S. federal income tax reform legislation passed at the end of 2017 required a revaluation of net deferred tax assets and instituted a toll charge on unrepatriated foreign earnings that increased the tax provision by a total of $36 million, increasing the effective tax rate by 10 percentage points. Effects of tax planning and other non-recurring tax changes decreased the 2017 effective rate by 3 percentage points.

The effective tax rate for 2016 was 58 percent, including approximately 28 percentage points related to the impairment charge, compared to 27 percent in 2015. The 2015 rate included favorable impacts of non-recurring tax benefits and post-tax dividend income, partially offset by the tax rate effects of the gain on the sale of Liquid Finishing business assets. The net increase in effective rate from those items was partially offset by additional 2016 benefit from foreign earnings being taxed at lower rates than the U.S.

Segment Results

The Company has six operating segments which are aggregated into three reportable segments: Industrial, Process and Contractor. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2017	2016	2015
Sales
Industrial	$692.0	$629.6	$616.1
Process	294.6	266.6	273.6
Contractor	488.1	433.1	396.8
Total	$1,474.7	$1,329.3	$1,286.5
Operating Earnings
Industrial	$237.7	$207.2	$201.8
Process	52.2	35.8	43.8
Contractor	113.9	91.8	86.4
Unallocated corporate (expense) (1)	(43.4)	(28.9)	(29.9)
Impairment (2)	—	(192.0)	—
Total	$360.4	$113.9	$302.1

(1)
Unallocated corporate (expense) includes such items as stock compensation, divestiture and certain acquisition transaction costs, bad debt expense, charitable contributions, non-service cost portions of pension expense and certain central warehouse expenses. The pension settlement loss and an increase in stock compensation expense account for most of the increase in unallocated corporate expenses in 2017. Unallocated corporate expenses in 2016 were consistent with the prior year.

(2)
The impairment charge recorded in 2016 related to assets of our Oil and Natural Gas reporting unit included within the Process Segment. Refer to Critical Accounting Estimates for more discussion on the impairment charge.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2017	2016	2015
Sales
Americas	$299.5	$281.3	$288.9
EMEA	199.2	184.5	173.3
Asia Pacific	193.3	163.8	153.9
Total	$692.0	$629.6	$616.1
Operating Earnings as a Percentage of Sales	34%	33%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2017				2016
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	6%	0%	0%	6%	(2)%	0%	(1)%	(3)%
EMEA	6%	1%	1%	8%	8%	0%	(2)%	6%
Asia Pacific	18%	1%	(1)%	18%	7%	1%	(2)%	6%
Segment Total	9%	1%	0%	10%	3%	0%	(1)%	2%

In 2017, strong growth in Asia Pacific drove the Industrial segment to a double-digit percentage increase in sales. The Industrial segment in the Americas benefited from favorable construction markets and continued activity in automotive and general industry, while protective coatings, heavy equipment and South America remained challenging. In EMEA, the Industrial segment benefited from strong improvement in industrial production in Western Europe as well as growth in Eastern Europe, while sales in Africa and other emerging markets experienced a slight decline. As economies in Asia Pacific benefited from recovery in global demand, we saw growth in automotive and a broad base of general industries.

Higher sales volume, including strong finishing systems growth, and expense leverage drove a 1 percentage point increase in operating margin rate. Increased spending on product and regional growth initiatives in the fourth quarter partially offset strong operating margins earned in the first three quarters.

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

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2017	2016	2015
Sales
Americas	$187.6	$170.4	$171.8
EMEA	56.0	52.4	55.0
Asia Pacific	51.0	43.8	46.8
Total	$294.6	$266.6	$273.6
Operating Earnings as a Percentage of Sales	18%	13%	16%

The following table presents the components of net sales change by geographic region for the Process segment:

	2017				2016
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	10%	0%	0%	10%	(5)%	4%	0%	(1)%
EMEA	9%	0%	(2)%	7%	(12)%	12%	(5)%	(5)%
Asia Pacific	17%	0%	(1)%	16%	(8)%	4%	(2)%	(6)%
Segment Total	11%	0%	0%	11%	(7)%	6%	(2)%	(3)%

In 2017, legacy product applications of the Process segment had double-digit percentage growth for the year. In the Americas and in EMEA, the Process segment saw growth in 2017 in technology, sanitary and vehicle service applications and stable markets for industrial lubrication and environmental applications. Sales directly into oil and natural gas applications were flat for the year, though offshore activity remains weak. In Asia Pacific, process applications continued to be favorable and, though sales into mining applications remained low in 2017, rising commodity prices could give rise to higher activity levels going forward. Operating margin rates for this segment increased 5 percentage points, driven by higher sales volume, favorable expense leverage and a decrease in intangible amortization related to the impairment recorded in the fourth quarter of 2016.

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

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2017	2016	2015
Sales
Americas	$363.4	$325.3	$299.2
EMEA	88.1	74.3	63.1
Asia Pacific	36.6	33.5	34.5
Total	$488.1	$433.1	$396.8
Operating Earnings as a Percentage of Sales	23%	21%	22%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2017				2016
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	12%	0%	0%	12%	9%	0%	0%	9%
EMEA	17%	0%	2%	19%	19%	0%	(1)%	18%
Asia Pacific	9%	0%	0%	9%	(1)%	0%	(2)%	(3)%
Segment Total	12%	0%	1%	13%	10%	0%	(1)%	9%

In 2017, the Contractor segment had strong sales growth in all channels and regions. New product sales, expanded distribution and improved economic environment drove strong growth in EMEA from both developed and emerging markets. The Contractor segment benefited from the ongoing strength in both residential and commercial construction in North America, Western Europe, and Central East Europe. Ongoing emphasis on development of commercial resources and distribution in Asia Pacific resulted in growth in many areas of the region. Economic conditions and equipment adoption rates remain challenging in emerging markets in EMEA, Asia Pacific and South America. Contractor segment operating margin rate for the year increased 2 percentage points compared to last year due to higher sales volume, improved gross margin rate and favorable expense leverage.

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

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2017	2016
Working capital	$397.5	$325.4
Current ratio	2.7	2.8
Days of sales in receivables outstanding	63	61
Inventory turnover (LIFO)	3.1	3.0

Increases in accounts receivable were consistent with higher sales levels, and inventories increased to meet higher demand and service levels.

Capital Structure. At December 29, 2017, the Company’s capital structure included current notes payable of $7 million, long-term debt of $226 million and shareholders’ equity of $723 million. At December 30, 2016, the Company’s capital structure included current notes payable of $9 million, long-term debt of $306 million and shareholders’ equity of $574 million.

Shareholders’ equity increased by $149 million in 2017. The increase from current year earnings of $252 million was partially offset by dividends of $83 million and share repurchases of $90 million. Increases related to shares issued, stock compensation and changes in accumulated other comprehensive income totaled $70 million.

Liquidity and Capital Resources. The Company had cash held in deposit accounts totaling $104 million at December 29, 2017, and $52 million as of December 30, 2016. As of December 29, 2017, cash balances of $9 million were restricted to funding of certain self-insured loss reserves, and included within other current assets on the Company’s Consolidated Balance Sheets. In 2015, the Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. As of December 29, 2017, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

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

On December 29, 2017, the Company had $545 million in lines of credit, including the $500 million in committed credit facilities described above and $45 million with foreign banks. The unused portion of committed credit lines was $512 million as of December 29, 2017.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 29, 2017.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2018, including its capital expenditure plan of approximately $40 million (excluding several building expansion projects that are currently in planning and design phases), planned dividends estimated at $90 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2017, the Company’s Board of Directors increased the Company’s regular quarterly dividend to $0.1325 from $0.1200 per share, an increase of 10 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2017		2016	2015
Operating activities	$337.9	—	$276.0	$191.4
Investing activities	(68.5)		(90.9)	369.9
Financing activities	(217.1)		(185.2)	(536.2)
Effect of exchange rates on cash	(1.0)		0.2	3.5
Net cash provided	51.3		0.1	28.6
Cash and cash equivalents at end of year	$103.7		$52.4	$52.3

Cash Flows From Operating Activities. Net cash provided by operating activities was $338 million in 2017, up $62 million compared to 2016, driven by an increase in net earnings. Net cash provided by operating activities was $276 million in 2016, up $85 million compared to 2015. Cash flows from operating activities in 2015 included the effects of increases in inventory and accounts receivable and payments of transaction costs and income taxes related to the sale of Liquid Finishing business assets.

Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $68 million in 2017, including $40 million for capital additions and $28 million for business acquisitions. Cash outflows from investing activities totaled $91 million in 2016. The Company used proceeds from its revolving line of credit to acquire two related businesses for a total cash price of $49 million and made capital additions of $42 million. Cash inflows from investing activities in 2015 included $610 million from the sale of the Liquid Finishing business assets, partially offset by cash outflows of $189 million for acquisitions and $42 million for capital additions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $217 million in 2017 and included dividends of $80 million, net payments of $83 million on long-term debt and outstanding lines of credit (including a $75 million prepayment of private placement debt that was due in 2018) and share repurchases of $90 million (partially offset by net proceeds from share issuances of $36 million). Cash flows used in financing activities totaled $185 million in 2016. Cash outflows in 2016 included dividend payments of $73 million, share repurchases of $50 million (partially offset by proceeds from share issuances of $33 million) and net payments on outstanding lines of credit of $93 million. Cash flows used in financing activities in 2015 included net payments on outstanding lines of credit of $211 million, share repurchases of $275 million and dividends paid of $69 million.

On April 24, 2015, the Board of Directors authorized the purchase of up to 18 million shares, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board. Under the authorization, 8.8 million shares remain available for purchase as of December 29, 2017.

The Company repurchased and retired 2.6 million shares in 2017, compared to 2.3 million shares in 2016 and 11.6 million shares in 2015. The Company expects to continue to make opportunistic share repurchases in 2018 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

Off-Balance Sheet Arrangements and Contractual Obligations. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 29, 2017. The Company has also guaranteed the debt of its subsidiaries for up to $10 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

As of December 29, 2017, the Company is obligated to make cash payments in connection with obligations as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$226.0	$—	$75.0	$1.0	$150.0
Interest on long-term debt	63.2	11.4	20.2	15.6	16.0
Other non-current liabilities (1)	6.0	1.0	4.0	0.4	0.6
Operating leases	28.2	8.3	10.2	4.9	4.8
Service contracts	6.4	2.9	3.2	0.3	—
Purchase obligations (2)	130.0	130.0	—	—	—
Unfunded pension and postretirement medical benefits (3)	35.4	2.7	6.1	7.1	19.5
Total	$495.2	$156.3	$118.7	$29.3	$190.9

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

Excess and Discontinued Inventory. The Company’s inventories are valued at the lower of cost or net realizable value. Reserves for excess and discontinued products are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate, changes in sales volumes due to unanticipated economic or competitive conditions are among the factors that would result in materially different amounts for this item.

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

In 2016, operating results of our Oil and Natural Gas reporting unit (“ONG”) within the Process segment fell short of expectations due to weakness in oil and natural gas markets. We concluded that the depth and length of industry weakness, and its continuing impact on ONG results, were greater than previously expected, so we completed an impairment analysis and recorded adjustments to reduce goodwill by $147 million and other intangible assets by $45 million. The impairment charges reduced 2016 operating earnings by $192 million, created a $31 million deferred tax benefit, and decreased net earnings by $161 million.

In 2017, we completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter. No impairment charges were recorded as a result of that review.

Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet using statutory rates in effect for the year in which the differences are expected to reverse. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Liabilities for uncertain tax positions are also established for potential and ongoing audits of federal, state and international issues. The Company routinely monitors the potential impact of such situations and believes that liabilities are properly stated. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes and the Company’s interpretation thereof, changes in statutory rates, the Company’s future taxable income levels and the results of tax audits.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisors, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. The Company decreased its investment return assumption for its U.S. plans to a weighted average rate of 7.0 percent for 2018. Mortality rates are based on current common group mortality tables for males and females.

In 2017, net pension cost of $15 million was allocated to cost of products sold and operating expenses based on salaries and wages, and the $12 million settlement loss component of pension cost was charged to general and administrative expense. At December 29, 2017, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(30.6)	$3.0
Expected return on assets	—	1.3

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 29, 2017, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2017, changes in currency translation rates increased sales and net earnings by approximately $2 million and $1 million, respectively. In 2016, changes in currency translation rates reduced sales and net earnings by approximately $12 million and $2 million, respectively. In 2015, changes in currency translation rates reduced sales and net earnings by approximately $58 million and $20 million, respectively.

2018 Outlook

Our outlook for the full-year 2018 is for mid single-digit sales growth on an organic, constant currency basis, with growth expected in every region and reportable segment. Demand levels in the fourth quarter of 2017 remained solid and provide a foundation for our full-year outlook. While Industrial segment sales growth in the fourth quarter was low, bookings were better than billings and indicative of a capital equipment environment that remains stable-to-improving.

At January 2018 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2017, the movement in foreign currencies would be a tailwind of approximately 3 percent on sales and 7 percent on earnings in 2018.

The Company’s backlog is typically small compared to annual sales and is not a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our 2017 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 29, 2017.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Graco Inc. and Subsidiaries (the "Company") as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2017 of the Company and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Graco Inc. and Subsidiaries (the "Company") as of December 29, 2017 and December 30, 2016, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 29, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017, and December 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 20, 2018

We have served as the Company's auditor since at least 1969, in connection with its initial public offering.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net Sales	$1,474,744	$1,329,293	$1,286,485
Cost of products sold	681,695	621,054	601,785
Gross Profit	793,049	708,239	684,700
Product development	60,106	60,606	58,559
Selling, marketing and distribution	233,462	215,253	201,855
General and administrative	139,034	126,481	122,161
Impairment	—	192,020	—
Operating Earnings	360,447	113,879	302,125
Interest expense	16,202	17,590	17,643
Held separate investment (income), net	—	—	(191,635)
Other expense (income), net	(2,849)	(366)	1,404
Earnings Before Income Taxes	347,094	96,655	474,713
Income taxes	94,682	55,981	129,000
Net Earnings	$252,412	$40,674	$345,713
Basic Net Earnings per Common Share	$1.50	$0.24	$2.00
Diluted Net Earnings per Common Share	$1.45	$0.24	$1.95
Cash Dividends Declared per Common Share	$0.49	$0.45	$0.41
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net Earnings	$252,412	$40,674	$345,713
Components of other comprehensive income (loss)
Cumulative translation adjustment	16,443	(31,227)	(10,423)
Pension and postretirement medical liability adjustment	(3,321)	(10,715)	10,372
Income taxes - pension and postretirement medical liability	1,317	4,211	(3,710)
Other comprehensive income (loss)	14,439	(37,731)	(3,761)
Comprehensive Income	$266,851	$2,943	$341,952
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 29, 2017	December 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$103,662	$52,365
Accounts receivable, less allowances of $14,000 and $12,700	256,421	218,365
Inventories	239,349	201,609
Other current assets	32,494	31,023
Total current assets	631,926	503,362
Property, Plant and Equipment, net	204,298	189,596
Goodwill	278,789	259,849
Other Intangible Assets, net	183,056	178,336
Deferred Income Taxes	50,916	86,653
Other Assets	30,220	25,313
Total Assets	$1,379,205	$1,243,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,578	$8,913
Trade accounts payable	48,748	39,988
Salaries and incentives	55,884	37,109
Dividends payable	22,260	20,088
Other current liabilities	100,956	71,887
Total current liabilities	234,426	177,985
Long-term Debt	226,035	305,685
Retirement Benefits and Deferred Compensation	172,411	159,250
Deferred Income Taxes	17,253	17,672
Other Non-current Liabilities	6,017	8,697
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 169,318,926 and 167,503,236 shares outstanding in 2017 and 2016	169,319	55,834
Additional paid-in-capital	499,934	453,394
Retained earnings	181,599	206,820
Accumulated other comprehensive income (loss)	(127,789)	(142,228)
Total shareholders’ equity	723,063	573,820
Total Liabilities and Shareholders’ Equity	$1,379,205	$1,243,109
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Cash Flows From Operating Activities
Net Earnings	$252,412	$40,674	$345,713
Adjustments to reconcile net earnings to net cash provided by operating activities
Impairment	—	192,020	—
Depreciation and amortization	45,583	48,290	44,607
Deferred income taxes	34,446	(35,561)	(11,585)
Share-based compensation	23,652	21,134	19,224
(Gain) loss on sale of business	—	—	(149,894)
Change in
Accounts receivable	(28,010)	4,506	(18,276)
Inventories	(32,011)	(693)	(34,109)
Trade accounts payable	4,588	553	4,305
Salaries and incentives	11,431	(6,809)	(1,385)
Retirement benefits and deferred compensation	6,920	10,995	11,870
Other accrued liabilities	23,909	3,298	1,645
Other	(5,056)	(2,401)	(20,701)
Net cash provided by operating activities	337,864	276,006	191,414
Cash Flows From Investing Activities
Property, plant and equipment additions	(40,194)	(42,113)	(41,749)
Acquisition of businesses, net of cash acquired	(27,905)	(48,946)	(189,017)
Proceeds from sale of assets	—	—	610,162
Change in restricted assets	(12)	288	(9,518)
Other	(348)	(164)	61
Net cash provided by (used in) investing activities	(68,459)	(90,935)	369,939
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(3,026)	(5,995)	11,216
Borrowings on long-term line of credit	315,920	648,134	720,605
Payments on long-term debt and line of credit	(395,570)	(735,144)	(942,910)
Payments of debt issuance costs	—	(860)	—
Common stock issued	60,685	35,796	20,165
Common stock repurchased	(90,160)	(50,497)	(274,503)
Taxes paid related to net share settlement of equity awards	(24,448)	(3,165)	(1,330)
Cash dividends paid	(80,477)	(73,434)	(69,429)
Net cash provided by (used in) financing activities	(217,076)	(185,165)	(536,186)
Effect of exchange rate changes on cash	(1,032)	164	3,472
Net increase (decrease) in cash and cash equivalents	51,297	70	28,639
Cash and Cash Equivalents
Beginning of year	52,365	52,295	23,656
End of year	$103,662	$52,365	$52,295
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 26, 2014	$59,199	$384,704	$252,865	$(100,736)	$596,032
Shares issued	446	18,040	—	—	18,486
Shares repurchased	(3,879)	(25,201)	(242,984)	—	(272,064)
Stock compensation cost	—	19,107	—	—	19,107
Tax benefit related to stock options exercised	—	1,775	—	—	1,775
Restricted stock canceled (issued)	—	349	—	—	349
Net earnings	—	—	345,713	—	345,713
Dividends declared	—	—	(70,086)	—	(70,086)
Other comprehensive income (loss)	—	—	—	(3,761)	(3,761)
Balance December 25, 2015	55,766	398,774	285,508	(104,497)	635,551
Shares issued	830	31,947	—	—	32,777
Shares repurchased	(762)	(5,449)	(44,286)	—	(50,497)
Stock compensation cost	—	21,355	—	—	21,355
Tax benefit related to stock options exercised	—	6,913	—	—	6,913
Restricted stock canceled (issued)	—	(146)	—	—	(146)
Net earnings	—	—	40,674	—	40,674
Dividends declared	—	—	(75,076)	—	(75,076)
Other comprehensive income (loss)	—	—	—	(37,731)	(37,731)
Balance December 30, 2016	55,834	453,394	206,820	(142,228)	573,820
Stock split	112,879	—	(112,879)	—	—
Shares issued	1,489	35,164	—	—	36,653
Shares repurchased	(883)	(7,172)	(82,105)	—	(90,160)
Stock compensation cost	—	18,963	—	—	18,963
Restricted stock canceled (issued)	—	(415)	—	—	(415)
Net earnings	—	—	252,412	—	252,412
Dividends declared	—	—	(82,649)	—	(82,649)
Other comprehensive income (loss)	—	—	—	14,439	14,439
Balance December 29, 2017	$169,319	$499,934	$181,599	$(127,789)	$723,063
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 29, 2017, December 30, 2016 and December 25, 2015

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 29, 2017 and December 25, 2015 were 52-week years. The year ended December 30, 2016 was a 53-week year.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 29, 2017, all subsidiaries are 100 percent controlled by the Company. All share and per share data have been adjusted to reflect the three-for-one stock split distributed on December 27, 2017. Certain other prior year disclosures have been revised to conform with current year reporting.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2017	2016
Assets
Cash surrender value of life insurance	2	$16,128	$13,785
Forward exchange contracts	2	—	571
Total assets at fair value		$16,128	$14,356
Liabilities
Contingent consideration	3	$4,081	$4,081
Deferred compensation	2	3,836	3,265
Forward exchange contracts	2	517	—
Total liabilities at fair value		$8,434	$7,346

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

Accounts Receivable. Accounts receivable includes trade receivables of $244 million in 2017 and $209 million in 2016. Other receivables totaled $12 million in 2017 and $9 million in 2016.

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2017	2016
Prepaid income taxes	$8,934	$10,723
Restricted cash	9,242	9,230
Prepaid expenses and other	14,318	11,070
Total	$32,494	$31,023

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

We completed our annual impairment review of all long-lived assets in the fourth quarter of 2017. No impairment charges were recorded as a result of that review. In 2016, we recorded an impairment charge of $192 million for our Oil and Natural Gas reporting unit within the Process segment. There were no impairment charges in 2015.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2015	$153,283	$228,473	$12,732	$394,488
Additions from business acquisitions	—	28,130	—	28,130
Impairment	—	(146,669)	—	(146,669)
Foreign currency translation	(2,727)	(13,373)	—	(16,100)
Balance, December 30, 2016	150,556	96,561	12,732	259,849
Additions (adjustments) from business acquisitions	7,152	(62)	6,413	13,503
Foreign currency translation	3,965	1,472	—	5,437
Balance, December 29, 2017	$161,673	$97,971	$19,145	$278,789

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 29, 2017
Cost	$179,826	$18,479	$1,071	$59,553	$258,929
Accumulated amortization	(54,076)	(7,795)	(542)	—	(62,413)
Foreign currency translation	(9,186)	(727)	(61)	(3,486)	(13,460)
Book value	$116,564	$9,957	$468	$56,067	$183,056
Weighted average life in years	13	10	4	N/A

As of December 30, 2016
Cost	$170,284	$17,321	$895	$57,853	$246,353
Accumulated amortization	(41,599)	(6,088)	(337)	—	(48,024)
Foreign currency translation	(13,630)	(1,055)	(59)	(5,249)	(19,993)
Book value	$115,055	$10,178	$499	$52,604	$178,336
Weighted average life in years	13	10	4	N/A

Amortization of intangibles was $14.8 million in 2017, $17.8 million in 2016 and $17.2 million in 2015. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Estimated Amortization Expense	$15,418	$15,089	$14,910	$14,740	$14,740	$52,092

Other Assets. Components of other assets were (in thousands):

	2017	2016
Cash surrender value of life insurance	$16,128	$13,785
Capitalized software	1,784	1,812
Equity method investment	6,755	6,366
Prepaid pension	2,538	—
Deposits and other	3,015	3,350
Total	$30,220	$25,313

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense and were not significant in 2016 and 2015. In 2017, increases in cash surrender value totaled $2.3 million and were offset by expenses related to the non-qualified pension and deferred compensation plans funded by the insurance contracts.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2017	2016
Accrued self-insurance retentions	$7,956	$7,105
Accrued warranty and service liabilities	10,535	8,934
Accrued trade promotions	10,588	6,007
Payable for employee stock purchases	10,053	9,328
Customer advances and deferred revenue	22,632	9,400
Income taxes payable	7,564	8,608
Other	31,628	22,505
Total	$100,956	$71,887

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, employee medical benefit claims and representations and warranties associated with the Liquid Finishing business divestiture. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $8.5 million as of December 29, 2017, and $9.8 million as of December 30, 2016, including $0.5 million and $2.7 million, respectively, classified as other long-term liabilities in the Consolidated Balance Sheets.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2017	2016
Balance, beginning of year	$8,934	$7,870
Charged to expense	7,930	7,516
Margin on parts sales reversed	2,826	1,796
Reductions for claims settled	(9,155)	(8,248)
Balance, end of year	$10,535	$8,934

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 29, 2017, totaled $34 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2017	2016
Foreign Currency Contracts
Assets	$—	$621
Liabilities	(517)	(50)
Net Assets (Liabilities)	$(517)	$571

Recent Accounting Pronouncements.

Share-based Payments
A new accounting standard that changed certain aspects of accounting for share-based payments became effective for the Company in the first quarter of 2017. Excess tax benefits on exercised stock options that were previously credited to equity now reduce the current income tax provision. The change in accounting for excess tax benefits decreased the current income tax provision and increased net earnings for the year by $36.3 million, reduced the effective income tax rate by 10 percentage points and increased diluted earnings per share by $0.21. Under the new standard, excess tax benefits are no longer reclassified out of cash flows from operating activities to financing activities in the Consolidated Statements of Cash Flows. We elected to apply the cash flow presentation requirements retrospectively to all periods presented, which resulted in an increase in previously reported net cash provided by operating activities and a decrease in net cash provided by financing activities of $6.9 million for the year ended December 30, 2016 and $1.8 million for the year ended December 25, 2015. Also under the new standard, the Company elected to account for share-based grant forfeitures as they occur. The impact of the change in accounting for forfeitures was not significant, and was reflected in share-based compensation cost in the first quarter of 2017.

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers, contained in Accounting Standards Codification Topic 606 (“ASC 606”). The new standard sets forth a single comprehensive model for recognizing and reporting revenue. ASC 606 will become effective for the Company beginning with the first quarter of 2018, and the Company plans to adopt the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods.

Because the new standard impacted our business processes, systems and controls, we developed a comprehensive change management project plan to guide the implementation. This project plan included analyzing the standard’s impact on our revenue streams and associated contracts, comparing our historical accounting policies and practices to the requirements of the new standard, and identifying differences from applying the requirements of the new standard to our contracts. We developed internal controls to ensure that we adequately evaluated our portfolio of contracts under the five-step model to ensure proper assessment of our operating results under ASC 606. We reported on the progress of the implementation to the Audit Committee and the Board of Directors on a regular basis during the project’s duration.

For most of our contracts, we will record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We have made the necessary changes to our business processes, policies, systems and controls to support recognition and disclosure under the new standard. Further, we will include incremental disaggregated revenue and other disclosures as required in our consolidated financial statements.

Based on the results of the evaluation, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements. Application of the transition requirements of the new standard will not have a material impact on opening retained earnings.

Presentation of Pension Cost
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

Leases
In February 2016, the FASB issued a final standard on accounting for leases. The new standard is effective for the Company in fiscal 2019 and requires most leases to be recorded on the balance sheet. The Company is evaluating the effect of the new standard on its consolidated financial statements and related disclosures and accounting systems.

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

Segments information follows (in thousands):

	2017	2016	2015
Net Sales
Industrial	$691,978	$629,581	$616,069
Process	294,652	266,630	273,631
Contractor	488,114	433,082	396,785
Total	$1,474,744	$1,329,293	$1,286,485
Operating Earnings
Industrial	$237,700	$207,183	$201,749
Process	52,216	35,750	43,833
Contractor	113,898	91,837	86,447
Unallocated corporate (expense)	(43,367)	(28,871)	(29,904)
Impairment	—	(192,020)	—
Total	$360,447	$113,879	$302,125
Assets
Industrial	$572,436	$546,366
Process	345,572	318,444
Contractor	255,615	208,016
Unallocated corporate	205,582	170,283
Total	$1,379,205	$1,243,109

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

Geographic information follows (in thousands):

	2017	2016	2015
Net Sales (based on customer location)
United States	$743,344	$685,981	$653,534
Other countries	731,400	643,312	632,951
Total	$1,474,744	$1,329,293	$1,286,485
Long-lived Assets
United States	$163,416	$151,911
Other countries	40,882	37,685
Total	$204,298	$189,596

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2017, 2016 and 2015.

C. Inventories

Major components of inventories were as follows (in thousands):

	2017	2016
Finished products and components	$124,327	$113,643
Products and components in various stages of completion	61,274	50,557
Raw materials and purchased components	103,407	84,631
Subtotal	289,008	248,831
Reduction to LIFO cost	(49,659)	(47,222)
Total	$239,349	$201,609

Inventories valued under the LIFO method were $135.9 million in 2017 and $103.2 million in 2016. All other inventory was valued on the FIFO method.

In 2017, there were no reductions in inventory quantities resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2017	2016
Land and improvements	$24,469	$23,253
Buildings and improvements	145,009	132,343
Manufacturing equipment	298,719	286,742
Office, warehouse and automotive equipment	41,747	37,940
Additions in progress	18,170	9,364
Total property, plant and equipment	528,114	489,642
Accumulated depreciation	(323,816)	(300,046)
Net property, plant and equipment	$204,298	$189,596

Depreciation expense was $29.5 million in 2017, $28.8 million in 2016 and $25.7 million in 2015.

E. Income Taxes

Passage of the 2017 Tax Cuts and Jobs Act (the "Tax Act") required a revaluation of net deferred tax assets that increased the 2017 tax provision by $29.0 million and instituted a transition tax on un-repatriated foreign earnings that increased the tax provision by $6.6 million. Those adjustments increased the effective income tax rate by 10 percentage points. Adjustments recorded in 2017 were prepared on a provisional basis using estimates based on reasonable and supportable assumptions and available inputs and underlying information. The ultimate impact of the Tax Act may differ from those estimates due to continuing analysis or further regulatory guidance that may be issued. Any adjustments to the provisional amounts recorded as of December 29, 2017 that are identified within one year of the Tax Act enactment date will be included as an adjustment to tax expense in the period the amounts are determined.

Adoption of a new accounting standard, requiring excess tax benefits related to stock option exercises to be credited to the income tax provision (formerly credited to equity), reduced the 2017 tax provision by $36.3 million, decreasing the effective tax rate by 10 percentage points.

No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax as these amounts continue to be indefinitely reinvested in foreign operations. As of December 29, 2017, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

Earnings before income tax expense (income) consist of (in thousands):

	2017	2016	2015
Domestic	$269,258	$107,440	$402,453
Foreign	77,836	(10,785)	72,260
Total	$347,094	$96,655	$474,713

Income tax expense (income) consists of (in thousands):

	2017	2016	2015
Current
Federal	$41,996	$67,126	$117,883
State and local	3,088	4,868	4,576
Foreign	19,486	18,195	18,115
Current income tax expense	64,570	90,189	140,574
Deferred
Domestic	35,782	(27,509)	(10,175)
Foreign	(5,670)	(6,699)	(1,399)
Deferred income tax expense (benefit)	30,112	(34,208)	(11,574)
Total	$94,682	$55,981	$129,000

Income taxes paid were $61.0 million in 2017, $78.6 million in 2016 and $150.5 million in 2015.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2017	2016	2015
Statutory tax rate	35%	35%	35%
Tax effect of international operations	(6)	4	(3)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(3)	(1)
Domestic production deduction	(2)	(7)	(2)
Stock compensation excess tax benefit	(10)	—	—
Impact of 2017 Tax Cuts and Jobs Act	10	—	—
Impairment	—	28	—
Dividends from Liquid Finishing	—	—	(3)
Effective tax rate	27%	58%	27%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2017	2016
Inventory valuations	$(1,686)	$9,845
Self-insurance retention accruals	1,264	1,836
Warranty reserves	1,658	2,390
Vacation accruals	1,942	3,343
Bad debt reserves	2,620	3,824
Excess of tax over book depreciation and amortization	(30,381)	(31,849)
Pension liability	31,220	43,924
Postretirement medical	4,313	6,856
Acquisition costs	680	1,052
Stock compensation	14,185	24,521
Deferred compensation	1,801	1,495
Foreign tax credit carryforward	5,000	—
Other	1,047	1,744
Net deferred tax assets	$33,663	$68,981

Total deferred tax assets were $68.8 million and $103.4 million, and total deferred tax liabilities were $35.1 million and $34.5 million on December 29, 2017 and December 30, 2016. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the change in other comprehensive income (loss) items.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate
	December 29, 2017	Maturity	2017	2016
Private placement unsecured fixed-rate notes
Series A	4.00%	March 2018	$—	$75,000
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	2.56%	December 2021	1,035	5,685
Notes payable to banks	0.77%	2018	6,578	8,913
Total debt			$232,613	$314,598

The estimated fair value of the fixed interest rate private placement debt was $245 million on December 29, 2017 and $325 million on December 30, 2016. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

On December 29, 2017, the Company had $545 million in lines of credit, including the $500 million in committed credit facilities described above and $45 million with foreign banks. The unused portion of committed credit lines was $512 million as of December 29, 2017. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $26 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees at an annual rate of up to 0.15 percent on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 29, 2017.

Annual maturities of debt are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Maturities of debt	$6,578	$—	$75,000	$1,035	$—	$150,000

Interest paid on debt was $16.5 million in 2017, $17.6 million in 2016 and $17.5 million in 2015.

G. Shareholders’ Equity

At December 29, 2017, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

All stock option, share and per share data reflect the three-for-one common stock split distributed on December 27, 2017.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 26, 2014	$(76,584)	$(24,152)	$(100,736)
Other comprehensive income (loss) before reclassifications	641	(10,423)	(9,782)
Amounts reclassified from accumulated other comprehensive income	6,021	—	6,021
Balance, December 25, 2015	(69,922)	(34,575)	(104,497)
Other comprehensive income (loss) before reclassifications	(12,169)	(31,227)	(43,396)
Amounts reclassified from accumulated other comprehensive income	5,665	—	5,665
Balance, December 30, 2016	(76,426)	(65,802)	(142,228)
Other comprehensive income (loss) before reclassifications	(14,791)	16,443	1,652
Amounts reclassified from accumulated other comprehensive income	12,787	—	12,787
Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)

Amounts related to pension and postretirement medical adjustments are reclassified to pension cost, which is allocated to cost of products sold and operating expenses generally based on salaries and wages. Included in the 2017 reclassification is $12 million related to a pension settlement loss that was charged to general and administrative expense (see Note J). Amounts allocated, including the pension settlement loss were approximately as follows (in thousands):

	2017	2016	2015
Cost of products sold	$3,165	$3,379	$3,370
Product development	1,307	1,334	1,352
Selling, marketing and distribution	3,085	3,033	3,109
General and administrative	13,635	1,586	1,543
Total before tax	$21,192	$9,332	$9,374
Income tax (benefit)	(8,405)	(3,667)	(3,353)
Total after tax	$12,787	$5,665	$6,021

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

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost related to restricted shares is not significant.

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was $4.5 million in 2017 and was not significant in 2016 and 2015.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 5,975 shares in 2017, 6,882 shares in 2016 and 5,963 shares in 2015. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2014	14,925	$14.91	9,954	$11.62
Granted	1,629	24.73
Exercised	(984)	12.43
Canceled	(75)	24.00
Outstanding, December 25, 2015	15,495	16.05	10,749	12.83
Granted	3,483	25.53
Exercised	(2,286)	13.00
Canceled	(87)	23.36
Outstanding, December 30, 2016	16,605	18.42	11,016	15.13
Granted	1,725	30.71
Exercised	(4,903)	12.86
Canceled	(137)	26.63
Outstanding, December 29, 2017	13,290	$21.99	7,729	$18.33

The following table summarizes information for options outstanding and exercisable at December 29, 2017 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5 - $15	2,200	2.2	$10.52	2,200	$10.52
$15 - $20	2,795	4.6	18.14	2,795	18.14
$20 - $25	4,676	7.3	24.43	2,222	24.62
$25 - $30	1,912	8.2	27.07	507	25.51
$30 - $38	1,707	9.2	30.71	5	31.44
$5 - $38	13,290	6.3	$21.99	7,729	$18.33

The aggregate intrinsic value of exercisable option shares was $211.0 million as of December 29, 2017, with a weighted average contractual term of 4.7 years. There were approximately 13.3 million vested share options and share options expected to vest as of December 29, 2017, with an aggregate intrinsic value of $314.2 million, a weighted average exercise price of $21.99 and a weighted average contractual term of 6.3 years.

Information related to options exercised follows (in thousands):

	2017	2016	2015
Cash received	$48,833	$21,142	$7,720
Aggregate intrinsic value	119,442	30,247	11,851
Tax benefit realized	42,000	9,900	3,600

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 499,956 shares in 2017, 510,432 shares in 2016 and 497,691 shares in 2015.

Authorized Shares. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 29, 2017
Stock Incentive Plan (2015)	10,500	5,186
Employee Stock Purchase Plan (2006)	21,000	13,775
Total	31,500	18,961

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 29, 2017, include options granted under two plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2017	2016	2015
Share-based compensation	$23,652	$21,134	$19,224
Tax benefit	5,100	6,100	5,400
Share-based compensation, net of tax	$18,552	$15,034	$13,824

As of December 29, 2017, there was $10.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2017	2016	2015
Expected life in years	7.0	6.2	6.5
Interest rate	2.2%	1.6%	1.7%
Volatility	26.7%	27.5%	35.0%
Dividend yield	1.6%	1.7%	1.6%
Weighted average fair value per share	$8.08	$5.96	$7.73

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

	2017	2016	2015
Expected life in years	1.0	1.0	1.0
Interest rate	0.9%	0.7%	0.2%
Volatility	22.3%	24.6%	18.9%
Dividend yield	1.5%	1.7%	1.6%
Weighted average fair value per share	$7.32	$6.38	$5.50

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2017	2016	2015
Net earnings available to common shareholders	$252,412	$40,674	$345,713
Weighted average shares outstanding for basic earnings per share	167,925	166,851	172,829
Dilutive effect of stock options computed based on the treasury stock method using the average market price	6,393	4,025	4,191
Weighted average shares outstanding for diluted earnings per share	174,318	170,876	177,020
Basic earnings per share	$1.50	$0.24	$2.00
Diluted earnings per share	$1.45	$0.24	$1.95

Stock options to purchase 2.9 million and 4.1 million shares were not included in the 2016 and 2015 computations of diluted earnings per share, respectively, because they would have been anti-dilutive. The number of anti-dilutive options excluded from the 2017 computation of diluted earnings per share was not significant.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributes an amount equal to 1.5 percent of the employee’s compensation. Employer contributions totaled $7.8 million in 2017, $6.7 million in 2016 and $6.3 million in 2015.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees hired before January 1, 2005, are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover most U.S. employees hired before January 1, 2006, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. The Company restructured its U.S. qualified defined benefit plan in 2017. Under the restructuring, the plan transferred $42 million of liabilities and assets associated with certain plan participants to an insurance company via the purchase of a group annuity contract, and the Company recognized a $12 million settlement loss in 2017 general and administrative expense. Remaining pension plan participants and related liabilities and assets were transferred into one of two newly established, legally separate qualified defined benefit plans, and the former plan was terminated. The benefits offered to the plans’ participants were unchanged.

For U.S. plans, benefits are based on years of service and the highest 5 consecutive years’ earnings in the 10 years preceding retirement. The Company funds annually in amounts consistent with minimum funding levels and maximum tax deduction limits.

Investment policies and strategies of the U.S. funded pension plans are based on participant demographics of each plan. For the larger of the two plans (the “Blue plan”) covering active participants and retirees with higher benefit amounts, investments are based on a long-term view of economic growth and weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. Strategic target allocations for Blue plan assets are 54 percent equity securities, 36 percent fixed income securities and 10 percent real estate and alternative investments. For the smaller of the two plans (the “Gray plan”) covering retirees with lower benefit amounts, investments are based on a shorter-term, more conservative outlook. The midpoints of the ranges of strategic target allocations for the Gray plan assets are 38 percent equity securities, 53 percent fixed income securities and 9 percent real estate and alternative investments.

Plan assets are held in trusts for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 or 60 days advance notice, while most of the funds allow redemptions daily. The plans had unfunded commitments to make additional investments in certain funds totaling $3 million as of December 29, 2017 and $4 million as of December 30, 2016.

The Company maintains a defined contribution plan covering employees of a Swiss subsidiary, funded by Company and employee contributions. Responsibility for pension coverage under Swiss law has been transferred to a Swiss insurance company. Plan assets are invested in an insurance contract that guarantees a federally mandated annual rate of return. The value of the plan assets is effectively the value of the insurance contract. The performance of the underlying assets held by the insurance company has no direct impact on the surrender value of the insurance contract. The insurance backed assets have no active market and are classified as level 3 in the fair value hierarchy.

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	2017	2016
Cash and cash equivalents	1	$3,254	$698
Insurance contract	3	26,411	24,287
Investments categorized in fair value hierarchy		29,665	24,985
Equity
U.S. Large Cap	N/A	55,488	58,236
U.S. Small/Mid Cap	N/A	12,077	10,009
International	N/A	45,958	40,404
Total Equity		113,523	108,649
Fixed income	N/A	81,358	78,209
Real estate and other	N/A	29,640	44,062
Investments measured at net asset value		224,521	230,920
Total		$254,186	$255,905

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2017	2016
Balance, beginning of year	$24,287	$28,080
Purchases	1,934	1,928
Redemptions	(2,150)	(5,267)
Unrealized gains (losses)	2,340	(454)
Balance, end of year	$26,411	$24,287

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 29, 2017, and December 30, 2016, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2017	2016	2017	2016
Change in benefit obligation
Obligation, beginning of year	$386,373	$380,672	$26,576	$23,211
Service cost	7,675	7,834	601	543
Interest cost	15,044	15,684	1,093	1,084
Actuarial loss (gain)	37,994	11,012	577	2,840
Benefit payments	(13,299)	(20,147)	(1,076)	(1,102)
Settlements	(43,539)	(6,817)	—	—
Exchange rate changes	3,311	(1,865)	—	—
Obligation, end of year	$393,559	$386,373	$27,771	$26,576
Change in plan assets
Fair value, beginning of year	$255,905	$268,258	$—	$—
Actual return on assets	32,132	11,397	—	—
Employer contributions	21,885	4,117	1,076	1,102
Benefit payments	(13,299)	(20,147)	(1,076)	(1,102)
Settlements	(43,539)	(6,817)	—	—
Exchange rate changes	1,102	(903)	—	—
Fair value, end of year	$254,186	$255,905	$—	$—
Funded status	$(139,373)	$(130,468)	$(27,771)	$(26,576)

Amounts recognized in consolidated balance sheets
Non-current assets	$2,538	$—	$—	$—
Current liabilities	1,416	1,030	1,330	1,387
Non-current liabilities	140,495	129,438	26,441	25,189
Net	$139,373	$130,468	$27,771	$26,576

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $361 million for 2017 and $360 million for 2016. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2017	2016
Projected benefit obligation	$344,733	$386,373
Accumulated benefit obligation	311,876	359,854
Fair value of plan assets	202,822	255,905

The components of net periodic benefit cost for the plans for 2017, 2016 and 2015 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2017	2016	2015	2017	2016	2015
Service cost-benefits earned during the period	$7,675	$7,834	$8,406	$601	$543	$542
Interest cost on projected benefit obligation	15,044	15,684	14,790	1,093	1,084	954
Expected return on assets	(17,186)	(18,009)	(19,442)	—	—	—
Amortization of prior service cost (credit)	255	269	268	(344)	(766)	(676)
Amortization of net loss (gain)	8,634	7,980	9,036	334	285	323
Settlement loss (gain)	12,313	1,565	423	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	122	85	79	N/A	N/A	N/A
Net periodic benefit cost	$26,857	$15,408	$13,560	$1,684	$1,146	$1,143

Amounts recognized in other comprehensive (income) loss in 2017 and 2016 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2017	2016	2017	2016
Net loss (gain) arising during the period	$23,936	$17,208	$577	$2,840
Amortization of net gain (loss)	(8,634)	(7,980)	(334)	(285)
Settlement gain (loss)	(12,313)	(1,565)	—	—
Amortization of prior service credit (cost)	(255)	(269)	344	766
Total	$2,734	$7,394	$587	$3,321

Amounts included in accumulated other comprehensive (income) loss as of December 29, 2017 and December 30, 2016, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2017	2016	2017	2016
Prior service cost (credit)	$1,746	$1,920	$—	$(344)
Net loss	111,598	108,689	6,836	6,593
Net before income taxes	113,344	110,609	6,836	6,249
Income taxes	(39,289)	(38,182)	(2,461)	(2,250)
Net	$74,055	$72,427	$4,375	$3,999

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2018 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$277	$—
Net loss (gain)	7,797	543
Net before income taxes	8,074	543
Income taxes	(1,776)	(119)
Net	$6,298	$424

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2017	2016	2017	2016
U.S. Plans
Discount rate	3.9%	4.5%	3.9%	4.5%
Rate of compensation increase	2.8%	2.8%	N/A	N/A
Non-U.S. Plans
Discount rate	1.0%	0.9%	N/A	N/A
Rate of compensation increase	0.9%	1.0%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2017	2016	2015	2017	2016	2015
U.S. Plans
Discount rate	4.5%	4.7%	4.2%	4.5%	4.7%	4.2%
Rate of compensation increase	2.8%	3.0%	3.0%	N/A	N/A	N/A
Expected return on assets	7.0%	7.5%	7.8%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	0.9%	1.1%	1.4%	N/A	N/A	N/A
Rate of compensation increase	1.0%	1.3%	1.3%	N/A	N/A	N/A
Expected return on assets	2.0%	2.0%	2.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 6.5 percent for 2018, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

At December 29, 2017, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $1.4 million to its unfunded pension plans and $1.3 million to the postretirement medical plan in 2018. The Company will not be required to make contributions to the funded pension plans under minimum funding requirements for 2018. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2018	$13,385	$1,330
2019	13,977	1,434
2020	15,584	1,561
2021	16,576	1,635
2022	17,881	1,712
Years 2023-2027	101,558	8,971

K. Commitments and Contingencies

Lease Commitments. Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year were as follows at December 29, 2017 (in thousands):

	Buildings	Vehicles & Equipment	Total
2018	$4,911	$3,368	$8,279
2019	3,659	2,078	5,737
2020	3,113	1,364	4,477
2021	1,923	828	2,751
2022	1,524	646	2,170
Thereafter	4,170	609	4,779
Total	$19,300	$8,893	$28,193

Total rental expense was $7.6 million in 2017, $7.8 million in 2016 and $6.9 million in 2015.

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $97 million at December 29, 2017. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $33 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with noncancelable terms of more than one year include $3 million in 2018 and $3 million in 2019.

In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 29, 2017. The Company has also guaranteed the debt of its subsidiaries for up to $10 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

On January 20, 2015, the Company completed the acquisition of High Pressure Equipment Holdings, LLC (“HiP”) for $161 million cash. HiP designs and manufactures valves, fittings and other flow control equipment engineered to perform in ultra-high pressure environments. HiP’s products and business relationships enhance Graco’s position in the oil and natural gas industry and complement Graco’s core competencies of designing and manufacturing advanced flow control technologies. HiP had sales of $38 million in 2014. Results of HiP operations have been included in the Company’s Process segment from the date of acquisition, including sales of $22 million in 2017, $22 million in 2016 and $29 million in 2015.

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

The Company completed other business acquisitions in 2017, 2016 and 2015 that were not material to the consolidated financial statements.

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

N. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net Sales	$340,590	$379,483	$379,812	$374,859
Gross Profit	185,273	203,941	203,465	200,370
Net Earnings	60,732	79,828	75,460	36,392	(1)
Basic Net Earnings per Common Share	$0.36	$0.48	$0.45	$0.22	(1)
Diluted Net Earnings per Common Share	0.35	0.46	0.43	0.21	(1)
Cash Dividends Declared per Common Share	0.12	0.12	0.12	0.13

2016
Net Sales	$304,912	$348,126	$327,192	$349,063
Gross Profit	161,796	185,141	176,598	184,704
Net Earnings (Loss)	39,552	50,947	54,388	(104,213)	(2)
Basic Net Earnings (Loss) per Common Share	$0.24	$0.31	$0.33	$(0.62)	(2)
Diluted Net Earnings (Loss) per Common Share	0.23	0.30	0.32	(0.61)	(2)
Cash Dividends Declared per Common Share	0.11	0.11	0.11	0.12

(1)	Net earnings in the fourth quarter of 2017 included income tax charges totaling $36 million to recognize the effects of U.S. federal income tax reform.

(2)	Net earnings (loss) in the fourth quarter of 2016 included $161 million of after tax loss from non-cash impairment charges in the Company’s ONG reporting unit within the Process Segment.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2017 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the headings “Reports of Independent Registered Public Accounting Firm" and "Opinion on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2017 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of Our Company” in Part I of this 2017 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on April 27, 2018 (the “Proxy Statement”), is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements	32

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	60

	All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	61
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries
(in thousands)

	Allowance for Doubtful Accounts	Allowance for Returns and Credits	Total
Balance, December 26, 2014	$2,400	$5,700	$8,100
Additions charged to costs and expenses	1,500	24,600	26,100
Deductions from reserves (1)	(900)	(23,000)	(23,900)
Other additions (deductions) (2)	—	100	100
Balance, December 25, 2015	3,000	7,400	10,400
Additions charged to costs and expenses	1,200	27,800	29,000
Deductions from reserves (1)	(100)	(26,400)	(26,500)
Other additions (deductions) (2)	(200)	—	(200)
Balance, December 30, 2016	3,900	8,800	12,700
Additions charged to costs and expenses	1,600	30,600	32,200
Deductions from reserves (1)	(1,700)	(29,500)	(31,200)
Other additions (deductions) (2)	200	100	300
Balance, December 29, 2017	$4,000	$10,000	$14,000

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

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 7, 2012.)

*10.2	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2017.)

*10.3	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.4	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.5	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2015.)

*10.6
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

*10.7
Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.) Sixth Amendment adopted February 15, 2018.

*10.8
Graco Inc. Retirement Plan for Nonemployee Directors. (Incorporated by reference to Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

*10.9
Form of Amendment to Executive Officer and Non-Employee Director Stock Options to Permit Net Exercises, as adopted by the Board of Directors February 17, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the thirteen weeks ended March 30, 2012.)

*10.10
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

10.22
Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

10.23
Omnibus Amendment, dated June 26, 2014, amending and restating the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 1, 2014.) Third Amendment to Credit Agreement, dated December 15, 2016, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report 8-K filed December 20, 2016.) Fourth amendment to Credit Agreement, dated May 23, 2017, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company's 10-Q filed for the thirteen weeks ended June 30, 2017.)

10.24
Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.) Amendment and Restatement No. 1 to Note Agreement dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.) Amendment No. 2 dated as of June 26, 2014 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed for the thirteen weeks ended June 27, 2014.) Amendment No. 3 dated as of December 15, 2016 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.28 to the Company's 2016 Annual Report on Form 10-K .) Amendment No. 4 dated May 23, 2017 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's 10-Q filed for the thirteen weeks ended June 30, 2017.)

10.25
Agreement between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 27, 2012.)

10.26
Agreement Containing Consent Orders, by and between Graco Inc., Illinois Tool Works Inc., and ITW Finishing LLC, as the Respondents, and Counsel for the Federal Trade Commission. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 6, 2012.)

10.27
Decision and Order by the U.S. Federal Trade Commission in the matter of Graco Inc., Illinois Tool Works Inc. and ITW Finishing LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 8, 2014.)

11	Statement of Computation of Earnings per share included in Note I on page 49

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive Data File
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

Graco Inc.

/s/ PATRICK J. MCHALE	February 20, 2018
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 20, 2018
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTIAN E. ROTHE	February 20, 2018
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 20, 2018
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
R. William Van Sant	Director
Emily C. White	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 20, 2018
Patrick J. McHale
(For himself and as attorney-in-fact)