Form 10-K/A
period 2017-12-29
GRACO INC
filed 2018-03-02
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer   X    Accelerated filer     Non-accelerated filer     Smaller reporting company     Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes      No   X
The aggregate market value of 165,114,221 shares of common stock held by non-affiliates of the registrant was $6,014,560,705 as of June 30, 2017.
169,442,333 shares of common stock were outstanding as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Graco Inc. Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the U.S. Securities and Exchange Commission on February 20, 2018 is being filed solely for the purpose of correcting exhibits 31.1 and 31.2 (the “Certifications”), which identified the wrong periodic report in paragraph 1 of both of the Certifications. The Certifications incorrectly referred to the filing as a quarterly report on Form 10-Q, rather than an annual report on Form 10-K. The Certifications that were physically signed at the time of filing correctly identified the periodic report in paragraph 1.

No other changes have been made to any of the disclosures in the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K, except as set forth above.

Item 15.     Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this report:
(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)
Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number

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

*10.7
Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.) Sixth Amendment adopted February 15, 2018. (Incorporated by reference to Exhibit 10.7 to the Company's 2017 Annual Report on Form 10-K).

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

11	Statement of Computation of Earnings per share included in Note I. (Incorporated by reference to the Company’s 2017 Annual Report on Form 10-K.)

21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company’s 2017 Annual Report on Form 10-K.)

23	Independent Registered Public Accounting Firm’s Consent. (Incorporated by reference to Exhibit 23 to the Company’s 2017 Annual Report on Form 10-K.)

24	Power of Attorney (Incorporated by reference to Exhibit 24 to the Company’s 2017 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

31.3	Certification of Amendment No. 1 to the Annual Report by President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.4	Certification of Amendment No. 1 to the Annual Report by Chief Financial Officer pursuant to Rule 13a-14(a)

32
Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.(Incorporated by reference to Exhibit 32 to the Company’s 2017 Annual Report on Form 10-K.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GRACO INC.

Date:	March 2, 2018	/s/ PATRICK J. MCHALE
Patrick J. McHale
President and Chief Executive Officer