Form 10-K/A
period 2017-12-29
GRACO INC
filed 2018-04-23
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
Large accelerated filer   X    Accelerated filer     Non-accelerated filer     Smaller reporting company     Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes      No   X
The aggregate market value of 165,114,221 shares of common stock held by non-affiliates of the registrant was $6,014,560,705 as of June 30, 2017.
169,442,333 shares of common stock were outstanding as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2018, are incorporated by reference into Part III, as specifically set forth in said Part III.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A to the Graco Inc. Annual Report on Form 10-K for the year ended December 29, 2017, as filed with the U.S. Securities and Exchange Commission on February 20, 2018 (the “Original 10-K”) and amended on March 2, 2018 (“Amendment No. 1”), is being filed solely for the purpose of correcting exhibits 31.1 and 31.2 of the Original 10-K (the “Certifications”), which identified the wrong periodic report in paragraph 1 of both of the Certifications. The Certifications incorrectly referred to the filing as a quarterly report on Form 10-Q, rather than an annual report on Form 10-K. The Certifications that were physically signed at the time of the Original 10-K correctly identified the periodic report in paragraph 1. Amendment No. 1 is superseded in its entirety by this Amendment No. 2.
No other changes have been made to any of the disclosures in the Original 10-K. This Amendment No. 2 speaks as of the original filing date of the Original 10-K, does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original 10-K, except as set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements	33

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	61

	All other schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	62
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

*10.7
Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.) Sixth Amendment adopted February 15, 2018 (Incorporated by reference to Exhibit 10.7 to the Company's 2017 Annual Report on Form 10-K.)

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

11	Statement of Computation of Earnings per share included in Note I on page 50

21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company's 2017 Annual Report of Form 10-K.)

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney (Incorporated by reference to Exhibit 24 to the Company's 2017 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive Data File
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

GRACO INC.

Date:	April 23, 2018	/s/ PATRICK J. McHALE
Patrick J. McHale
President and Chief Executive Officer