Form 10-Q
period 2018-03-30
GRACO INC
filed 2018-04-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

167,606,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 18, 2018.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales	$406,348	$340,590
Cost of products sold	183,927	154,745
Gross Profit	222,421	185,845
Product development	15,289	14,259
Selling, marketing and distribution	62,522	54,389
General and administrative	32,914	29,762
Operating Earnings	111,696	87,435
Interest expense	3,233	4,055
Other expense, net	1,035	1,805
Earnings Before Income Taxes	107,428	81,575
Income taxes	21,918	20,843
Net Earnings	$85,510	$60,732
Per Common Share
Basic net earnings	$0.51	$0.36
Diluted net earnings	$0.49	$0.35
Cash dividends declared	$0.13	$0.12
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Earnings	$85,510	$60,732
Components of other comprehensive income (loss)
Cumulative translation adjustment	8,746	6,318
Pension and postretirement medical liability adjustment	1,826	2,000
Income taxes - pension and postretirement medical liability adjustment	(401)	(766)
Other comprehensive income	10,171	7,552
Comprehensive Income	$95,681	$68,284
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 30, 2018	December 29, 2017
ASSETS
Current Assets
Cash and cash equivalents	$113,832	$103,662
Accounts receivable, less allowances of $5,600 and $4,300	292,144	266,080
Inventories	267,298	239,349
Other current assets	42,960	34,247
Total current assets	716,234	643,338
Property, Plant and Equipment, net	207,676	204,298
Goodwill	298,087	278,789
Other Intangible Assets, net	186,823	183,056
Deferred Income Taxes	52,124	50,916
Other Assets	30,587	30,220
Total Assets	$1,491,531	$1,390,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$11,931	$6,578
Trade accounts payable	60,096	48,748
Salaries and incentives	35,870	55,884
Dividends payable	22,446	22,260
Other current liabilities	150,287	112,368
Total current liabilities	280,630	245,838
Long-term Debt	285,195	226,035
Retirement Benefits and Deferred Compensation	175,349	172,411
Deferred Income Taxes	17,697	17,253
Other Non-current Liabilities	5,481	6,017
Shareholders’ Equity
Common stock	168,033	169,319
Additional paid-in-capital	515,693	499,934
Retained earnings	176,524	181,599
Accumulated other comprehensive income (loss)	(133,071)	(127,789)
Total shareholders’ equity	727,179	723,063
Total Liabilities and Shareholders’ Equity	$1,491,531	$1,390,617
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 30, 2018	March 31, 2017
Cash Flows From Operating Activities
Net Earnings	$85,510	$60,732
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	12,651	11,094
Deferred income taxes	(2,037)	(864)
Share-based compensation	6,622	5,477
Change in
Accounts receivable	(20,798)	(23,207)
Inventories	(7,142)	(12,209)
Trade accounts payable	(1,659)	2,806
Salaries and incentives	(22,803)	(12,124)
Retirement benefits and deferred compensation	3,558	3,715
Other accrued liabilities	6,247	16,149
Other	(1,397)	(1,345)
Net cash provided by operating activities	58,752	50,224
Cash Flows From Investing Activities
Property, plant and equipment additions	(8,961)	(8,200)
Acquisition of businesses, net of cash acquired	(10,880)	(9,968)
Change in restricted assets	21	638
Other	5	(62)
Net cash provided by (used in) investing activities	(19,815)	(17,592)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	5,050	261
Borrowings on long-term line of credit	115,465	191,120
Payments on long-term debt and line of credit	(58,828)	(119,150)
Common stock issued	17,316	30,127
Common stock repurchased	(84,719)	(90,160)
Cash dividends paid	(22,445)	(20,118)
Net cash provided by (used in) financing activities	(28,161)	(7,920)
Effect of exchange rate changes on cash	(606)	(509)
Net increase (decrease) in cash and cash equivalents	10,170	24,203
Cash and Cash Equivalents
Beginning of year	103,662	52,365
End of period	$113,832	$76,568
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 30, 2018 and the related statements of earnings and comprehensive income for the three months ended March 30, 2018 and March 31, 2017, and cash flows for the three months ended March 30, 2018 and March 31, 2017 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 30, 2018, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Revenue Recognition

Adoption of New Accounting Standard

In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue from contracts with customers, contained in Accounting Standards Codification Topic 606 (“ASC 606”). The new standard sets forth a single comprehensive model for recognizing and reporting revenue. ASC 606 was effective for the Company as of December 30, 2017, the beginning of our fiscal year 2018. The Company adopted the new accounting standard using the modified retrospective transition approach. Application of the transition requirements had no material impact on operations or beginning retained earnings.

We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. Under ASC 606, rights of return are recorded as a refund liability and a recovery asset is established for the value of product expected to be returned. We previously classified rights of return, net of amounts expected to be recovered, as an allowance reducing accounts receivable. We reclassified prior period balance sheet amounts to conform to ASC 606 requirements. This resulted in an increase in accounts receivable of $9.7 million, a recovery asset of $1.7 million included in other current assets and $11.4 million of refund liability included in other current liabilities as of December 29, 2017.

Accounting Policy

Revenue is recognized upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. This is generally on the date of shipment; however certain sales have terms requiring recognition when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions. We generally determine standalone selling prices based on the prices charged to customers for all material performance obligations.

Variable consideration is accounted for as a price adjustment (sales adjustment). Following are examples of variable consideration that affect the Company's reported revenue. Early payment discounts are provided to certain customers and within certain regions. Rights of return are typically contractually limited, amounts are estimable, and the Company records provisions for anticipated returns at the time revenue is recognized. This includes promotions when, from time to time, the Company may promote the sale of new products by agreeing to accept returns of superseded products. Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include rebates based on annual purchases and sales growth, coupons and reimbursement for competitive products. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Rebates are accrued based on the program rates and progress toward the probability weighted estimate of annual sales amount and sales growth.

Additional promotions include cooperative advertising arrangements. Under cooperative advertising arrangements, the Company reimburses the distributor for a portion of its advertising costs related to the Company’s products; estimated costs are accrued at the time of sale and classified as selling, marketing and distribution expense. The estimated costs related to coupon programs are accrued at the time of sale and classified as selling, marketing and distribution expense or cost of products sold, depending on the type of incentive offered. The considerations payable to customers are deemed as broad based and are not recorded against net sales.

Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold. Amounts billed to customers for shipping and handling are included in net sales.

Deferred Revenues

We defer revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances for the three months ended March 30, 2018 was $46.2 million and consists primarily of cash payments received or due in advance of satisfying our performance obligations. The revenue recognized for the three months ended March 30, 2018 related to deferred revenue as of December 29, 2017 was $24.7 million.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Practical Expedients and Exemptions

We have made an accounting policy election to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

We have made an accounting policy election to exclude from the transaction price all sales taxes related to revenue producing transactions collected from the customer for a governmental authority.

We apply the new revenue standard requirements to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

We have made an accounting policy election to not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. If the revenue related to a performance obligation that includes goods or services that are immaterial in the context of the contract is recognized before those immaterial goods or services are transferred to the customer, then the related costs to transfer those goods or services are accrued.

We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling, marketing and distribution expense.

We disclose disaggregated revenues by reporting segment and geography in accordance with the revenue standard. See Note 7 Segment Information.

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net earnings available to common shareholders	$85,510	$60,732
Weighted average shares outstanding for basic earnings per share	169,073	167,304
Dilutive effect of stock options computed using the treasury stock method and the average market price	6,576	5,833
Weighted average shares outstanding for diluted earnings per share	175,649	173,137
Basic earnings per share	$0.51	$0.36
Diluted earnings per share	$0.49	$0.35

Stock options to purchase 1,020,000 and 2,655,000 shares were not included in the March 30, 2018 and March 31, 2017 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2017	13,290	$21.99	7,729	$18.33
Granted	1,078	43.89
Exercised	(269)	16.19
Canceled	(23)	22.86
Outstanding, March 30, 2018	14,076	$23.78	8,960	$19.69

The Company recognized year-to-date share-based compensation of $6.6 million in 2018 and $5.5 million in 2017. As of March 30, 2018, there was $20.1 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 30, 2018	March 31, 2017
Expected life in years	7.5	7.0
Interest rate	2.8%	2.3%
Volatility	25.6%	26.7%
Dividend yield	1.2%	1.6%
Weighted average fair value per share	$12.79	$7.98

Under the Company’s Employee Stock Purchase Plan, the Company issued 480,000 shares in 2018 and 500,000 shares in 2017. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	March 30, 2018	March 31, 2017
Expected life in years	1.0	1.0
Interest rate	2.1%	0.9%
Volatility	21.3%	22.3%
Dividend yield	1.2%	1.5%
Weighted average fair value per share	$10.28	$7.32

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Pension Benefits
Service cost	$2,213	$2,061
Interest cost	3,434	3,930
Expected return on assets	(4,086)	(4,352)
Amortization and other	2,095	2,325
Net periodic benefit cost	$3,656	$3,964
Postretirement Medical
Service cost	$175	$175
Interest cost	264	275
Amortization	136	50
Net periodic benefit cost	$575	$500

In March 2017, the FASB issued a final standard that changes the presentation of net periodic benefit cost related to defined benefit plans. The Company adopted the standard effective for the first quarter of 2018, and the Company has applied the change retrospectively to all periods presented. Under the new standard, net periodic benefit costs are disaggregated between service costs presented as operating expenses and other components of pension costs presented as non-operating expenses. The Company previously charged service costs to segment operations and included other components of pension cost in unallocated corporate operating expenses. Under the new standard, unallocated corporate operating expenses decreased, operating earnings increased and other expense increased by the amount of non-service components of pension cost, including the amount of changes in cash surrender value of insurance contracts used to fund certain non-qualified pension and deferred compensation arrangements. There was no impact on reported net earnings or earnings per share. The retrospective application of the new standard resulted in increases of $1.6 million to previously reported operating earnings and other non-operating expense for the quarter ended March 31, 2017.

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income (loss) before reclassifications	—	6,318	6,318
Reclassified to pension cost and deferred tax	1,234	—	1,234
Balance, March 31, 2017	$(75,192)	$(59,484)	$(134,676)

Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	—	8,746	8,746
Reclassified to pension cost and deferred tax	1,425	—	1,425
Reclassified to retained earnings	$(15,453)	$—	$(15,453)
Balance, March 30, 2018	$(92,458)	$(40,613)	$(133,071)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

In February 2018, FASB issued a new standard related to reclassification of certain tax effects from accumulated other comprehensive income (AOCI). We early-adopted the new standard in the first quarter of 2018. We elected to reclassify $15.5 million from accumulated other comprehensive income to retained earnings, representing the amount of "stranded" tax effects resulting from the change in the U.S. federal tax rate and the consequent revaluation of deferred tax assets related to pension and postretirement medical expense.

7.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales
Industrial	$195,196	$156,390
Process	80,035	70,029
Contractor	131,117	114,171
Total	$406,348	$340,590
Operating Earnings
Industrial	$69,125	$53,735
Process	17,702	13,463
Contractor	31,411	26,019
Unallocated corporate (expense)	(6,542)	(5,782)
Total	$111,696	$87,435

Assets by segment were as follows (in thousands):

	March 30, 2018	December 29, 2017
Industrial	$640,222	$572,436
Process	344,613	345,572
Contractor	291,664	255,615
Unallocated corporate	215,032	216,994
Total	$1,491,531	$1,390,617

Geographic information follows (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales (based on customer location)
United States	$193,782	$174,854
Other countries	212,566	165,736
Total	$406,348	$340,590

	March 30, 2018	December 29, 2017
Long-lived Assets
United States	$164,445	$163,416
Other countries	43,231	40,882
Total	$207,676	$204,298

8.Inventories

Major components of inventories were as follows (in thousands):

	March 30, 2018	December 29, 2017
Finished products and components	$137,197	$124,327
Products and components in various stages of completion	77,340	61,274
Raw materials and purchased components	103,312	103,407
Subtotal	317,849	289,008
Reduction to LIFO cost	(50,551)	(49,659)
Total	$267,298	$239,349

9.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 30, 2018
Cost	$181,143	$19,802	$1,071	$61,237	$263,253
Accumulated amortization	(57,497)	(8,327)	(608)	—	(66,432)
Foreign currency translation	(6,983)	(529)	(61)	(2,425)	(9,998)
Book value	$116,663	$10,946	$402	$58,812	$186,823
Weighted average life in years	13	10	4	N/A

As of December 29, 2017
Cost	$179,826	$18,479	$1,071	$59,553	$258,929
Accumulated amortization	(54,076)	(7,795)	(542)	—	(62,413)
Foreign currency translation	(9,186)	(727)	(61)	(3,486)	(13,460)
Book value	$116,564	$9,957	$468	$56,067	$183,056
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $4.0 million in 2018 and $3.6 million in 2017. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Estimated Amortization Expense	$15,995	$15,663	$15,464	$15,247	$15,162	$54,472

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 29, 2017	$161,673	$97,971	$19,145	$278,789
Additions from business acquisitions	15,446	170	459	16,075
Foreign currency translation	2,464	759		3,223
Balance, March 30, 2018	$179,583	$98,900	$19,604	$298,087

The Company completed business acquisitions in 2018 that were not material to the consolidated financial statements.

10.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	March 30, 2018	December 29, 2017
Accrued self-insurance retentions	$7,780	$7,956
Accrued warranty and service liabilities	11,108	10,535
Accrued trade promotions	6,156	10,588
Payable for employee stock purchases	2,314	10,053
Customer advances and deferred revenue	46,172	22,632
Income taxes payable	29,580	7,564
Right of return refund liability	11,699	11,412
Other	35,478	31,628
Total	$150,287	$112,368

The Company manages certain self-insured loss exposures through a wholly-owned captive insurance subsidiary. Cash balances of $9.2 million as of March 30, 2018 and $9.2 million as of December 29, 2017 were restricted to funding of the captive's loss reserves and are included within other current assets on the Company's Consolidated Balance Sheets.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 29, 2017	$10,535
Charged to expense	2,003
Margin on parts sales reversed	1,053
Reductions for claims settled	(2,483)
Balance, March 30, 2018	$11,108

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 30, 2018	December 29, 2017
Assets
Cash surrender value of life insurance	2	$15,952	$16,128
Forward exchange contracts	2	36	—
Total assets at fair value		$15,988	$16,128
Liabilities
Contingent consideration	3	$4,081	$4,081
Deferred compensation	2	4,142	3,836
Forward exchange contracts	2	—	517
Total liabilities at fair value		$8,223	$8,434

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

Long-term notes payable with fixed interest rates have a carrying amount of $225 million and an estimated fair value of $240 million as of March 30, 2018 and $245 million as of December 29, 2017. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

12.Income Taxes

The effective income tax rate was 20 percent for the quarter, down 5 percentage points from the first quarter last year. Excess tax benefits related to stock option exercises reduced the effective tax rate by 1 percentage point in the first quarter of 2018 and 4 percentage points in the first quarter last year. U.S. federal income tax reform legislation (the "Tax Act") passed at the end of 2017 decreased the effective tax rate by 8 percentage points compared to last year.

Our accounting for certain income tax effects of the Tax Act related to the transition tax is incomplete; however, we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements as of March 30, 2018 and December 29, 2017. We did not make any measurement-period adjustments to those amounts during the quarter.

13.Recent Accounting Pronouncements

In February 2016, FASB issued a final standard on leases contained in Accounting Standards Codification Topic 842 (“ASC 842”). The new standard is effective for the Company in the first quarter of 2019 and requires most leases to be recorded on the balance sheet. The Company plans to adopt the new accounting standard using the modified retrospective transition approach and will elect to use the package of practical expedients. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods.
We have established an implementation team that has started the process of gathering and analyzing our lease contracts. Based on preliminary results of the process, which has not been completed, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our earnings or shareholders equity. We expect that the recording of right-of-use assets and associated lease liabilities will be material to our consolidated balance sheet; however, we are unable to determine an amount at this time.
We are in the process of evaluating changes to our business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, we are continuing to assess any incremental disclosures that will be required in our consolidated financial statements.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	March 30, 2018	March 31, 2017	% Change
Net Sales	$406.3	$340.6	19%
Operating Earnings	111.7	87.4	28%
Net Earnings	85.5	60.7	41%
Net Earnings, adjusted (1)	84.1	57.0	48%
Diluted Net Earnings per Common Share	$0.49	$0.35	40%
Diluted Net Earnings per Common Share, adjusted (1)	$0.48	$0.33	45%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased 19 percent, with double-digit percentage growth in all segments and regions. Changes in currency translation rates increased sales by approximately $14 million (5 percentage points). Acquired operations contributed 3 percentage points of sales growth. Operating expense leverage on higher sales drove a 28 percent increase in operating earnings.

Excluding the impact of tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	Mar 30, 2018	Mar 31, 2017
Earnings before income taxes	$107.4	$81.6

Income taxes, as reported	$21.9	$20.8
Excess tax benefit from option exercises	1.4	3.7
Income taxes, adjusted	$23.3	$24.5

Effective income tax rate
As reported	20.4%	25.6%
Adjusted	21.7%	30.0%

Net Earnings, as reported	$85.5	$60.7
Excess tax benefit from option exercises	(1.4)	(3.7)
Net Earnings, adjusted	$84.1	$57.0

Weighted Average Diluted Shares	175.6	173.1
Diluted Earnings per Share
As reported	$0.49	$0.35
Adjusted	$0.48	$0.33

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales	100.0%	100.0%
Cost of products sold	45.3	45.4
Gross Profit	54.7	54.6
Product development	3.7	4.2
Selling, marketing and distribution	15.4	16.0
General and administrative	8.1	8.7
Operating Earnings	27.5	25.7
Interest expense	0.8	1.2
Other expense, net	0.3	0.6
Earnings Before Income Taxes	26.4	23.9
Income taxes	5.4	6.1
Net Earnings	21.0%	17.8%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Americas(1)	$221.4	$200.0
EMEA(2)	101.4	79.1
Asia Pacific	83.5	61.5
Consolidated	$406.3	$340.6

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	9%	1%	1%	11%
EMEA	8%	7%	13%	28%
Asia Pacific	23%	5%	8%	36%
Consolidated	11%	3%	5%	19%

Gross Profit

Gross profit margin rates improved slightly for the quarter. Favorable effects from currency translation were mostly offset by the unfavorable effect of lower gross margins from acquired operations, including a charge of $1 million related to purchase accounting inventory valuation.

Operating Expenses

Total operating expenses for the quarter increased $12 million (13 percent) compared to the first quarter last year. The increase includes $3 million related to currency translation, $2 million from acquired operations and $3 million of increases in sales and earnings-based incentive compensation and market-driven share-based compensation.

Income Taxes

The effective income tax rate was 20 percent for the quarter, down 5 percentage points from the first quarter last year. Excess tax benefits related to stock option exercises reduced the effective tax rate by 1 percentage point in the first quarter of 2018 and 4 percentage points in the first quarter last year. U.S. federal income tax reform legislation passed at the end of 2017 decreased the effective tax rate by 8 percentage points compared to last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales
Americas	$74.2	$69.0
EMEA	60.2	44.1
Asia Pacific	60.8	43.3
Total	$195.2	$156.4
Operating earnings as a percentage of net sales	35%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	7%	0%	0%	7%
EMEA	10%	12%	15%	37%
Asia Pacific	24%	7%	9%	40%
Segment Total	13%	5%	7%	25%

Industrial segment sales growth included $9 million from acquired operations and strong finishing systems sales. Unfavorable effects of purchase accounting and lower operating margins in acquired operations partially offset the operating margin rate increase from higher sales volume and favorable expense leverage.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales
Americas	$51.3	$44.6
EMEA	15.0	14.9
Asia Pacific	13.7	10.5
Total	$80.0	$70.0
Operating earnings as a percentage of net sales	22%	19%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	13%	2%	0%	15%
EMEA	(8)%	1%	8%	1%
Asia Pacific	25%	1%	6%	32%
Segment Total	10%	1%	3%	14%

The Process segment had sales growth in all product applications. Sales growth was particularly strong in the segment's Lubrication division. Operating margin rates for this segment increased 3 percentage points driven by higher sales and favorable expense leverage.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net Sales
Americas	$95.9	$86.4
EMEA	26.2	20.1
Asia Pacific	9.0	7.7
Total	$131.1	$114.2
Operating earnings as a percentage of net sales	24%	23%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	9%	2%	0%	11%
EMEA	15%	0%	15%	30%
Asia Pacific	11%	0%	5%	16%
Segment Total	11%	1%	3%	15%

Contractor segment sales increased in all channels. Currency translation effects drove the segment's 1 percentage point increase in operating margin rate.

Liquidity and Capital Resources

Net cash provided by operating activities of $59 million increased $9 million compared to the first three months of last year, driven by the increase in net earnings, partially offset by higher performance-based incentive payouts in 2018. Increases in accounts receivable and inventories reflect acquired operations and growth in business activity in the first quarter of 2018. The Company used cash of $11 million in 2018 and $10 million in 2017 to acquire businesses that were not material to the consolidated financial statements. Other significant uses of cash in 2018 included share repurchases of $85 million (partially offset by $17 million of net proceeds from shares issued), cash dividends of $22 million, and property, plant and equipment additions of $9 million.

At March 30, 2018, cash balances of $9 million were restricted to funding of certain self-insured loss reserves. Restricted cash is included within other current assets on the Company's consolidated balance sheet.

At March 30, 2018, the Company had various lines of credit totaling $546 million, of which $475 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2018.

Outlook

Demand in the first quarter continued to be broad-based across products and geographies. We are raising our full-year 2018 outlook to mid-to-high single-digit organic sales growth on a constant currency basis worldwide, from a prior outlook of mid single-digit growth. Industrial segment demand in the first quarter was consistent with our full-year Company outlook, with segment sales outgrowing bookings; we expect the Industrial segment's second quarter growth to moderate and the first half sales growth to be consistent with the full-year Company outlook. Regionally, we expect to achieve mid-to-high single-digit growth for the full-year 2018.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2017 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; economic conditions in the United States and other major world economies; changes in tax rates or the adoption of new tax legislation: changes in currency translation rates; changes in laws and regulations; compliance with anti-corruption and trade laws; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; the possibility of decline in purchases from few large customers of the Contractor segment; variations in activity in the construction, automotive, mining and oil and natural gas industries; our ability to attract, develop and retain qualified personnel; and catastrophic events. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2017 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2017 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the Company to purchase up to 18,000,000 shares of its outstanding common stock, primarily through open-market transactions. The authorization is for an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Dec 30, 2017 - Jan 26, 2018	—	$—	—	8,807,604
Jan 27, 2018 - Feb 23, 2018	600,000	$44.59	600,000	8,207,604
Feb 24, 2018 - Mar 30, 2018	1,450,797	$44.64	1,450,797	6,756,807

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 25, 2018.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 25, 2018	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2018	By:	/s/ Christian E. Rothe
Christian E. Rothe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 25, 2018	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)