Form 10-Q
period 2018-06-29
GRACO INC
filed 2018-07-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 29, 2018

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

167,150,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 18, 2018.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales	$424,570	$379,483	$830,918	$720,073
Cost of products sold	194,667	174,973	378,594	329,718
Gross Profit	229,903	204,510	452,324	390,355
Product development	16,112	14,662	31,401	28,921
Selling, marketing and distribution	62,949	55,583	125,471	109,972
General and administrative	37,464	33,855	70,378	63,617
Operating Earnings	113,378	100,410	225,074	187,845
Interest expense	3,891	4,154	7,124	8,209
Other expense, net	4,251	652	5,286	2,457
Earnings Before Income Taxes	105,236	95,604	212,664	177,179
Income taxes	16,096	15,776	38,014	36,619
Net Earnings	$89,140	$79,828	$174,650	$140,560
Per Common Share
Basic net earnings	$0.53	$0.48	$1.04	$0.84
Diluted net earnings	$0.51	$0.46	$1.00	$0.81
Cash dividends declared	$0.13	$0.12	$0.27	$0.24
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Earnings	$89,140	$79,828	$174,650	$140,560
Components of other comprehensive income (loss)
Cumulative translation adjustment	(15,112)	11,029	(6,366)	17,347
Pension and postretirement medical liability adjustment	2,705	1,784	4,531	3,784
Income taxes - pension and postretirement medical liability adjustment	(596)	(717)	(997)	(1,483)
Other comprehensive income	(13,003)	12,096	(2,832)	19,648
Comprehensive Income	$76,137	$91,924	$171,818	$160,208
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 29, 2018	December 29, 2017
ASSETS
Current Assets
Cash and cash equivalents	$109,854	$103,662
Accounts receivable, less allowances of $5,300 and $4,300	290,946	266,080
Inventories	271,729	239,349
Other current assets	36,757	34,247
Total current assets	709,286	643,338
Property, Plant and Equipment, net	214,997	204,298
Goodwill	294,343	278,789
Other Intangible Assets, net	174,202	183,056
Deferred Income Taxes	48,683	50,916
Other Assets	31,450	30,220
Total Assets	$1,472,961	$1,390,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$6,549	$6,578
Trade accounts payable	54,814	48,748
Salaries and incentives	45,647	55,884
Dividends payable	22,146	22,260
Other current liabilities	138,369	112,368
Total current liabilities	267,525	245,838
Long-term Debt	297,295	226,035
Retirement Benefits and Deferred Compensation	174,856	172,411
Deferred Income Taxes	17,080	17,253
Other Non-current Liabilities	4,400	6,017
Shareholders’ Equity
Common stock	167,130	169,319
Additional paid-in-capital	505,342	499,934
Retained earnings	185,407	181,599
Accumulated other comprehensive income (loss)	(146,074)	(127,789)
Total shareholders’ equity	711,805	723,063
Total Liabilities and Shareholders’ Equity	$1,472,961	$1,390,617
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash Flows From Operating Activities
Net Earnings	$174,650	$140,560
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	23,755	22,362
Deferred income taxes	355	(2,653)
Share-based compensation	15,832	13,451
Change in
Accounts receivable	(26,100)	(35,455)
Inventories	(17,700)	(17,103)
Trade accounts payable	2,298	3,175
Salaries and incentives	(13,231)	(1,808)
Retirement benefits and deferred compensation	6,627	6,566
Other accrued liabilities	6,493	10,453
Other	(2,202)	(3,857)
Net cash provided by operating activities	170,777	135,691
Cash Flows From Investing Activities
Property, plant and equipment additions	(27,443)	(16,621)
Acquisition of businesses, net of cash acquired	(10,519)	(9,905)
Other	(65)	102
Net cash provided by (used in) investing activities	(38,027)	(26,424)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	112	1,568
Borrowings on long-term line of credit	389,340	293,880
Payments on long-term debt and line of credit	(320,603)	(288,550)
Common stock issued	20,052	46,693
Common stock repurchased	(155,601)	(90,160)
Taxes paid related to net share settlement of equity awards	(16,151)	(10,735)
Cash dividends paid	(44,650)	(40,115)
Net cash provided by (used in) financing activities	(127,501)	(87,419)
Effect of exchange rate changes on cash	448	333
Net increase (decrease) in cash and cash equivalents	5,697	22,181
Cash, Cash Equivalents and Restricted Cash
Beginning of year	112,904	61,594
End of period	$118,601	$83,775
Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$109,854	$75,446
Restricted cash included in other current assets	8,747	8,329
Cash, cash equivalents and restricted cash	$118,601	$83,775
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 29, 2018 and the related statements of earnings and comprehensive income for the three and six months ended June 29, 2018 and June 30, 2017, and cash flows for the six months ended June 29, 2018 and June 30, 2017 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 29, 2018, and the results of operations and cash flows for all periods presented. Certain prior year disclosures have been revised to conform with current year reporting.

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

Deferred Revenues

We defer revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $46.9 million as of June 29, 2018 and $22.6 million as of December 29, 2017. The increase from year-end 2017 includes $21.4 million related to a business acquired in 2018. Net sales for the year to date included $20.0 million that was in deferred revenue and customer advances as of December 29, 2017.

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

We disclose disaggregated revenues by reporting segment and geography in accordance with the revenue standard. See Note 7 Segment Information.

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings available to common shareholders	$89,140	$79,828	$174,650	$140,560
Weighted average shares outstanding for basic earnings per share	167,260	167,404	168,166	167,354
Dilutive effect of stock options computed using the treasury stock method and the average market price	6,005	6,378	6,291	6,105
Weighted average shares outstanding for diluted earnings per share	173,265	173,782	174,457	173,459
Basic earnings per share	$0.53	$0.48	$1.04	$0.84
Diluted earnings per share	$0.51	$0.46	$1.00	$0.81

Stock options to purchase 1,099,000 and 801,000 shares were not included in the June 29, 2018 and June 30, 2017 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2017	13,290	$21.99	7,729	$18.33
Granted	1,163	44.05
Exercised	(1,745)	19.25
Canceled	(50)	26.40
Outstanding, June 29, 2018	12,658	$24.38	7,616	$19.80

The Company recognized year-to-date share-based compensation of $15.8 million in 2018 and $13.5 million in 2017. As of June 29, 2018, there was $14.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 29, 2018	June 30, 2017
Expected life in years	7.5	7.0
Interest rate	2.8%	2.2%
Volatility	25.5%	26.7%
Dividend yield	1.2%	1.6%
Weighted average fair value per share	$12.84	$8.08

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

	Six Months Ended
	June 29, 2018	June 30, 2017
Expected life in years	1.0	1.0
Interest rate	2.1%	0.9%
Volatility	21.3%	22.3%
Dividend yield	1.2%	1.5%
Weighted average fair value per share	$10.28	$7.32

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Pension Benefits
Service cost	$1,998	$1,754	$4,211	$3,815
Interest cost	3,411	3,673	6,845	7,603
Expected return on assets	(4,632)	(4,112)	(8,718)	(8,464)
Amortization and other	2,080	2,199	4,175	4,524
Net periodic benefit cost	$2,857	$3,514	$6,513	$7,478
Postretirement Medical
Service cost	$175	$126	$350	$301
Interest cost	265	271	529	546
Amortization	136	(55)	272	(5)
Net periodic benefit cost	$576	$342	$1,151	$842

In March 2017, the FASB issued a final standard that changes the presentation of net periodic benefit cost related to defined benefit plans. The Company adopted the standard effective for the first quarter of 2018, and the Company has applied the change retrospectively to all periods presented. Under the new standard, net periodic benefit costs are disaggregated between service costs presented as operating expenses and other components of pension costs presented as non-operating expenses. The Company previously charged service costs to segment operations and included other components of pension cost in unallocated corporate operating expenses. Under the new standard, unallocated corporate operating expenses decreased, operating earnings increased and other expense increased by the amount of non-service components of pension cost, including the amount of changes in cash surrender value of insurance contracts used to fund certain non-qualified pension and deferred compensation arrangements. There was no impact on reported net earnings or earnings per share. The retrospective application of the new standard resulted in increases of $1.6 million and $3.3 million to previously reported operating earnings and other non-operating expense for the quarter and year to date ended June 30, 2017, respectively.

Subsequent to the end of the second quarter of 2018, the Company made a $40 million voluntary contribution to one of its U.S. qualified defined benefit plans.

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, March 31, 2017	$(75,192)	$(59,484)	$(134,676)
Other comprehensive income (loss) before reclassifications	—	11,029	11,029
Reclassified to pension cost and deferred tax	1,067	—	1,067
Balance, June 30, 2017	$(74,125)	$(48,455)	$(122,580)

Balance, March 30, 2018	$(92,458)	$(40,613)	$(133,071)
Other comprehensive income (loss) before reclassifications	—	(15,112)	(15,112)
Reclassified to pension cost and deferred tax	2,109	—	2,109
Balance, June 29, 2018	$(90,349)	$(55,725)	$(146,074)

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income (loss) before reclassifications	—	17,347	17,347
Reclassified to pension cost and deferred tax	2,301	—	2,301
Balance, June 30, 2017	$(74,125)	$(48,455)	$(122,580)

Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	—	(6,366)	(6,366)
Reclassified to pension cost and deferred tax	3,534	—	3,534
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, June 29, 2018	$(90,349)	$(55,725)	$(146,074)

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

On April 30, 2018, the Company repurchased 0.7 million shares of its common stock for $28.2 million from the President and Chief Executive Officer of the Company. The $43.33 per share purchase price represented a discount of 3 percent from the closing price of the Company’s stock immediately prior to the date of the transaction. The repurchase is expected to be accretive to earnings per share and yield a rate of return to remaining shareholders that will exceed the Company’s equity cost of capital. The Company used available cash balances and borrowings under its revolving line of credit to fund the repurchase.

7.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales
Industrial	$190,459	$174,868	$385,655	$331,258
Process	85,059	73,399	165,094	143,428
Contractor	149,052	131,216	280,169	245,387
Total	$424,570	$379,483	$830,918	$720,073
Operating Earnings
Industrial	$67,030	$61,596	$136,155	$115,331
Process	17,065	13,418	34,767	26,881
Contractor	38,382	33,759	69,793	59,778
Unallocated corporate (expense)	(9,099)	(8,363)	(15,641)	(14,145)
Total	$113,378	$100,410	$225,074	$187,845

Assets by segment were as follows (in thousands):

	June 29, 2018	December 29, 2017
Industrial	$627,490	$572,436
Process	341,272	345,572
Contractor	298,431	255,615
Unallocated corporate	205,768	216,994
Total	$1,472,961	$1,390,617

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales (based on customer location)
United States	$212,541	$194,619	$406,323	$369,473
Other countries	212,029	184,864	424,595	350,600
Total	$424,570	$379,483	$830,918	$720,073

	June 29, 2018	December 29, 2017
Long-lived Assets
United States	$165,818	$163,416
Other countries	49,179	40,882
Total	$214,997	$204,298

8.Inventories

Major components of inventories were as follows (in thousands):

	June 29, 2018	December 29, 2017
Finished products and components	$141,101	$124,327
Products and components in various stages of completion	73,900	61,274
Raw materials and purchased components	108,083	103,407
Subtotal	323,084	289,008
Reduction to LIFO cost	(51,355)	(49,659)
Total	$271,729	$239,349

9.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 29, 2018
Cost	$179,444	$19,371	$1,070	$59,937	$259,822
Accumulated amortization	(60,872)	(8,515)	(674)	—	(70,061)
Foreign currency translation	(10,427)	(860)	(72)	(4,200)	(15,559)
Book value	$108,145	$9,996	$324	$55,737	$174,202
Weighted average life in years	13	10	4	N/A

As of December 29, 2017
Cost	$179,826	$18,479	$1,071	$59,553	$258,929
Accumulated amortization	(54,076)	(7,795)	(542)	—	(62,413)
Foreign currency translation	(9,186)	(727)	(61)	(3,486)	(13,460)
Book value	$116,564	$9,957	$468	$56,067	$183,056
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $4.0 million in 2018 and $3.7 million in 2017 and for the year to date was $8.0 million in 2018 and $7.3 million in 2017. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Estimated Amortization Expense	$15,540	$15,014	$14,798	$14,602	$14,617	$51,862

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 29, 2017	$161,673	$97,971	$19,145	$278,789
Additions, adjustments from business acquisitions	17,544	170	409	18,123
Foreign currency translation	(2,141)	(428)	—	(2,569)
Balance, June 29, 2018	$177,076	$97,713	$19,554	$294,343

The Company completed business acquisitions in 2018 that were not material to the consolidated financial statements.

10.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	June 29, 2018	December 29, 2017
Accrued self-insurance retentions	$7,853	$7,956
Accrued warranty and service liabilities	10,956	10,535
Accrued trade promotions	9,064	10,588
Payable for employee stock purchases	5,666	10,053
Customer advances and deferred revenue	46,881	22,632
Income taxes payable	12,554	7,564
Right of return refund liability	12,119	11,412
Other	33,276	31,628
Total	$138,369	$112,368

The Company managed certain self-insured loss exposures through a wholly-owned captive insurance subsidiary. Cash balances of $8.7 million as of June 29, 2018 and $9.2 million as of December 29, 2017 were restricted to funding of the captive's loss reserves and are included within other current assets on the Company's Consolidated Balance Sheets. The Company has begun the process of dissolving the captive insurance subsidiary. Cash balances will no longer be restricted upon final dissolution.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 29, 2017	$10,535
Charged to expense	3,917
Margin on parts sales reversed	1,440
Reductions for claims settled	(4,936)
Balance, June 29, 2018	$10,956

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 29, 2018	December 29, 2017
Assets
Cash surrender value of life insurance	2	$16,000	$16,128
Forward exchange contracts	2	677	—
Total assets at fair value		$16,677	$16,128
Liabilities
Contingent consideration	3	$5,300	$4,081
Deferred compensation	2	4,257	3,836
Forward exchange contracts	2	—	517
Total liabilities at fair value		$9,557	$8,434

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

Long-term notes payable with fixed interest rates have a carrying amount of $225 million and an estimated fair value of $235 million as of June 29, 2018 and $245 million as of December 29, 2017. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

12.Income Taxes

The effective income tax rate was 15 percent for the quarter, down 1 percentage point from the second quarter last year. The effective income tax rate for the year to date was 18 percent, down 3 percentage points from last year. U.S. federal income tax reform legislation (the "Tax Act") passed at the end of 2017 decreased the effective tax rate by 9 percentage points percentage points for both the quarter and the year to date compared to last year. Excess tax benefits related to stock option exercises reduced the effective tax rate by 6 percentage points in the second quarter of 2018 and 14 percentage points in the second quarter last year. Year-to-date excess tax benefits related to stock option exercises reduced the effective tax rate by 4 percentage points in 2018 and 10 percentage points in 2017.

Our accounting for certain income tax effects of the Tax Act related to the transition tax is incomplete; however, we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements as of June 29, 2018 and December 29, 2017. We did not make any measurement-period adjustments to those amounts during the first half of 2018.

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
We have established an implementation team that has gathered and analyzed a significant portion of our lease contracts. Based on preliminary results of the process, which has not been completed, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our earnings or shareholders equity. We expect that the recording of right-of-use assets and associated lease liabilities will have a significant effect on our consolidated balance sheet; however, we are unable to determine an amount at this time.
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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	June 29, 2018	June 30, 2017	% Change	June 29, 2018	June 30, 2017	% Change
Net Sales	$424.6	$379.5	12%	$830.9	$720.1	15%
Operating Earnings	113.4	100.4	13%	225.1	187.8	20%
Net Earnings	89.1	79.8	12%	174.7	140.6	24%
Net Earnings, adjusted (1)	82.7	66.2	25%	166.8	123.4	35%
Diluted Net Earnings per Common Share	$0.51	$0.46	11%	$1.00	$0.81	23%
Diluted Net Earnings per Common Share, adjusted (1)	$0.48	$0.38	26%	$0.96	$0.71	35%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales for the quarter and year to date increased double-digit percentages with growth in all segments. Changes in currency translation rates increased sales by approximately $9 million (3 percentage points) for the quarter and $23 million (3 percentage points) for the year to date. Acquired operations contributed 3 percentage points of sales growth for the quarter and year to date. Operating expense leverage on higher sales drove 13 percent and 20 percent increases in operating earnings for the quarter and year to date, respectively.

Excluding the impact of tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	Jun 29, 2018	Jun 30, 2017	Jun 29, 2018	Jun 30, 2017
Earnings before income taxes	$105.2	$95.6	$212.7	$177.2

Income taxes, as reported	$16.1	$15.8	$38.0	$36.6
Excess tax benefit from option exercises	6.4	13.6	7.9	17.2
Income taxes, adjusted	$22.5	$29.4	$45.9	$53.8

Effective income tax rate
As reported	15.3%	16.5%	17.9%	20.7%
Adjusted	21.4%	30.7%	21.6%	30.4%

Net Earnings, as reported	$89.1	$79.8	$174.7	$140.6
Excess tax benefit from option exercises	(6.4)	(13.6)	(7.9)	(17.2)
Net Earnings, adjusted	$82.7	$66.2	$166.8	$123.4

Weighted Average Diluted Shares	173.3	173.8	174.5	173.5
Diluted Earnings per Share
As reported	$0.51	$0.46	$1.00	$0.81
Adjusted	$0.48	$0.38	$0.96	$0.71

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	45.9	46.1	45.6	45.8
Gross Profit	54.1	53.9	54.4	54.2
Product development	3.8	3.9	3.8	4.0
Selling, marketing and distribution	14.8	14.6	15.1	15.3
General and administrative	8.8	8.9	8.4	8.8
Operating Earnings	26.7	26.5	27.1	26.1
Interest expense	0.9	1.1	0.9	1.1
Other expense, net	1.0	0.2	0.6	0.4
Earnings Before Income Taxes	24.8	25.2	25.6	24.6
Income taxes	3.8	4.2	4.6	5.1
Net Earnings	21.0%	21.0%	21.0%	19.5%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Americas(1)	$245.7	$221.4	$467.1	$421.4
EMEA(2)	96.8	87.0	198.2	166.1
Asia Pacific	82.1	71.1	165.6	132.6
Consolidated	$424.6	$379.5	$830.9	$720.1

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	10%	1%	0%	11%	10%	1%	0%	11%
EMEA	(2)%	6%	7%	11%	3%	6%	10%	19%
Asia Pacific	7%	3%	5%	15%	15%	4%	6%	25%
Consolidated	6%	3%	3%	12%	9%	3%	3%	15%

Gross Profit

Gross profit margin rates improved slightly for the quarter and year to date. Favorable effects from currency translation and realized pricing were mostly offset by the unfavorable effects of lower gross margins from acquired operations and changes in product and channel mix.

Operating Expenses

Total operating expenses for the quarter increased $12 million (12 percent) compared to the second quarter last year. The increase includes approximately $2 million related to currency translation, $2 million from acquired operations, $4 million of increases in costs directly based on sales and earnings and a $1 million increase in market-driven share-based compensation. Year-to-date operating expenses increased $25 million (12 percent) compared to the first half last year. The increase includes approximately $5 million related to currency translation, $4 million from acquired operations, $9 million of increases in costs directly based on sales and earnings and a $2 million increase in market-driven share-based compensation.

Other expense

Other expense for the quarter and year to date includes $3 million and $2 million of exchange losses on net assets of foreign operations, respectively, compared to small gains in the comparable periods last year.

Income Taxes

The effective income tax rate was 15 percent for the quarter, down 1 percentage point from the second quarter last year. U.S. federal income tax reform legislation passed at the end of 2017 decreased the effective tax rate by 9 percentage points for the quarter, and a decrease in excess tax benefits related to stock option exercises increased the effective rate by 8 percentage points compared to the second quarter of last year. The effective income tax rate for the year to date was 18 percent, down 3 percentage points from last year. U.S. federal income tax reform legislation decreased the year-to-date effective tax rate by 9 percentage points and the decrease in excess tax benefits related to stock option exercises increased the effective rate by 6 percentage points from the comparable period last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales
Americas	$79.3	$75.9	$153.5	$144.9
EMEA	56.5	49.9	116.7	94.0
Asia Pacific	54.7	49.1	115.5	92.4
Total	$190.5	$174.9	$385.7	$331.3
Operating earnings as a percentage of net sales	35%	35%	35%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	4%	0%	0%	4%	6%	0%	0%	6%
EMEA	(5)%	11%	7%	13%	2%	11%	11%	24%
Asia Pacific	2%	5%	5%	12%	12%	6%	7%	25%
Segment Total	1%	4%	4%	9%	6%	5%	5%	16%

Industrial segment sales growth included $8 million for the quarter and $17 million for the year to date from acquired operations. Sales growth for the quarter was modest due to timing of finishing system sales and other project activity. Strong finishing systems sales in the first quarter boosted year to date sales growth. Operating margin rates for the quarter and year to date were consistent with comparable periods last year. The favorable effects of translation and product and channel mix were offset by the effects of purchase accounting and lower operating margins in acquired operations.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales
Americas	$54.8	$46.6	$106.1	$91.2
EMEA	14.4	13.9	29.4	28.8
Asia Pacific	15.9	12.9	29.6	23.4
Total	$85.1	$73.4	$165.1	$143.4
Operating earnings as a percentage of net sales	20%	18%	21%	19%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	16%	2%	0%	18%	14%	2%	0%	16%
EMEA	(2)%	1%	5%	4%	(5)%	1%	6%	2%
Asia Pacific	18%	1%	4%	23%	21%	1%	5%	27%
Segment Total	13%	1%	2%	16%	11%	1%	3%	15%

The Process segment had sales growth in all product applications. Strong sales growth continued in the segment's Lubrication division, and the Oil and Natural Gas division had solid growth in the second quarter. Operating margin rates for this segment improved by 2 percentage points for both the quarter and year to date, driven by higher sales volume and expense leverage.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Sales
Americas	$111.6	$98.9	$207.5	$185.3
EMEA	26.0	23.2	52.2	43.3
Asia Pacific	11.5	9.1	20.5	16.8
Total	$149.1	$131.2	$280.2	$245.4
Operating earnings as a percentage of net sales	26%	26%	25%	24%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	2%	0%	13%	10%	2%	0%	12%
EMEA	4%	0%	8%	12%	10%	0%	11%	21%
Asia Pacific	22%	0%	4%	26%	17%	0%	5%	22%
Segment Total	11%	1%	2%	14%	11%	1%	2%	14%

Contractor segment sales increased in all channels. Operating margin rates for the quarter and year to date improved slightly compared to the comparable periods last year. Favorable effects of translation and expense leverage were offset by increases in volume and earnings-based incentive costs.

Liquidity and Capital Resources

Net cash provided by operating activities of $171 million increased $35 million compared to the first half of last year, driven by the increase in net earnings. Increases in accounts receivable and inventories reflect acquired operations and growth in business activity in the first half of 2018. The Company used cash of $11 million in 2018 and $10 million in 2017 to acquire businesses that were not material to the consolidated financial statements. Other significant uses of cash in 2018 included share repurchases of $156 million (including $28 million repurchased from the Company's President and Chief Executive Officer), cash dividends of $45 million, and property, plant and equipment additions of $27 million.

Subsequent to the end of the second quarter of 2018, the Company used available cash and borrowings under its revolving line of credit to make a $40 million voluntary contribution to one of its U.S. qualified defined benefit retirement plans.

At June 29, 2018, the Company had various lines of credit totaling $544 million, of which $466 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2018.

Outlook

Demand remains broad-based across products and geographies. We are holding to our outlook of mid-to-high single-digit organic sales growth on a constant currency basis worldwide for the full year 2018. Although we anticipate second half pressures from tariffs, material costs and currency, we are encouraged by the strong levels of demand in many of our key end markets. As a result, we believe Graco is well positioned to deliver another record year of sales and earnings in 2018.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Mar 31, 2018 - Apr 27, 2018	768,078	$44.87	768,078	5,988,729
Apr 28, 2018 - May 25, 2018 (1)	683,188	$43.36	683,188	5,305,541
May 26, 2018 - June 29, 2018	—	$—	—	5,305,541

(1) On April 30, 2018, the Company repurchased 650,770 shares of its common stock for $28.2 million from the President and Chief Executive Officer of the Company. The $43.33 per share purchase price represented a discount of 3 percent from the closing price of the Company’s stock immediately prior to the date of the transaction.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Stock Repurchase Agreement, dated April 30, 2018, by and between Graco Inc. and Patrick J. McHale. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed May 1, 2018.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 25, 2018.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 25, 2018	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2018	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 25, 2018	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)