Form 10-Q
period 2018-09-28
GRACO INC
filed 2018-10-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

166,437,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 18, 2018.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net Sales	$415,936	$379,812	$1,246,854	$1,099,885
Cost of products sold	194,477	175,732	573,071	505,450
Gross Profit	221,459	204,080	673,783	594,435
Product development	15,734	14,552	47,135	43,473
Selling, marketing and distribution	57,270	57,381	182,741	167,353
General and administrative	33,676	30,712	104,054	94,329
Operating Earnings	114,779	101,435	339,853	289,280
Interest expense	3,583	3,901	10,707	12,110
Other expense, net	3,139	1,142	8,425	3,599
Earnings Before Income Taxes	108,057	96,392	320,721	273,571
Income taxes	15,376	20,932	53,390	57,551
Net Earnings	$92,681	$75,460	$267,331	$216,020
Per Common Share
Basic net earnings	$0.55	$0.45	$1.59	$1.29
Diluted net earnings	$0.54	$0.43	$1.54	$1.24
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net Earnings	$92,681	$75,460	$267,331	$216,020
Components of other comprehensive income (loss)
Cumulative translation adjustment	4,161	574	(2,205)	17,921
Pension and postretirement medical liability adjustment	1,972	2,250	6,503	6,034
Income taxes - pension and postretirement medical liability adjustment	(448)	(797)	(1,445)	(2,280)
Other comprehensive income	5,685	2,027	2,853	21,675
Comprehensive Income	$98,366	$77,487	$270,184	$237,695
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 28, 2018	December 29, 2017
ASSETS
Current Assets
Cash and cash equivalents	$137,589	$103,662
Accounts receivable, less allowances of $5,200 and $4,300	289,633	266,080
Inventories	277,726	239,349
Other current assets	25,812	34,247
Total current assets	730,760	643,338
Property, Plant and Equipment, net	220,164	204,298
Goodwill	296,299	278,789
Other Intangible Assets, net	172,476	183,056
Deferred Income Taxes	32,958	50,916
Other Assets	32,844	30,220
Total Assets	$1,485,501	$1,390,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$3,960	$6,578
Trade accounts payable	53,102	48,748
Salaries and incentives	54,896	55,884
Dividends payable	22,191	22,260
Other current liabilities	130,085	112,368
Total current liabilities	264,234	245,838
Long-term Debt	266,424	226,035
Retirement Benefits and Deferred Compensation	136,539	172,411
Deferred Income Taxes	17,242	17,253
Other Non-current Liabilities	4,500	6,017
Shareholders’ Equity
Common stock	167,409	169,319
Additional paid-in-capital	513,643	499,934
Retained earnings	255,899	181,599
Accumulated other comprehensive income (loss)	(140,389)	(127,789)
Total shareholders’ equity	796,562	723,063
Total Liabilities and Shareholders’ Equity	$1,485,501	$1,390,617
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash Flows From Operating Activities
Net Earnings	$267,331	$216,020
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	35,570	33,620
Deferred income taxes	15,407	58
Share-based compensation	22,016	19,154
Change in
Accounts receivable	(25,576)	(31,614)
Inventories	(23,094)	(16,788)
Trade accounts payable	74	4,319
Salaries and incentives	(4,943)	7,214
Retirement benefits and deferred compensation	(30,202)	(8,595)
Other accrued liabilities	(1,348)	25,402
Other	(974)	(2,642)
Net cash provided by operating activities	254,261	246,148
Cash Flows From Investing Activities
Property, plant and equipment additions	(39,569)	(28,899)
Acquisition of businesses, net of cash acquired	(10,769)	(12,905)
Other	(1,386)	(124)
Net cash provided by (used in) investing activities	(51,724)	(41,928)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(2,558)	(3,361)
Borrowings on long-term lines of credit	612,979	293,880
Payments on long-term debt and lines of credit	(575,113)	(299,565)
Common stock issued	23,471	53,422
Common stock repurchased	(155,601)	(90,160)
Taxes paid related to net share settlement of equity awards	(16,151)	(10,735)
Cash dividends paid	(66,794)	(60,273)
Net cash provided by (used in) financing activities	(179,767)	(116,792)
Effect of exchange rate changes on cash	1,915	(1,142)
Net increase (decrease) in cash and cash equivalents	24,685	86,286
Cash, Cash Equivalents and Restricted Cash
Beginning of year	112,904	61,594
End of period	$137,589	$147,880
Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$137,589	$140,000
Restricted cash included in other current assets	—	7,880
Cash, cash equivalents and restricted cash	$137,589	$147,880
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2017	$55,991	493,329	224,822	$(122,580)	$651,562
Shares issued	155	6,578	—	—	6,733
Shares repurchased	(31)	(255)	288	—	2
Stock compensation cost	—	4,422	—	—	4,422
Restricted stock canceled (issued)	—	(2)	—	—	(2)
Net earnings	—	—	75,460	—	75,460
Dividends declared ($0.1200 per share)	—	—	(20,215)	—	(20,215)
Other comprehensive income (loss)	—	—	—	2,027	2,027
Balance, September 29, 2017	$56,115	504,072	280,355	$(120,553)	$719,989

Balance, June 29, 2018	$167,130	$505,342	$185,407	$(146,074)	$711,805
Shares issued	279	3,140	—	—	3,419
Shares repurchased	—	—	—	—	—
Stock compensation cost	—	5,161	—	—	5,161
Net earnings	—	—	92,681	—	92,681
Dividends declared ($0.1325 per share)	—	—	(22,189)	—	(22,189)
Other comprehensive income (loss)	—	—	—	5,685	5,685
Balance, September 28, 2018	$167,409	513,643	255,899	$(140,389)	$796,562

Balance, December 30, 2016	$55,834	$453,394	$206,820	$(142,228)	$573,820
Shares issued	1,164	41,809	—	—	42,973
Shares repurchased	(883)	(7,172)	(82,104)	—	(90,159)
Stock compensation cost	—	16,326	—	—	16,326
Restricted stock canceled (issued)	—	(285)	—	—	(285)
Net earnings	—	—	216,020	—	216,020
Dividends declared ($0.3600 per share)	—	—	(60,381)	—	(60,381)
Other comprehensive income (loss)	—	—	—	21,675	21,675
Balance, September 29, 2017	$56,115	$504,072	$280,355	$(120,553)	$719,989

Balance, December 29, 2017	$169,319	$499,934	$181,599	$(127,789)	$723,063
Shares issued	1,592	6,500	—	—	8,092
Shares repurchased	(3,502)	(10,340)	(141,759)	—	(155,601)
Stock compensation cost	—	18,321	—	—	18,321
Restricted stock canceled (issued)	—	(772)	—	—	(772)
Net earnings	—	—	267,331	—	267,331
Dividends declared ($0.3975 per share)	—	—	(66,725)	—	(66,725)
Reclassified to retained earnings from AOCI	—	—	15,453	(15,453)	—
Other comprehensive income (loss)	—	—	—	2,853	2,853
Balance, September 28, 2018	$167,409	$513,643	$255,899	$(140,389)	$796,562

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 28, 2018 and the related statements of earnings and comprehensive income for the three and nine months ended September 28, 2018 and September 29, 2017, and cash flows for the nine months ended September 28, 2018 and September 29, 2017 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 28, 2018, and the results of operations and cash flows for all periods presented. Certain prior year disclosures have been revised to conform to current year reporting.

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

Deferred Revenues

We defer revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $45.1 million as of September 28, 2018 and $22.6 million as of December 29, 2017. The increase from year-end 2017 includes $21.6 million related to a business acquired in 2018. Net sales for the year to date included $21.8 million that was in deferred revenue and customer advances as of December 29, 2017.

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

We disclose disaggregated revenues by reporting segment and geography in accordance with the revenue standard. See Note 7 Segment Information.

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net earnings available to common shareholders	$92,681	$75,460	$267,331	$216,020
Weighted average shares outstanding for basic earnings per share	167,247	168,069	167,860	167,592
Dilutive effect of stock options computed using the treasury stock method and the average market price	5,790	6,544	6,124	6,252
Weighted average shares outstanding for diluted earnings per share	173,037	174,613	173,984	173,844
Basic earnings per share	$0.55	$0.45	$1.59	$1.29
Diluted earnings per share	$0.54	$0.43	$1.54	$1.24

Stock options to purchase 435,000 and 18,000 shares were not included in the September 28, 2018 and September 29, 2017 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2017	13,290	$21.99	7,729	$18.33
Granted	1,163	44.05
Exercised	(2,020)	18.23
Canceled	(69)	27.43
Outstanding, September 28, 2018	12,364	$24.64	7,366	$20.13

The Company recognized year-to-date share-based compensation of $22.0 million in 2018 and $19.2 million in 2017. As of September 28, 2018, there was $10.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 28, 2018	September 29, 2017
Expected life in years	7.5	7.0
Interest rate	2.8%	2.2%
Volatility	25.5%	26.7%
Dividend yield	1.2%	1.6%
Weighted average fair value per share	$12.84	$8.08

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

	Nine Months Ended
	September 28, 2018	September 29, 2017
Expected life in years	1.0	1.0
Interest rate	2.1%	0.9%
Volatility	21.3%	22.3%
Dividend yield	1.2%	1.5%
Weighted average fair value per share	$10.28	$7.32

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Pension Benefits
Service cost	$2,165	$1,917	$6,376	$5,732
Interest cost	3,227	3,874	10,072	11,477
Expected return on assets	(4,369)	(4,236)	(13,087)	(12,700)
Amortization and other	2,077	2,408	6,252	6,932
Net periodic benefit cost	$3,100	$3,963	$9,613	$11,441
Postretirement Medical
Service cost	$127	$150	$477	$451
Interest cost	284	274	813	820
Amortization	213	(2)	485	(7)
Net periodic benefit cost	$624	$422	$1,775	$1,264

In March 2017, the FASB issued a final standard that changes the presentation of net periodic benefit cost related to defined benefit plans. The Company adopted the standard effective for the first quarter of 2018, and the Company has applied the change retrospectively to all periods presented. Under the new standard, net periodic benefit costs are disaggregated between service costs presented as operating expenses and other components of pension costs presented as non-operating expenses. The Company previously charged service costs to segment operations and included other components of pension cost in unallocated corporate operating expenses. Under the new standard, unallocated corporate operating expenses decreased, operating earnings increased and other expense increased by the amount of non-service components of pension cost, including the amount of changes in cash surrender value of insurance contracts used to fund certain non-qualified pension and deferred compensation arrangements. There was no impact on reported net earnings or earnings per share. The retrospective application of the new standard resulted in increases of $1.8 million and $5.1 million to previously reported operating earnings and other non-operating expense for the quarter and year to date ended September 29, 2017, respectively.

In the third quarter of 2018, the Company made a $40 million voluntary contribution to one of its U.S. qualified defined benefit plans.

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, June 30, 2017	$(74,125)	$(48,455)	$(122,580)
Other comprehensive income (loss) before reclassifications	—	574	574
Reclassified to pension cost and deferred tax	1,453	—	1,453
Balance, September 29, 2017	$(72,672)	$(47,881)	$(120,553)

Balance, June 29, 2018	$(90,349)	$(55,725)	$(146,074)
Other comprehensive income (loss) before reclassifications	—	4,161	4,161
Reclassified to pension cost and deferred tax	1,524	—	1,524
Balance, September 28, 2018	$(88,825)	$(51,564)	$(140,389)

Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income (loss) before reclassifications	—	17,921	17,921
Reclassified to pension cost and deferred tax	3,754	—	3,754
Balance, September 29, 2017	$(72,672)	$(47,881)	$(120,553)

Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	—	(2,205)	(2,205)
Reclassified to pension cost and deferred tax	5,058	—	5,058
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, September 28, 2018	$(88,825)	$(51,564)	$(140,389)

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

7.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net Sales
Industrial	$195,855	$178,461	$581,510	$509,719
Process	84,556	73,656	249,650	217,084
Contractor	135,525	127,695	415,694	373,082
Total	$415,936	$379,812	$1,246,854	$1,099,885
Operating Earnings
Industrial	$70,572	$61,790	$206,727	$177,121
Process	17,862	12,088	52,629	38,969
Contractor	32,739	33,471	102,532	93,249
Unallocated corporate (expense)	(6,394)	(5,914)	(22,035)	(20,059)
Total	$114,779	$101,435	$339,853	$289,280

Assets by segment were as follows (in thousands):

	September 28, 2018	December 29, 2017
Industrial	$633,922	$572,436
Process	349,071	345,572
Contractor	300,712	255,615
Unallocated corporate	201,796	216,994
Total	$1,485,501	$1,390,617

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net Sales (based on customer location)
United States	$208,269	$190,178	$614,592	$559,651
Other countries	207,667	189,634	632,262	540,234
Total	$415,936	$379,812	$1,246,854	$1,099,885

	September 28, 2018	December 29, 2017
Long-lived Assets
United States	$169,286	$163,416
Other countries	50,878	40,882
Total	$220,164	$204,298

8.Inventories

Major components of inventories were as follows (in thousands):

	September 28, 2018	December 29, 2017
Finished products and components	$145,077	$124,327
Products and components in various stages of completion	75,706	61,274
Raw materials and purchased components	113,349	103,407
Subtotal	334,132	289,008
Reduction to LIFO cost	(56,406)	(49,659)
Total	$277,726	$239,349

9.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 28, 2018
Cost	$179,449	$19,371	$1,470	$59,537	$259,827
Accumulated amortization	(64,064)	(8,990)	(806)	—	(73,860)
Foreign currency translation	(9,392)	(746)	(75)	(3,278)	(13,491)
Book value	$105,993	$9,635	$589	$56,259	$172,476
Weighted average life in years	13	10	4	N/A

As of December 29, 2017
Cost	$179,826	$18,479	$1,071	$59,553	$258,929
Accumulated amortization	(54,076)	(7,795)	(542)	—	(62,413)
Foreign currency translation	(9,186)	(727)	(61)	(3,486)	(13,460)
Book value	$116,564	$9,957	$468	$56,067	$183,056
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $3.8 million in 2018 and $3.8 million in 2017 and for the year to date was $11.8 million in 2018 and $11.0 million in 2017. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Estimated Amortization Expense	$15,608	$15,251	$15,038	$14,840	$14,743	$52,491

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 29, 2017	$161,673	$97,971	$19,145	$278,789
Additions, adjustments from business acquisitions	17,544	170	409	18,123
Foreign currency translation	(222)	(391)	—	(613)
Balance, September 28, 2018	$178,995	$97,750	$19,554	$296,299

The Company completed business acquisitions in 2018 that were not material to the consolidated financial statements.

10.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	September 28, 2018	December 29, 2017
Accrued self-insurance retentions	$7,870	$7,956
Accrued warranty and service liabilities	11,087	10,535
Accrued trade promotions	10,461	10,588
Payable for employee stock purchases	8,868	10,053
Customer advances and deferred revenue	45,074	22,632
Income taxes payable	2,003	7,564
Right of return refund liability	12,289	11,412
Other	32,433	31,628
Total	$130,085	$112,368

The Company previously managed certain self-insured loss exposures through a wholly-owned captive insurance subsidiary. Cash balances of $9.2 million as of December 29, 2017 were restricted for funding the captive's loss reserves and included within other current assets on the Company's Consolidated Balance Sheets. The Company dissolved the captive insurance subsidiary in the third quarter of 2018 and there were no restricted cash balances as of September 28, 2018.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 29, 2017	$10,535
Charged to expense	6,116
Margin on parts sales reversed	2,047
Reductions for claims settled	(7,611)
Balance, September 28, 2018	$11,087

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 28, 2018	December 29, 2017
Assets
Cash surrender value of life insurance	2	$16,404	$16,128
Forward exchange contracts	2	55	—
Total assets at fair value		$16,459	$16,128
Liabilities
Contingent consideration	3	$5,700	$4,081
Deferred compensation	2	4,383	3,836
Forward exchange contracts	2	—	517
Total liabilities at fair value		$10,083	$8,434

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

Long-term notes payable with fixed interest rates have a carrying amount of $225 million and an estimated fair value of $235 million as of September 28, 2018 and $245 million as of December 29, 2017. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

12.Income Taxes

The effective income tax rate was 14 percent for the quarter and 17 percent for the year to date, down 8 percentage points and 4 percentage points from the comparable periods last year, respectively. U.S. federal income tax reform legislation (the "Tax Act") passed at the end of 2017 decreased the 2018 effective tax rate by 10 percentage points for the quarter and 9 percentage points for the year to date. Excess tax benefits related to stock option exercises reduced the effective tax rate by 2 percentage points and 3 percentage points in the third quarter of 2018 and 2017, respectively. Year-to-date excess tax benefits related to stock option exercises reduced the effective tax rate by 3 percentage points in 2018 and 7 percentage points in 2017. The benefit from a $40 million contribution to a pension plan reduced the 2018 effective tax rate by 5 percentage points for the quarter and 2 percentage points for the year to date. The benefits from certain tax planning activities reduced the 2017 effective tax rate by 6 percentage points for the quarter and 2 percentage points for the year to date.

Our accounting for certain income tax effects of the Tax Act related to the transition tax is complete. Based on the Proposed Treasury Regulation issued on August 1, 2018, we have concluded that the provisional amounts recorded in our previously issued financial statements are now considered final as of September 28, 2018. Adjustments to the provisional amounts were not material to the consolidated financial statements.

13.Debt

On September 24, 2018, the Company entered into a revolving credit agreement with a sole lender that expires in September 2020. The new credit agreement provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the revolving credit agreement, loans may be denominated in U.S. dollars or Chinese renminbi. Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in Chinese renminbi bear interest at a LIBOR-based rate based on the Chinese offshore rate. Other terms of the new revolving credit agreement are substantially similar to those of the Company’s pre-existing $500 million revolving credit agreement that expires in December 2021.

14.Recent Accounting Pronouncements

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
We have established an implementation team that has gathered and analyzed a significant portion of our lease contracts. Based on preliminary results of the process, which has not been completed, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our earnings or shareholders equity. We expect that the recording of right-of-use assets and associated lease liabilities will have an effect on our consolidated balance sheet; however, we are unable to determine an amount at this time. The final balance sheet impact will be determined once we finalize our conclusions on the treatment of certain lease incentives and vehicle lease contracts.
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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	% Change	Sep 28, 2018	Sep 29, 2017	% Change
Net Sales	$415.9	$379.8	10%	$1,246.9	$1,099.9	13%
Operating Earnings	114.8	101.4	13%	339.9	289.3	17%
Net Earnings	92.7	75.5	23%	267.3	216.0	24%
Net Earnings, adjusted (1)	85.8	66.8	29%	252.5	190.0	33%
Diluted Net Earnings per Common Share	$0.54	$0.43	26%	$1.54	$1.24	24%
Diluted Net Earnings per Common Share, adjusted (1)	$0.50	$0.38	32%	$1.45	$1.09	33%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.
Sales for the quarter and year to date increased in all segments and regions. Changes in currency translation rates did not have a significant effect on sales for the quarter. For the year to date, change in currency translation increased sales by approximately $20 million (2 percentage points). Acquired operations contributed 3 percentage points of sales growth for both the quarter and year to date, including 6 percentage points of growth in EMEA. Operating expense leverage on higher sales drove 13 percent and 17 percent increases in operating earnings for the quarter and year to date, respectively.

Excluding the impact of tax benefits related to stock option exercises and the effects of certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	Sep 28, 2018	Sep 29, 2017
Earnings before income taxes	$108.1	$96.4	$320.7	$273.6

Income taxes, as reported	$15.4	$20.9	$53.4	$57.6
Excess tax benefit from option exercises	1.9	3.2	9.8	20.5
Tax provision adjustments	5.0	5.5	5.0	5.5
Income taxes, adjusted	$22.3	$29.6	$68.2	$83.6

Effective income tax rate
As reported	14.2%	21.7%	16.6%	21.0%
Adjusted	20.6%	30.8%	21.2%	30.5%

Net Earnings, as reported	$92.7	$75.5	$267.3	$216.0
Excess tax benefit from option exercises	(1.9)	(3.2)	(9.8)	(20.5)
Tax provision adjustments	(5.0)	(5.5)	(5.0)	(5.5)
Net Earnings, adjusted	$85.8	$66.8	$252.5	$190.0

Weighted Average Diluted Shares	173.0	174.6	174.0	173.8
Diluted Earnings per Share
As reported	$0.54	$0.43	$1.54	$1.24
Adjusted	$0.50	$0.38	$1.45	$1.09

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	Sep 28, 2018	Sep 29, 2017
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.8	46.3	46.0	46.0
Gross Profit	53.2	53.7	54.0	54.0
Product development	3.8	3.8	3.8	4.0
Selling, marketing and distribution	13.7	15.1	14.6	15.2
General and administrative	8.1	8.1	8.3	8.5
Operating Earnings	27.6	26.7	27.3	26.3
Interest expense	0.9	1.0	0.9	1.1
Other expense, net	0.7	0.3	0.7	0.3
Earnings Before Income Taxes	26.0	25.4	25.7	24.9
Income taxes	3.7	5.5	4.3	5.3
Net Earnings	22.3%	19.9%	21.4%	19.6%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	Sep 28, 2018	Sep 29, 2017
Americas(1)	$235.9	$217.7	$703.0	$639.1
EMEA(2)	94.2	86.7	292.4	252.8
Asia Pacific	85.8	75.4	251.5	208.0
Consolidated	$415.9	$379.8	$1,246.9	$1,099.9

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	8%	1%	(1)%	8%	9%	1%	0%	10%
EMEA	3%	6%	0%	9%	3%	6%	7%	16%
Asia Pacific	10%	6%	(2)%	14%	13%	5%	3%	21%
Consolidated	7%	3%	0%	10%	8%	3%	2%	13%

Gross Profit

Gross profit margin rate for the quarter decreased from the comparable period last year due to lower margin rates of acquired operations. The favorable effects of realized pricing and product and channel mix offset the impact of higher costs, including tariffs. Gross margin rate for the year to date was the same as the rate for the comparable period last year. The favorable effects of currency translation and realized pricing offset the unfavorable effects of lower margin rates of acquired operations and higher material costs.

Operating Expenses

Total operating expenses for the quarter increased $4 million (4 percent) compared to the third quarter last year, including approximately $1 million (1 percentage point) from acquired operations. Year-to-date operating expenses increased $29 million (9 percent) compared to the comparable period last year. The increase includes $6 million from acquired operations, approximately $4 million related to currency translation, $4 million of increases directly based on volume and earnings, and $3 million of incremental share-based compensation.

Other expense

Other expense for the quarter and year to date includes $2 million and $4 million of exchange losses on net assets of foreign operations, respectively, compared to small gains in the comparable periods last year.

Income Taxes

The effective income tax rate was 14 percent for the quarter and 17 percent for the year to date, down 8 percentage points and 4 percentage points from the comparable periods last year, respectively. Adjusted to exclude the impacts of excess tax benefits related to stock option exercises, the benefit from a $40 million contribution to a pension plan in 2018, and the benefits from certain tax planning activities in 2017 (see above for reconciliation of adjusted non-GAAP financial measures to GAAP), the effective income tax rate was approximately 21 percent for both the quarter and year to date. The adjusted rate was lower than the 31 percent effective rate for the comparable periods last year due to the net effects of U.S. federal income tax reform legislation passed at the end of 2017.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	Sep 28, 2018	Sep 29, 2017
Net Sales
Americas	$78.6	$74.9	$232.1	$219.8
EMEA	58.1	52.1	174.7	146.1
Asia Pacific	59.2	51.5	174.7	143.8
Total	$195.9	$178.5	$581.5	$509.7
Operating earnings as a percentage of net sales	36%	35%	36%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	0%	5%	5%	0%	1%	6%
EMEA	2%	10%	0%	12%	2%	11%	7%	20%
Asia Pacific	9%	8%	(2)%	15%	11%	7%	3%	21%
Segment Total	5%	5%	0%	10%	6%	5%	3%	14%

Industrial segment sales growth included $9 million for the quarter and $27 million for the year to date from acquired operations. Finishing systems sales and other project activity increased in the third quarter. Operating margin rates for the quarter and year to date increased from the comparable periods last year. Segment operating expenses for the quarter were flat compared to last year. For the year to date, the favorable effects of translation and volume more than offset the effects of purchase accounting and lower operating margins in acquired operations.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	Sep 28, 2018	Sep 29, 2017
Net Sales
Americas	$53.5	$47.9	$159.5	$139.1
EMEA	13.8	12.4	43.2	41.2
Asia Pacific	17.3	13.4	47.0	36.8
Total	$84.6	$73.7	$249.7	$217.1
Operating earnings as a percentage of net sales	21%	16%	21%	18%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	1%	0%	12%	13%	1%	1%	15%
EMEA	11%	0%	0%	11%	(1)%	1%	5%	5%
Asia Pacific	32%	1%	(3)%	30%	25%	1%	2%	28%
Segment Total	15%	1%	(1)%	15%	12%	1%	2%	15%

The Process segment had sales growth in all product applications. Operating margin rates for this segment improved by 5 percentage points for the quarter and 3 percentage points for the year to date, driven by higher sales volume, gross margin rate improvement and expense leverage.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	Sep 28, 2018	Sep 29, 2017	Sep 28, 2018	Sep 29, 2017
Net Sales
Americas	$103.8	$94.9	$311.3	$280.2
EMEA	22.4	22.3	74.6	65.6
Asia Pacific	9.3	10.5	29.8	27.3
Total	$135.5	$127.7	$415.7	$373.1
Operating earnings as a percentage of net sales	24%	26%	25%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	8%	2%	(1)%	9%	9%	2%	0%	11%
EMEA	1%	0%	0%	1%	7%	0%	7%	14%
Asia Pacific	(9)%	0%	(3)%	(12)%	7%	0%	2%	9%
Segment Total	5%	1%	0%	6%	9%	1%	1%	11%

Increases in Contractor segment sales were led by double digit percentage increases in the home center channel in North America. A lower gross margin rate driven by channel mix, and spending related to product development and future new product introductions, led to a 2 percentage point decrease in operating margin rate for the quarter. Operating margin rates for the year to date were flat compared to last year. Favorable effects of currency translation were offset by increases in product development and volume and earnings-based incentive costs.

Liquidity and Capital Resources

Net cash provided by operating activities of $254 million included a $40 million voluntary cash contribution to one of the Company's U.S. qualified defined benefit retirement plans. Increases in accounts receivable and inventories reflect acquired operations and growth in business activity in the nine months ended September 28, 2018. The Company used cash of $11 million in 2018 and $13 million in 2017 to acquire businesses that were not material to the consolidated financial statements. The Company used cash of $156 million in 2018 and $90 million in 2017 to repurchase shares of its common stock. Although the Company did not repurchase any shares in the third quarter, it intends to make additional opportunistic purchases going forward. Other significant uses of cash in 2018 included cash dividends of $67 million, and property, plant and equipment additions of $40 million. The Company has started building projects to increase production and distribution capacity and is planning additional expansion projects that will require capital investments totaling between $100 million and $120 million over the next two years.

On September 24, 2018, the Company entered into a revolving credit agreement with a sole lender that expires in September 2020. The new credit agreement provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the revolving credit agreement, loans may be denominated in U.S. dollars or Chinese renminbi. Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in Chinese renminbi bear interest at a LIBOR-based rate based on the Chinese offshore rate. Other terms of the new revolving credit agreement are substantially similar to those of the Company’s pre-existing $500 million revolving credit agreement that expires in December 2021.
At September 28, 2018, the Company had various lines of credit totaling $595 million, of which $551 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2018 and 2019.

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

No shares were purchased in the third quarter of 2018. As of September 28, 2018, there were 5,305,541 shares that may yet be purchased under the Board authorization.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 24, 2018.

101	Interactive Data File.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 24, 2018	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2018	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 24, 2018	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)