Form 10-Q
period 2019-03-29
GRACO INC
filed 2019-04-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 29, 2019

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

166,518,239 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 17, 2019.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net Sales	$404,870	$406,348
Cost of products sold	188,828	183,927
Gross Profit	216,042	222,421
Product development	16,569	15,289
Selling, marketing and distribution	60,817	62,522
General and administrative	34,129	32,914
Operating Earnings	104,527	111,696
Interest expense	3,535	3,233
Other expense, net	269	1,035
Earnings Before Income Taxes	100,723	107,428
Income taxes	13,974	21,918
Net Earnings	$86,749	$85,510
Net Earnings per Common Share
Basic	$0.52	$0.51
Diluted	$0.51	$0.49
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 29, 2019	March 30, 2018
Net Earnings	$86,749	$85,510
Components of other comprehensive income (loss)
Cumulative translation adjustment	1,169	8,746
Pension and postretirement medical liability adjustment	2,127	1,826
Income taxes - pension and postretirement medical liability adjustment	(470)	(401)
Other comprehensive income	2,826	10,171
Comprehensive Income	$89,575	$95,681
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 29, 2019	December 28, 2018
ASSETS
Current Assets
Cash and cash equivalents	$119,711	$132,118
Accounts receivable, less allowances of $5,400 and $5,300	289,047	274,608
Inventories	297,458	283,982
Other current assets	27,293	32,508
Total current assets	733,509	723,216
Property, Plant and Equipment, net	256,776	229,295
Goodwill	295,136	293,846
Other Intangible Assets, net	166,613	166,310
Operating Lease Assets	33,726	—
Deferred Income Taxes	33,368	32,055
Other Assets	29,919	28,019
Total Assets	$1,549,047	$1,472,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$7,557	$11,083
Current portion of long term debt	75,000	—
Trade accounts payable	67,275	56,902
Salaries and incentives	39,937	62,297
Dividends payable	26,486	26,480
Other current liabilities	137,789	143,041
Total current liabilities	354,044	299,803
Long-term Debt	173,738	266,391
Retirement Benefits and Deferred Compensation	134,631	133,388
Operating Lease Liabilities	26,225	—
Deferred Income Taxes	15,971	16,586
Other Non-current Liabilities	—	4,700
Shareholders’ Equity
Common stock	166,364	165,171
Additional paid-in-capital	539,067	510,825
Retained earnings	281,038	220,734
Accumulated other comprehensive income (loss)	(142,031)	(144,857)
Total shareholders’ equity	844,438	751,873
Total Liabilities and Shareholders’ Equity	$1,549,047	$1,472,741
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 29, 2019	March 30, 2018
Cash Flows From Operating Activities
Net Earnings	$86,749	$85,510
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	12,013	12,651
Deferred income taxes	(2,215)	(2,037)
Share-based compensation	7,221	6,622
Change in
Accounts receivable	(13,874)	(20,798)
Inventories	(13,547)	(7,142)
Trade accounts payable	8,043	(1,659)
Salaries and incentives	(23,692)	(22,803)
Retirement benefits and deferred compensation	3,547	3,558
Other accrued liabilities	(11,437)	6,247
Other	(2,262)	(1,397)
Net cash provided by operating activities	50,546	58,752
Cash Flows From Investing Activities
Property, plant and equipment additions	(30,433)	(8,961)
Acquisition of businesses, net of cash acquired	(5,353)	(10,880)
Other	(367)	5
Net cash provided by (used in) investing activities	(36,153)	(19,836)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(3,596)	5,050
Borrowings on long-term lines of credit	16,057	115,465
Payments on long-term debt and lines of credit	(34,540)	(58,828)
Common stock issued	24,847	17,316
Common stock repurchased	(2,438)	(84,719)
Taxes paid related to net share settlement of equity awards	(1,268)	—
Cash dividends paid	(26,438)	(22,445)
Net cash provided by (used in) financing activities	(27,376)	(28,161)
Effect of exchange rate changes on cash	576	(606)
Net increase (decrease) in cash and cash equivalents	(12,407)	10,149
Cash, Cash Equivalents and Restricted Cash
Beginning of year	132,118	112,904
End of period	$119,711	$123,053
Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$119,711	$113,832
Restricted cash included in other current assets	—	9,221
Cash, cash equivalents and restricted cash	$119,711	$123,053
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2017	$169,319	499,934	181,599	$(127,789)	$723,063
Shares issued	765	17,323	—	—	18,088
Shares repurchased	(2,051)	(6,055)	(83,407)	—	(91,513)
Stock compensation cost	—	5,263	—	—	5,263
Restricted stock canceled (issued)	—	(772)	—	—	(772)
Net earnings	—	—	85,510	—	85,510
Dividends declared ($0.1325 per share)	—	—	(22,631)	—	(22,631)
Reclassified to retained earnings from AOCI	—	—	15,453	(15,453)	—
Other comprehensive income (loss)	—	—	—	10,171	10,171
Balance, March 30, 2018	$168,033	515,693	176,524	$(133,071)	$727,179

Balance, December 28, 2018	$165,171	$510,825	$220,734	$(144,857)	$751,873
Shares issued	1,193	22,386	—	—	23,579
Stock compensation cost	—	5,856	—	—	5,856
Net earnings	—	—	86,749	—	86,749
Dividends declared ($0.1600 per share)	—	—	(26,445)	—	(26,445)
Other comprehensive income (loss)	—	—	—	2,826	2,826
Balance, March 29, 2019	$166,364	539,067	281,038	$(142,031)	$844,438

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 29, 2019 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 29, 2019 and March 30, 2018, and cash flows for the three months ended March 29, 2019 and March 30, 2018 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 29, 2019, and the results of operations and cash flows for all periods presented. Certain prior year disclosures have been revised to conform to current year reporting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net Sales
Industrial	$189,100	$195,196
Process	86,894	80,035
Contractor	128,876	131,117
Total	$404,870	$406,348
Operating Earnings
Industrial	$65,203	$69,125
Process	20,014	17,702
Contractor	26,539	31,411
Unallocated corporate (expense)	(7,229)	(6,542)
Total	$104,527	$111,696

Assets by segment were as follows (in thousands):

	March 29, 2019	December 28, 2018
Industrial	$649,643	$640,683
Process	366,501	350,306
Contractor	295,457	283,727
Unallocated corporate	237,446	198,025
Total	$1,549,047	$1,472,741

Geographic information follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net Sales (based on customer location)
United States	$202,885	$193,782
Other countries	201,985	212,566
Total	$404,870	$406,348

	March 29, 2019	December 28, 2018
Long-lived Assets
United States	$202,733	$178,331
Other countries	54,043	50,964
Total	$256,776	$229,295

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net earnings available to common shareholders	$86,749	$85,510
Weighted average shares outstanding for basic earnings per share	165,616	169,073
Dilutive effect of stock options computed using the treasury stock method and the average market price	5,243	6,576
Weighted average shares outstanding for diluted earnings per share	170,859	175,649
Basic earnings per share	$0.52	$0.51
Diluted earnings per share	$0.51	$0.49

Stock options to purchase 1,681,000 and 1,020,000 shares were not included in the March 29, 2019 and March 30, 2018 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2018	12,270	$24.67	7,312	$20.17
Granted	1,200	45.55
Exercised	(815)	12.75
Canceled	(10)	30.25
Outstanding, March 29, 2019	12,645	$27.41	8,029	$22.74

The Company recognized year-to-date share-based compensation of $7.2 million in 2019 and $6.6 million in 2018. As of March 29, 2019, there was $18.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 29, 2019	March 30, 2018
Expected life in years	7.5	7.5
Interest rate	2.6%	2.8%
Volatility	24.6%	25.6%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$12.19	$12.79

Under the Company’s Employee Stock Purchase Plan, the Company issued 398,000 shares in 2019 and 480,000 shares in 2018. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	March 29, 2019	March 30, 2018
Expected life in years	1.0	1.0
Interest rate	2.6%	2.1%
Volatility	22.7%	21.3%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$11.36	$10.28

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 29, 2019	March 30, 2018
Pension Benefits
Service cost	$2,009	$2,213
Interest cost	3,738	3,434
Expected return on assets	(4,359)	(4,086)
Amortization and other	1,979	2,095
Net periodic benefit cost	$3,367	$3,656
Postretirement Medical
Service cost	$150	$175
Interest cost	317	264
Amortization	108	136
Net periodic benefit cost	$575	$575

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	—	8,746	8,746
Reclassified to pension cost and deferred tax	1,425	—	1,425
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, March 30, 2018	$(92,458)	$(40,613)	$(133,071)

Balance, December 28, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	—	1,169	1,169
Reclassified to pension cost and deferred tax	1,657	—	1,657
Balance, March 29, 2019	$(85,232)	$(56,799)	$(142,031)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

In February 2018, the Financial Accounting Standards Board ("FASB") issued a new standard related to reclassification of certain tax effects from accumulated other comprehensive income (AOCI). We adopted the new standard in the first quarter of 2018. We elected to reclassify $15.5 million from accumulated other comprehensive income to retained earnings, representing the amount of "stranded" tax effects resulting from the change in the U.S. federal tax rate and the consequent revaluation of deferred tax assets related to pension and postretirement medical expense.

7.Inventories

Major components of inventories were as follows (in thousands):

	March 29, 2019	December 28, 2018
Finished products and components	$145,934	$142,535
Products and components in various stages of completion	86,721	83,768
Raw materials and purchased components	123,509	115,705
Subtotal	356,164	342,008
Reduction to LIFO cost	(58,706)	(58,026)
Total	$297,458	$283,982

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 29, 2019
Cost	$182,410	$18,913	$1,021	$60,220	$262,564
Accumulated amortization	(70,646)	(9,100)	(492)	—	(80,238)
Foreign currency translation	(10,560)	(896)	(74)	(4,183)	(15,713)
Book value	$101,204	$8,917	$455	$56,037	$166,613
Weighted average life in years	13	10	4	N/A

As of December 28, 2018
Cost	$179,449	$18,571	$1,020	$59,537	$258,577
Accumulated amortization	(67,322)	(8,647)	(439)	—	(76,408)
Foreign currency translation	(10,817)	(895)	(73)	(4,074)	(15,859)
Book value	$101,310	$9,029	$508	$55,463	$166,310
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $3.8 million in 2019 and $4.0 million in 2018. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Estimated Amortization Expense	$15,424	$15,413	$14,838	$14,980	$13,992	$39,759

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 28, 2018	$177,124	$97,168	$19,554	$293,846
Additions, adjustments from business acquisitions	—	1,354	—	1,354
Foreign currency translation	(630)	566	—	(64)
Balance, March 29, 2019	$176,494	$99,088	$19,554	$295,136

The Company completed business acquisitions in 2019 that were not material to the consolidated financial statements.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	March 29, 2019	December 28, 2018
Accrued self-insurance retentions	$7,795	$7,870
Accrued warranty and service liabilities	11,448	11,056
Accrued trade promotions	7,222	11,449
Payable for employee stock purchases	2,413	11,916
Customer advances and deferred revenue	39,922	39,995
Income taxes payable	11,221	8,515
Right of return refund liability	12,691	12,705
Operating lease liability, current	9,460	—
Other	35,617	39,535
Total	$137,789	$143,041

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 28, 2018	$11,056
Charged to expense	2,429
Margin on parts sales reversed	961
Reductions for claims settled	(2,998)
Balance, March 29, 2019	$11,448

Deferred Revenues

For certain products or services and customer types, we require payment before delivery to the customer. We defer revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $39.9 million as of March 29, 2019 and $40.0 million as of December 28, 2018. Net sales for the quarter included $19.7 million in 2019 and $17.9 million in 2018 that related to deferred revenue as of the beginning of each period.

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 29, 2019	December 28, 2018
Assets
Cash surrender value of life insurance	2	$16,078	$14,320
Forward exchange contracts	2	—	82
Total assets at fair value		$16,078	$14,402
Liabilities
Contingent consideration	3	$4,000	$7,200
Deferred compensation	2	4,595	4,203
Forward exchange contracts	2	9	—
Total liabilities at fair value		$8,604	$11,403

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

Long-term notes payable with fixed interest rates have a carrying amount of $225 million and an estimated fair value of $240 million as of March 29, 2019 and $235 million as of December 28, 2018. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Recent Accounting Pronouncements

Leases

Adoption of New Accounting Standard

The Company adopted ASU No. 2016-02— Leases (Topic 842) as of December 29, 2018, the beginning of our fiscal year 2019. Using the modified retrospective approach with transition relief, we recorded operating lease assets and liabilities of approximately $35 million as of December 29, 2018, and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings and cash flows.

Practical Expedients and Exemptions

Electing the package of practical expedients permitted under transition guidance, we did not reassess whether existing lease contracts contained a lease, historical lease classification, or initial direct costs. Electing the hindsight practical expedient to determine the lease term for existing leases did not result in any changes to existing lease terms. We elected not to apply recognition requirements to short term leases with terms of twelve months or less across all asset classes. We elected to analyze vehicle assets using the portfolio approach. Lastly, we elected as an accounting policy not to separate the lease and non-lease components in the lease payments across all asset classes.

Accounting Policy

The Company owns most of the assets used in its operations, but leases certain buildings and land, vehicles, office equipment and other rental assets. The Company determines if an arrangement is a lease at inception. All of the Company's current lease arrangements are classified as operating leases. The Company historically has not entered into financing leases. Operating lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized by amortizing the amount recorded as an asset on a straight-line basis over the lease term.

In determining lease asset value, the Company considers fixed or variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company generally uses its incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments.

As of March 29, 2019, the weighted average remaining lease term was 6.0 years and the weighted average discount rate used to determine the operating lease liability was 4.2%. For the three months ended March 29, 2019, expense related to operating leases was $2.8 million, operating lease payments included in operating cash flows totaled $2.7 million and non-cash additions to operating lease assets totaled $1.8 million.

As of March 29, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$7,651
2020	8,250
2021	6,317
2022	5,012
2023	3,839
2024	1,831
Thereafter	7,527
Total lease payments	$40,427
Present value adjustment	(4,742)
Operating lease liabilities	$35,685

Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year at December 28, 2018 were reported under previous lease accounting standards as follows (in thousands):

Total
2019	$11,613
2020	8,759
2021	6,745
2022	5,102
2023	3,721
Thereafter	2,340
Total	$38,280

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018	% Change
Net Sales	$404.9	$406.3	—%
Operating Earnings	104.5	111.7	(6)%
Net Earnings	86.7	85.5	1%
Net Earnings, adjusted (1)	80.1	84.1	(5)%
Diluted Net Earnings per Common Share	$0.51	$0.49	4%
Diluted Net Earnings per Common Share, adjusted (1)	$0.47	$0.48	(2)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales for the quarter were down slightly from the comparable period last year, with increases of 5 percent in the Americas offset by decreases of 2 percent in EMEA (increase of 5 percent at consistent translation rates) and 12 percent in Asia Pacific (decrease of 8 percent at consistent translation rates). In Asia Pacific, increases in Process and Contractor segment sales partially offset a decrease in Industrial segment sales. Changes in currency translation rates decreased worldwide sales and operating earnings by approximately $11 million (2 percentage points) and $6 million (5 percentage points), respectively.

Excluding the impact of tax benefits related to stock option exercises and the effects of certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018
Earnings before income taxes	$100.7	$107.4

Income taxes, as reported	$14.0	$21.9
Excess tax benefit from option exercises	5.1	1.4
Other non-recurring tax benefit	1.5	—
Income taxes, adjusted	$20.6	$23.3

Effective income tax rate
As reported	13.9%	20.4%
Adjusted	20.5%	21.7%

Net Earnings, as reported	$86.7	$85.5
Excess tax benefit from option exercises	(5.1)	(1.4)
Other non-recurring tax benefit	(1.5)	—
Net Earnings, adjusted	$80.1	$84.1

Weighted Average Diluted Shares	170.9	175.6
Diluted Earnings per Share
As reported	$0.51	$0.49
Adjusted	$0.47	$0.48

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018
Net Sales	100.0%	100.0%
Cost of products sold	46.6	45.3
Gross Profit	53.4	54.7
Product development	4.1	3.7
Selling, marketing and distribution	15.0	15.4
General and administrative	8.4	8.1
Operating Earnings	25.8	27.5
Interest expense	0.9	0.8
Other expense, net	0.1	0.3
Earnings Before Income Taxes	24.9	26.4
Income taxes	3.5	5.4
Net Earnings	21.4%	21.0%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018
Americas(1)	$232.0	$221.4
EMEA(2)	99.5	101.4
Asia Pacific	73.4	83.5
Consolidated	$404.9	$406.3

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	0%	5%
EMEA	5%	0%	(7)%	(2)%
Asia Pacific	(8)%	0%	(4)%	(12)%
Consolidated	2%	0%	(2)%	0%

Gross Profit

Gross profit margin rate for the quarter decreased by 1 percentage point from the comparable period last year. Changes in currency translation rates accounted for approximately half of the decrease, and the impact of price changes partially offset the adverse impacts of higher material costs and product and channel mix. The full impact of price changes implemented in the first quarter will be realized as the year progresses.

Operating Expenses

Total operating expenses for the quarter increased $1 million (1 percent) compared to last year. Product development expense increased 8 percent as the Company continued to invest to launch products and drive future sales.

Income Taxes

The effective income tax rate was 14 percent for the quarter, down 6 percentage points from the comparable period last year. The decrease was primarily due to an increase in excess tax benefits related to stock option exercises and non-recurring benefits from other tax planning activities.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018
Net Sales
Americas	$80.9	$74.2
EMEA	58.1	60.2
Asia Pacific	50.1	60.8
Total	$189.1	$195.2
Operating earnings as a percentage of net sales	34%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	10%	0%	(1)%	9%
EMEA	3%	0%	(7)%	(4)%
Asia Pacific	(14)%	0%	(4)%	(18)%
Segment Total	0%	0%	(3)%	(3)%

Industrial segment constant-currency sales growth in the Americas and EMEA was offset by a decrease in Asia Pacific, where 2018 included large system sales that did not repeat in 2019. Currency translation drove a decrease in operating margin as a percentage of sales. Gross margin and operating expenses were flat at consistent currency translation rates.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018
Net Sales
Americas	$57.1	$51.3
EMEA	15.8	15.0
Asia Pacific	14.0	13.7
Total	$86.9	$80.0
Operating earnings as a percentage of net sales	23%	22%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	12%	0%	(1)%	11%
EMEA	9%	1%	(5)%	5%
Asia Pacific	6%	0%	(4)%	2%
Segment Total	10%	0%	(1)%	9%

The Process segment had strong sales growth in all product applications. Gross margin rates were consistent with the comparable period last year at constant currency translation rates. Operating margin rates for this segment improved by 1 percentage point, driven by higher sales volume and expense leverage.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	Mar 29, 2019	Mar 30, 2018
Net Sales
Americas	$94.0	$95.9
EMEA	25.6	26.2
Asia Pacific	9.3	9.0
Total	$128.9	$131.1
Operating earnings as a percentage of net sales	21%	24%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(2)%	0%	0%	(2)%
EMEA	5%	0%	(7)%	(2)%
Asia Pacific	9%	0%	(5)%	4%
Segment Total	0%	0%	(2)%	(2)%

Contractor segment sales decreased by 2 percent (but were flat at consistent translation rates) against tough comparisons from 2018 (up 15 percent over 2017). Segment sales in 2019 were lower than planned as new products scheduled for launch early in the first quarter were released for sale late in the quarter. At consistent currency translation rates, segment gross margin rate decreased 2 percentage points due to lower factory volume, higher factory spending, higher material costs and unfavorable channel mix. The segment limited operating expenses to an increase of 1 percent.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $51 million in the first quarter of 2019 compared to $59 million in 2018. Changes in accrued liabilities, including income taxes payable, drove the decrease. Increases in accounts receivable and inventories reflect growth in business activity in the three months ended March 29, 2019. Significant uses of cash in 2019 included cash dividends of $26 million, property, plant and equipment additions of $30 million and business acquisitions of $5 million. Proceeds from shares issued in the first quarter of 2019 totaled $25 million, partially offset by $2 million of payments for shares repurchased in 2018 and settled in 2019. Although the Company did not repurchase any shares in the first quarter of 2019, it may make additional opportunistic purchases going forward.

In 2018, significant uses of cash included share repurchases of $85 million (partially offset by $17 million of net proceeds from shares issued), cash dividends of $22 million, business acquisitions of $11 million, and property, plant and equipment additions of $9 million.

At March 29, 2019, the Company had various lines of credit totaling $594 million, of which $564 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2019, including its capital expenditure plan (including several building projects to expand production and distribution capacity), planned dividends, share repurchases, acquisitions and potential early retirement of $75 million of fixed rate notes due in January 2020.

Outlook

The Company continues to target mid single-digit organic sales growth on a constant currency basis, and growth in all reportable segments and regions for the full-year 2019,

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2018 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; changes in currency translation rates; economic conditions in the United States and other major world economies; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; catastrophic events; changes in laws and regulations; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; our ability to attract, develop and retain qualified personnel; the possibility of decline in purchases from a few large customers of the Contractor segment; and variations in activity in the construction, automotive, mining and oil and natural gas industries. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2018 for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2018 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2018 Annual Report on Form 10-K.

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

No shares were purchased in the first quarter of 2019. As of March 29, 2019, there were 21,002,528 shares that may yet be purchased under the Board authorizations.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 24, 2019.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 24, 2019	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2019	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 24, 2019	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)