Form 10-Q
period 2019-06-28
GRACO INC
filed 2019-07-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:  001-09249

GRACO INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0285640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

88 - 11th Avenue N.E.
Minneapolis,	Minnesota	55413
(Address of principal executive offices)		(Zip Code)

(612)	623-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	GGG	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

166,805,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 17, 2019.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales	$428,328	$424,570	$833,198	$830,918
Cost of products sold	201,374	194,667	390,202	378,594
Gross Profit	226,954	229,903	442,996	452,324
Product development	17,324	16,112	33,893	31,401
Selling, marketing and distribution	60,441	62,949	121,258	125,471
General and administrative	36,828	37,464	70,957	70,378
Operating Earnings	112,361	113,378	216,888	225,074
Interest expense	3,431	3,891	6,966	7,124
Other expense, net	1,119	4,251	1,388	5,286
Earnings Before Income Taxes	107,811	105,236	208,534	212,664
Income taxes	19,674	16,096	33,648	38,014
Net Earnings	$88,137	$89,140	$174,886	$174,650
Net Earnings per Common Share
Basic	$0.53	$0.53	$1.05	$1.04
Diluted	$0.51	$0.51	$1.02	$1.00
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Earnings	$88,137	$89,140	$174,886	$174,650
Components of other comprehensive income (loss)
Cumulative translation adjustment	1,232	(15,112)	2,401	(6,366)
Pension and postretirement medical liability adjustment	1,910	2,705	4,037	4,531
Income taxes - pension and postretirement medical liability adjustment	(423)	(596)	(893)	(997)
Other comprehensive income	2,719	(13,003)	5,545	(2,832)
Comprehensive Income	$90,856	$76,137	$180,431	$171,818
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 28, 2019	December 28, 2018
ASSETS
Current Assets
Cash and cash equivalents	$180,883	$132,118
Accounts receivable, less allowances of $5,200 and $5,300	291,008	274,608
Inventories	297,545	283,982
Other current assets	29,457	32,508
Total current assets	798,893	723,216
Property, Plant and Equipment, net	286,521	229,295
Goodwill	296,273	293,846
Other Intangible Assets, net	163,564	166,310
Operating Lease Assets	32,170	—
Deferred Income Taxes	32,691	32,055
Other Assets	30,435	28,019
Total Assets	$1,640,547	$1,472,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$7,284	$11,083
Current portion of long term debt	75,000	—
Trade accounts payable	61,958	56,902
Salaries and incentives	47,109	62,297
Dividends payable	26,716	26,480
Other current liabilities	141,535	143,041
Total current liabilities	359,602	299,803
Long-term Debt	179,081	266,391
Retirement Benefits and Deferred Compensation	135,209	133,388
Operating Lease Liabilities	25,734	—
Deferred Income Taxes	14,963	16,586
Other Non-current Liabilities	—	4,700
Shareholders’ Equity
Common stock	166,792	165,171
Additional paid-in-capital	556,170	510,825
Retained earnings	342,308	220,734
Accumulated other comprehensive income (loss)	(139,312)	(144,857)
Total shareholders’ equity	925,958	751,873
Total Liabilities and Shareholders’ Equity	$1,640,547	$1,472,741
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash Flows From Operating Activities
Net Earnings	$174,886	$174,650
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	24,087	23,755
Deferred income taxes	(3,881)	355
Share-based compensation	17,548	15,832
Change in
Accounts receivable	(16,051)	(26,100)
Inventories	(13,157)	(17,700)
Trade accounts payable	4,603	2,298
Salaries and incentives	(18,514)	(13,231)
Retirement benefits and deferred compensation	5,780	6,627
Other accrued liabilities	(10,789)	6,493
Other	(690)	(2,202)
Net cash provided by operating activities	163,822	170,777
Cash Flows From Investing Activities
Property, plant and equipment additions	(70,186)	(27,443)
Acquisition of businesses, net of cash acquired	(6,176)	(10,519)
Other	(828)	(65)
Net cash provided by (used in) investing activities	(77,190)	(38,027)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(3,767)	112
Borrowings on long-term lines of credit	23,944	389,340
Payments on long-term debt and lines of credit	(36,453)	(320,603)
Common stock issued	33,954	20,052
Common stock repurchased	(2,438)	(155,601)
Taxes paid related to net share settlement of equity awards	(1,268)	(16,151)
Cash dividends paid	(53,075)	(44,650)
Net cash provided by (used in) financing activities	(39,103)	(127,501)
Effect of exchange rate changes on cash	1,236	448
Net increase (decrease) in cash and cash equivalents	48,765	5,697
Cash, Cash Equivalents and Restricted Cash
Beginning of year	132,118	112,904
End of period	$180,883	$118,601
Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$180,883	$109,854
Restricted cash included in other current assets	—	8,747
Cash, cash equivalents and restricted cash	$180,883	$118,601
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended June 28, 2019
Balance, March 29, 2019	$166,364	$539,067	$281,038	$(142,031)	$844,438
Shares issued	428	8,678	—	—	9,106
Stock compensation cost	—	8,425	—	—	8,425
Net earnings	—	—	88,137	—	88,137
Dividends declared ($0.1600 per share)	—	—	(26,867)	—	(26,867)
Other comprehensive income (loss)	—	—	—	2,719	2,719
Balance, June 28, 2019	$166,792	$556,170	$342,308	$(139,312)	$925,958

Six Months Ended June 28, 2019
Balance, December 28, 2018	$165,171	$510,825	$220,734	$(144,857)	$751,873
Shares issued	1,621	31,064	—	—	32,685
Stock compensation cost	—	14,281	—	—	14,281
Net earnings	—	—	174,886	—	174,886
Dividends declared ($0.3200 per share)	—	—	(53,312)	—	(53,312)
Other comprehensive income (loss)	—	—	—	5,545	5,545
Balance, June 28, 2019	$166,792	$556,170	$342,308	$(139,312)	$925,958

Three Months Ended June 29, 2018
Balance, March 30, 2018	$168,033	515,693	176,524	$(133,071)	$727,179
Shares issued	548	(13,963)	—	—	(13,415)
Shares repurchased	(1,451)	(4,285)	(58,352)	—	(64,088)
Stock compensation cost	—	7,897	—	—	7,897
Restricted stock canceled (issued)	—	—	—	—	—
Net earnings	—	—	89,140	—	89,140
Dividends declared ($0.1325 per share)	—	—	(21,905)	—	(21,905)
Other comprehensive income (loss)	—	—	—	(13,003)	(13,003)
Balance, June 29, 2018	$167,130	505,342	185,407	$(146,074)	$711,805

Six Months Ended June 29, 2018
Balance, December 29, 2017	$169,319	$499,934	$181,599	$(127,789)	$723,063
Shares issued	1,313	3,360	—	—	4,673
Shares repurchased	(3,502)	(10,340)	(141,759)	—	(155,601)
Stock compensation cost	—	13,160	—	—	13,160
Restricted stock canceled (issued)	—	(772)	—	—	(772)
Net earnings	—	—	174,650	—	174,650
Dividends declared ($0.2650 per share)	—	—	(44,536)	—	(44,536)
Reclassified to retained earnings from AOCI	—	—	15,453	(15,453)	—
Other comprehensive income (loss)	—	—	—	(2,832)	(2,832)
Balance, June 29, 2018	$167,130	$505,342	$185,407	$(146,074)	$711,805

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 28, 2019 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 28, 2019 and June 29, 2018, and cash flows for the six months ended June 28, 2019 and June 29, 2018 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 28, 2019, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales
Industrial	$188,507	$190,459	$377,607	$385,655
Process	85,064	85,059	171,958	165,094
Contractor	154,757	149,052	283,633	280,169
Total	$428,328	$424,570	$833,198	$830,918
Operating Earnings
Industrial	$64,428	$67,030	$129,631	$136,155
Process	18,378	17,065	38,392	34,767
Contractor	40,054	38,382	66,593	69,793
Unallocated corporate (expense)	(10,499)	(9,099)	(17,728)	(15,641)
Total	$112,361	$113,378	$216,888	$225,074

Assets by segment were as follows (in thousands):

	June 28, 2019	December 28, 2018
Industrial	$633,813	$640,683
Process	364,496	350,306
Contractor	361,832	283,727
Unallocated corporate	280,406	198,025
Total	$1,640,547	$1,472,741

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales (based on customer location)
United States	$221,565	$212,541	$424,450	$406,323
Other countries	206,763	212,029	408,748	424,595
Total	$428,328	$424,570	$833,198	$830,918

	June 28, 2019	December 28, 2018
Long-lived Assets
United States	$229,398	$178,331
Other countries	57,123	50,964
Total	$286,521	$229,295

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net earnings available to common shareholders	$88,137	$89,140	$174,886	$174,650
Weighted average shares outstanding for basic earnings per share	166,684	167,260	166,150	168,166
Dilutive effect of stock options computed using the treasury stock method and the average market price	5,363	6,005	5,303	6,291
Weighted average shares outstanding for diluted earnings per share	172,047	173,265	171,453	174,457
Basic earnings per share	$0.53	$0.53	$1.05	$1.04
Diluted earnings per share	$0.51	$0.51	$1.02	$1.00

Stock options to purchase 1,532,000 and 1,099,000 shares were not included in the June 28, 2019 and June 29, 2018 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2018	12,270	$24.67	7,312	$20.17
Granted	1,285	45.91
Exercised	(1,241)	15.59
Canceled	(22)	32.72
Outstanding, June 28, 2019	12,292	$27.79	7,731	$22.98

The Company recognized year-to-date share-based compensation of $17.5 million in 2019 and $15.8 million in 2018. As of June 28, 2019, there was $12.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 28, 2019	June 29, 2018
Expected life in years	7.5	7.5
Interest rate	2.6%	2.8%
Volatility	24.6%	25.5%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$12.26	$12.84

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

	Six Months Ended
	June 28, 2019	June 29, 2018
Expected life in years	1.0	1.0
Interest rate	2.6%	2.1%
Volatility	22.7%	21.3%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$11.36	$10.28

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Pension Benefits
Service cost	$1,635	$1,998	$3,644	$4,211
Interest cost	3,572	3,411	7,310	6,845
Expected return on assets	(4,216)	(4,632)	(8,575)	(8,718)
Amortization and other	1,838	2,080	3,817	4,175
Net periodic benefit cost	$2,829	$2,857	$6,196	$6,513
Postretirement Medical
Service cost	$123	$175	$273	$350
Interest cost	264	265	581	529
Amortization	29	136	137	272
Net periodic benefit cost	$416	$576	$991	$1,151

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended June 28, 2019
Balance, March 29, 2019	$(85,232)	$(56,799)	$(142,031)
Other comprehensive income (loss) before reclassifications	—	1,232	1,232
Reclassified to pension cost and deferred tax	1,487	—	1,487
Balance, June 28, 2019	$(83,745)	$(55,567)	$(139,312)

Six Months Ended June 28, 2019
Balance, December 28, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	—	2,401	2,401
Reclassified to pension cost and deferred tax	3,144	—	3,144
Balance, June 28, 2019	$(83,745)	$(55,567)	$(139,312)

Three Months Ended June 29, 2018
Balance, March 30, 2018	$(92,458)	$(40,613)	$(133,071)
Other comprehensive income (loss) before reclassifications	—	(15,112)	(15,112)
Reclassified to pension cost and deferred tax	2,109	—	2,109
Balance, June 29, 2018	$(90,349)	$(55,725)	$(146,074)

Six Months Ended June 29, 2018
Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	—	(6,366)	(6,366)
Reclassified to pension cost and deferred tax	3,534	—	3,534
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, June 29, 2018	$(90,349)	$(55,725)	$(146,074)

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

7.Inventories

Major components of inventories were as follows (in thousands):

	June 28, 2019	December 28, 2018
Finished products and components	$147,159	$142,535
Products and components in various stages of completion	87,670	83,768
Raw materials and purchased components	122,318	115,705
Subtotal	357,147	342,008
Reduction to LIFO cost	(59,602)	(58,026)
Total	$297,545	$283,982

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 28, 2019
Cost	$182,410	$18,913	$1,020	$60,220	$262,563
Accumulated amortization	(73,974)	(9,557)	(545)	—	(84,076)
Foreign currency translation	(10,352)	(861)	(72)	(3,638)	(14,923)
Book value	$98,084	$8,495	$403	$56,582	$163,564
Weighted average life in years	13	10	4	N/A

As of December 28, 2018
Cost	$179,449	$18,571	$1,020	$59,537	$258,577
Accumulated amortization	(67,322)	(8,647)	(439)	—	(76,408)
Foreign currency translation	(10,817)	(895)	(73)	(4,074)	(15,859)
Book value	$101,310	$9,029	$508	$55,463	$166,310
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $3.8 million in 2019 and $4.0 million in 2018 and for the year to date was $7.7 million in 2019 and $8.0 million in 2018. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Estimated Amortization Expense	$15,503	$15,289	$15,089	$15,001	$14,088	$39,686

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 28, 2018	$177,124	$97,168	$19,554	$293,846
Additions, adjustments from business acquisitions	—	1,575	—	1,575
Foreign currency translation	803	49	—	852
Balance, June 28, 2019	$177,927	$98,792	$19,554	$296,273

The Company completed business acquisitions in 2019 that were not material to the consolidated financial statements.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	June 28, 2019	December 28, 2018
Accrued self-insurance retentions	$7,920	$7,870
Accrued warranty and service liabilities	11,797	11,056
Accrued trade promotions	7,229	11,449
Payable for employee stock purchases	6,437	11,916
Customer advances and deferred revenue	41,509	39,995
Income taxes payable	9,727	8,515
Right of return refund liability	12,996	12,705
Operating lease liability, current	8,416	—
Other	35,504	39,535
Total	$141,535	$143,041

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 28, 2018	$11,056
Charged to expense	5,001
Margin on parts sales reversed	1,537
Reductions for claims settled	(5,797)
Balance, June 28, 2019	$11,797

Deferred Revenues

For certain products or services and customer types, we require payment before delivery to the customer. We defer revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $41.5 million as of June 28, 2019 and $40.0 million as of December 28, 2018. Net sales for the year to date included $29.9 million in 2019 and $20.0 million in 2018 that related to deferred revenue as of the beginning of each period.

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 28, 2019	December 28, 2018
Assets
Cash surrender value of life insurance	2	$16,572	$14,320
Forward exchange contracts	2	78	82
Total assets at fair value		$16,650	$14,402
Liabilities
Contingent consideration	3	$4,700	$7,200
Deferred compensation	2	4,373	4,203
Total liabilities at fair value		$9,073	$11,403

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

Long-term notes payable with fixed interest rates have a carrying amount of $225 million, including $75 million classified as current, and an estimated fair value of $240 million as of June 28, 2019 and $235 million as of December 28, 2018. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

Practical Expedients and Exemptions

Electing the package of practical expedients permitted under transition guidance, we did not reassess previous conclusions about whether existing contracts contained a lease, historical lease classification, or initial direct costs. Electing the hindsight practical expedient to determine the lease term for existing leases did not result in any changes to existing lease terms. We elected not to apply recognition requirements to short term leases with terms of twelve months or less across all asset classes. We elected to analyze vehicle assets using the portfolio approach. Lastly, we elected as an accounting policy not to separate the lease and non-lease components in the lease payments across all asset classes.

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

As of June 28, 2019, the weighted average remaining lease term was 6.0 years and the weighted average discount rate used to determine the operating lease liability was 4.1%. For the six months ended June 28, 2019, expense related to operating leases was $5.8 million, operating lease payments included in operating cash flows totaled $5.7 million and non-cash additions to operating lease assets totaled $2.0 million.

As of June 28, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$4,755
2020	8,581
2021	6,473
2022	5,320
2023	3,947
2024	1,825
Thereafter	7,507
Total lease payments	$38,408
Present value adjustment	(4,258)
Operating lease liabilities	$34,150

Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year at December 28, 2018 were reported under previous lease accounting standards as follows (in thousands):

Total
2019	$11,613
2020	8,759
2021	6,745
2022	5,102
2023	3,721
Thereafter	2,340
Total	$38,280

Credit Losses

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard is effective for the Company in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. The Company expects no significant impact on earnings or financial condition from the adoption of the new standard. The Company is continuing to evaluate the effects of the new standard on related disclosures and accounting systems.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	June 28, 2019	June 29, 2018	% Change	June 28, 2019	June 29, 2018	% Change
Net Sales	$428.3	$424.6	1%	$833.2	$830.9	0%
Operating Earnings	112.4	113.4	(1)%	216.9	225.1	(4)%
Net Earnings	88.1	89.1	(1)%	174.9	174.7	0%
Net Earnings, adjusted (1)	85.9	82.7	4%	166.0	166.8	0%
Diluted Net Earnings per Common Share	$0.51	$0.51	0%	$1.02	$1.00	2%
Diluted Net Earnings per Common Share, adjusted (1)	$0.50	$0.48	4%	$0.97	$0.96	1%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increases in the Americas and EMEA were offset by decreases in Asia Pacific. Changes in currency translation rates decreased worldwide sales by approximately $9 million (2 percentage points) for the quarter and $20 million for the year to date (3 percentage points). Gross margin rates decreased from the comparable periods last year, and operating expenses decreased both in dollars and as a percentage of sales.

Excluding the impact of tax benefits related to stock option exercises and the effects of certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Earnings before income taxes	$107.8	$105.2	$208.5	$212.7

Income taxes, as reported	$19.7	$16.1	$33.6	$38.0
Excess tax benefit from option exercises	2.2	6.4	7.4	7.9
Other non-recurring tax benefit	—	—	1.5	—
Income taxes, adjusted	$21.9	$22.5	$42.5	$45.9

Effective income tax rate
As reported	18.2%	15.3%	16.1%	17.9%
Adjusted	20.3%	21.4%	20.4%	21.6%

Net Earnings, as reported	$88.1	$89.1	$174.9	$174.7
Excess tax benefit from option exercises	(2.2)	(6.4)	(7.4)	(7.9)
Other non-recurring tax benefit	—	—	(1.5)	—
Net Earnings, adjusted	$85.9	$82.7	$166.0	$166.8

Weighted Average Diluted Shares	172.0	173.3	171.5	174.5
Diluted Earnings per Share
As reported	$0.51	$0.51	$1.02	$1.00
Adjusted	$0.50	$0.48	$0.97	$0.96

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	47.0	45.9	46.8	45.6
Gross Profit	53.0	54.1	53.2	54.4
Product development	4.1	3.8	4.1	3.8
Selling, marketing and distribution	14.1	14.8	14.6	15.1
General and administrative	8.6	8.8	8.5	8.4
Operating Earnings	26.2	26.7	26.0	27.1
Interest expense	0.8	0.9	0.8	0.9
Other expense, net	0.2	1.0	0.2	0.6
Earnings Before Income Taxes	25.2	24.8	25.0	25.6
Income taxes	4.6	3.8	4.0	4.6
Net Earnings	20.6%	21.0%	21.0%	21.0%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Americas(1)	$253.7	$245.7	$485.7	$467.1
EMEA(2)	101.1	96.8	200.6	198.2
Asia Pacific	73.5	82.1	146.9	165.6
Consolidated	$428.3	$424.6	$833.2	$830.9

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	4%	0%	(1)%	3%	4%	0%	0%	4%
EMEA	10%	0%	(6)%	4%	7%	0%	(6)%	1%
Asia Pacific	(6)%	0%	(4)%	(10)%	(7)%	0%	(4)%	(11)%
Consolidated	3%	0%	(2)%	1%	3%	0%	(3)%	0%

Gross Profit

Gross profit margin rates for the quarter and year to date decreased by 1 percentage point from the comparable periods last year. Changes in currency translation rates accounted for approximately half of the decrease. Price changes implemented in the first quarter had a stronger impact on second quarter gross margin rate, largely offsetting the adverse impacts of higher material costs, lower factory volume and product and channel mix.

Operating Expenses

Total operating expenses for the quarter and year to date decreased $2 million (2 percent) and $1 million (1 percent), respectively, compared to last year. Reductions in volume and earnings-based expenses more than offset increases in product development expenses, which increased 8 percent for both the quarter and the year to date.

Income Taxes

The effective income tax rate for the quarter was 18 percent, up 3 percentage points from the comparable period last year. The increase was primarily due to a $4 million decrease in excess tax benefits related to stock option exercises. The effective income tax rate for the year to date was 16 percent, down 2 percentage points from the comparable period last year. The decrease was due to additional net benefits from U.S. tax reform provisions and non-recurring benefits from other tax planning activities.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales
Americas	$80.7	$79.3	$161.6	$153.5
EMEA	59.1	56.5	117.2	116.7
Asia Pacific	48.7	54.7	98.8	115.5
Total	$188.5	$190.5	$377.6	$385.7
Operating earnings as a percentage of net sales	34%	35%	34%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	2%	0%	0%	2%	6%	0%	(1)%	5%
EMEA	10%	0%	(5)%	5%	7%	0%	(7)%	0%
Asia Pacific	(6)%	0%	(5)%	(11)%	(10)%	0%	(4)%	(14)%
Segment Total	2%	0%	(3)%	(1)%	1%	0%	(3)%	(2)%

For both the quarter and the year to date, Industrial segment sales growth in the Americas and EMEA was more than offset by decreases in Asia Pacific, where end markets softened. Operating earnings as a percentage of sales decreased as the favorable effects of pricing and expense leverage were more than offset by the adverse impacts of currency translation, higher material costs, lower factory volume and product and channel mix.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales
Americas	$55.1	$54.8	$112.2	$106.1
EMEA	14.3	14.4	30.1	29.4
Asia Pacific	15.7	15.9	29.7	29.6
Total	$85.1	$85.1	$172.0	$165.1
Operating earnings as a percentage of net sales	22%	20%	22%	21%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	1%	0%	0%	1%	6%	0%	0%	6%
EMEA	2%	1%	(4)%	(1)%	6%	0%	(4)%	2%
Asia Pacific	3%	0%	(4)%	(1)%	4%	0%	(4)%	0%
Segment Total	1%	0%	(1)%	0%	6%	0%	(2)%	4%

Process segment sales for the year to date increased in all product applications, although the rate of growth slowed in the second quarter. Gross margin rates were consistent with the comparable periods last year at constant currency translation rates. Operating margin rate for the quarter for this segment improved by 2 percentage points, driven by lower volume and earnings-based costs. For the year to date, higher sales volume and expense leverage led to a 1 percentage point increase in operating margin rate.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Sales
Americas	$118.0	$111.6	$211.9	$207.5
EMEA	27.7	26.0	53.3	52.2
Asia Pacific	9.1	11.5	18.4	20.5
Total	$154.8	$149.1	$283.6	$280.2
Operating earnings as a percentage of net sales	26%	26%	23%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	6%	0%	0%	6%	2%	0%	0%	2%
EMEA	12%	0%	(5)%	7%	9%	0%	(7)%	2%
Asia Pacific	(17)%	0%	(4)%	(21)%	(5)%	0%	(5)%	(10)%
Segment Total	5%	0%	(1)%	4%	3%	0%	(2)%	1%

Contractor segment sales at consistent currency translation rates increased by 5 percent, driving year-to-date growth to 3 percent. Operating margin rate for the quarter was consistent with the rate for the comparable quarter last year. Reductions in volume and earnings-based costs offset the adverse impacts of currency translation. Operating margin rate for the year to date was 2 percentage points lower than last year due to changes in currency translation rates, higher material costs, lower factory volume and higher factory spending.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $164 million in the first half of 2019 compared to $171 million in the comparable period of 2018. The decrease reflects increased payments related to various accrued liabilities. Increases in accounts receivable and inventories reflect growth in business activity in the six months ended June 28, 2019. Significant uses of cash in 2019 included dividend payments of $53 million, property, plant and equipment additions of $70 million and net payments on credit lines of $16 million. Proceeds from shares issued in the first half of 2019 totaled $34 million, partially offset by $2 million of payments for shares repurchased in 2018 and settled in 2019. Although the Company did not repurchase any shares in the first half of 2019, it may make additional opportunistic purchases going forward.

In 2018, significant uses of cash included share repurchases of $156 million, cash dividends of $45 million, and property, plant and equipment additions of $27 million.

At June 28, 2019, the Company had various lines of credit totaling $594 million, of which $559 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2019, including its capital expenditure plan (including several building projects to expand production and distribution capacity), planned dividends, share repurchases, and acquisitions. Subsequent to the end of the second quarter of 2019, the Company prepaid $75 million of private placement debt that was due in January, 2020.

Outlook

Given the slow start to the year, we lowered our full-year 2019 worldwide outlook to low single-digit organic sales growth on a constant currency basis. While overall economic conditions are challenging, we continue to pursue our growth strategies and manage the business for the long term.

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

No shares were purchased in the second quarter of 2019. As of June 28, 2019, there were 21,002,528 shares that may yet be purchased under the Board authorizations.

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2019.)

10.2	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2019 Stock Incentive Plan in 2019.

10.3	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 24, 2019.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 24, 2019	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2019	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 24, 2019	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)