Form 10-Q
period 2019-09-27
GRACO INC
filed 2019-10-23
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2019

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

166,780,000 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 16, 2019.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales	$400,555	$415,936	$1,233,753	$1,246,854
Cost of products sold	193,176	194,477	583,378	573,071
Gross Profit	207,379	221,459	650,375	673,783
Product development	16,723	15,734	50,616	47,135
Selling, marketing and distribution	55,538	57,270	176,796	182,741
General and administrative	31,719	33,676	102,676	104,054
Operating Earnings	103,399	114,779	320,287	339,853
Interest expense	3,618	3,583	10,584	10,707
Other expense, net	2,972	3,139	4,360	8,425
Earnings Before Income Taxes	96,809	108,057	305,343	320,721
Income taxes	12,677	15,376	46,325	53,390
Net Earnings	$84,132	$92,681	$259,018	$267,331
Net Earnings per Common Share
Basic	$0.50	$0.55	$1.56	$1.59
Diluted	$0.49	$0.54	$1.51	$1.54
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Earnings	$84,132	$92,681	$259,018	$267,331
Components of other comprehensive income (loss)
Cumulative translation adjustment	(6,396)	4,161	(3,995)	(2,205)
Pension and postretirement medical liability adjustment	2,268	1,972	6,305	6,503
Income taxes - pension and postretirement medical liability adjustment	(505)	(448)	(1,398)	(1,445)
Other comprehensive income	(4,633)	5,685	912	2,853
Comprehensive Income	$79,499	$98,366	$259,930	$270,184
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 27, 2019	December 28, 2018
ASSETS
Current Assets
Cash and cash equivalents	$177,306	$132,118
Accounts receivable, less allowances of $5,200 and $5,300	277,417	274,608
Inventories	288,588	283,982
Other current assets	29,316	32,508
Total current assets	772,627	723,216
Property, Plant and Equipment, net	308,656	229,295
Goodwill	301,420	293,846
Other Intangible Assets, net	161,525	166,310
Operating Lease Assets	30,898	—
Deferred Income Taxes	32,069	32,055
Other Assets	30,229	28,019
Total Assets	$1,637,424	$1,472,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$4,686	$11,083
Trade accounts payable	54,882	56,902
Salaries and incentives	49,798	62,297
Dividends payable	26,716	26,480
Other current liabilities	151,445	143,041
Total current liabilities	287,527	299,803
Long-term Debt	192,101	266,391
Retirement Benefits and Deferred Compensation	136,871	133,388
Operating Lease Liabilities	24,822	—
Deferred Income Taxes	12,307	16,586
Other Non-current Liabilities	—	4,700
Shareholders’ Equity
Common stock	166,858	165,171
Additional paid-in-capital	563,566	510,825
Retained earnings	397,317	220,734
Accumulated other comprehensive income (loss)	(143,945)	(144,857)
Total shareholders’ equity	983,796	751,873
Total Liabilities and Shareholders’ Equity	$1,637,424	$1,472,741
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 27, 2019	September 28, 2018
Cash Flows From Operating Activities
Net Earnings	$259,018	$267,331
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	36,401	35,570
Deferred income taxes	(6,067)	15,407
Share-based compensation	23,186	22,016
Change in
Accounts receivable	(2,906)	(25,576)
Inventories	(5,052)	(23,094)
Trade accounts payable	(776)	74
Salaries and incentives	(15,422)	(4,943)
Retirement benefits and deferred compensation	10,206	(30,202)
Other accrued liabilities	198	(1,348)
Other	695	(974)
Net cash provided by operating activities	299,481	254,261
Cash Flows From Investing Activities
Property, plant and equipment additions	(102,496)	(39,569)
Acquisition of businesses, net of cash acquired	(19,216)	(10,769)
Other	(961)	(1,386)
Net cash provided by (used in) investing activities	(122,673)	(51,724)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(6,240)	(2,558)
Borrowings on long-term lines of credit	106,454	612,979
Payments on long-term debt and lines of credit	(179,270)	(575,113)
Common stock issued	36,244	23,471
Common stock repurchased	(5,121)	(155,601)
Taxes paid related to net share settlement of equity awards	(1,268)	(16,151)
Cash dividends paid	(79,762)	(66,794)
Net cash provided by (used in) financing activities	(128,963)	(179,767)
Effect of exchange rate changes on cash	(2,657)	1,915
Net increase (decrease) in cash and cash equivalents	45,188	24,685
Cash and Cash Equivalents
Beginning of year	132,118	112,904
End of period	$177,306	$137,589
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended September 27, 2019
Balance, June 28, 2019	$166,792	$556,170	$342,308	$(139,312)	$925,958
Shares issued	126	2,163	—	—	2,289
Shares repurchased	(60)	(186)	(2,437)	—	(2,683)
Stock compensation cost	—	5,419	—	—	5,419
Net earnings	—	—	84,132	—	84,132
Dividends declared ($0.1600 per share)	—	—	(26,686)	—	(26,686)
Other comprehensive income (loss)	—	—	—	(4,633)	(4,633)
Balance, September 27, 2019	$166,858	$563,566	$397,317	$(143,945)	$983,796

Nine Months Ended September 27, 2019
Balance, December 28, 2018	$165,171	$510,825	$220,734	$(144,857)	$751,873
Shares issued	1,747	33,227	—	—	34,974
Shares repurchased	(60)	(186)	(2,437)	—	(2,683)
Stock compensation cost	—	19,700	—	—	19,700
Net earnings	—	—	259,018	—	259,018
Dividends declared ($0.4800 per share)	—	—	(79,998)	—	(79,998)
Other comprehensive income (loss)	—	—	—	912	912
Balance, September 27, 2019	$166,858	$563,566	$397,317	$(143,945)	$983,796

Three Months Ended September 28, 2018
Balance, June 29, 2018	$167,130	505,342	185,407	$(146,074)	$711,805
Shares issued	279	3,140	—	—	3,419
Stock compensation cost	—	5,161	—	—	5,161
Net earnings	—	—	92,681	—	92,681
Dividends declared ($0.1325 per share)	—	—	(22,189)	—	(22,189)
Other comprehensive income (loss)	—	—	—	5,685	5,685
Balance, September 28, 2018	$167,409	513,643	255,899	$(140,389)	$796,562

Nine Months Ended September 28, 2018
Balance, December 29, 2017	$169,319	$499,934	$181,599	$(127,789)	$723,063
Shares issued	1,592	6,500	—	—	8,092
Shares repurchased	(3,502)	(10,340)	(141,759)	—	(155,601)
Stock compensation cost	—	18,321	—	—	18,321
Restricted stock canceled (issued)	—	(772)	—	—	(772)
Net earnings	—	—	267,331	—	267,331
Dividends declared ($0.3975 per share)	—	—	(66,725)	—	(66,725)
Reclassified to retained earnings from AOCI	—	—	15,453	(15,453)	—
Other comprehensive income (loss)	—	—	—	2,853	2,853
Balance, September 28, 2018	$167,409	$513,643	$255,899	$(140,389)	$796,562

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 27, 2019 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 27, 2019 and September 28, 2018, and cash flows for the nine months ended September 27, 2019 and September 28, 2018 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 27, 2019, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales
Industrial	$175,016	$195,855	$552,623	$581,510
Process	84,090	84,556	256,048	249,650
Contractor	141,449	135,525	425,082	415,694
Total	$400,555	$415,936	$1,233,753	$1,246,854
Operating Earnings
Industrial	$57,023	$70,572	$186,654	$206,727
Process	18,194	17,862	56,586	52,629
Contractor	34,005	32,739	100,598	102,532
Unallocated corporate (expense)	(5,823)	(6,394)	(23,551)	(22,035)
Total	$103,399	$114,779	$320,287	$339,853

Assets by segment were as follows (in thousands):

	September 27, 2019	December 28, 2018
Industrial	$611,075	$640,683
Process	375,933	350,306
Contractor	370,707	283,727
Unallocated corporate	279,709	198,025
Total	$1,637,424	$1,472,741

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales (based on customer location)
United States	$214,468	$208,269	$638,918	$614,592
Other countries	186,087	207,667	594,835	632,262
Total	$400,555	$415,936	$1,233,753	$1,246,854

	September 27, 2019	December 28, 2018
Long-lived Assets
United States	$253,039	$178,331
Other countries	55,617	50,964
Total	$308,656	$229,295

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net earnings available to common shareholders	$84,132	$92,681	$259,018	$267,331
Weighted average shares outstanding for basic earnings per share	166,848	167,247	166,383	167,860
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,929	5,790	5,178	6,124
Weighted average shares outstanding for diluted earnings per share	171,777	173,037	171,561	173,984
Basic earnings per share	$0.50	$0.55	$1.56	$1.59
Diluted earnings per share	$0.49	$0.54	$1.51	$1.54

Stock options to purchase 802,000 and 435,000 shares were not included in the September 27, 2019 and September 28, 2018 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 28, 2018	12,270	$24.67	7,312	$20.17
Granted	1,285	45.91
Exercised	(1,364)	15.73
Canceled	(35)	32.09
Outstanding, September 27, 2019	12,156	$27.89	7,620	$23.08

The Company recognized year-to-date share-based compensation of $23.2 million in 2019 and $22.0 million in 2018. As of September 27, 2019, there was $8.2 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 27, 2019	September 28, 2018
Expected life in years	7.5	7.5
Interest rate	2.6%	2.8%
Volatility	24.6%	25.5%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$12.26	$12.84

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

	Nine Months Ended
	September 27, 2019	September 28, 2018
Expected life in years	1.0	1.0
Interest rate	2.6%	2.1%
Volatility	22.7%	21.3%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$11.36	$10.28

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Pension Benefits
Service cost	$2,161	$2,165	$5,805	$6,376
Interest cost	3,711	3,227	11,021	10,072
Expected return on assets	(4,289)	(4,369)	(12,864)	(13,087)
Amortization and other	3,095	2,077	6,912	6,252
Net periodic benefit cost	$4,678	$3,100	$10,874	$9,613
Postretirement Medical
Service cost	$136	$127	$409	$477
Interest cost	291	284	872	813
Amortization	68	213	205	485
Net periodic benefit cost	$495	$624	$1,486	$1,775

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 27, 2019
Balance, June 28, 2019	$(83,745)	$(55,567)	$(139,312)
Other comprehensive income (loss) before reclassifications	—	(6,396)	(6,396)
Reclassified to pension cost and deferred tax	1,763	—	1,763
Balance, September 27, 2019	$(81,982)	$(61,963)	$(143,945)

Nine Months Ended September 27, 2019
Balance, December 28, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	—	(3,995)	(3,995)
Reclassified to pension cost and deferred tax	4,907	—	4,907
Balance, September 27, 2019	$(81,982)	$(61,963)	$(143,945)

Three Months Ended September 28, 2018
Balance, June 29, 2018	$(90,349)	$(55,725)	$(146,074)
Other comprehensive income (loss) before reclassifications	—	4,161	4,161
Reclassified to pension cost and deferred tax	1,524	—	1,524
Balance, September 28, 2018	$(88,825)	$(51,564)	$(140,389)

Nine Months Ended September 28, 2018
Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	—	(2,205)	(2,205)
Reclassified to pension cost and deferred tax	5,058	—	5,058
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, September 28, 2018	$(88,825)	$(51,564)	$(140,389)

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

7.Inventories

Major components of inventories were as follows (in thousands):

	September 27, 2019	December 28, 2018
Finished products and components	$142,184	$142,535
Products and components in various stages of completion	88,345	83,768
Raw materials and purchased components	119,242	115,705
Subtotal	349,771	342,008
Reduction to LIFO cost	(61,183)	(58,026)
Total	$288,588	$283,982

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 27, 2019
Cost	$184,410	$20,013	$1,020	$61,020	$266,463
Accumulated amortization	(77,345)	(10,053)	(597)	—	(87,995)
Foreign currency translation	(11,581)	(978)	(74)	(4,310)	(16,943)
Book value	$95,484	$8,982	$349	$56,710	$161,525
Weighted average life in years	13	10	4	N/A

As of December 28, 2018
Cost	$179,449	$18,571	$1,020	$59,537	$258,577
Accumulated amortization	(67,322)	(8,647)	(439)	—	(76,408)
Foreign currency translation	(10,817)	(895)	(73)	(4,074)	(15,859)
Book value	$101,310	$9,029	$508	$55,463	$166,310
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $3.9 million in 2019 and $3.8 million in 2018 and for the year to date was $11.6 million in 2019 and $11.8 million in 2018. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Estimated Amortization Expense	$15,497	$15,543	$15,343	$15,253	$14,359	$40,413

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 28, 2018	$177,124	$97,168	$19,554	$293,846
Additions, adjustments from business acquisitions	—	9,197	—	9,197
Foreign currency translation	(1,192)	(431)	—	(1,623)
Balance, September 27, 2019	$175,932	$105,934	$19,554	$301,420

The Company completed business acquisitions in 2019 that were not material to the consolidated financial statements.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	September 27, 2019	December 28, 2018
Accrued self-insurance retentions	$8,337	$7,870
Accrued warranty and service liabilities	12,222	11,056
Accrued trade promotions	7,954	11,449
Payable for employee stock purchases	10,123	11,916
Customer advances and deferred revenue	46,693	39,995
Income taxes payable	8,939	8,515
Right of return refund liability	13,293	12,705
Operating lease liability, current	7,906	—
Other	35,978	39,535
Total	$151,445	$143,041

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 28, 2018	$11,056
Charged to expense	7,781
Margin on parts sales reversed	2,096
Reductions for claims settled	(8,711)
Balance, September 27, 2019	$12,222

Deferred Revenues

For certain products or services and customer types, we require payment before delivery to the customer. We defer revenue when cash payments are received or due in advance of our performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $46.7 million as of September 27, 2019 and $40.0 million as of December 28, 2018. Net sales for the year to date included $34.9 million in 2019 and $21.8 million in 2018 that related to deferred revenue as of the beginning of each period.

10.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 27, 2019	December 28, 2018
Assets
Cash surrender value of life insurance	2	$16,474	$14,320
Forward exchange contracts	2	138	82
Total assets at fair value		$16,612	$14,402
Liabilities
Contingent consideration	3	$6,800	$7,200
Deferred compensation	2	4,489	4,203
Total liabilities at fair value		$11,289	$11,403

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

Contingent consideration liability represents the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of certain acquired businesses based on future revenues.

Long-term notes payable with fixed interest rates had a carrying amount of $150 million as of September 27, 2019 and $225 million as of December 28, 2018, and estimated fair value of $165 million and $235 million, respectively. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

11.Recent Accounting Pronouncements

Leases

Adoption of New Accounting Standard

The Company adopted ASU No. 2016-02— Leases (Topic 842) as of December 29, 2018, the beginning of our fiscal year 2019. Using the modified retrospective approach with transition relief, we recorded operating lease assets and liabilities of $35 million as of December 29, 2018, and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings and cash flows.

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

As of September 27, 2019, the weighted average remaining lease term was 5.8 years and the weighted average discount rate used to determine the operating lease liability was 4.0%. For the nine months ended September 27, 2019, expense related to operating leases was $8.6 million, operating lease payments included in operating cash flows totaled $8.2 million, and non-cash additions to operating lease assets totaled $2.2 million.

As of September 27, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$2,870
2020	9,063
2021	6,840
2022	5,497
2023	3,955
2024	1,808
Thereafter	7,481
Total lease payments	$37,514
Present value adjustment	(4,786)
Operating lease liabilities	$32,728

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	September 27, 2019	September 28, 2018	% Change	September 27, 2019	September 28, 2018	% Change
Net Sales	$400.6	$415.9	(4)%	$1,233.8	$1,246.9	(1)%
Operating Earnings	103.4	114.8	(10)%	320.3	339.9	(6)%
Net Earnings	84.1	92.7	(9)%	259.0	267.3	(3)%
Net Earnings, adjusted (1)	77.4	85.8	(10)%	243.4	252.5	(4)%
Diluted Net Earnings per Common Share	$0.49	$0.54	(9)%	$1.51	$1.54	(2)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.45	$0.50	(10)%	$1.42	$1.45	(2)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Changes in currency translation rates decreased worldwide sales by approximately $6 million (2 percentage points) for the quarter and $26 million (2 percentage points) for the year to date. At consistent translation rates, sales increases in the Americas and EMEA were more than offset by decreases in Asia Pacific. Gross margin rates decreased from the comparable periods last year, and operating expenses decreased both in dollars and as a percentage of sales.

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	48.2	46.8	47.3	46.0
Gross Profit	51.8	53.2	52.7	54.0
Product development	4.2	3.8	4.1	3.8
Selling, marketing and distribution	13.9	13.7	14.3	14.6
General and administrative	7.9	8.1	8.3	8.3
Operating Earnings	25.8	27.6	26.0	27.3
Interest expense	0.9	0.9	0.9	0.9
Other expense, net	0.7	0.7	0.4	0.7
Earnings Before Income Taxes	24.2	26.0	24.7	25.7
Income taxes	3.2	3.7	3.7	4.3
Net Earnings	21.0%	22.3%	21.0%	21.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Americas(1)	$243.0	$235.9	$728.9	$703.0
EMEA(2)	94.0	94.2	294.5	292.4
Asia Pacific	63.6	85.8	210.4	251.5
Consolidated	$400.6	$415.9	$1,233.8	$1,246.9

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	3%	0%	0%	3%	4%	0%	0%	4%
EMEA	2%	2%	(4)%	0%	5%	1%	(5)%	1%
Asia Pacific	(25)%	1%	(2)%	(26)%	(13)%	0%	(3)%	(16)%
Consolidated	(3)%	1%	(2)%	(4)%	1%	0%	(2)%	(1)%

Gross Profit

Gross profit margin rates for the quarter and year to date decreased from the comparable periods last year driven by lower factory volume, unfavorable channel and product mix and changes in currency translation rates. Price changes implemented in the first quarter offset the adverse impact of higher material costs.

Operating Expenses

Total operating expenses for the quarter and year to date decreased $3 million (3 percent) and $4 million (1 percent), respectively, compared to last year. Reductions in volume and earnings-based expenses more than offset increases in product development expenses, which increased 6 percent for the quarter and 7 percent for the year to date.

Other Expense

Other expense for the year to date was $4 million lower than the comparable period last year, driven by lower exchange losses on net assets of foreign operations.

Income Taxes

The effective income tax rate was 13 percent for the quarter and 15 percent for the year to date, both down approximately 1 percentage point from the comparable periods last year. The decrease was driven by a revaluation of deferred taxes pursuant to a tax rate change in a foreign jurisdiction. The impact of the tax rate change was partially offset by the effects of decreases in excess tax benefits related to stock option exercises.
Financial Results Adjusted for Comparability

Excluding the impact of tax benefits related to stock option exercises and certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Earnings before income taxes	$96.8	$108.1	$305.3	$320.7

Income taxes, as reported	$12.7	$15.4	$46.3	$53.4
Excess tax benefit from option exercises	0.7	1.9	8.1	9.8
Other non-recurring tax benefit	6.0	5.0	7.5	5.0
Income taxes, adjusted	$19.4	$22.3	$61.9	$68.2

Effective income tax rate
As reported	13.1%	14.2%	15.2%	16.6%
Adjusted	20.0%	20.6%	20.3%	21.2%

Net Earnings, as reported	$84.1	$92.7	$259.0	$267.3
Excess tax benefit from option exercises	(0.7)	(1.9)	(8.1)	(9.8)
Other non-recurring tax benefit	(6.0)	(5.0)	(7.5)	(5.0)
Net Earnings, adjusted	$77.4	$85.8	$243.4	$252.5

Weighted Average Diluted Shares	171.8	173.0	171.6	174.0
Diluted Earnings per Share
As reported	$0.49	$0.54	$1.51	$1.54
Adjusted	$0.45	$0.50	$1.42	$1.45

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales
Americas	$77.6	$78.6	$239.2	$232.1
EMEA	55.3	58.1	172.5	174.7
Asia Pacific	42.1	59.2	140.9	174.7
Total	$175.0	$195.9	$552.6	$581.5
Operating earnings as a percentage of net sales	33%	36%	34%	36%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	0%	0%	(1)%	3%	0%	0%	3%
EMEA	(1)%	0%	(4)%	(5)%	4%	0%	(5)%	(1)%
Asia Pacific	(28)%	0%	(1)%	(29)%	(16)%	0%	(3)%	(19)%
Segment Total	(9)%	0%	(2)%	(11)%	(2)%	0%	(3)%	(5)%

Continued softness in Asia Pacific end markets led to steep declines in third quarter Industrial segment sales. For the year to date, underlying sales growth in the Americas and EMEA was more than offset by decreases in Asia Pacific. Operating earnings as a percentage of sales decreased as the favorable effects of pricing were more than offset by the adverse impacts of currency translation, higher material costs, lower sales and factory volume, and product and channel mix.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales
Americas	$55.2	$53.5	$167.5	$159.5
EMEA	15.4	13.8	45.5	43.2
Asia Pacific	13.5	17.3	43.1	47.0
Total	$84.1	$84.6	$256.1	$249.7
Operating earnings as a percentage of net sales	22%	21%	22%	21%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	2%	1%	0%	3%	5%	0%	0%	5%
EMEA	6%	10%	(4)%	12%	6%	3%	(4)%	5%
Asia Pacific	(24)%	3%	(2)%	(23)%	(6)%	1%	(3)%	(8)%
Segment Total	(2)%	2%	(1)%	(1)%	3%	1%	(1)%	3%

Process segment sales comparisons to last year were also affected by weakness in Asia Pacific. For the quarter, decreases in Asia Pacific were largely offset by growth in the Americas and EMEA and the impact of acquired operations. Year-to-date sales at consistent translation rates increased in all product applications, although growth was lower and certain applications had decreases in the third quarter. Operating margin rates for the quarter and year to date improved, driven by lower volume and earnings-based costs.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Sales
Americas	$110.2	$103.8	$322.2	$311.3
EMEA	23.3	22.4	76.5	74.6
Asia Pacific	8.0	9.3	26.4	29.8
Total	$141.5	$135.5	$425.1	$415.7
Operating earnings as a percentage of net sales	24%	24%	24%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	6%	0%	0%	6%	4%	0%	(1)%	3%
EMEA	8%	0%	(4)%	4%	8%	0%	(5)%	3%
Asia Pacific	(10)%	0%	(4)%	(14)%	(7)%	0%	(4)%	(11)%
Segment Total	5%	0%	(1)%	4%	4%	0%	(2)%	2%

Contractor segment sales for the quarter, at consistent currency translation rates, increased by 5 percent, driving year-to-date growth to 4 percent. The portion of Contractor sales in Asia Pacific is lower than other reporting segments, so weakness in that region had less impact on Contractor results. Operating margin rate for the quarter was consistent with the rate for the comparable quarter last year. Reductions in volume and earnings-based costs offset the adverse impacts of higher material costs and unfavorable product and channel mix. Operating margin rate for the year to date was 1 percentage point lower than last year due to changes in currency translation rates, higher material costs, lower factory volume and higher factory spending.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $299 million in the first nine months of 2019, $45 million higher than the comparable period of 2018. The 2018 period included a $40 million cash contribution to one of the Company's U.S. qualified defined benefit retirement plans. Significant uses of cash in 2019 included property, plant and equipment additions of $102 million, dividend payments of $80 million, prepayment of $75 million of private placement debt that was due in 2020, and business acquisitions totaling $19 million. Proceeds from shares issued in the first nine months of 2019 totaled $36 million, partially offset by $5 million of payments for shares repurchased. The Company may make additional opportunistic share purchases going forward.

In 2018, other significant uses of cash included share repurchases of $156 million, cash dividends of $67 million, and property, plant and equipment additions of $40 million.

At September 27, 2019, the Company had various lines of credit totaling $594 million, of which $548 million was unused. Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2019, including its capital expenditure plan (including several building projects to expand production and distribution capacity), planned dividends, share repurchases, and acquisitions.

Outlook

Given the sharp decline in Asia Pacific and slowing in our Industrial and Process businesses in the Americas, we are lowering our full-year 2019 worldwide outlook to flat revenue on a constant currency organic basis. Despite this downward change in outlook, we intend to fully fund our growth initiatives while remaining diligent on discretionary spending in this current cycle.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
June 29,2019 - July 26, 2019	—	$—	—	21,002,528
July 27, 2019 - Aug 23, 2019	10,000	$44.63	10,000	20,992,528
Aug 24, 2019 - Sep 27, 2019	50,300	$44.47	50,300	20,942,228

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 23, 2019.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 23, 2019	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2019	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 23, 2019	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)