Form 10-K
period 2019-12-27
GRACO INC
filed 2020-02-18
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 27, 2019, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 164,281,638 shares of common stock held by non-affiliates of the registrant was $8,243,652,599 as of June 28, 2019.
167,916,424 shares of common stock were outstanding as of February 4, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2020, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

We also make targeted acquisitions to broaden our product offering, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. We completed business acquisitions in 2019, 2018 and 2017 that were not material to our consolidated financial statements.

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

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Sales in the Americas represent approximately 58 percent of our Company’s total sales. Sales in EMEA represent approximately 25 percent. Sales in Asia Pacific represent approximately 17 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

For all segments, we primarily sell our equipment through third-party distributors worldwide, positioned throughout our geographic regions, and through selected retailers. Our products are sold from our warehouse to our third-party distributors or retailers who sell our products to end users. Certain of our businesses sell their products directly to end-user customers and have direct relationships with customers.

Outside of the U.S., our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Montevideo, Uruguay reinforce our commitment to their regions.

During 2019, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, planned facility expansions, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. In 2019, we completed a project to significantly expand our manufacturing facility in Sioux Falls, SD, and construction will be completed in early 2020 on a project that will more than double the size of our Contractor segment facility in Rogers, MN. We are in the planning and design phases of additional projects to expand capacity in other manufacturing and distribution locations in 2020 and beyond. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Suzhou and Shanghai, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; Kamas, Utah; and Coventry and Brighouse, United Kingdom. The product development and engineering groups focus on new product design, product improvements, and new applications for existing products and technologies for their specific customer base. We continue to enhance our product capabilities with particular emphasis on automation and configurability, easier integration with end-user customer manufacturing and business systems, and increased focus on data and analytics. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $68 million in 2019, $63 million in 2018 and $59 million in 2017. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. Our Company will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 45 percent of our total sales in 2019. It includes the Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs.

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

Applied Fluid Technologies

The Applied Fluid Technologies division designs and sells equipment for use by industrial customers and specialty contractors. This equipment includes two-component proportioning systems that are used to spray polyurethane foam (spray foam) and polyurea coatings. Spray foam is commonly used for insulating building walls, roofs, water heaters, refrigerators, hot tubs and other items. Polyurea coatings are applied on storage tanks, pipes, roofs, truck beds, concrete and other items. We offer a complete line of pumps and proportioning equipment that sprays specialty coatings on a variety of surfaces for protection and fireproofing. This division also manufactures equipment that pumps, meters, mixes and dispenses sealant, adhesive and composite materials. Our advanced composite equipment includes gel-coat equipment, chop and wet-out systems, resin transfer molding systems and applicators and precision dispensing solutions. This equipment bonds, molds, seals, vacuum encapsulates and laminates parts and devices in a wide variety of industrial applications.

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

This division also makes powder finishing products and systems that coat powder finishing on metals. These products are sold under the Gema® and SAT® brands. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end users of our powder finishing products include manufacturers in the construction, home appliance, automotive component and custom coater industries. We strive to provide innovative solutions in powder coating for end users in emerging and developed markets.

Process Segment

The Process segment represented approximately 21 percent of our total sales in 2019. It includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semi-conductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

Contractor Segment

The Contractor segment represented approximately 34 percent of our total sales in 2019. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional painting contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

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

In 2019, our raw material and purchased component availability was strong. Pressures from tariffs, mostly on metals and electronics, and increased material prices, particularly in aluminum, stainless steel, carbon steel bar stock, electronic controls, plastics and copper, increased production cost in 2019. Although pressures from tariffs continue in 2020, we are working with our supplier base on a variety of opportunities to lessen the effect.

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

Sales to Major Customers

Worldwide sales in the Contractor and Industrial segments to The Sherwin-Williams Company represented over 10 percent of the Company’s consolidated sales in 2019, 2018 and 2017.

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has several competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability, and these companies may offer competitive products at lower prices. We refresh our product line and continue development of our distribution channel to stay competitive. We also face competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. We may have to increase our intellectual property and unfair competition enforcement activities.

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 27, 2019.

Employees

As of December 27, 2019, we employed approximately 3,700 persons. Of this total, approximately 1,400 were employees based outside of the U.S., and 1,400 were hourly factory workers in the U.S. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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

A significant number of routine transactions are conducted in foreign currencies. Changes in exchange rates will impact our reported sales and earnings and the valuation of assets denominated in foreign currencies. A majority of our manufacturing and cost structure is based in the U.S. In addition, decreased value of local currency may make it difficult for some of our distributors and end users to purchase products.

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

We source certain of our materials and components from suppliers outside the U.S., and from suppliers within the U.S. who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of commodities have impacted and may continue to impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises or other political factors. Raw materials may become limited in availability from certain regions. Port labor disputes may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products.

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

From time to time, we have been faced with instances where competitors have infringed or unfairly used our intellectual property or taken advantage of our design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors who copy our products are prevalent in Asia. If we are unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow. Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license (if available) on terms that are not favorable to us. Regardless of whether infringement claims against us are successful, defending against such claims could significantly increase our costs, divert management’s time and attention away from other business matters, and otherwise adversely affect our results of operations and financial condition.

Foreign Operations - Conducting business internationally exposes our Company to risks that could harm our business.

In 2019, approximately 49 percent of our sales were generated by customers located outside the United States. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Catastrophic Events - Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

The loss of, or substantial damage to, one of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture product, fulfill customer orders and provide our employees with work. Flooding, tornadoes, hurricanes, unusually heavy precipitation or other severe weather events, earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest or outbreaks, epidemics or pandemics of infectious diseases could adversely impact our operations.

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

The Company is subject to taxes in the U.S. and a number of foreign jurisdictions where it conducts business. The Company’s effective tax rate has been and may continue to be affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation. If the Company’s effective tax rate were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s results of operations, cash flows and financial condition could be adversely affected.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 18, 2020, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate, Industrial and Process
Minneapolis, Minnesota, United States	Owned	42,000	Corporate office	All segments

Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial and Process
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial and Process
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development	Process
Rogers, Minnesota, United States	Owned	796,000	Manufacturing, office and product development	Contractor
Rogers, Minnesota, United States	Leased	323,000	Distribution center and office	All segments
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Process
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing and office	Industrial and Contractor
Kamas, Utah, United States	Owned	46,000	Manufacturing, office and test laboratory	Process
Arcadia, California, United States	Leased	18,000	Manufacturing, office, warehouse	Process
Fremont, California, United States	Leased	27,000	Manufacturing, office, warehouse	Process
Pompano Beach, Florida, United States	Leased	109,000	Office and Warehouse	Contractor
Europe
Maasmechelen, Belgium	Owned	210,000	EMEA headquarters, warehouse, assembly	All segments
Maasmechelen, Belgium	Leased	25,000	Office and assembly	All segments
Rödermark, Germany	Leased	41,000	Warehouse and office	Industrial
Sibiu, Romania	Leased	58,000	Manufacturing	Industrial
St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
St. Gallen, Switzerland	Leased	22,000	Manufacturing	Industrial
Verona, Italy	Owned	39,000	Warehouse and office	Industrial
Verona, Italy	Leased	53,000	Manufacturing and warehouse	Industrial
Brighouse, West Yorkshire, United Kingdom	Owned	68,000	Manufacturing, warehouse, office and product development	Process
Coventry, United Kingdom	Owned	38,000	Office building	Process
Asia Pacific
Derrimut, Australia	Leased	22,000	Warehouse	All segments
Gurgaon, India	Leased	18,000	Office	All segments
Yokohama, Japan	Leased	19,000	Office	All segments
Shanghai, P.R.C.	Leased	80,000	Asia Pacific headquarters	All segments
Shanghai, P.R.C.	Leased	27,000	Warehouse and office	Industrial
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office	All segments

Item 3. Legal Proceedings

Our Company is engaged in routine litigation, administrative proceedings and regulatory reviews incident to our business. It is not possible to predict with certainty the outcome of these unresolved matters, but management believes that they will not have a material effect upon our operations or consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 18, 2020:

Patrick J. McHale, 58, became President and Chief Executive Officer in June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 61, became Executive Vice President, Human Resources and Corporate Communications in June 2018. From April 2010 to June 2018, he was Vice President, Human Resources and Corporate Communications. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 55, became Executive Vice President, Corporate Controller and Information Systems in June 2018. She has also served as the Company’s principal accounting officer since September 2007. She was Vice President, Corporate Controller and Information Systems from December 2013 to June 2018. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Mark D. Eberlein, 59, became President, Worldwide Process and Oil & Natural Gas Divisions in December 2018. He was President, Worldwide Process Division from June 2018 to December 2018. From January 2013 until June 2018 he was Vice President and General Manager, Process Division. From November 2008 to December 2012, he was Director, Business Development, Industrial Products Division. He was Director, Manufacturing Operations, Industrial Products Division from January to October 2008. From 2001 to 2008, he was Manufacturing Operations Manager of a variety of Graco business divisions. Prior to joining Graco, Mr. Eberlein worked as an engineer at Honeywell and at Sheldahl. He joined the Company in 1996.

Karen Park Gallivan, 63, became Executive Vice President, General Counsel and Corporate Secretary in June 2018. She was Vice President, General Counsel and Secretary from September 2005 to June 2018. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was General Counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

Dale D. Johnson, 65, became President, Worldwide Contractor Equipment Division in February 2017. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

Jeffrey P. Johnson, 60, became President, New Ventures in December 2018. From June 2018 to December 2018 he was President, EMEA. He served as Vice President and General Manager, EMEA from January 2013 to June 2018. From February 2008 to December 2012 he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 64, became President, Worldwide Industrial Products Division in June 2018. From April 2012 to June 2018 he was Executive Vice President, Industrial Products Division. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 59, became President, South and Central America in June 2018. He was Vice President and General Manager, South and Central America from January 2013 to June 2018. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. Mr. Moreau joined the Company in 1985.

Peter J. O’Shea, 55, became President, Worldwide Lubrication Equipment Division in June 2018. He was Vice President and General Manager, Lubrication Equipment Division from January 2016 to June 2018. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Christian E. Rothe, 46, became President, Worldwide Applied Fluid Technologies Division in June 2018. He was Chief Financial Officer and Treasurer from September 2015 to June 2018. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc. as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Mark W. Sheahan, 55, became Chief Financial Officer and Treasurer in June 2018. He was Vice President and General Manager, Applied Fluid Technologies Division from February 2008 until June 2018. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan joined the Company in 1995.

Timothy R. White, 50, became President, EMEA in December 2018. From August 2015 to December 2018, he was President of Q.E.D. Environmental Systems, Inc., a Graco subsidiary. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from April 2012 to August 2015. From May 2011 to April 2012, he was North American Sales Manager, Applied Fluid Technologies Division. From January 2008 until April 2011, he was Operations Director, Contractor Equipment Division. Prior to January 2008, he held various manufacturing management positions. Mr. White joined the Company in 1992.

Angela F. Wordell, 48, became Executive Vice President, Operations in December 2018. From April 2017 to December 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From March 2010 until January 2017, she was Operations Director, Industrial Products Division and China Factory. From February 2008 until March 2010, she was Operations Manager, Industrial Products Division. Prior to February 2008, she held various manufacturing management and engineering positions. Ms. Wordell joined the Company in 1993.

Brian J. Zumbolo, 50, became President, Asia Pacific in June 2018. From January 2016 to June 2018 he was Vice President and General Manager, Asia Pacific. From August 2007 to December 2015, he was Vice President and General Manager, Lubrication Equipment Division. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of February 4, 2020 the share price was $55.28 and there were 167,916,424 shares outstanding and 1,857 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 101,000 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2014, and all dividends were reinvested).

	2014	2015	2016	2017	2018	2019
Dow Jones U.S. Industrial Machinery	100	88	119	158	135	185
S&P 500	100	101	114	138	132	174
Graco Inc.	100	92	106	175	161	207

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
September 28, 2019 - October 25, 2019	94,597	$44.44	94,597	20,847,631
October 26, 2019 - November 22, 2019	3,500	$45.02	3,500	20,844,131
November 23, 2019 - December 27, 2019	—	$—	—	20,844,131

Item 6. Selected Financial Data

The following table includes historical financial data (in millions, except per share amounts):

	2019	2018	2017	2016	2015
Net sales	$1,646.0	$1,653.3	$1,474.7	$1,329.3	$1,286.5
Net earnings	343.9	341.1	252.4	40.7	345.7
Per common share(1)
Basic net earnings	$2.06	$2.04	$1.50	$0.24	$2.00
Diluted net earnings	2.00	1.97	1.45	0.24	1.95
Cash dividends declared	0.66	0.56	0.49	0.45	0.41
Total assets	$1,692.2	$1,472.7	$1,390.6	$1,243.1	$1,391.4
Long-term debt (including current portion)	164.3	266.4	226.0	305.7	392.7
(1) All per share data reflects the three-for-one stock split distributed on December 27, 2017.

The 2017 Tax Cuts and Jobs Act reduced the Company’s 2018 effective income tax rate by approximately 10 percentage points.

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

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2019	2018	2017
Net Sales	$1,646.0	$1,653.3	$1,474.7
Operating Earnings	424.5	436.4	378.7
Net Earnings	343.9	341.1	252.4
Diluted Net Earnings per Common Share	$2.00	$1.97	$1.45
Adjusted (non-GAAP)(1):
Net Earnings, adjusted	325.4	326.1	249.4
Diluted Net Earnings per Common Share, adjusted	$1.90	$1.88	$1.43

(1)
Excludes impacts of excess tax benefits from stock option exercises, non-recurring income tax adjustments and pension restructuring. See adjusted financial results below for a reconciliation of the adjusted non-GAAP financial measures to GAAP.

Multiple events in the last three years caused significant fluctuations in financial results. The restructuring of the Company’s funded U.S. pension plan resulted in a $12 million settlement loss in 2017. U.S. federal income tax reform legislation passed at the end of 2017 required a revaluation of net deferred tax assets and instituted a toll charge on unrepatriated foreign earnings that together increased income taxes by a total of $36 million in 2017. Excess tax benefits related to stock option exercises reduced income taxes by $10 million in both 2019 and 2018, and $36 million in 2017. Other benefits from tax planning activities further reduced income taxes in 2019, 2018 and 2017. Excluding the impacts of those items presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2019	2018	2017
Earnings before income taxes, as reported	$405.9	$410.8	$347.1
Pension settlement loss	—	—	12.1
Earnings before income taxes, adjusted	$405.9	$410.8	$359.2

Income taxes, as reported	$62.0	$69.7	$94.7
Excess tax benefit from option exercises	10.4	10.0	36.3
Income tax reform	—	—	(35.6)
Other non-recurring tax changes	8.1	5.0	10.0
Tax effects of adjustments	—	—	4.4
Income taxes, adjusted	$80.5	$84.7	$109.8

Effective income tax rate
As reported	15.3%	17.0%	27.3%
Adjusted	19.8%	20.6%	30.6%

Net Earnings, as reported	$343.9	$341.1	$252.4
Pension settlement loss, net	—	—	7.7
Excess tax benefit from option exercises	(10.4)	(10.0)	(36.3)
Income tax reform	—	—	35.6
Other non-recurring tax changes	(8.1)	(5.0)	(10.0)
Net Earnings, adjusted	$325.4	$326.1	$249.4

Weighted Average Diluted Shares	171.6	173.2	174.3
Diluted Net Earnings per Share
As reported	$2.00	$1.97	$1.45
Adjusted	$1.90	$1.88	$1.43

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2019	2018	2017
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	47.8	46.6	46.1
Gross profit	52.2	53.4	53.9
Product development	4.1	3.8	4.0
Selling, marketing and distribution	14.2	14.9	15.7
General and administrative	8.1	8.3	8.5
Operating earnings	25.8	26.4	25.7
Interest expense	0.8	0.9	1.1
Other expense, net	0.3	0.7	1.1
Earnings before income taxes	24.7	24.8	23.5
Income taxes	3.8	4.2	6.4
Net Earnings	20.9%	20.6%	17.1%
Net Earnings, adjusted (see non-GAAP measurements above)	19.8%	19.7%	16.9%

Net Sales

The following table presents net sales by geographic region (in millions):

	2019	2018	2017
Americas(1)	$960.8	$926.4	$850.5
EMEA(2)	406.5	393.1	343.3
Asia Pacific	278.7	333.8	280.9
Consolidated	$1,646.0	$1,653.3	$1,474.7

(1)	North, South and Central America, including the U.S. Sales in the U.S. were $841 million in 2019, $806 million in 2018 and $743 million in 2017.

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	2019				2018
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	4%	0%	0%	4%	8%	1%	0%	9%
EMEA	7%	1%	(5)%	3%	4%	7%	4%	15%
Asia Pacific	(15)%	1%	(3)%	(17)%	13%	4%	2%	19%
Consolidated	1%	0%	(1)%	0%	8%	3%	1%	12%

In 2019, sales growth in the Americas and EMEA was offset by weakness in Asia Pacific markets, particularly in automotive, in-plant manufacturing and China in general. EMEA had strong sales growth in all areas of the region except the Middle East. Demand for our products was generally positive in EMEA, with notable strength in sales of systems and contractor painting equipment, while automotive industry demand softened. In the Americas, construction markets remained favorable while manufacturing customers became cautious regarding capital spending due to softening end-market demand and general economic uncertainty. Changes in currency translation rates decreased worldwide sales by approximately $29 million.

Sales in the Americas were up solidly in 2018, matching the 9 percent increase in 2017, as economic conditions in North America remained broadly favorable. Sales growth in EMEA varied between products and countries in 2018, with Western Europe significantly outperforming the emerging countries. Sales growth in Asia Pacific was more broadly based across products and countries.

Gross Profit

Gross profit margin rates for 2019 decreased compared to 2018, driven by lower factory volume, unfavorable channel and product mix, and changes in currency translation rates. Price changes implemented early in the year offset the adverse impact of higher material costs, including tariffs.

Gross profit margin rate for 2018 was slightly lower than the rate for 2017. The unfavorable effects of lower margin rates of acquired operations and higher factory spending and material costs more than offset the favorable effects of currency translation and realized pricing.

Operating Expenses

Operating expenses in 2019 decreased $11 million (2 percent) compared to 2018. Reductions in volume and earnings-based expenses more than offset increases in product development expenses. Investment in new product development was $68 million in 2019, up 7 percent over 2018.

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

Operating Earnings

Operating earnings in 2019 decreased 3 percent compared to 2018 as expense reductions did not fully offset the effects of lower sales and margin rates.

Strong sales increases and expense leverage in 2018 led to a 15 percent increase in operating earnings and improved return as a percentage of sales.

Other Expense

Other expense included market-based pension cost of $5 million in 2019, $8 million in 2018 and $18 million in 2017, including a $12 million loss related to the restructuring of the Company’s funded U.S. pension plan. Other expense also included exchange losses on net assets of foreign operations of $2 million in 2019 and $3 million in 2018, and gains of $2 million in 2017.

Income Taxes

The effective income tax rate was 15 percent for 2019, down approximately 2 percentage points from 2018. Revaluation of deferred taxes pursuant to a tax rate change in a foreign jurisdiction and an increase in non-recurring benefits from other tax planning activities drove the decrease.
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

The following table presents net sales and operating earnings by reporting segment (in millions):

	2019	2018	2017
Sales
Industrial	$747.4	$781.0	$692.0
Process	344.9	338.0	294.6
Contractor	553.7	534.3	488.1
Total	$1,646.0	$1,653.3	$1,474.7
Operating Earnings
Industrial	$247.2	$271.3	$237.7
Process	76.4	68.5	52.2
Contractor	128.3	120.9	113.9
Unallocated corporate (expense) (1)	(27.4)	(24.3)	(25.1)
Total	$424.5	$436.4	$378.7

(1)	Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2019	2018	2017
Sales
Americas	$324.3	$314.9	$299.5
EMEA	240.1	234.3	199.2
Asia Pacific	183.0	231.8	193.3
Total	$747.4	$781.0	$692.0
Operating Earnings as a Percentage of Sales	33%	35%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2019				2018
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	3%	0%	0%	3%	5%	0%	0%	5%
EMEA	7%	0%	(5)%	2%	3%	11%	4%	18%
Asia Pacific	(19)%	0%	(2)%	(21)%	12%	6%	2%	20%
Segment Total	(2)%	0%	(2)%	(4)%	6%	5%	2%	13%

Industrial segment sales declined in 2019 as weakness in worldwide manufacturing markets more than offset the impact of strong finishing system sales in EMEA. Automotive project demand was down substantially, particularly in Asia Pacific, and uncertainty around trade wars caused many manufacturers to postpone factory investments. Operating margin rate in this segment decreased compared to 2018 as the favorable effects of pricing were more than offset by the adverse impacts of higher material costs, lower sales and factory volume, product and channel mix, and currency translation.

Industrial segment sales growth in 2018 included $35 million from acquired operations. Generally favorable economic activity across many end markets, including construction, general industry, automotive, aerospace and alternate energy, drove demand in all regions. New product solutions that provide improved process automation, control and material savings contributed to sales growth. Operating margin rate in this segment improved slightly compared to 2017 as the favorable effects of currency translation and volume more than offset the effects of purchase accounting and lower operating margins in acquired operations.

In this segment, sales in each geographic region are significant and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates, automobile production, building construction and the level of the U.S. dollar versus the euro, the Swiss franc, the Canadian dollar, the Chinese renminbi and various other Asian currencies.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2019	2018	2017
Sales
Americas	$222.2	$215.9	$187.6
EMEA	61.5	58.5	56.0
Asia Pacific	61.2	63.6	51.0
Total	$344.9	$338.0	$294.6
Operating Earnings as a Percentage of Sales	22%	20%	18%

The following table presents the components of net sales change by geographic region for the Process segment:

	2019				2018
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	3%	0%	0%	3%	14%	1%	0%	15%
EMEA	3%	5%	(3)%	5%	1%	0%	3%	4%
Asia Pacific	(5)%	4%	(3)%	(4)%	23%	1%	1%	25%
Segment Total	1%	2%	(1)%	2%	13%	1%	1%	15%

Process segment sales performance in 2019 varied by end market, with solid growth in semiconductor and environmental markets, and weakness in industrial, vehicle services and energy markets. Weakness in Asia Pacific also adversely affected Process segment sales, nearly offsetting increases in the Americas and EMEA. Sales from acquired operations contributed approximately $7 million of growth in the Process segment. Operating margin rate for this segment improved by 2 percentage points, driven by lower volume and earnings-based costs.

The Process segment had strong sales growth in all product applications in 2018, reflecting favorable conditions in many end markets, such as vehicle services, industrial lubrication, environmental, semi-conductors, mining and some recovery in oil and natural gas. New product introductions also contributed to sales growth. Operating margin rate for this segment improved by 2 percentage points, driven by higher sales volume and expense leverage.

Although the Americas represent the substantial majority of sales for the Process segment, and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2019	2018	2017
Sales
Americas	$414.3	$395.6	$363.4
EMEA	104.9	100.4	88.1
Asia Pacific	34.5	38.3	36.6
Total	$553.7	$534.3	$488.1
Operating Earnings as a Percentage of Sales	23%	23%	23%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2019				2018
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	0%	5%	8%	1%	0%	9%
EMEA	9%	0%	(5)%	4%	10%	0%	4%	14%
Asia Pacific	(6)%	0%	(4)%	(10)%	4%	0%	1%	5%
Segment Total	5%	0%	(1)%	4%	8%	1%	0%	9%

Contractor segment sales growth continued in 2019, with favorable response to new product offerings and the on-going favorable construction environment in the Americas and EMEA. Operating margin rate was consistent with the 2018 rate.

In 2018, growth in Contractor segment sales continued in all channels and regions, with new product introductions and strong underlying construction activity in North America and Western Europe. Contractor segment operating margin rate for 2018 was flat compared to 2017. Favorable effects of currency translation offset the effects of lower gross margin rate and increases in product development costs. Operating margins in the second half of the year faced pressure from higher factory spending, tariffs and material costs.

In this segment, sales in all regions are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2019	2018
Working capital	$506.1	$423.4
Current ratio	2.8	2.4
Days of sales in receivables outstanding	59	60
Inventory turnover (LIFO)	2.7	2.9

Higher cash and cash equivalent balances drove the increases in working capital and current ratio. Decreases in accounts receivable and inventories were consistent with sales levels, and sales and earnings based accruals also decreased.

Capital Structure. At December 27, 2019, the Company’s capital structure included current notes payable of $8 million, long-term debt of $164 million and shareholders’ equity of $1,025 million. At December 28, 2018, the Company’s capital structure included current notes payable of $11 million, long-term debt of $266 million and shareholders’ equity of $752 million.

Shareholders’ equity increased by $273 million in 2019. The increase from current year earnings of $344 million was offset by dividends of $109 million, other comprehensive loss of $25 million and share repurchases of $7 million. Increases related to shares issued and stock compensation totaled $70 million.

Liquidity and Capital Resources. The Company had cash held in deposit accounts totaling $221 million at December 27, 2019, and $132 million as of December 28, 2018. The Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. As of December 27, 2019, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

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

On September 24, 2018, the Company entered into a revolving credit agreement with a sole lender that was scheduled to expire in September 2020. This credit agreement provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the revolving credit agreement, loans may be denominated in U.S. dollars or Chinese renminbi (offshore). Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in Chinese renminbi (offshore) bear interest at a LIBOR-based rate based on the Chinese offshore rate. Other terms of the new revolving credit agreement are substantially similar to those of the Company’s other revolving credit agreement that expires in December 2021. This revolver was amended effective January 29, 2020 to remove the expiration date, eliminate commitment fees, reduce interest rate margins and delete negative covenants regarding cash flow leverage and interest coverage ratios.
On December 27, 2019, the Company had $594 million in lines of credit, including the $550 million in committed credit facilities described above and $44 million with foreign banks. The unused portion of committed credit lines was $546 million as of December 27, 2019.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 27, 2019.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2020, including its capital expenditure plan of approximately $80 million, including $40 million for building projects to expand production and distribution capacity, planned dividends estimated at $117 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2019, the Company’s Board of Directors increased the Company’s regular quarterly dividend to $0.175 from $0.160 per share, an increase of 9 percent.

Subsequent event: On January 29, 2020, the Company entered into a master note agreement with a sole lender that expires on January 29, 2023. The note agreement sets forth certain terms on which the Company may issue, and affiliates of the lender may purchase, up to $200 million of the Company’s senior notes. Interest on the senior notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from issuance. Under terms of the note agreement, the Company is required to maintain certain financial ratios as to cash flow leverage and interest coverage similar to the requirements of its other debt agreements.
Cash Flow. A summary of cash flow follows (in millions):

	2019	2018	2017
Operating activities	$418.7	$368.0	$337.9
Investing activities	(155.5)	(66.3)	(68.5)
Financing activities	(174.0)	(282.7)	(217.1)
Effect of exchange rates on cash	(0.3)	0.2	(1.0)
Net cash provided	88.9	19.2	51.3
Cash and cash equivalents at end of year	$221.0	$132.1	$112.9

Cash Flows From Operating Activities. Net cash provided by operating activities was $419 million in 2019, up $51 million compared to 2018. A $40 million voluntary contribution in 2018 to one of the Company’s U.S. qualified defined benefit retirement plans was not repeated in 2019. Net cash provided by operating activities was $368 million in 2018, up $30 million compared to 2017. The impact of the increase in net earnings was partially offset by the $40 million pension contribution.

Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $155 million in 2019, including $128 million for capital additions and $27 million for business acquisitions. Capital additions in 2019 included $97 million related to building expansion projects to increase production and distribution capacity. Cash flows used in investing activities totaled $66 million in 2018 including $54 million for capital additions and $11 million for business acquisitions. Cash outflows from investing activities totaled $68 million in 2017 including $40 million for capital additions and $28 million for business acquisitions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $174 million in 2019 and included dividends of $106 million and net payments on long-term debt and outstanding lines of credit of $105 million (including a $75 million prepayment of private placement debt that was due in 2020), partially offset by net proceeds from share issuances and repurchases totaling $37 million. Cash flows used in financing activities totaled $283 million in 2018 and included dividends of $89 million, share repurchases of $245 million (partially offset by net proceeds from share issuances of $25 million) and taxes paid related to net share settlement of equity awards of $16 million. Inflows from net borrowings totaled $42 million. Cash flows used in financing activities totaled $217 million in 2017 and included dividends of $80 million, net payments of $83 million on long-term debt and outstanding lines of credit (including a $75 million prepayment of private placement debt that was due in 2018) and share repurchases of $90 million (partially offset by proceeds from share issuances of $61 million).

On April 24, 2015, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board. As of December 27, 2019, approximately 20.8 million shares remain available for purchase under the authorizations.

The Company repurchased and retired 0.2 million shares in 2019, compared to 5.8 million shares in 2018 and 2.6 million shares in 2017. The Company may continue to make opportunistic share repurchases in 2020 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

Off-Balance Sheet Arrangements and Contractual Obligations. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 27, 2019. The Company has also guaranteed the debt of its subsidiaries for up to $42 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

As of December 27, 2019, the Company is obligated to make cash payments in connection with obligations as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$164.3	$—	$14.3	$75.0	$75.0
Interest on long-term debt	39.9	8.4	15.5	9.0	7.0
Operating leases	35.7	8.2	13.9	6.1	7.5
Service contracts	20.7	10.5	9.4	0.5	0.3
Purchase obligations (1)	127.0	127.0	—	—	—
Unfunded pension and postretirement medical benefits (2)	40.0	3.5	7.1	7.7	21.7
Total	$427.6	$157.6	$60.2	$98.3	$111.5

(1)
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

(2)
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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2020, the Company will use investment return assumptions of 7.0 percent for the larger of its two funded U.S. plans and 6.0 percent for the smaller plan, down 0.25 percentage point from the rates assumed for 2019. Mortality rates are based on current common group mortality tables for males and females.

At December 27, 2019, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$34.3	$2.7
Expected return on assets	—	1.3

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

In 2019, we completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter. No impairment charges were recorded as a result of that review.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 27, 2019, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2019, changes in currency translation rates increased sales and net earnings by approximately $29 million and $12 million, respectively. In 2018, changes in currency translation rates increased sales and net earnings by approximately $15 million and $7 million, respectively. In 2017, changes in currency translation rates reduced sales and net earnings by approximately $2 million and $1 million, respectively.

2020 Outlook

We expect challenging end market conditions to remain in place for at least the first half of 2020 in our Industrial and Process segments. Our outlook for the Contractor segment remains positive as favorable conditions continue, and demand for our products is solid across major end markets and product categories. As a result, our outlook for 2020 is low single-digit revenue growth on an organic, constant currency basis.

At January 2020 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2019, the movement in foreign currencies would have an immaterial impact on sales and operating earnings in 2020, with a modest unfavorable impact in the first half of the year.

The Company’s backlog is not large enough to be a good indicator of future business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 27, 2019.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Graco Inc. and subsidiaries (the “Company”) as of December 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2019 of the Company and our report dated February 18, 2020 expressed an unqualified opinion on those financial statements.
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
February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the “Company”) as of December 27, 2019 and December 28, 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 27, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2019 and December 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Retirement Benefits-U.S. Pension Benefit Obligation-Refer to Note J to the financial statements
Critical Audit Matter Description
The Company has both funded and unfunded defined benefit pension plans. As of December 27, 2019, the pension benefit obligation balance was $449.4 million. The actuarial determination of the present value of the pension obligation on an annual basis requires management to make significant assumptions related to the selection of the discount rates used in the calculation of the net present value of future pension benefits. The Company establishes the discount rate assumptions for the U.S. pension plans by reference to a yield curve published by an actuary based on yields of highly rated corporate bonds and projected plan cash flows.
Given the significance of the U.S. pension obligation and the requirement of management to make significant assumptions related to the selection of the discount rates, performing audit procedures to evaluate the reasonableness of the discount rates selected for the U.S. pension plans required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to selection of the discount rates for the U.S. pension obligation included the following, among others:

•	We tested the effectiveness of internal controls over the valuation of the pension obligation, including management’s controls over selection of the discount rates.

•	With the assistance of our actuarial specialists, we evaluated the reasonableness of the discount rates by:

•	Evaluating the methodology utilized to select the discount rates for conformity with applicable accounting guidance.

•
Testing the source information underlying the determination of the discount rates, including the methodology used to construct the yield curve, the characteristics of the bonds underlying the yield curve analysis, and the mathematical accuracy of the calculation.

•	Developing independent estimates using external published yield curves and comparing them to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 18, 2020

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net Sales	$1,646,045	$1,653,292	$1,474,744
Cost of products sold	786,289	770,753	679,542
Gross Profit	859,756	882,539	795,202
Product development	67,557	63,124	59,217
Selling, marketing and distribution	234,325	245,473	231,364
General and administrative	133,418	137,515	125,876
Operating Earnings	424,456	436,427	378,745
Interest expense	13,110	14,385	16,202
Other expense, net	5,469	11,276	15,449
Earnings Before Income Taxes	405,877	410,766	347,094
Income taxes	62,024	69,712	94,682
Net Earnings	$343,853	$341,054	$252,412
Basic Net Earnings per Common Share	$2.06	$2.04	$1.50
Diluted Net Earnings per Common Share	$2.00	$1.97	$1.45
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net Earnings	$343,853	$341,054	$252,412
Components of other comprehensive income (loss)
Cumulative translation adjustment	1,902	(8,609)	16,443
Pension and postretirement medical liability adjustment	(33,772)	8,793	(3,321)
Income taxes - pension and postretirement medical liability	6,940	(1,799)	1,317
Other comprehensive income (loss)	(24,930)	(1,615)	14,439
Comprehensive Income	$318,923	$339,439	$266,851

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 27, 2019	December 28, 2018
ASSETS
Current Assets
Cash and cash equivalents	$220,973	$132,118
Accounts receivable, less allowances of $5,300 and $5,300	267,345	274,608
Inventories	273,233	283,982
Other current assets	29,917	32,508
Total current assets	791,468	723,216
Property, Plant and Equipment, net	325,546	229,295
Goodwill	307,663	293,846
Other Intangible Assets, net	162,623	166,310
Operating Lease Assets	29,891	—
Deferred Income Taxes	39,327	32,055
Other Assets	35,692	28,019
Total Assets	$1,692,210	$1,472,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$7,732	$11,083
Trade accounts payable	54,117	56,902
Salaries and incentives	51,301	62,297
Dividends payable	29,235	26,480
Other current liabilities	142,937	143,041
Total current liabilities	285,322	299,803
Long-term Debt	164,298	266,391
Retirement Benefits and Deferred Compensation	182,707	133,388
Operating Lease Liabilities	24,176	—
Deferred Income Taxes	10,776	16,586
Other Non-current Liabilities	—	4,700
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 167,286,836 and 165,170,888 shares outstanding in 2019 and 2018	167,287	165,171
Additional paid-in-capital	578,440	510,825
Retained earnings	448,991	220,734
Accumulated other comprehensive income (loss)	(169,787)	(144,857)
Total shareholders’ equity	1,024,931	751,873
Total Liabilities and Shareholders’ Equity	$1,692,210	$1,472,741
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Cash Flows From Operating Activities
Net Earnings	$343,853	$341,054	$252,412
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	48,911	47,754	45,583
Deferred income taxes	(6,411)	15,405	34,446
Share-based compensation	26,669	25,565	23,652
Change in
Accounts receivable	8,934	(12,402)	(37,669)
Inventories	12,435	(30,719)	(32,011)
Trade accounts payable	(539)	(1,976)	4,588
Salaries and incentives	(14,069)	2,336	11,431
Retirement benefits and deferred compensation	13,264	(27,237)	6,920
Other accrued liabilities	(11,510)	7,517	35,321
Other	(2,803)	688	(6,809)
Net cash provided by operating activities	418,734	367,985	337,864
Cash Flows From Investing Activities
Property, plant and equipment additions	(127,953)	(53,854)	(40,194)
Acquisition of businesses, net of cash acquired	(26,577)	(10,769)	(27,905)
Other	(939)	(1,624)	(348)
Net cash provided by (used in) investing activities	(155,469)	(66,247)	(68,447)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(3,341)	4,931	(3,026)
Borrowings on long-term lines of credit	105,423	620,746	315,920
Payments on long-term debt and lines of credit	(207,191)	(583,212)	(395,570)
Common stock issued	48,250	24,634	60,685
Common stock repurchased	(9,482)	(244,814)	(90,160)
Taxes paid related to net share settlement of equity awards	(1,268)	(16,151)	(24,448)
Cash dividends paid	(106,443)	(88,845)	(80,477)
Net cash provided by (used in) financing activities	(174,052)	(282,711)	(217,076)
Effect of exchange rate changes on cash	(358)	187	(1,032)
Net increase (decrease) in cash and cash equivalents	88,855	19,214	51,309
Cash, Cash Equivalents and Restricted Cash
Beginning of year	132,118	112,904	61,595
End of year	$220,973	$132,118	$112,904
Reconciliation to Consolidated Balance Sheets
Cash and cash equivalents	$220,973	$132,118	$103,662
Restricted cash included in other current assets	—	—	9,242
Cash, cash equivalents and restricted cash	$220,973	$132,118	$112,904
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 30, 2016	$55,834	$453,394	$206,820	$(142,228)	$573,820
Stock split	112,879	—	(112,879)	—	—
Shares issued	1,489	35,164	—	—	36,653
Shares repurchased	(883)	(7,172)	(82,105)	—	(90,160)
Stock compensation cost	—	18,963	—	—	18,963
Restricted stock canceled (issued)	—	(415)	—	—	(415)
Net earnings	—	—	252,412	—	252,412
Dividends declared ($0.4925 per share)	—	—	(82,649)	—	(82,649)
Other comprehensive income (loss)	—	—	—	14,439	14,439
Balance December 29, 2017	169,319	499,934	181,599	(127,789)	723,063
Shares issued	1,657	7,598	—	—	9,255
Shares repurchased	(5,805)	(17,140)	(224,307)	—	(247,252)
Stock compensation cost	—	21,205	—	—	21,205
Restricted stock canceled (issued)	—	(772)	—	—	(772)
Net earnings	—	—	341,054	—	341,054
Dividends declared ($0.5575 per share)	—	—	(93,065)	—	(93,065)
Reclassified to retained earnings from AOCI	—	—	15,453	(15,453)	—
Other comprehensive income (loss)	—	—	—	(1,615)	(1,615)
Balance December 28, 2018	165,171	510,825	220,734	(144,857)	751,873
Shares issued	2,274	44,707	—	—	46,981
Shares repurchased	(158)	(490)	(6,397)	—	(7,045)
Stock compensation cost	—	23,398	—	—	23,398
Net earnings	—	—	343,853	—	343,853
Dividends declared ($0.6550 per share)	—	—	(109,199)	—	(109,199)
Other comprehensive income (loss)	—	—	—	(24,930)	(24,930)
Balance December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 27, 2019, December 28, 2018 and December 29, 2017

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 27, 2019, December 28, 2018 and  December 29, 2017 were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 27, 2019, all subsidiaries are 100 percent controlled by the Company. Certain prior year disclosures have been revised to conform with current year reporting.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2019	2018
Assets
Cash surrender value of life insurance	2	$17,702	$14,320
Forward exchange contracts	2	—	82
Total assets at fair value		$17,702	$14,402
Liabilities
Contingent consideration	3	$9,072	$7,200
Deferred compensation	2	4,719	4,203
Forward exchange contracts	2	87	—
Total liabilities at fair value		$13,878	$11,403

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

Accounts Receivable. Accounts receivable includes trade receivables of $256 million in 2019 and $262 million in 2018. Other receivables totaled $11 million in 2019 and $13 million in 2018.

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2019	2018
Prepaid income taxes	$13,462	$14,762
Prepaid expenses and other	16,455	17,746
Total	$29,917	$32,508

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We completed our annual impairment review of all long-lived assets in the fourth quarter of 2019. No impairment charges were recorded as a result of that review. There were no impairment charges in 2018 or 2017.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 29, 2017	$161,673	$97,971	$19,145	$278,789
Additions, adjustments from business acquisitions	17,544	170	409	18,123
Foreign currency translation	(2,093)	(973)	—	(3,066)
Balance, December 28, 2018	177,124	97,168	19,554	293,846
Additions, adjustments from business acquisitions	—	13,444	—	13,444
Foreign currency translation	(12)	385	—	373
Balance, December 27, 2019	$177,112	$110,997	$19,554	$307,663

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 27, 2019
Cost	$186,310	$20,413	$1,020	$61,920	$269,663
Accumulated amortization	(80,764)	(10,526)	(650)	—	(91,940)
Foreign currency translation	(10,412)	(885)	(73)	(3,730)	(15,100)
Book value	$95,134	$9,002	$297	$58,190	$162,623
Weighted average life in years	13	10	4	N/A

As of December 28, 2018
Cost	$179,449	$18,571	$1,020	$59,537	$258,577
Accumulated amortization	(67,322)	(8,647)	(439)	—	(76,408)
Foreign currency translation	(10,817)	(895)	(73)	(4,074)	(15,859)
Book value	$101,310	$9,029	$508	$55,463	$166,310
Weighted average life in years	13	10	4	N/A

Amortization of intangibles was $15.5 million in 2019, $15.6 million in 2018 and $14.8 million in 2017. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Estimated Amortization Expense	$16,095	$15,806	$15,716	$14,811	$13,249	$28,756

The Company completed business acquisitions in 2019, 2018 and 2017 that were not material to the consolidated financial statements.

Other Assets. Components of other assets were (in thousands):

	2019	2018
Cash surrender value of life insurance	$17,702	$14,320
Capitalized software	2,985	2,742
Equity method investment	7,603	7,252
Prepaid pension	2,931	—
Deposits and other	4,471	3,705
Total	$35,692	$28,019

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in operating expense. The cash surrender value increased $3.4 million in 2019, decreased $1.8 million in 2018 and increased $2.3 million in 2017.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2019	2018
Accrued self-insurance retentions	$7,570	$7,870
Accrued warranty and service liabilities	12,785	11,056
Accrued trade promotions	8,390	11,449
Payable for employee stock purchases	13,722	11,916
Customer advances and deferred revenue	33,138	39,995
Income taxes payable	8,706	8,515
Operating lease liabilities, current	7,690	—
Right of return refund liability	13,791	12,705
Other	37,145	39,535
Total	$142,937	$143,041

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $7.6 million as of December 27, 2019, and $7.9 million as of December 28, 2018.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2019	2018
Balance, beginning of year	$11,056	$10,535
Charged to expense	10,350	8,963
Margin on parts sales reversed	2,576	1,193
Reductions for claims settled	(11,197)	(9,635)
Balance, end of year	$12,785	$11,056

Revenue Recognition.

Accounting Policy

Revenue is recognized at a single point in time upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. This is generally on the date of shipment; however certain sales have terms requiring recognition when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions, and do not exceed one year. Standalone selling prices are determined based on the prices charged to customers for all material performance obligations.

Variable consideration is accounted for as a price adjustment (sales adjustment). Following are examples of variable consideration that affect the Company’s reported revenue. Early payment discounts are provided to certain customers and within certain regions. Rights of return are typically contractually limited and amounts are estimable. The Company records a refund liability and establishes a recovery asset for the value of product expected to be returned at the time revenue is recognized. This includes promotions when, from time to time, the Company may promote the sale of new products by agreeing to accept returns of superseded products. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses. Historically, sales returns have been approximately 3 percent of sales. Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include rebates based on annual purchases and sales growth, coupons and reimbursement for competitive products. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Rebates are accrued based on the program rates and progress toward the probability weighted estimate of annual sales amount and sales growth.

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

Deferred Revenues

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $33.1 million as of December 27, 2019 and $40.0 million as of December 28, 2018. Net sales for the year included $39.4 million that was in deferred revenue and customer advances as of December 28, 2018.

Practical Expedients and Exemptions

Shipping and handling activities that occur after control of the related good transfers are accounted for as fulfillment activities instead of assessing such activities as performance obligations.

Sales taxes related to revenue producing transactions collected from the customer for a governmental authority are excluded from the transaction price.

Revenue standard requirements are applied to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

Promised goods or services are not assessed as performance obligations if they are immaterial in the context of the contract with the customer. If the revenue related to a performance obligation that includes goods or services that are immaterial in the context of the contract is recognized before those immaterial goods or services are transferred to the customer, then the related costs to transfer those goods or services are accrued.

Incremental costs of obtaining a contract are generally expensed when incurred because the amortization period would be less than one year. Such costs primarily relate to sales commissions and are recorded in selling, marketing and distribution expense.

Disaggregated revenues by reporting segment and geography are disclosed in accordance with the revenue standard. See Note B, Segment Information.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of

December 27, 2019, totaled $33 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2019	2018
Foreign Currency Contracts
Assets	$—	$322
Liabilities	(87)	(240)
Net Assets (Liabilities)	$(87)	$82

Recent Accounting Pronouncements.

Credit Losses

In June 2016, the FASB issued a final standard on accounting for credit losses. The new standard is effective for the Company in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. The Company has determined there will be no significant impact on earnings or financial condition from the adoption of the new standard. Accounting policies and systems have been updated as needed and disclosures required by the new standard will be provided in the Company's first quarter 2020 reporting cycle.

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

Segments information follows (in thousands):

	2019	2018	2017
Net Sales
Industrial	$747,396	$781,029	$691,978
Process	344,930	337,953	294,652
Contractor	553,719	534,310	488,114
Total	$1,646,045	$1,653,292	$1,474,744
Operating Earnings
Industrial	$247,216	$271,307	$237,700
Process	76,367	68,514	52,216
Contractor	128,282	120,905	113,898
Unallocated corporate (expense)	(27,409)	(24,299)	(25,069)
Total	$424,456	$436,427	$378,745
Assets
Industrial	$615,486	$640,683
Process	387,216	350,306
Contractor	368,832	283,727
Unallocated corporate	320,676	198,025
Total	$1,692,210	$1,472,741

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

Geographic information follows (in thousands):

	2019	2018	2017
Net Sales (based on customer location)
United States	$840,659	$806,127	$743,344
Other countries	805,386	847,165	731,400
Total	$1,646,045	$1,653,292	$1,474,744
Long-lived Assets
United States	$268,864	$178,331
Other countries	56,682	50,964
Total	$325,546	$229,295

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2019, 2018 and 2017.

C. Inventories

Major components of inventories were as follows (in thousands):

	2019	2018
Finished products and components	$132,128	$142,535
Products and components in various stages of completion	86,957	83,768
Raw materials and purchased components	117,026	115,705
Subtotal	336,111	342,008
Reduction to LIFO cost	(62,878)	(58,026)
Total	$273,233	$283,982

Inventories valued under the LIFO method were $140.3 million in 2019 and $154.4 million in 2018. All other inventory was valued on the FIFO method.

In 2019, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities carried at lower costs from prior years, although increases in material costs, including tariffs, offset the impact of the decrement and drove the LIFO reserve requirement higher. The effect of the LIFO reserve change on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2019	2018
Land and improvements	$29,817	$26,252
Buildings and improvements	182,195	157,385
Manufacturing equipment	320,240	317,011
Office, warehouse and automotive equipment	48,476	44,901
Additions in progress	99,476	24,484
Total property, plant and equipment	680,204	570,033
Accumulated depreciation	(354,658)	(340,738)
Net property, plant and equipment	$325,546	$229,295

Depreciation expense was $32.2 million in 2019, $31.1 million in 2018 and $29.5 million in 2017.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2019	2018	2017
Domestic	$294,402	$310,999	$269,258
Foreign	111,475	99,767	77,836
Total	$405,877	$410,766	$347,094

Income tax expense consists of (in thousands):

	2019	2018	2017
Current
Federal	$39,015	$27,760	$41,996
State and local	3,347	3,398	3,088
Foreign	26,270	23,118	19,486
Current income tax expense	68,632	54,276	64,570
Deferred
Domestic	(151)	17,058	35,782
Foreign	(6,457)	(1,622)	(5,670)
Deferred income tax expense (benefit)	(6,608)	15,436	30,112
Total	$62,024	$69,712	$94,682

Income taxes paid were $67.1 million in 2019, $58.1 million in 2018 and $61.0 million in 2017.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2019	2018	2017
Statutory tax rate	21%	21%	35%
Tax effect of international operations	(1)	—	(6)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(1)
Domestic production deduction	—	—	(2)
Stock compensation excess tax benefit	(3)	(2)	(10)
Impact of 2017 Tax Cuts and Jobs Act	—	—	10
Global Intangible Low-taxed Income (GILTI)	1	1	—
Foreign Derived Intangible Income (FDII)	(3)	(2)	—
Pension contribution	—	(1)	—
Effective tax rate	15%	17%	27%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2019	2018
Inventory valuations	$966	$(1,012)
Self-insurance retention accruals	1,280	1,284
Warranty reserves	2,095	1,778
Vacation accruals	2,335	2,259
Bad debt reserves	3,142	2,785
Excess of tax over book depreciation and amortization	(38,735)	(37,208)
Pension liability	32,079	22,884
Postretirement medical	4,625	4,491
Acquisition costs	407	601
Stock compensation	13,979	13,763
Deferred compensation	1,960	1,994
Net operating loss carryforward	929	—
Deferred revenue	1,638	590
Other	1,851	1,260
Net deferred tax assets	$28,551	$15,469

Total deferred tax assets were $68.9 million and $56.1 million, and total deferred tax liabilities were $40.4 million and $40.6 million on December 27, 2019 and December 28, 2018. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the change in other comprehensive income (loss) items.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 27, 2019, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate
	December 27, 2019	Maturity	2019	2018
Private placement unsecured fixed-rate notes
Series B	5.01%	March 2023	75,000	75,000
Series C	4.88%	January 2020	—	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	N/A	December 2021	—	—
Unsecured revolving credit facility - CNH	4.41%	N/A	14,298	41,391
Notes payable to banks	1.11%	2020	7,732	11,083
Total debt			$172,030	$277,474

The estimated fair value of the fixed interest rate private placement debt was $165 million on December 27, 2019 and $235 million on December 28, 2018. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

On September 24, 2018, the Company entered into a revolving credit agreement with a sole lender that was scheduled to expire in September 2020. The credit agreement provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the agreement, loans may be denominated in U.S. dollars or Chinese renminbi (offshore). Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in Chinese renminbi (offshore) bear interest at a LIBOR-based rate based on the Chinese offshore rate. Other terms of this revolving credit agreement are substantially similar to those of the Company’s revolving credit agreement that expires in December 2021. This revolver was amended effective January 29, 2020 to remove the expiration date, eliminate commitment fees, reduce interest rate margins and delete negative covenants regarding cash flow leverage and interest coverage ratios.
On December 27, 2019, the Company had $594 million in lines of credit, including the $550 million in committed credit facilities described above and $44 million with foreign banks. The unused portion of committed credit lines was $546 million as of December 27, 2019. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $27 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees at an annual rate of up to 0.15 percent on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 27, 2019.

Annual maturities of debt are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Maturities of debt	$7,732	$14,298	$—	$75,000	$—	$75,000

Interest paid on debt was $13.5 million in 2019, $14.0 million in 2018 and $16.5 million in 2017.

Subsequent Event
On January 29, 2020, the Company entered into a master note agreement with a sole lender that expires on January 29, 2023. The note agreement sets forth certain terms on which the Company may issue, and affiliates of the lender may purchase, up to $200 million of the Company’s senior notes. Interest on the senior notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from issuance. Under terms of the note agreement, the Company is required to maintain certain financial ratios as to cash flow leverage and interest coverage similar to the requirements of its other debt agreements.

G. Shareholders’ Equity

At December 27, 2019, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.
Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 30, 2016	$(76,426)	$(65,802)	$(142,228)
Other comprehensive income (loss) before reclassifications	(14,791)	16,443	1,652
Amounts reclassified from accumulated other comprehensive income	12,787	—	12,787
Balance, December 29, 2017	(78,430)	(49,359)	(127,789)
Other comprehensive income (loss) before reclassifications	(196)	(8,609)	(8,805)
Amounts reclassified from accumulated other comprehensive income	7,190	—	7,190
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, December 28, 2018	(86,889)	(57,968)	(144,857)
Other comprehensive income (loss) before reclassifications	(33,938)	1,902	(32,036)
Amounts reclassified from accumulated other comprehensive income	7,106	—	7,106
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses. Included in the 2017 reclassification is $12 million related to a pension settlement loss (Note J).

In February 2018, FASB issued a new standard related to reclassification of certain tax effects from accumulated other comprehensive income (AOCI). The Company adopted the new standard in the first quarter of 2018. We elected to reclassify $15.5 million from accumulated other comprehensive income to retained earnings, representing the amount of “stranded” tax effects resulting from the change in the U.S. federal tax rate and the consequent revaluation of deferred tax assets related to pension and postretirement medical expense.

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

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was $3.3 million in 2019, $4.4 million in 2018 and $4.5 million in 2017.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 15,016 shares in 2019, 14,595 shares in 2018 and 20,646 shares in 2017. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2016	16,605	$18.42	11,016	$15.13
Granted	1,725	30.71
Exercised	(4,903)	12.86
Canceled	(137)	26.63
Outstanding, December 29, 2017	13,290	21.99	7,729	18.33
Granted	1,163	44.05
Exercised	(2,081)	18.17
Canceled	(102)	28.59
Outstanding, December 28, 2018	12,270	24.67	7,312	20.17
Granted	1,781	46.36
Exercised	(1,886)	17.64
Canceled	(53)	33.13
Outstanding, December 27, 2019	12,112	$28.91	8,231	$23.75

The following table summarizes information for options outstanding and exercisable at December 27, 2019 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5 - $20	2,513	2.1	$16.46	2,513	$16.46
$20 - $30	5,141	5.5	25.09	4,671	25.20
$30 - $40	1,549	7.2	30.74	731	30.77
$40 - $51	2,909	8.9	45.46	316	44.05
$5 - $51	12,112	5.8	$28.91	8,231	$23.75

The aggregate intrinsic value of exercisable option shares was $233.2 million as of December 27, 2019, with a weighted average contractual term of 4.7 years. There were approximately 12.1 million vested share options and share options expected to vest as of December 27, 2019, with an aggregate intrinsic value of $280.6 million, a weighted average exercise price of $28.91 and a weighted average contractual term of 5.8 years.

Information related to options exercised follows (in thousands):

	2019	2018	2017
Cash received	$32,749	$11,158	$48,833
Aggregate intrinsic value	57,419	57,979	119,442
Tax benefit realized	12,000	12,000	42,000

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 397,833 shares in 2019, 480,461 shares in 2018 and 499,956 shares in 2017.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 10 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 27, 2019
Stock Incentive Plan (2019)	10,000	9,413
Employee Stock Purchase Plan (2006)	21,000	12,897
Total	31,000	22,310

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 27, 2019, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2019	2018	2017
Share-based compensation	$26,669	$25,565	$23,652
Tax benefit	2,100	3,500	5,100
Share-based compensation, net of tax	$24,569	$22,065	$18,552

As of December 27, 2019, there was $9.9 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2019	2018	2017
Expected life in years	6.8	7.5	7.0
Interest rate	2.3%	2.8%	2.2%
Volatility	24.0%	25.5%	26.7%
Dividend yield	1.4%	1.2%	1.6%
Weighted average fair value per share	$11.31	$12.84	$8.08

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

	2019	2018	2017
Expected life in years	1.0	1.0	1.0
Interest rate	2.6%	2.1%	0.9%
Volatility	22.7%	21.3%	22.3%
Dividend yield	1.4%	1.2%	1.5%
Weighted average fair value per share	$11.36	$10.28	$7.32

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2019	2018	2017
Net earnings available to common shareholders	$343,853	$341,054	$252,412
Weighted average shares outstanding for basic earnings per share	166,515	167,364	167,925
Dilutive effect of stock options computed based on the treasury stock method using the average market price	5,109	5,849	6,393
Weighted average shares outstanding for diluted earnings per share	171,624	173,213	174,318
Basic earnings per share	$2.06	$2.04	$1.50
Diluted earnings per share	$2.00	$1.97	$1.45

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 1.1 million shares in 2019 and 1.1 million shares in 2018. The number of anti-dilutive options excluded from the 2017 computation of diluted earnings per share was not significant.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 1.5 percent of the employee’s compensation through 2019 and increased the contribution to 2.0 percent effective January 1, 2020. Employer contributions totaled $8.4 million in 2019, $8.0 million in 2018 and $7.8 million in 2017.

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

Investment policies and strategies of the U.S. funded pension plans are based on participant demographics of each plan. For the larger of the two plans (the “Blue plan”) covering active participants and retirees with higher benefit amounts, investments are based on a long-term view of economic growth and weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. Strategic target allocations for Blue plan assets are 50 percent equity securities, 37 percent fixed income securities and 13 percent real estate and alternative investments. For the smaller of the two plans (the “Gray plan”) covering retirees with lower benefit amounts, investments are based on a shorter-term, more conservative outlook. The midpoints of the ranges of strategic target allocations for the Gray plan assets are 28 percent equity securities, 60 percent fixed income securities and 12 percent real estate and alternative investments.

Plan assets are held in trusts for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 or 60 days advance notice, while most of the funds allow redemptions daily. The plans had unfunded commitments to make additional investments in certain funds totaling $2.5 million as of December 27, 2019 and $3.0 million as of December 28, 2018.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	2019	2018
Cash and cash equivalents(1)	1	$(156)	$927
Insurance contract	3	27,675	26,364
Investments categorized in fair value hierarchy		27,519	27,291
Equity
U.S. Large Cap	N/A	84,330	53,597
U.S. Small/Mid Cap	N/A	9,202	7,602
International	N/A	39,240	31,586
Total Equity		132,772	92,785
Fixed income	N/A	107,832	76,213
Real estate and other	N/A	35,821	72,964
Investments measured at net asset value		276,425	241,962
Total		$303,944	$269,253
(1) Negative cash for 2019 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2019	2018
Balance, beginning of year	$26,364	$26,411
Purchases	2,151	2,074
Redemptions	(1,326)	(2,086)
Unrealized gains (losses)	486	(35)
Balance, end of year	$27,675	$26,364

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 27, 2019, and December 28, 2018, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2019	2018	2019	2018
Change in benefit obligation
Obligation, beginning of year	$371,282	$393,559	$27,778	$27,771
Service cost	7,735	8,487	545	636
Interest cost	15,103	13,424	1,162	1,084
Actuarial loss (gain)	67,756	(30,452)	2,532	(397)
Benefit payments	(12,594)	(11,265)	(1,371)	(1,316)
Settlements	—	(1,561)	—	—
Exchange rate changes	137	(910)	—	—
Obligation, end of year	$449,419	$371,282	$30,646	$27,778
Change in plan assets
Fair value, beginning of year	$269,253	$254,186	$—	$—
Actual return on assets	44,743	(13,875)	—	—
Employer contributions	2,276	42,023	1,371	1,316
Benefit payments	(12,594)	(11,265)	(1,371)	(1,316)
Settlements	—	(1,561)	—	—
Exchange rate changes	266	(255)	—	—
Fair value, end of year	$303,944	$269,253	$—	$—
Funded status	$(145,475)	$(102,029)	$(30,646)	$(27,778)

Amounts recognized in consolidated balance sheets
Non-current assets	$2,931	$—	$—	$—
Current liabilities	1,824	1,453	1,656	1,573
Non-current liabilities	146,582	100,576	28,990	26,205
Net	$145,475	$102,029	$30,646	$27,778

Changes in discount rates used to value pension obligations were the main drivers of large actuarial losses (gains) in 2019 and 2018. In the third quarter of 2018, the Company made a $40 million voluntary contribution to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $410 million for 2019 and $344 million for 2018. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2019	2018
Projected benefit obligation	$402,900	$371,282
Accumulated benefit obligation	363,497	343,705
Fair value of plan assets	254,493	269,253

The components of net periodic benefit cost for the plans for 2019, 2018 and 2017 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2019	2018	2017	2019	2018	2017
Service cost-benefits earned during the period	$7,735	$8,487	$7,675	$545	$636	$601
Interest cost on projected benefit obligation	15,103	13,424	15,044	1,162	1,084	1,093
Expected return on assets	(17,152)	(17,447)	(17,186)	—	—	—
Amortization of prior service cost (credit)	279	279	255	—	—	(344)
Amortization of net loss (gain)	8,392	7,931	8,634	273	646	334
Settlement loss (gain)	—	184	12,313	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	110	106	122	N/A	N/A	N/A
Net periodic benefit cost	$14,467	$12,964	$26,857	$1,980	$2,366	$1,684

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating expenses totaled $5 million in 2019, $8 million in 2018 and $18 million in 2017.

Amounts recognized in other comprehensive (income) loss in 2019 and 2018 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2019	2018	2019	2018
Net loss (gain) arising during the period	$40,184	$644	$2,532	$(397)
Amortization of net gain (loss)	(8,392)	(7,931)	(273)	(646)
Settlement gain (loss)	—	(184)	—	—
Amortization of prior service credit (cost)	(279)	(279)	—	—
Total	$31,513	$(7,750)	$2,259	$(1,043)

Amounts included in accumulated other comprehensive (income) loss as of December 27, 2019 and December 28, 2018, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2019	2018	2019	2018
Prior service cost (credit)	$1,197	$1,465	$—	$—
Net loss	135,910	104,127	8,052	5,793
Net before income taxes	137,107	105,592	8,052	5,793
Income taxes	(29,666)	(23,221)	(1,772)	(1,275)
Net	$107,441	$82,371	$6,280	$4,518

Amounts included in accumulated other comprehensive (income) loss that are expected to be recognized as components of net periodic benefit cost in 2020 were as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
Prior service cost (credit)	$282	$—
Net loss (gain)	10,354	707
Net before income taxes	10,636	707
Income taxes	(2,340)	(156)
Net	$8,296	$551

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2019	2018	2019	2018
U.S. Plans
Discount rate	3.5%	4.5%	3.4%	4.5%
Rate of compensation increase	2.8%	2.8%	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	1.3%	N/A	N/A
Rate of compensation increase	1.3%	1.4%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2019	2018	2017	2019	2018	2017
U.S. Plans
Discount rate	4.5%	3.9%	4.5%	4.5%	3.9%	4.5%
Rate of compensation increase	2.8%	2.8%	2.8%	N/A	N/A	N/A
Expected return on assets	7.0%	7.1%	7.0%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	1.3%	1.0%	0.9%	N/A	N/A	N/A
Rate of compensation increase	1.4%	0.9%	1.0%	N/A	N/A	N/A
Expected return on assets	2.0%	2.0%	2.0%	N/A	N/A	N/A

Several sources of information are considered in determining the expected rate of return assumption, including the allocation of plan assets, the input of actuaries and professional investment advisers, and historical long-term returns. In setting the return assumption, the Company recognizes that historical returns are not always indicative of future returns and also considers the long-term nature of its pension obligations.

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 5.8 percent for 2020, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

At December 27, 2019, a one percent change in assumed health care cost trend rates would not have a significant impact on the service and interest cost components of net periodic postretirement health care benefit cost or the APBO for health care benefits.

The Company expects to contribute $1.8 million to its unfunded pension plans and $1.7 million to the postretirement medical plan in 2020. The Company expects to utilize available credits to satisfy any required contributions to the funded pension plans under minimum funding requirements for 2020. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2020	$15,337	$1,656
2021	16,520	1,707
2022	17,917	1,731
2023	19,173	1,727
2024	21,281	1,703
Years 2025-2029	115,303	8,357

K. Commitments and Contingencies

Operating Lease Liabilities and Assets

The Company adopted ASU No. 2016-02— Leases (Topic 842) as of December 29, 2018, the beginning of its fiscal year 2019. Using the modified retrospective approach with transition relief, the Company recorded operating lease assets and liabilities of $35 million as of December 29, 2018, and made no adjustments to retained earnings. Adoption of the new standard did not materially impact consolidated net earnings and cash flows.

Electing the package of practical expedients permitted under transition guidance, the Company did not reassess previous conclusions about whether existing contracts contained a lease, historical lease classification, or initial direct costs. Electing the hindsight practical expedient to determine the lease term for existing leases did not result in any changes to existing lease terms. The Company elected not to apply recognition requirements to short term leases with terms of twelve months or less across all asset classes. The Company elected to analyze vehicle assets using the portfolio approach. Lastly, the Company elected as an accounting policy not to separate the lease and non-lease components in the lease payments across all asset classes.

The Company owns most of the assets used in its operations, but leases certain buildings and land, vehicles, office equipment and other rental assets. The Company determines if an arrangement is a lease at inception. All of the Company’s current lease arrangements are classified as operating leases. The Company historically has not entered into financing leases. Operating lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized by amortizing the amount recorded as an asset on a straight-line basis over the lease term.

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

As of December 27, 2019, the weighted average remaining lease term was 5.7 years and the weighted average discount rate used to determine the operating lease liability was 3.9 percent. For the twelve months ended December 27, 2019, expense related to operating leases was $11.5 million, operating lease payments included in operating cash flows totaled $11.0 million, and non-cash additions to operating lease assets totaled $2.4 million. Variable lease costs and short term lease costs were not significant for the twelve months ended December 27, 2019.

As of December 27, 2019, future maturities of operating lease liabilities were as follows (in thousands):

2020	$8,222
2021	8,237
2022	5,657
2023	4,226
2024	1,843
Thereafter	7,490
Total lease payments	$35,675
Present value adjustment	(3,809)
Operating lease liabilities	$31,866

Aggregate annual rental commitments under operating leases with noncancelable terms of more than one year at December 28, 2018 were reported under previous lease accounting standards as follows (in thousands):

2019	$11,613
2020	8,759
2021	6,745
2022	5,102
2023	3,721
Thereafter	2,340
Total	$38,280

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $83 million at December 27, 2019. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $44 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with noncancelable terms of more than one year totaled $10 million in 2020, $8 million in 2021, $2 million in 2022 and $1 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 27, 2019. The Company has also guaranteed the debt of its subsidiaries for up to $42 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

L. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net Sales	$404,870	$428,328	$400,555	$412,292
Gross Profit	216,042	226,954	207,379	209,381
Net Earnings	86,749	88,137	84,132	84,835
Basic Net Earnings per Common Share	$0.52	$0.53	$0.50	$0.51
Diluted Net Earnings per Common Share	0.51	0.51	0.49	0.49
Cash Dividends Declared per Common Share	0.16	0.16	0.16	0.18

2018
Net Sales	$406,348	$424,570	$415,936	$406,438
Gross Profit	222,421	229,903	221,459	208,756
Net Earnings	85,510	89,140	92,681	73,723
Basic Net Earnings per Common Share	$0.51	$0.53	$0.55	$0.44
Diluted Net Earnings per Common Share	0.49	0.51	0.54	0.43
Cash Dividends Declared per Common Share	0.13	0.13	0.13	0.16

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, and the Executive Vice President, Corporate Controller and Information Systems. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2019 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the headings “Reports of Independent Registered Public Accounting Firm” and “Opinion on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2019 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this 2019 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be held on April 24, 2020 (the “Proxy Statement”), is incorporated herein by reference.

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

Section 16(a) Reporting Compliance

The information under the heading “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement is incorporated herein by reference.

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

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	59
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Schedule II - Valuation and Qualifying Accounts

Graco Inc. and Subsidiaries
(in thousands)

Allowance for Doubtful Accounts
Balance, December 30, 2016	$3,900
Additions charged to costs and expenses	1,600
Deductions from reserves (1)	(1,700)
Other additions (deductions) (2)	200
Balance, December 29, 2017	4,000
Additions charged to costs and expenses	1,400
Deductions from reserves (1)	(900)
Other additions (deductions) (2)	300
Balance, December 28, 2018	4,800
Additions charged to costs and expenses	800
Deductions from reserves (1)	(900)
Other additions (deductions) (2)	100
Balance, December 27, 2019	$4,800

(1)	Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(2)	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

4.1	Description of Our Securities.

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 15, 2017.)

*10.2	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.3	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.4	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.5	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.6	Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2019.)

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

*10.8
Graco Restoration Plan (2005 Statement). (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 29, 2006.) First Amendment adopted December 8, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K.) Second Amendment adopted August 15, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 28, 2007.) Third Amendment adopted March 27, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 28, 2008.) Fourth Amendment adopted December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s 2008 Annual Report on Form 10-K.) Fifth Amendment adopted September 16, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended September 24, 2010.) Sixth Amendment adopted February 15, 2018 (Incorporated by reference to Exhibit 10.7 to the Company’s 2017 Annual Report on Form 10-K.) Seventh Amendment adopted December 6, 2018. (Incorporated by reference to Exhibit 10.6 to the Company’s 2018 Annual Report on Form 10-K.)

*10.9
Graco Inc. Retirement Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.7 to the Company’s 2018 Annual Report on Form 10-K.) (Initially filed by the Company in paper form as Attachment C to Item 5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 29, 1991.) First Amendment adopted on December 29, 2008. (Incorporated by reference to Exhibit 10.10 to the Company’s 2008 Annual Report on Form 10-K.)

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

*10.20
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2019 Stock Incentive Plan in 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.21	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2019 Stock Incentive Plan in 2020.

*10.22	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2019 Stock Incentive Plan in 2020.

*10.23	Nonemployee Director Stock and Deferred Stock Program. (Incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K/A.)

*10.24	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.25	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.26
Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

10.27
Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

10.28
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

10.29
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

10.30	Master Note Agreement, dated January 29, 2020, between Graco Inc. and NYL Investors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 3, 2020.)

11	Statement of Computation of Earnings per share included in Note I on page 48

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ PATRICK J. MCHALE	February 18, 2020
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 18, 2020
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK W. SHEAHAN	February 18, 2020
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ CAROLINE M. CHAMBERS	February 18, 2020
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
William J. Carroll	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
R. William Van Sant	Director
Emily C. White	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 18, 2020
Patrick J. McHale
(For himself and as attorney-in-fact)