Form 10-Q
period 2020-03-27
GRACO INC
filed 2020-04-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2020

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

166,598,093 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 15, 2020.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales	$373,567	$404,870
Cost of products sold	174,936	188,828
Gross Profit	198,631	216,042
Product development	17,081	16,569
Selling, marketing and distribution	57,388	60,817
General and administrative	34,350	34,129
Operating Earnings	89,812	104,527
Interest expense	2,486	3,535
Other expense, net	5,223	269
Earnings Before Income Taxes	82,103	100,723
Income taxes	9,285	13,974
Net Earnings	$72,818	$86,749
Net Earnings per Common Share
Basic	$0.43	$0.52
Diluted	$0.42	$0.51
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Earnings	$72,818	$86,749
Components of other comprehensive income (loss)
Cumulative translation adjustment	(4,677)	1,169
Pension and postretirement medical liability adjustment	2,749	2,127
Income taxes - pension and postretirement medical liability adjustment	(615)	(470)
Other comprehensive income	(2,543)	2,826
Comprehensive Income	$70,275	$89,575
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 27, 2020	December 27, 2019
ASSETS
Current Assets
Cash and cash equivalents	$456,656	$220,973
Accounts receivable, less allowances of $5,600 and $5,300	273,789	267,345
Inventories	289,567	273,233
Other current assets	28,760	29,917
Total current assets	1,048,772	791,468
Property, Plant and Equipment, net	332,078	325,546
Goodwill	306,850	307,663
Other Intangible Assets, net	158,069	162,623
Operating Lease Assets	30,478	29,891
Deferred Income Taxes	38,081	39,327
Other Assets	33,012	35,692
Total Assets	$1,947,340	$1,692,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$45,742	$7,732
Trade accounts payable	64,324	54,117
Salaries and incentives	31,178	51,301
Dividends payable	29,442	29,235
Other current liabilities	141,077	142,937
Total current liabilities	311,763	285,322
Long-term Debt	400,000	164,298
Retirement Benefits and Deferred Compensation	183,292	182,707
Operating Lease Liabilities	23,210	24,176
Deferred Income Taxes	10,417	10,776
Shareholders’ Equity
Common stock	166,840	167,287
Additional paid-in-capital	612,698	578,440
Retained earnings	411,450	448,991
Accumulated other comprehensive income (loss)	(172,330)	(169,787)
Total shareholders’ equity	1,018,658	1,024,931
Total Liabilities and Shareholders’ Equity	$1,947,340	$1,692,210
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 27, 2020	March 29, 2019
Cash Flows From Operating Activities
Net Earnings	$72,818	$86,749
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	13,062	12,013
Deferred income taxes	(65)	(2,215)
Share-based compensation	6,318	7,221
Change in
Accounts receivable	(10,139)	(13,874)
Inventories	(17,726)	(13,547)
Trade accounts payable	5,185	8,043
Salaries and incentives	(20,182)	(23,692)
Retirement benefits and deferred compensation	3,172	3,547
Other accrued liabilities	1,441	(11,437)
Other	349	(2,262)
Net cash provided by operating activities	54,233	50,546
Cash Flows From Investing Activities
Property, plant and equipment additions	(18,944)	(30,433)
Acquisition of businesses, net of cash acquired	—	(5,353)
Other	(256)	(367)
Net cash provided by (used in) investing activities	(19,200)	(36,153)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	24,576	(3,596)
Borrowings on long-term lines of credit	250,000	16,057
Payments on long-term debt and lines of credit	—	(34,540)
Common stock issued	38,882	24,847
Common stock repurchased	(82,176)	(2,438)
Taxes paid related to net share settlement of equity awards	(1,796)	(1,268)
Cash dividends paid	(29,333)	(26,438)
Net cash provided by (used in) financing activities	200,153	(27,376)
Effect of exchange rate changes on cash	497	576
Net increase (decrease) in cash and cash equivalents	235,683	(12,407)
Cash, Cash Equivalents and Restricted Cash
Beginning of year	220,973	132,118
End of period	$456,656	$119,711
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended March 27, 2020
Balance, December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	1,620	35,467			37,087
Shares repurchased	(2,067)	(7,143)	(80,819)		(90,029)
Stock compensation cost		5,934			5,934
Net earnings			72,818		72,818
Dividends declared ($0.1750 per share)			(29,540)		(29,540)
Other comprehensive income (loss)				(2,543)	(2,543)
Balance, March 27, 2020	$166,840	$612,698	$411,450	$(172,330)	$1,018,658

Balance, December 28, 2018	$165,171	510,825	220,734	$(144,857)	$751,873
Shares issued	1,193	22,386	—	—	23,579
Stock compensation cost	—	5,856	—	—	5,856
Net earnings	—	—	86,749	—	86,749
Dividends declared ($0.1600 per share)	—	—	(26,445)	—	(26,445)
Other comprehensive income (loss)	—	—	—	2,826	2,826
Balance, March 29, 2019	$166,364	539,067	281,038	$(142,031)	$844,438

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 27, 2020 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 27, 2020 and March 29, 2019, and cash flows for the three months ended March 27, 2020 and March 29, 2019 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 2020, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales
Industrial	$158,684	$189,100
Process	86,078	86,894
Contractor	128,805	128,876
Total	$373,567	$404,870
Operating Earnings
Industrial	$50,233	$65,203
Process	18,111	20,014
Contractor	28,630	26,539
Unallocated corporate (expense)	(7,162)	(7,229)
Total	$89,812	$104,527

Assets by segment were as follows (in thousands):

	March 27, 2020	December 27, 2019
Industrial	$616,333	$615,486
Process	383,876	387,216
Contractor	396,721	368,832
Unallocated corporate	550,410	320,676
Total	$1,947,340	$1,692,210

Geographic information follows (in thousands):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales (based on customer location)
United States	$198,243	$202,885
Other countries	175,324	201,985
Total	$373,567	$404,870

	March 27, 2020	December 27, 2019
Long-lived Assets
United States	$275,513	$268,864
Other countries	56,565	56,682
Total	$332,078	$325,546

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net earnings available to common shareholders	$72,818	$86,749
Weighted average shares outstanding for basic earnings per share	167,977	165,616
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,665	5,243
Weighted average shares outstanding for diluted earnings per share	172,642	170,859
Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.51

Stock options to purchase 2,014,000 and 1,681,000 shares were not included in the March 27, 2020 and March 29, 2019 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2019	12,112	$28.91	8,231	$23.75
Granted	1,275	56.30
Exercised	(1,286)	19.00
Canceled	(14)	44.47
Outstanding, March 27, 2020	12,087	$32.84	8,294	$26.19

The Company recognized year-to-date share-based compensation of $6.3 million in 2020 and $7.2 million in 2019. As of March 27, 2020, there was $21.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 27, 2020	March 29, 2019
Expected life in years	7.5	7.5
Interest rate	1.5%	2.6%
Volatility	21.7%	24.6%
Dividend yield	1.2%	1.4%
Weighted average fair value per share	$12.44	$12.19

Under the Company’s Employee Stock Purchase Plan, the Company issued 400,000 shares in 2020 and 398,000 shares in 2019. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	March 27, 2020	March 29, 2019
Expected life in years	1.0	1.0
Interest rate	1.5%	2.6%
Volatility	21.9%	22.7%
Dividend yield	1.4%	1.4%
Weighted average fair value per share	$11.55	$11.36

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 27, 2020	March 29, 2019
Pension Benefits
Service cost	$2,422	$2,009
Interest cost	3,407	3,738
Expected return on assets	(4,750)	(4,359)
Amortization and other	2,721	1,979
Net periodic benefit cost	$3,800	$3,367
Postretirement Medical
Service cost	$175	$150
Interest cost	248	317
Amortization	177	108
Net periodic benefit cost	$600	$575

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended March 27, 2020
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	—	(4,677)	(4,677)
Reclassified to pension cost and deferred tax	2,134	—	2,134
Balance, March 27, 2020	$(111,587)	$(60,743)	$(172,330)

Three Months Ended March 29, 2019
Balance, December 28, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	—	1,169	1,169
Reclassified to pension cost and deferred tax	1,657	—	1,657
Balance, March 29, 2019	$(85,232)	$(56,799)	$(142,031)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Inventories

Major components of inventories were as follows (in thousands):

	March 27, 2020	December 27, 2019
Finished products and components	$151,087	$132,128
Products and components in various stages of completion	86,956	86,957
Raw materials and purchased components	114,888	117,026
Subtotal	352,931	336,111
Reduction to LIFO cost	(63,364)	(62,878)
Total	$289,567	$273,233

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 27, 2020
Cost	$186,310	$20,413	$700	$61,920	$269,343
Accumulated amortization	(84,246)	(11,057)	(444)	—	(95,747)
Foreign currency translation	(11,039)	(931)	—	(3,557)	(15,527)
Book value	$91,025	$8,425	$256	$58,363	$158,069
Weighted average life in years	13	10	4	N/A

As of December 27, 2019
Cost	$186,310	$20,413	$1,020	$61,920	$269,663
Accumulated amortization	(80,764)	(10,526)	(650)	—	(91,940)
Foreign currency translation	(10,412)	(885)	(73)	(3,730)	(15,100)
Book value	$95,134	$9,002	$297	$58,190	$162,623
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $4.1 million in 2020 and $3.8 million in 2019. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Estimated Amortization Expense	$15,947	$15,750	$15,670	$14,745	$13,208	$28,479

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 27, 2019	$177,112	$110,997	$19,554	$307,663
Foreign currency translation	440	(1,253)	—	(813)
Balance, March 27, 2020	$177,552	$109,744	$19,554	$306,850

Subsequent to the end of the first quarter, the Company completed the acquisition of a business that is not material to the consolidated financial statements.

9.	Other Current Liabilities
Components of other current liabilities were (in thousands):

	March 27, 2020	December 27, 2019
Accrued self-insurance retentions	$7,600	$7,570
Accrued warranty and service liabilities	12,759	12,785
Accrued trade promotions	6,654	8,390
Payable for employee stock purchases	2,976	13,722
Customer advances and deferred revenue	42,515	33,138
Income taxes payable	12,803	8,706
Right of return refund liability	13,788	13,791
Operating lease liability, current	9,116	7,690
Other	32,866	37,145
Total	$141,077	$142,937

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 27, 2019	$12,785
Charged to expense	1,897
Margin on parts sales reversed	741
Reductions for claims settled	(2,664)
Balance, March 27, 2020	$12,759

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $42.5 million as of March 27, 2020 and $33.1 million as of December 27, 2019. Net sales for the year to date included $11.3 million in 2020 and $19.7 million in 2019 that related to deferred revenue as of the beginning of each period.

10.Debt

On January 29, 2020, the Company entered into a master note agreement with a sole lender that expires on January 29, 2023. The note agreement sets forth certain terms on which the Company may issue, and affiliates of the lender may purchase, up to $200 million of the Company’s senior notes. Interest on the senior notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from issuance. Under terms of the note agreement, the Company is required to maintain certain financial ratios as to cash flow leverage and interest coverage similar to the requirements of its other debt agreements. There were no senior notes issued under the note agreement as of March 27, 2020.
In March 2020, the Company borrowed $250 million under its $500 million revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from the advance are available to be used for working capital, general corporate or other purposes.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 27, 2020	December 27, 2019
Assets
Cash surrender value of life insurance	2	$13,779	$17,702
Liabilities
Contingent consideration	3	$2,965	$9,072
Deferred compensation	2	4,361	4,719
Forward exchange contracts	2	410	87
Total liabilities at fair value		$7,736	$13,878

Contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans are held in trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in certain deferred compensation plans. Changes in cash surrender value are recorded in other non-operating expense. The deferred compensation liability balances are valued based on amounts allocated by participants to the underlying performance measurement funds.

Contingent consideration liability represents the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of certain acquired businesses based on future revenues.

Long-term notes payable with fixed interest rates had a carrying amount of $150 million as of March 27, 2020 and $150 million as of December 27, 2019, and estimated fair value of $160 million and $165 million, respectively. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

12Recent Accounting Pronouncements

Adoption of New Accounting Standard

In June 2016, the Financial Accounting Standards Board (FASB) issued a final standard on accounting for credit losses. The new standard is effective for the Company in fiscal 2020 and requires a change in credit loss calculations using the expected loss method. There was no significant impact on earnings or financial condition from the adoption of the new standard.

Accounting Policy

Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecast economic conditions and other relevant factors. The corporate controller group evaluates the adequacy of the worldwide allowance amount quarterly, considering individual account reviews, historical write-offs, current sales levels and expected economic factors.

Accounts Receivable

Accounts receivable includes trade receivables of $262 million and other receivables of $12 million as of March 27, 2020 and $256 million and $11 million, respectively, as of December 27, 2019.

Allowance for Credit Losses

Following is a summary of activity in the allowance for credit losses (in thousands):

	Three Months Ended
	March 27, 2020	March 29, 2019
Balance, beginning	$4,828	$4,771
Additions charged to costs and expenses	317	30
Deductions from reserves (1)	(253)	(836)
Other additions (deductions) (2)	(94)	447
Balance, ending	$4,798	$4,412

(1)	Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.

(2)	Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	March 27, 2020	March 29, 2019	% Change
Net Sales	$373.6	$404.9	(8)%
Operating Earnings	89.8	104.5	(14)%
Net Earnings	72.8	86.7	(16)%
Net Earnings, adjusted (1)	65.0	80.1	(19)%
Diluted Net Earnings per Common Share	$0.42	$0.51	(18)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.38	$0.47	(19)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales decreased in all segments and regions, including double-digit percentage declines in the EMEA and Asia Pacific regions. Changes in currency translation rates decreased worldwide sales by approximately $4 million (1 percentage point). Gross margin rate remained relatively strong, and operating expenses decreased by $3 million (2 percent). Other non-operating expenses increased $5 million due to market valuation losses on investments held to fund certain retirement benefits liabilities.

Excluding the impact of tax benefits related to stock option exercises and certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	March 27, 2020	March 29, 2019
Earnings before income taxes	$82.1	$100.7

Income taxes, as reported	$9.3	$14.0
Excess tax benefit from option exercises	7.8	5.1
Other non-recurring tax benefit	—	1.5
Income taxes, adjusted	$17.1	$20.6

Effective income tax rate
As reported	11.3%	13.9%
Adjusted	20.8%	20.5%

Net Earnings, as reported	$72.8	$86.7
Excess tax benefit from option exercises	(7.8)	(5.1)
Other non-recurring tax benefit	—	(1.5)
Net Earnings, adjusted	$65.0	$80.1

Weighted Average Diluted Shares	172.6	170.9
Diluted Earnings per Share
As reported	$0.42	$0.51
Adjusted	$0.38	$0.47

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales	100.0%	100.0%
Cost of products sold	46.8	46.6
Gross Profit	53.2	53.4
Product development	4.6	4.1
Selling, marketing and distribution	15.4	15.0
General and administrative	9.2	8.4
Operating Earnings	24.0	25.9
Interest expense	0.6	0.9
Other expense, net	1.4	0.1
Earnings Before Income Taxes	22.0	24.9
Income taxes	2.5	3.5
Net Earnings	19.5%	21.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Americas(1)	$224.8	$232.0
EMEA(2)	87.8	99.5
Asia Pacific	61.0	73.4
Consolidated	$373.6	$404.9

(1)	North, South and Central America, including the United States

(2)	Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(4)%	1%	0%	(3)%
EMEA	(11)%	1%	(2)%	(12)%
Asia Pacific	(18)%	3%	(2)%	(17)%
Consolidated	(8)%	1%	(1)%	(8)%

Gross Profit

Gross profit margin rate decreased slightly from the comparable period last year. Strong price realization nearly offset the adverse impacts of lower factory volume, unfavorable product and channel mix, and changes in currency translation rates.

Operating Expenses

Total operating expenses decreased $3 million (2 percent) compared to last year. Reductions in volume and earnings-based expenses more than offset increases in product development and occupancy expenses.

Other Expense

Other expense for the year increased $5 million from last year, driven by losses on investments used to fund certain retirement benefits liabilities.
Income Taxes

The effective income tax rate was 11 percent, down approximately 3 percentage points from the comparable period last year. The decrease was due primarily to an increase in excess tax benefits related to stock option exercises, partially offset by the effect of non-recurring tax benefits from other tax planning activities last year.
Economic Uncertainty
In the first quarter of 2020, the COVID-19 pandemic and related governmental and business responses began to have an adverse effect on our operations, supply chains, distribution channels, and end-user customers.

We manufacture and provide essential products and services to a variety of critical infrastructure customers, and nearly all of our locations worldwide are running and able to fulfill customer orders. Our commercial teams are focused on customer service, maintaining end-user customer contact and providing support to our distributors. Our engineering teams continue to develop and launch new products.

As a result of the pandemic and various governmental orders, a significant number of our employees are working from home, and we have altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed. We have also experienced isolated instances of distributors reducing or closing their operations, impacting the ability of some of our end-user customers to procure our products through our traditional distribution channels. Some of our end-user customers are delaying projects, deferring capital equipment purchases, and/or eliminating in-person sales meetings. In addition, trade shows, industry events and product demonstrations have been cancelled during a critical selling season. As a result, our selling activities and our ability to convert those activities into sales have been and we expect will continue to be adversely impacted by the pandemic. We will continue to manage our working capital, such as receivables and inventory, to align with customer needs and changes in demand for our products and services.

Incoming order rates have declined by approximately 30 percent since the middle of March, on an organic, constant currency basis. Operating cash flows and available liquidity are sufficient to support operations at current order rates (see Liquidity and Capital Resources below).

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales
Americas	$74.4	$80.9
EMEA	46.2	58.1
Asia Pacific	38.1	50.1
Total	$158.7	$189.1
Operating earnings as a percentage of net sales	32%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(8)%	0%	0%	(8)%
EMEA	(19)%	0%	(1)%	(20)%
Asia Pacific	(22)%	0%	(2)%	(24)%
Segment Total	(15)%	0%	(1)%	(16)%

Industrial segment sales declined in all regions with the spread of worldwide government actions that severely reduced economic activity in major geographies. Improved gross margin rate in this segment, from realized pricing and favorable product and channel mix, offset the adverse impact of changes in translation rates. Decreases in operating expenses did not keep pace with the drop in sales volume, driving operating earnings as a percentage of sales down compared to last year.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales
Americas	$55.1	$57.1
EMEA	15.8	15.8
Asia Pacific	15.2	14.0
Total	$86.1	$86.9
Operating earnings as a percentage of net sales	21%	23%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(6)%	2%	0%	(4)%
EMEA	(7)%	8%	(1)%	0%
Asia Pacific	(3)%	15%	(3)%	9%
Segment Total	(6)%	5%	0%	(1)%

Process segment sales decreased slightly, with sales from acquired operations nearly offsetting volume declines in organic businesses. Lower volume, higher product costs, unfavorable channel and product mix, and lower operating margins of acquired operations combined to decrease operating earnings as a percentage of sales.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Sales
Americas	$95.3	$94.0
EMEA	25.8	25.6
Asia Pacific	7.7	9.3
Total	$128.8	$128.9
Operating earnings as a percentage of net sales	22%	21%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	2%	0%	(1)%	1%
EMEA	3%	0%	(2)%	1%
Asia Pacific	(14)%	0%	(4)%	(18)%
Segment Total	1%	0%	(1)%	0%

Contractor segment sales increased by 1 percent at consistent currency translation rates, with favorable response to new product offerings and continued stability in construction markets in the Americas and EMEA. This segment saw a marked reduction in orders during the latter part of March that offset solid revenue gains earlier in the quarter. Operating margin rate increased by 1 percentage point, driven by strong realized pricing, favorable product and channel mix, and expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $54 million in the first quarter of 2020, $4 million higher than the comparable period of 2019. Purchases of Company common stock totaling $82 million in 2020 were partially offset by net proceeds from shares issued totaling $37 million. Other significant uses of cash included dividend payments of $29 million and property, plant and equipment additions of $19 million. The Company may make additional opportunistic share purchases going forward. Subsequent to the end of the first quarter, the Company completed the acquisition of a business that is not material to the consolidated financial statements.

In March 2020, the Company borrowed $250 million under its $500 million revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from the advance are available to be used for working capital, general corporate or other purposes.

Significant uses of cash in 2019 included cash dividends of $26 million, property, plant and equipment additions of $30 million and business acquisitions of $5 million. Proceeds from shares issued in the first quarter of 2019 totaled $25 million, partially offset by $2 million of payments for shares repurchased in 2018 and settled in 2019.

At March 27, 2020, the Company had various lines of credit totaling $594 million, of which $300 million was unused. In addition to its lines of credit, under the terms of a master note agreement with a sole lender expiring in January 2023, the Company may issue up to $200 million of senior notes. Interest on the notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from date of issuance.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2020, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements.

Outlook

Due to economic uncertainty, we are withdrawing our 2020 revenue guidance for the remainder of the year. While the current environment presents unforeseen challenges, for now our playbook remains the same. In the short term, Graco is well positioned financially and strategically to operate without making major changes that would adversely impact our key stakeholders. We will continue to monitor what is happening in our end markets and may adjust our approach if warranted by facts. We are confident that our loyal customer base, strong management team and business model position us well for the long term.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2019 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: the impact of the COVID-19 pandemic on our business; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; changes in currency translation rates; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; catastrophic events; changes in laws and regulations; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; our ability to attract, develop and retain qualified personnel; the possibility of decline in purchases from a few large customers of the Contractor segment; and variations in activity in the construction, automotive, mining and oil and natural gas industries. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2019 and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2019 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

Except as noted below, there have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2019 Annual Report on Form 10-K.

Coronavirus Disease 2019 (COVID-19) - The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

In March of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations or authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures.

We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and we intend to continue providing our products and services to these customers. However, the COVID-19 pandemic and related governmental and business responses have begun to have, and will likely continue to have, an adverse effect on our operations, supply chains, distribution channels, and end-user customers. For example, as a result of the pandemic and various governmental orders, a significant number of our employees are currently working from home, and we have substantially altered our manufacturing operations to allow for appropriate social distancing and hygiene, which could lead to decreased efficiency and productivity in our workforce and our operations. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production due to the pandemic, and we are utilizing alternative supply arrangements where appropriate or necessary, which may lead to increased costs and delays. Similarly, we have experienced isolated instances of distributors reducing or closing their operations, impacting the ability of some of our end-user customers to procure our products through our traditional distribution channels. Some of our end-user customers are delaying projects, deferring capital equipment purchases, and/or eliminating in-person sales meetings. In addition, trade shows, industry events and product demonstrations have been cancelled and are continuing to be cancelled during a critical selling season. As a result, our selling activities and our ability to convert those activities into actual sales have been and will continue to be adversely impacted by the pandemic. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources and focus.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus; the duration and scope of the pandemic; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facilities and other critical functions, particularly if employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to sell our products and services and provide product support, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs under our self-insurance programs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors and end-user customers to pay for our products and services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in our 2019 Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Dec 28,2019 - Jan 24, 2020	835	$52.00	—	20,844,131
Jan 25, 2020 - Feb 21, 2020	—	$—	—	20,844,131
Feb 22, 2020 - Mar 27, 2020	2,064,830	$43.58	2,064,830	18,779,301

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2019 Stock Incentive Plan in 2020. (Incorporated by reference to Exhibit 10.21 to the Company’s 2019 Annual Report on Form 10-K.)

10.2
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2019 Stock Incentive Plan in 2020. (Incorporated by reference to Exhibit 10.22 to the Company’s 2019 Annual Report on Form 10-K.)

10.3	Master Note Agreement, dated January 29, 2020, between Graco Inc. and NYL Investors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 3, 2020.)

10.4	Amendment No. 5 dated as of April 17, 2020 to Note Agreement dated as of March 11, 2011.

10.5
Fifth Amendment to Credit Agreement dated as of April 17, 2020, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 22, 2020.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 22, 2020	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2020	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 22, 2020	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)