Form 10-Q
period 2020-06-26
GRACO INC
filed 2020-07-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2020

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

166,710,627 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 15, 2020.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales	$366,892	$428,328	$740,459	$833,198
Cost of products sold	184,363	201,374	359,299	390,202
Gross Profit	182,529	226,954	381,160	442,996
Product development	17,948	17,324	35,029	33,893
Selling, marketing and distribution	48,831	60,441	106,219	121,258
General and administrative	36,015	36,828	70,365	70,957
Impairment	34,962	—	34,962	—
Operating Earnings	44,773	112,361	134,585	216,888
Interest expense	3,258	3,431	5,744	6,966
Other expense (income), net	(510)	1,119	4,713	1,388
Earnings Before Income Taxes	42,025	107,811	124,128	208,534
Income taxes	13,193	19,674	22,478	33,648
Net Earnings	$28,832	$88,137	$101,650	$174,886
Net Earnings per Common Share
Basic	$0.17	$0.53	$0.61	$1.05
Diluted	$0.17	$0.51	$0.59	$1.02
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Earnings	$28,832	$88,137	$101,650	$174,886
Components of other comprehensive income (loss)
Cumulative translation adjustment	6,756	1,232	2,079	2,401
Pension and postretirement medical liability adjustment	2,446	1,910	5,195	4,037
Income taxes - pension and postretirement medical liability adjustment	(554)	(423)	(1,169)	(893)
Other comprehensive income	8,648	2,719	6,105	5,545
Comprehensive Income	$37,480	$90,856	$107,755	$180,431
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 26, 2020	December 27, 2019
ASSETS
Current Assets
Cash and cash equivalents	$432,708	$220,973
Accounts receivable, less allowances of $6,000 and $5,300	282,856	267,345
Inventories	291,442	273,233
Other current assets	31,286	29,917
Total current assets	1,038,292	791,468
Property, Plant and Equipment, net	327,476	325,546
Goodwill	338,735	307,663
Other Intangible Assets, net	162,271	162,623
Operating Lease Assets	28,807	29,891
Deferred Income Taxes	33,968	39,327
Other Assets	32,910	35,692
Total Assets	$1,962,459	$1,692,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$20,597	$7,732
Trade accounts payable	48,259	54,117
Salaries and incentives	35,223	51,301
Dividends payable	29,464	29,235
Other current liabilities	176,837	142,937
Total current liabilities	310,380	285,322
Long-term Debt	400,000	164,298
Retirement Benefits and Deferred Compensation	184,486	182,707
Operating Lease Liabilities	21,860	24,176
Deferred Income Taxes	10,165	10,776
Other Non-current Liabilities	8,600	—
Shareholders’ Equity
Common stock	166,693	167,287
Additional paid-in-capital	623,803	578,440
Retained earnings	400,154	448,991
Accumulated other comprehensive income (loss)	(163,682)	(169,787)
Total shareholders’ equity	1,026,968	1,024,931
Total Liabilities and Shareholders’ Equity	$1,962,459	$1,692,210
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 26, 2020	June 28, 2019
Cash Flows From Operating Activities
Net Earnings	$101,650	$174,886
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	26,966	24,087
Deferred income taxes	1,366	(3,881)
Share-based compensation	15,445	17,548
Impairment	34,962	—
Change in
Accounts receivable	(19,705)	(16,051)
Inventories	(22,662)	(13,157)
Trade accounts payable	342	4,603
Salaries and incentives	(16,677)	(18,514)
Retirement benefits and deferred compensation	6,134	5,780
Other accrued liabilities	12,578	(10,789)
Other	2,151	(690)
Net cash provided by operating activities	142,550	163,822
Cash Flows From Investing Activities
Property, plant and equipment additions	(32,613)	(70,186)
Acquisition of businesses, net of cash acquired	(27,173)	(6,176)
Other	(245)	(828)
Net cash provided by (used in) investing activities	(60,031)	(77,190)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(768)	(3,767)
Borrowings on long-term lines of credit	250,000	23,944
Payments on long-term debt and lines of credit	—	(36,453)
Common stock issued	42,217	33,954
Common stock repurchased	(102,143)	(2,438)
Taxes paid related to net share settlement of equity awards	(1,796)	(1,268)
Cash dividends paid	(58,490)	(53,075)
Net cash provided by (used in) financing activities	129,020	(39,103)
Effect of exchange rate changes on cash	196	1,236
Net increase (decrease) in cash and cash equivalents	211,735	48,765
Cash and Cash Equivalents
Beginning of year	220,973	132,118
End of period	$432,708	$180,883
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended June 26, 2020
Balance, March 27, 2020	$166,840	$612,698	$411,450	$(172,330)	$1,018,658
Shares issued	113	3,951	—	—	4,064
Shares repurchased	(260)	(904)	(10,950)	—	(12,114)
Stock compensation cost	—	8,058	—	—	8,058
Net earnings	—	—	28,832	—	28,832
Dividends declared ($0.175 per share)	—	—	(29,178)	—	(29,178)
Other comprehensive income (loss)	—	—	—	8,648	8,648
Balance, June 26, 2020	$166,693	$623,803	$400,154	$(163,682)	$1,026,968

Six Months Ended June 26, 2020
Balance, December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	1,733	39,418	—	—	41,151
Shares repurchased	(2,327)	(8,047)	(91,769)	—	(102,143)
Stock compensation cost	—	13,992	—	—	13,992
Net earnings	—	—	101,650	—	101,650
Dividends declared ($0.350 per share)	—	—	(58,718)	—	(58,718)
Other comprehensive income (loss)	—	—	—	6,105	6,105
Balance, June 26, 2020	$166,693	$623,803	$400,154	$(163,682)	$1,026,968

Three Months Ended June 28, 2019
Balance, March 29, 2019	$166,364	539,067	281,038	$(142,031)	$844,438
Shares issued	428	8,678	—	—	9,106
Stock compensation cost	—	8,425	—	—	8,425
Net earnings	—	—	88,137	—	88,137
Dividends declared ($0.160 per share)	—	—	(26,867)	—	(26,867)
Other comprehensive income (loss)	—	—	—	2,719	2,719
Balance, June 28, 2019	$166,792	556,170	342,308	$(139,312)	$925,958

Six Months Ended June 28, 2019
Balance, December 28, 2018	$165,171	$510,825	$220,734	$(144,857)	$751,873
Shares issued	1,621	31,064	—	—	32,685
Stock compensation cost	—	14,281	—	—	14,281
Net earnings	—	—	174,886	—	174,886
Dividends declared ($0.320 per share)	—	—	(53,312)	—	(53,312)
Other comprehensive income (loss)	—	—	—	5,545	5,545
Balance, June 28, 2019	$166,792	$556,170	$342,308	$(139,312)	$925,958
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of June 26, 2020 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 26, 2020 and June 28, 2019, and cash flows for the six months ended June 26, 2020 and June 28, 2019 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 26, 2020, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales
Industrial	$133,287	$188,507	$291,971	$377,607
Process	77,759	85,064	163,837	171,958
Contractor	155,846	154,757	284,651	283,633
Total	$366,892	$428,328	$740,459	$833,198
Operating Earnings
Industrial	$37,001	$64,428	$87,234	$129,631
Process	11,672	18,378	29,783	38,392
Contractor	41,109	40,054	69,739	66,593
Unallocated corporate (expense)	(10,047)	(10,499)	(17,209)	(17,728)
Impairment	(34,962)	—	(34,962)	—
Total	$44,773	$112,361	$134,585	$216,888

Assets by segment were as follows (in thousands):

	June 26, 2020	December 27, 2019
Industrial	$621,314	$615,486
Process	403,083	387,216
Contractor	420,983	368,832
Unallocated corporate	517,079	320,676
Total	$1,962,459	$1,692,210

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales (based on customer location)
United States	$205,789	$221,565	$404,032	$424,450
Other countries	161,103	206,763	336,427	408,748
Total	$366,892	$428,328	$740,459	$833,198

	June 26, 2020	December 27, 2019
Long-lived Assets
United States	$278,576	$268,864
Other countries	48,900	56,682
Total	$327,476	$325,546

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net earnings available to common shareholders	$28,832	$88,137	$101,650	$174,886
Weighted average shares outstanding for basic earnings per share	166,663	166,684	167,320	166,150
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,886	5,363	4,276	5,303
Weighted average shares outstanding for diluted earnings per share	170,549	172,047	171,596	171,453
Basic earnings per share	$0.17	$0.53	$0.61	$1.05
Diluted earnings per share	$0.17	$0.51	$0.59	$1.02

Stock options to purchase 2,530,000 and 1,532,000 shares were not included in the June 26, 2020 and June 28, 2019 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2019	12,112	$28.91	8,231	$23.75
Granted	1,399	55.26
Exercised	(1,371)	19.36
Canceled	(22)	45.43
Outstanding, June 26, 2020	12,118	$32.84	8,424	$26.62

The Company recognized year-to-date share-based compensation of $15.4 million in 2020 and $17.5 million in 2019. As of June 26, 2020, there was $14.6 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 26, 2020	June 28, 2019
Expected life in years	7.5	7.5
Interest rate	1.5%	2.6%
Volatility	22.0%	24.6%
Dividend yield	1.3%	1.4%
Weighted average fair value per share	$12.18	$12.26

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

	Six Months Ended
	June 26, 2020	June 28, 2019
Expected life in years	1.0	1.0
Interest rate	1.5%	2.6%
Volatility	21.9%	22.7%
Dividend yield	1.4%	1.4%
Weighted average fair value per share	$11.55	$11.36

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Pension Benefits
Service cost	$2,193	$1,635	$4,615	$3,644
Interest cost	3,227	3,572	6,634	7,310
Expected return on assets	(4,651)	(4,216)	(9,401)	(8,575)
Amortization and other	2,517	1,838	5,238	3,817
Net periodic benefit cost	$3,286	$2,829	$7,086	$6,196
Postretirement Medical
Service cost	$130	$123	$305	$273
Interest cost	260	264	508	581
Amortization	190	29	367	137
Net periodic benefit cost	$580	$416	$1,180	$991

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended June 26, 2020
Balance, March 27, 2020	$(111,587)	$(60,743)	$(172,330)
Other comprehensive income (loss) before reclassifications	—	6,756	6,756
Reclassified to pension cost and deferred tax	1,892	—	1,892
Balance, June 26, 2020	$(109,695)	$(53,987)	$(163,682)

Six Months Ended June 26, 2020
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	—	2,079	2,079
Reclassified to pension cost and deferred tax	4,026	—	4,026
Balance, June 26, 2020	$(109,695)	$(53,987)	$(163,682)

Three Months Ended June 28, 2019
Balance, March 29, 2019	$(85,232)	$(56,799)	$(142,031)
Other comprehensive income (loss) before reclassifications	—	1,232	1,232
Reclassified to pension cost and deferred tax	1,487	—	1,487
Balance, June 28, 2019	$(83,745)	$(55,567)	$(139,312)

Six Months Ended June 28, 2019
Balance, December 28, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	—	2,401	2,401
Reclassified to pension cost and deferred tax	3,144	—	3,144
Balance, June 28, 2019	$(83,745)	$(55,567)	$(139,312)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Inventories

Major components of inventories were as follows (in thousands):

	June 26, 2020	December 27, 2019
Finished products and components	$145,299	$132,128
Products and components in various stages of completion	86,075	86,957
Raw materials and purchased components	123,941	117,026
Subtotal	355,315	336,111
Reduction to LIFO cost	(63,873)	(62,878)
Total	$291,442	$273,233

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 26, 2020
Cost	$187,012	$25,313	$1,200	$61,920	$275,445
Accumulated amortization	(87,704)	(11,706)	(499)	—	(99,909)
Foreign currency translation	(9,795)	(828)	—	(2,642)	(13,265)
Book value	$89,513	$12,779	$701	$59,278	$162,271
Weighted average life in years	13	10	4	N/A

As of December 27, 2019
Cost	$186,310	$20,413	$1,020	$61,920	$269,663
Accumulated amortization	(80,764)	(10,526)	(650)	—	(91,940)
Foreign currency translation	(10,412)	(885)	(73)	(3,730)	(15,100)
Book value	$95,134	$9,002	$297	$58,190	$162,623
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $4.1 million in 2020 and $3.8 million in 2019 and for the year to date was $8.2 million in 2020 and $7.7 million in 2019. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Estimated Amortization Expense	$16,595	$16,570	$16,483	$15,552	$14,009	$32,007

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 27, 2019	$177,112	$110,997	$19,554	$307,663
Additions, adjustments from business acquisitions	—	29,273	—	29,273
Foreign currency translation	2,482	(683)	—	1,799
Balance, June 26, 2020	$179,594	$139,587	$19,554	$338,735

In the second quarter the Company completed the acquisition of a business that is not material to the consolidated financial statements.

9.Other Current Liabilities
Components of other current liabilities were (in thousands):

	June 26, 2020	December 27, 2019
Accrued self-insurance retentions	$7,622	$7,570
Accrued warranty and service liabilities	12,578	12,785
Accrued trade promotions	6,144	8,390
Payable for employee stock purchases	6,257	13,722
Customer advances and deferred revenue	50,281	33,138
Income taxes payable	16,839	8,706
Right of return refund liability	13,730	13,791
Operating lease liability, current	8,822	7,690
Loss reserve	24,608	—
Other	29,956	37,145
Total	$176,837	$142,937

In the second quarter, the Company entered into negotiations to sell its U.K.-based valve business (“Alco”). Based on the negotiations to sell, the Company revalued its investment in Alco, recording impairment charges of $35 million. A loss reserve was recognized within other current liabilities, representing $24 million of previously unrealized foreign currency translation losses recorded in accumulated other comprehensive income plus other disposal costs. The sale of Alco was completed in the third quarter, subject to post-closing adjustments.

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 27, 2019	$12,785
Assumed in business acquisition	155
Charged to expense	3,318
Margin on parts sales reversed	1,080
Reductions for claims settled	(4,760)
Balance, June 26, 2020	$12,578

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $50.3 million as of June 26, 2020 and $33.1 million as of December 27, 2019. Net sales for the year to date included $14.2 million in 2020 and $29.9 million in 2019 that related to deferred revenue as of the beginning of each period.

10.Debt

On January 29, 2020, the Company entered into a master note agreement with a sole lender that expires on January 29, 2023. The note agreement sets forth certain terms on which the Company may issue, and affiliates of the lender may purchase, up to $200 million of the Company’s senior notes. Interest on the senior notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from issuance. Under terms of the note agreement, the Company is required to maintain certain financial ratios as to cash flow leverage and interest coverage similar to the requirements of its other debt agreements. There were no senior notes issued under the note agreement as of June 26, 2020.

In March 2020, the Company borrowed $250 million under its $500 million revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from the advance are available to be used for working capital, general corporate or other purposes.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 26, 2020	December 27, 2019
Assets
Cash surrender value of life insurance	2	$16,108	$17,702
Forward exchange contracts	2	156	—
Total assets at fair value		$16,264	$17,702
Liabilities
Contingent consideration	3	$11,565	$9,072
Deferred compensation	2	4,415	4,719
Forward exchange contracts	2	—	87
Total liabilities at fair value		$15,980	$13,878

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

Long-term notes payable with fixed interest rates had a carrying amount of $150 million and estimated fair value of $165 million as of both June 26, 2020 and December 27, 2019. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

Accounting Policy

Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecast economic conditions and other relevant factors. The Company evaluates the adequacy of the worldwide allowance amount quarterly, considering individual account reviews, historical write-offs, current sales levels and expected economic factors.

Accounts Receivable

Accounts receivable includes trade receivables of $270 million and other receivables of $13 million as of June 26, 2020 and $256 million and $11 million, respectively, as of December 27, 2019.

Allowance for Credit Losses

Following is a summary of activity in the allowance for credit losses (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Balance, beginning	$4,798	$4,412	$4,828	$4,771
Additions charged to costs and expenses	314	192	631	222
Deductions from reserves (1)	(38)	146	(291)	(690)
Other additions (deductions) (2)	85	(435)	(9)	12
Balance, ending	$5,159	$4,315	$5,159	$4,315

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	June 26, 2020	June 28, 2019	% Change	June 26, 2020	June 28, 2019	% Change
Net Sales	$366.9	$428.3	(14)%	$740.5	$833.2	(11)%
Operating Earnings	44.8	112.4	(60)%	134.6	216.9	(38)%
Net Earnings	28.8	88.1	(67)%	101.7	174.9	(42)%
Net Earnings, adjusted (1)	62.3	85.9	(27)%	127.5	166.0	(23)%
Diluted Net Earnings per Common Share	$0.17	$0.51	(67)%	$0.59	$1.02	(42)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.37	$0.50	(26)%	$0.74	$0.97	(24)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Increases in Contractor sales for the quarter and year to date partially offset the impact of double digit organic percentage declines in other segments. Changes in currency translation rates decreased worldwide sales by approximately $5 million for the quarter and $9 million for the year to date. Sales from acquired operations contributed approximately $7 million (2 percentage points) to the second quarter and $12 million (2 percentage points) to the year to date.
Changes in product and channel mix, lower factory volume and changes in currency translation rates drove decreases in gross margin rates for the quarter and the year to date. Earnings for the quarter and year to date included non-cash impairment charges of $35 million ($34 million, $0.20 per diluted share, after tax effects) related to a U.K.-based valve business that was sold in the third quarter. Total operating expenses before impairment charges decreased 10 percent for the quarter and 6 percent for the year to date. Reductions in volume and earnings-based expenses more than offset increases in product development expenses.

Excluding the impact of impairment charges, excess tax benefits related to stock option exercises and certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Operating earnings, as reported	$44.8	$112.4	$134.6	$216.9
Impairment	35.0	—	35.0	—
Operating earnings, adjusted	$79.8	$112.4	$169.6	$216.9

Earnings before income taxes, as reported	$42.0	$107.8	$124.1	$208.5
Impairment	35.0	—	35.0	—
Earnings before income taxes, adjusted	$77.0	$107.8	$159.1	$208.5

Income taxes, as reported	$13.2	$19.7	$22.5	$33.6
Excess tax benefit from option exercises	0.3	2.2	8.0	7.4
Impairment tax benefit	1.2	—	1.2	—
Other non-recurring tax benefit	—	—	—	1.5
Income taxes, adjusted	$14.7	$21.9	$31.7	$42.5

Effective income tax rate
As reported	31.4%	18.2%	18.1%	16.1%
Adjusted	19.1%	20.3%	19.9%	20.4%

Net Earnings, as reported	$28.8	$88.1	$101.7	$174.9
Impairment, net	33.8	—	33.8	—
Excess tax benefit from option exercises	(0.3)	(2.2)	(8.0)	(7.4)
Other non-recurring tax benefit	—	—	—	(1.5)
Net Earnings, adjusted	$62.3	$85.9	$127.5	$166.0

Weighted Average Diluted Shares	170.5	172.0	171.6	171.5
Diluted Earnings per Share
As reported	$0.17	$0.51	$0.59	$1.02
Adjusted	$0.37	$0.50	$0.74	$0.97

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	50.2	47.0	48.5	46.8
Gross Profit	49.8	53.0	51.5	53.2
Product development	4.9	4.1	4.7	4.1
Selling, marketing and distribution	13.3	14.1	14.4	14.6
General and administrative	9.8	8.6	9.5	8.5
Impairment	9.6	—	4.7	—
Operating Earnings	12.2	26.2	18.2	26.0
Interest expense	0.9	0.8	0.8	0.8
Other expense (income), net	(0.2)	0.2	0.6	0.2
Earnings Before Income Taxes	11.5	25.2	16.8	25.0
Income taxes	3.6	4.6	3.1	4.0
Net Earnings	7.9%	20.6%	13.7%	21.0%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Americas(1)	$227.7	$253.7	$452.5	$485.7
EMEA(2)	71.1	101.1	158.9	200.6
Asia Pacific	68.1	73.5	129.1	146.9
Consolidated	$366.9	$428.3	$740.5	$833.2
(1)  North, South and Central America, including the United States
(2) Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(11)%	1%	0%	(10)%	(7)%	0%	0%	(7)%
EMEA	(30)%	2%	(2)%	(30)%	(21)%	2%	(2)%	(21)%
Asia Pacific	(9)%	4%	(2)%	(7)%	(13)%	3%	(2)%	(12)%
Consolidated	(15)%	2%	(1)%	(14)%	(12)%	2%	(1)%	(11)%

Gross Profit

Gross profit margin rates for the quarter and year to date decreased from the comparable periods last year. Strong price realization was not enough to offset the adverse impacts of unfavorable product and channel mix (lower high-margin Industrial sales combined with growth in lower-margin Contractor segment sales), lower factory volume and changes in currency translation rates.

Operating Expenses

In the second quarter, the Company entered into negotiations to sell its U.K.-based valve business (“Alco”), which has significant exposure to oil and natural gas markets, and has accumulated operating losses since acquired in 2014. Alco operations contributed $7 million of sales for the year to date and are included within the Company's Process segment. Based on the negotiations to sell, the Company revalued its investment in Alco, recording non-cash impairment charges of $35 million, including $24 million of previously unrealized foreign currency translation losses recorded in accumulated other comprehensive income. The impact on net earnings was $34 million or $0.20 per diluted share. The sale of Alco was completed in the third quarter.

Total operating expenses before impairment charges decreased $12 million (10 percent) for the quarter and $14 million (6 percent) for the year to date compared to last year. Reductions in volume and earnings-based expenses more than offset increases in product development, which increased 4 percent for the quarter and 3 percent for the year to date, as the Company continued its development initiatives.

Other Expense

Other non-operating expenses decreased $2 million for the quarter and increased $3 million for the year to date mostly due to market valuation fluctuations on investments held to fund certain retirement benefits liabilities.
Income Taxes

The effective income tax rate for the quarter was 31 percent, up 13 percentage points from the comparable period last year, primarily due to non-deductible impairment charges. The effective income tax rate for the year to date was 18 percent, up 2 percentage points from the comparable period last year. The year-to-date increase from the non-deductible impairment charges was partially offset by the favorable impact of an increase in excess tax benefits related to stock option exercises.
Economic Uncertainty
The ongoing COVID-19 pandemic and related governmental and business responses had an adverse effect on our operations, supply chains, distribution channels, and end-user customers. Incoming order rates, on an organic, constant currency basis, declined by approximately 24 percent in April and improved sequentially in May and June, as government restrictions loosened in certain areas, and as our customers responded favorably to new product offerings. Current order rates for our Industrial and Process segments have not recovered to pre-pandemic levels. While our Contractor segment has seen growth in order rates, there is uncertainty with respect to the duration and level at which the activity will continue.

We manufacture and provide essential products and services to a variety of critical infrastructure customers. We have remained operational during the pandemic and we intend to continue providing our products and services to our customers. Our commercial teams are focused on customer service, maintaining end-user customer contact and providing support to our distributors. Our engineering teams continue to develop and launch new products.

As a result of the pandemic and various governmental orders, a significant number of our employees are working from home, and we altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed. We have also experienced isolated instances of distributors reducing or closing their operations, impacting the ability of some of our end-user customers to procure our products through our traditional distribution channels. Some of our end-user customers are deferring capital equipment purchases, and have eliminated in-person sales meetings. In addition, trade shows, industry events and product demonstrations have been cancelled or postponed. As a result, our selling activities and our ability to convert those activities into sales have been and we expect will continue to be adversely impacted. We will continue to manage our working capital, such as receivables and inventory, to align with customer needs and changes in demand for our products and services.

The timing and extent of the economic recovery from the pandemic in our major geographies is still uncertain and we cannot predict the magnitude of the impact to the results of our operations or financial position. We do not expect the pandemic to have a significant effect on our liquidity as operating cash flows and available liquidity are sufficient to support operations at current order rates (see Liquidity and Capital Resources below).

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales
Americas	$58.4	$80.7	$132.8	$161.6
EMEA	34.8	59.1	81.0	117.2
Asia Pacific	40.0	48.7	78.1	98.8
Total	$133.2	$188.5	$291.9	$377.6
Operating earnings as a percentage of net sales	28%	34%	30%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(27)%	0%	(1)%	(28)%	(17)%	0%	(1)%	(18)%
EMEA	(40)%	0%	(1)%	(41)%	(29)%	0%	(2)%	(31)%
Asia Pacific	(16)%	0%	(2)%	(18)%	(19)%	0%	(2)%	(21)%
Segment Total	(28)%	0%	(1)%	(29)%	(22)%	0%	(1)%	(23)%

Industrial segment sales for the quarter and year to date declined in all regions with worldwide government actions that severely reduced economic activity in major geographies. While gross margin rates in this segment remained relatively strong, decreases in operating expenses did not keep pace with the drop in sales volume, driving operating earnings as a percentage of sales down compared to last year.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales
Americas	$45.9	$55.1	$101.0	$112.2
EMEA	13.2	14.3	29.0	30.1
Asia Pacific	18.6	15.7	33.8	29.7
Total	$77.7	$85.1	$163.8	$172.0
Operating earnings as a percentage of net sales	15%	22%	18%	22%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(20)%	4%	0%	(16)%	(13)%	3%	0%	(10)%
EMEA	(17)%	11%	(2)%	(8)%	(11)%	9%	(2)%	(4)%
Asia Pacific	1%	20%	(3)%	18%	(1)%	18%	(3)%	14%
Segment Total	(16)%	8%	(1)%	(9)%	(11)%	7%	(1)%	(5)%

Acquired operations in the Process segment contributed sales of $7 million for the quarter and $12 million for the year to date. Lower volume, higher product costs, unfavorable channel and product mix, and lower operating margins of acquired operations combined to decrease operating earnings as a percentage of sales for both the quarter and the year to date.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Sales
Americas	$123.3	$118.0	$218.6	$211.9
EMEA	23.0	27.7	48.8	53.3
Asia Pacific	9.5	9.1	17.2	18.4
Total	$155.8	$154.8	$284.6	$283.6
Operating earnings as a percentage of net sales	26%	26%	24%	23%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	(1)%	4%	3%	0%	0%	3%
EMEA	(15)%	0%	(2)%	(17)%	(6)%	0%	(2)%	(8)%
Asia Pacific	9%	0%	(4)%	5%	(3)%	0%	(4)%	(7)%
Segment Total	1%	0%	0%	1%	1%	0%	(1)%	0%

Contractor segment sales increased by 1 percent at consistent currency translation rates for both the quarter and the year to date. Favorable response to new product offerings and continued stability in construction markets in the Americas drove the increase. Operating margin rate was steady for the quarter and increased by 1 percentage point for the year to date, as the favorable effects of strong realized pricing and expense leverage offset unfavorable effects of product and channel mix and higher factory spending.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $143 million in the first half of 2020, down $21 million from the comparable period of 2019. The decrease was driven by lower sales and net earnings. Purchases of Company common stock totaling $102 million in 2020 were partially offset by net proceeds from shares issued totaling $40 million. Other significant uses of cash included dividend payments of $58 million, property, plant and equipment additions of $33 million and business acquisitions of $27 million. The Company may make additional opportunistic share purchases going forward.

In March 2020, the Company borrowed $250 million under its $500 million revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from the advance are available to be used for working capital, general corporate or other purposes.
Significant uses of cash in 2019 included cash dividends of $53 million, property, plant and equipment additions of $70 million and business acquisitions of $6 million. Proceeds from shares issued in the first half of 2019 totaled $33 million, partially offset by $2 million of payments for shares repurchased in 2018 and settled in 2019.

At June 26, 2020, the Company had various lines of credit totaling $595 million, of which $326 million was unused. In addition to its lines of credit, under the terms of a master note agreement with a sole lender expiring in January 2023, the Company may issue up to $200 million of senior notes. Interest on the notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from date of issuance.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2020, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements.

Outlook

While weak economic conditions affected our business in the second quarter, we remain committed to our long-term strategy. Our initiatives for 2021 and beyond have continued as usual. We will use this difficult period to strengthen our competitive position, expand our product offering, build our global channel and enter new market spaces. These initiatives may put pressure on our short-term financial results, but will position us to capitalize when market conditions normalize. We also recognize that the timing and shape of a recovery is highly uncertain. We will remain agile and have contingency plans in place to appropriately respond to conditions as they unfold.

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

Coronavirus Disease 2019 (COVID-19) - The COVID-19 pandemic, the governmental responses to the pandemic, and the resulting decline in global economic activity have adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures. While there has been a loosening of some of these measures in certain areas, the ongoing pandemic and outbreaks of COVID-19 in various areas has resulted in, and may continue to result in, reinstating these measures or implementing new or additional measures in certain areas.

We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe. We have remained operational during the pandemic, and we intend to continue providing our products and services to our customers. However, the COVID-19 pandemic and related governmental and business responses have had, and will likely continue to have, an adverse effect on our operations, supply chains, distribution channels, and end-user customers. For example, as a result of the pandemic and various governmental orders, a significant number of our employees are working from home, and we substantially altered our manufacturing operations to allow for appropriate social distancing and hygiene, which could lead to decreased efficiency and productivity in our workforce and our operations. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production due to the pandemic, and we are utilizing alternative supply arrangements where appropriate or necessary, which may lead to increased costs, delays, and difficulties sourcing certain products. Similarly, we have experienced isolated instances of distributors reducing or closing their operations, impacting the ability of some of our end-user customers to procure our products through our traditional distribution channels. Some of our end-user customers are deferring capital equipment purchases and have eliminated in-person sales meetings. In addition, trade shows, industry events and product demonstrations have been cancelled and are continuing to be cancelled or postponed. As a result, our selling activities and our ability to convert those activities into actual sales have been and will continue to be adversely impacted. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources and focus.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus; the duration and scope of the pandemic; whether there is a second wave of the pandemic; whether there are increases or spikes in COVID-19 cases in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facilities and other critical functions, particularly if a significant number of employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to sell our products and services and provide product support, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs under our self-insurance programs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors and end-user customers to pay for our products and services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic recession that has occurred and any economic recession that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in our 2019 Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Mar 28,2020 - Apr 24, 2020	261,467	$46.33	—	18,517,834
Apr 25, 2020 - May 22, 2020	—	$—	—	18,517,834
May 23, 2020 - Jun 26, 2020	—	$—	—	18,517,834

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1
Amendment No. 5 dated as of April 17, 2020 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 27, 2020.)

10.2
Fifth Amendment to Credit Agreement dated as of April 17, 2020, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 27, 2020.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 22, 2020.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 22, 2020	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2020	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 22, 2020	By:	/s/ Caroline M. Chambers
Caroline M. Chambers
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)