Form 10-Q
period 2020-09-25
GRACO INC
filed 2020-10-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2020

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

167,541,097 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 14, 2020.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales	$439,316	$400,555	$1,179,775	$1,233,753
Cost of products sold	210,363	193,176	569,662	583,378
Gross Profit	228,953	207,379	610,113	650,375
Product development	17,715	16,723	52,744	50,616
Selling, marketing and distribution	54,009	55,538	160,228	176,796
General and administrative	31,957	31,719	102,322	102,676
Impairment	267	—	35,229	—
Operating Earnings	125,005	103,399	259,590	320,287
Interest expense	2,964	3,618	8,708	10,584
Other expense (income), net	1,025	2,972	5,738	4,360
Earnings Before Income Taxes	121,016	96,809	245,144	305,343
Income taxes	6,901	12,677	29,379	46,325
Net Earnings	$114,115	$84,132	$215,765	$259,018
Net Earnings per Common Share
Basic	$0.68	$0.50	$1.29	$1.56
Diluted	$0.66	$0.49	$1.26	$1.51
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Earnings	$114,115	$84,132	$215,765	$259,018
Components of other comprehensive income (loss)
Cumulative translation adjustment	30,966	(6,396)	33,045	(3,995)
Pension and postretirement medical liability adjustment	2,313	2,268	7,508	6,305
Income taxes - pension and postretirement medical liability adjustment	(512)	(505)	(1,681)	(1,398)
Other comprehensive income (loss)	32,767	(4,633)	38,872	912
Comprehensive Income	$146,882	$79,499	$254,637	$259,930
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 25, 2020	December 27, 2019
ASSETS
Current Assets
Cash and cash equivalents	$424,674	$220,973
Accounts receivable, less allowances of $4,800 and $5,300	314,996	267,345
Inventories	283,713	273,233
Other current assets	37,806	29,917
Total current assets	1,061,189	791,468
Property, Plant and Equipment, net	332,268	325,546
Goodwill	342,340	307,663
Other Intangible Assets, net	160,660	162,623
Operating Lease Assets	28,191	29,891
Deferred Income Taxes	35,339	39,327
Other Assets	34,008	35,692
Total Assets	$1,993,995	$1,692,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$44,039	$7,732
Trade accounts payable	55,463	54,117
Salaries and incentives	42,321	51,301
Dividends payable	29,350	29,235
Other current liabilities	155,280	142,937
Total current liabilities	326,453	285,322
Long-term Debt	275,000	164,298
Retirement Benefits and Deferred Compensation	186,581	182,707
Operating Lease Liabilities	21,265	24,176
Deferred Income Taxes	10,159	10,776
Other Non-current Liabilities	8,600	—
Shareholders’ Equity
Common stock	167,444	167,287
Additional paid-in-capital	644,199	578,440
Retained earnings	485,209	448,991
Accumulated other comprehensive income (loss)	(130,915)	(169,787)
Total shareholders’ equity	1,165,937	1,024,931
Total Liabilities and Shareholders’ Equity	$1,993,995	$1,692,210
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 25, 2020	September 27, 2019
Cash Flows From Operating Activities
Net Earnings	$215,765	$259,018
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	40,714	36,401
Deferred income taxes	(653)	(6,067)
Share-based compensation	21,434	23,186
Impairment	35,229	—
Change in
Accounts receivable	(48,733)	(2,906)
Inventories	(13,506)	(5,052)
Trade accounts payable	6,547	(776)
Salaries and incentives	(10,493)	(15,422)
Retirement benefits and deferred compensation	9,734	10,206
Other accrued liabilities	4,868	198
Other	1,813	695
Net cash provided by operating activities	262,719	299,481
Cash Flows From Investing Activities
Property, plant and equipment additions	(45,756)	(102,496)
Acquisition of businesses, net of cash acquired	(27,557)	(19,216)
Other	(70)	(961)
Net cash provided by (used in) investing activities	(73,383)	(122,673)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	21,506	(6,240)
Borrowings on long-term lines of credit	250,000	106,454
Payments on long-term debt and lines of credit	(125,000)	(179,270)
Common stock issued	57,949	36,244
Common stock repurchased	(102,143)	(5,121)
Taxes paid related to net share settlement of equity awards	(1,797)	(1,268)
Cash dividends paid	(87,665)	(79,762)
Net cash provided by (used in) financing activities	12,850	(128,963)
Effect of exchange rate changes on cash	1,515	(2,657)
Net increase (decrease) in cash and cash equivalents	203,701	45,188
Cash and Cash Equivalents
Beginning of year	220,973	132,118
End of period	$424,674	$177,306
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended September 25, 2020
Balance, June 26, 2020	$166,693	$623,803	$400,154	$(163,682)	$1,026,968
Shares issued	751	14,981	—	—	15,732
Shares repurchased	—	—	—	—	—
Stock compensation cost	—	5,415	—	—	5,415
Net earnings	—	—	114,115	—	114,115
Dividends declared ($0.175 per share)	—	—	(29,060)	—	(29,060)
Other comprehensive income (loss)	—	—	—	32,767	32,767
Balance, September 25, 2020	$167,444	$644,199	$485,209	$(130,915)	$1,165,937

Nine Months Ended September 25, 2020
Balance, December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	2,484	54,399	—	—	56,883
Shares repurchased	(2,327)	(8,047)	(91,769)	—	(102,143)
Stock compensation cost	—	19,407	—	—	19,407
Net earnings	—	—	215,765	—	215,765
Dividends declared ($0.525 per share)	—	—	(87,778)	—	(87,778)
Other comprehensive income (loss)	—	—	—	38,872	38,872
Balance, September 25, 2020	$167,444	$644,199	$485,209	$(130,915)	$1,165,937

Three Months Ended September 27, 2019
Balance, June 28, 2019	$166,792	556,170	342,308	$(139,312)	$925,958
Shares issued	126	2,163	—	—	2,289
Shares repurchased	(60)	(186)	(2,437)	—	(2,683)
Stock compensation cost	—	5,419	—	—	5,419
Net earnings	—	—	84,132	—	84,132
Dividends declared ($0.160 per share)	—	—	(26,686)	—	(26,686)
Other comprehensive income (loss)	—	—	—	(4,633)	(4,633)
Balance, September 27, 2019	$166,858	563,566	397,317	$(143,945)	$983,796

Nine Months Ended September 27, 2019
Balance, December 28, 2018	$165,171	$510,825	$220,734	$(144,857)	$751,873
Shares issued	1,747	33,227	—	—	34,974
Shares repurchased	(60)	(186)	(2,437)	—	(2,683)
Stock compensation cost	—	19,700	—	—	19,700
Net earnings	—	—	259,018	—	259,018
Dividends declared ($0.480 per share)	—	—	(79,998)	—	(79,998)
Other comprehensive income (loss)	—	—	—	912	912
Balance, September 27, 2019	$166,858	$563,566	$397,317	$(143,945)	$983,796
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of September 25, 2020 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 25, 2020 and September 27, 2019, and cash flows for the nine months ended September 25, 2020 and September 27, 2019 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 25, 2020, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales
Industrial	$172,805	$175,016	$464,776	$552,623
Process	78,773	84,090	242,610	256,048
Contractor	187,738	141,449	472,389	425,082
Total	$439,316	$400,555	$1,179,775	$1,233,753
Operating Earnings
Industrial	$60,776	$57,023	$148,010	$186,654
Process	16,187	18,194	45,970	56,586
Contractor	54,841	34,005	124,580	100,598
Unallocated corporate (expense)	(6,532)	(5,823)	(23,741)	(23,551)
Impairment	(267)	—	(35,229)	—
Total	$125,005	$103,399	$259,590	$320,287

Assets by segment were as follows (in thousands):

	September 25, 2020	December 27, 2019
Industrial	$622,294	$615,486
Process	398,770	387,216
Contractor	433,627	368,832
Unallocated corporate	539,304	320,676
Total	$1,993,995	$1,692,210

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales (based on customer location)
United States	$247,197	$214,468	$651,229	$638,918
Other countries	192,119	186,087	528,546	594,835
Total	$439,316	$400,555	$1,179,775	$1,233,753

	September 25, 2020	December 27, 2019
Long-lived Assets
United States	$283,363	$268,864
Other countries	48,905	56,682
Total	$332,268	$325,546

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net earnings available to common shareholders	$114,115	$84,132	$215,765	$259,018
Weighted average shares outstanding for basic earnings per share	167,102	166,848	167,248	166,383
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,551	4,929	4,367	5,178
Weighted average shares outstanding for diluted earnings per share	171,653	171,777	171,615	171,561
Basic earnings per share	$0.68	$0.50	$1.29	$1.56
Diluted earnings per share	$0.66	$0.49	$1.26	$1.51

Stock options to purchase 1,281,000 and 802,000 shares were not included in the September 25, 2020 and September 27, 2019 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2019	12,112	$28.91	8,231	$23.75
Granted	1,399	55.26
Exercised	(2,117)	19.87
Canceled	(43)	43.69
Outstanding, September 25, 2020	11,351	$33.79	7,677	$27.20

The Company recognized year-to-date share-based compensation of $21.4 million in 2020 and $23.2 million in 2019. As of September 25, 2020, there was $10.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 25, 2020	September 27, 2019
Expected life in years	7.5	7.5
Interest rate	1.5%	2.6%
Volatility	22.0%	24.6%
Dividend yield	1.3%	1.4%
Weighted average fair value per share	$12.18	$12.26

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

	Nine Months Ended
	September 25, 2020	September 27, 2019
Expected life in years	1.0	1.0
Interest rate	1.5%	2.6%
Volatility	21.9%	22.7%
Dividend yield	1.4%	1.4%
Weighted average fair value per share	$11.55	$11.36

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Pension Benefits
Service cost	$2,392	$2,161	$7,007	$5,805
Interest cost	3,351	3,711	9,985	11,021
Expected return on assets	(4,706)	(4,289)	(14,107)	(12,864)
Amortization and other	2,777	3,095	8,015	6,912
Net periodic benefit cost	$3,814	$4,678	$10,900	$10,874
Postretirement Medical
Service cost	$152	$136	$457	$409
Interest cost	254	291	762	872
Amortization	183	68	550	205
Net periodic benefit cost	$589	$495	$1,769	$1,486

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 25, 2020
Balance, June 26, 2020	$(109,695)	$(53,987)	$(163,682)
Other comprehensive income (loss) before reclassifications	—	30,966	30,966
Reclassified to pension cost and deferred tax	1,801	—	1,801
Balance, September 25, 2020	$(107,894)	$(23,021)	$(130,915)

Nine Months Ended September 25, 2020
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	—	33,045	33,045
Reclassified to pension cost and deferred tax	5,827	—	5,827
Balance, September 25, 2020	$(107,894)	$(23,021)	$(130,915)

Three Months Ended September 27, 2019
Balance, June 28, 2019	$(83,745)	$(55,567)	$(139,312)
Other comprehensive income (loss) before reclassifications	—	(6,396)	(6,396)
Reclassified to pension cost and deferred tax	1,763	—	1,763
Balance, September 27, 2019	$(81,982)	$(61,963)	$(143,945)

Nine Months Ended September 27, 2019
Balance, December 28, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	—	(3,995)	(3,995)
Reclassified to pension cost and deferred tax	4,907	—	4,907
Balance, September 27, 2019	$(81,982)	$(61,963)	$(143,945)

In connection with the Company's sale of its U.K.-based valve business (“Alco”) in July of 2020, $24 million of unrealized foreign currency translation losses recorded in accumulated other comprehensive income were reclassified to net earnings for the three and nine months ended September 25, 2020. A loss reserve liability of $24 million related to the unrealized foreign currency losses was previously recognized in the second quarter of 2020 with the impairment of Alco. This reserve liability was eliminated upon sale and offsets the impact of the foreign currency translation reclassification on net earnings.

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Inventories

Major components of inventories were as follows (in thousands):

	September 25, 2020	December 27, 2019
Finished products and components	$135,281	$132,128
Products and components in various stages of completion	84,588	86,957
Raw materials and purchased components	127,151	117,026
Subtotal	347,020	336,111
Reduction to LIFO cost	(63,307)	(62,878)
Total	$283,713	$273,233

8.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 25, 2020
Cost	$186,073	$25,313	$1,000	$61,920	$274,306
Accumulated amortization	(90,280)	(12,380)	(358)	—	(103,018)
Foreign currency translation	(8,349)	(707)	—	(1,572)	(10,628)
Book value	$87,444	$12,226	$642	$60,348	$160,660
Weighted average life in years	13	10	4	N/A

As of December 27, 2019
Cost	$186,310	$20,413	$1,020	$61,920	$269,663
Accumulated amortization	(80,764)	(10,526)	(650)	—	(91,940)
Foreign currency translation	(10,412)	(885)	(73)	(3,730)	(15,100)
Book value	$95,134	$9,002	$297	$58,190	$162,623
Weighted average life in years	13	10	4	N/A

Amortization of intangibles for the quarter was $4.2 million in 2020 and $3.9 million in 2019 and for the year to date was $12.5 million in 2020 and $11.6 million in 2019. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Estimated Amortization Expense	$16,868	$16,854	$16,765	$15,809	$14,267	$32,211

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 27, 2019	$177,112	$110,997	$19,554	$307,663
Additions, adjustments from business acquisitions	—	29,657	—	29,657
Foreign currency translation	5,253	(233)	—	5,020
Balance, September 25, 2020	$182,365	$140,421	$19,554	$342,340

9.Other Current Liabilities
Components of other current liabilities were (in thousands):

	September 25, 2020	December 27, 2019
Accrued self-insurance retentions	$7,578	$7,570
Accrued warranty and service liabilities	12,571	12,785
Accrued trade promotions	9,261	8,390
Payable for employee stock purchases	10,361	13,722
Customer advances and deferred revenue	52,206	33,138
Income taxes payable	6,331	8,706
Right of return refund liability	15,112	13,791
Operating lease liability, current	9,165	7,690
Other	32,695	37,145
Total	$155,280	$142,937

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 27, 2019	$12,785
Assumed in business acquisition	155
Charged to expense	5,495
Margin on parts sales reversed	2,000
Reductions for claims settled	(7,864)
Balance, September 25, 2020	$12,571

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $52.2 million as of September 25, 2020 and $33.1 million as of December 27, 2019. Net sales for the year to date included $25.9 million in 2020 and $34.9 million in 2019 that related to deferred revenue as of the beginning of each period.

10.Debt

On January 29, 2020, the Company entered into a master note agreement with a sole lender that expires on January 29, 2023. The note agreement sets forth certain terms on which the Company may issue, and affiliates of the lender may purchase, up to $200 million of the Company’s senior notes. Interest on the senior notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from issuance. Under terms of the note agreement, the Company is required to maintain certain financial ratios as to cash flow leverage and interest coverage similar to the requirements of its other debt agreements. There were no senior notes issued under the note agreement as of September 25, 2020.
In March 2020, the Company borrowed $250 million under its $500 million revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from the advance are available to be used for working capital, general corporate or other purposes. In August 2020, the Company made a payment of $125 million against the revolving credit facility.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 25, 2020	December 27, 2019
Assets
Cash surrender value of life insurance	2	$17,273	$17,702
Forward exchange contracts	2	388	—
Total assets at fair value		$17,661	$17,702
Liabilities
Contingent consideration	3	$9,128	$9,072
Deferred compensation	2	4,855	4,719
Forward exchange contracts	2	—	87
Total liabilities at fair value		$13,983	$13,878

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

Long-term notes payable with fixed interest rates had a carrying amount of $150 million and estimated fair value of $165 million as of both September 25, 2020 and December 27, 2019. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

Accounts Receivable

Accounts receivable includes trade receivables of $299 million and other receivables of $15 million as of September 25, 2020 and $256 million and $11 million, respectively, as of December 27, 2019.

Allowance for Credit Losses

Following is a summary of activity in the allowance for credit losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Balance, beginning	$5,159	$4,315	$4,828	$4,771
Additions (reversals) charged to costs and expenses	(293)	209	338	431
Deductions from reserves (1)	(956)	(109)	(1,247)	(799)
Other additions (deductions) (2)	115	(64)	106	(52)
Balance, ending	$4,025	$4,351	$4,025	$4,351

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 25, 2020	Sep 27, 2019	% Change	Sep 25, 2020	Sep 27, 2019	% Change
Net Sales	$439.3	$400.6	10%	$1,179.8	$1,233.8	(4)%
Operating Earnings	125.0	103.4	21%	259.6	320.3	(19)%
Net Earnings	114.1	84.1	36%	215.8	259.0	(17)%
Net Earnings, adjusted (1)	101.8	77.4	32%	229.2	243.4	(6)%
Diluted Net Earnings per Common Share	$0.66	$0.49	35%	$1.26	$1.51	(17)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.59	$0.45	31%	$1.34	$1.42	(6)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Double-digit sales growth in the Contractor segment offset declines in other segments for the quarter. Sales declined in other segments for the year to date, although the rate of decline slowed in the third quarter. Changes in currency translation rates increased worldwide sales by approximately $4 million for the quarter and decreased sales by approximately $5 million year to date. Sales from acquired operations contributed approximately $4 million (1 percentage point) to the third quarter and $16 million (1 percentage point) year to date.
Gross margin rates for the quarter were up slightly from the comparable period last year as price realization and lower product costs offset the impacts of product and channel mix. Total operating expenses for the quarter were comparable to the prior year.

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

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Operating earnings, as reported	$125.0	$103.4	$259.6	$320.3
Impairment	0.3	—	35.2	—
Operating earnings, adjusted	$125.3	$103.4	$294.8	$320.3

Earnings before income taxes, as reported	$121.0	$96.8	$245.1	$305.3
Impairment	0.3	—	35.2	—
Earnings before income taxes, adjusted	$121.3	$96.8	$280.3	$305.3

Income taxes, as reported	$6.9	$12.7	$29.4	$46.3
Impairment tax benefit	—	—	1.2	—
Excess tax benefit from option exercises	4.6	0.7	12.6	8.1
Other non-recurring tax benefit	8.0	6.0	8.0	7.5
Income taxes, adjusted	$19.5	$19.4	$51.2	$61.9

Effective income tax rate
As reported	5.7%	13.1%	12.0%	15.2%
Adjusted	16.1%	20.0%	18.3%	20.3%

Net Earnings, as reported	$114.1	$84.1	$215.8	$259.0
Impairment, net	0.3	—	34.0	—
Excess tax benefit from option exercises	(4.6)	(0.7)	(12.6)	(8.1)
Other non-recurring tax benefit	(8.0)	(6.0)	(8.0)	(7.5)
Net Earnings, adjusted	$101.8	$77.4	$229.2	$243.4

Weighted Average Diluted Shares	171.7	171.8	171.6	171.6
Diluted Earnings per Share
As reported	$0.66	$0.49	$1.26	$1.51
Adjusted	$0.59	$0.45	$1.34	$1.42

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	47.9	48.2	48.3	47.3
Gross Profit	52.1	51.8	51.7	52.7
Product development	4.0	4.3	4.5	4.1
Selling, marketing and distribution	12.3	13.9	13.7	14.3
General and administrative	7.3	7.9	8.7	8.3
Impairment	0.1	—	3.0	—
Operating Earnings	28.5	25.8	22.0	26.0
Interest expense	0.7	0.9	0.7	0.9
Other expense (income), net	0.2	0.7	0.5	0.4
Earnings Before Income Taxes	27.5	24.2	20.8	24.7
Income taxes	1.6	3.2	2.6	3.8
Net Earnings	26.0%	21.0%	18.3%	21.0%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Americas(1)	$277.1	$243.0	$729.6	$728.9
EMEA(2)	93.0	94.0	251.9	294.5
Asia Pacific	69.2	63.6	198.3	210.4
Consolidated	$439.3	$400.6	$1,179.8	$1,233.8
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	13%	1%	0%	14%	0%	1%	(1)%	0%
EMEA	(5)%	0%	4%	(1)%	(15)%	1%	0%	(14)%
Asia Pacific	5%	2%	2%	9%	(8)%	3%	(1)%	(6)%
Consolidated	8%	1%	1%	10%	(5)%	1%	0%	(4)%

Gross Profit

The third quarter gross margin rate was up slightly from the comparable period last year as price realization, lower product costs and favorable currency translation offset the impacts of product and channel mix. For the year to date, the gross margin rate declined by 1 percentage point. Price realization was not enough to offset the impacts of unfavorable product and channel mix (lower high-margin Industrial segment sales combined with growth in lower-margin Contractor segment sales).

Operating Expenses

Operating expenses for the quarter and year to date included $0.3 million and $35 million, respectively, of non-cash impairment charges related to the third quarter sale of the Company's U.K.-based valve business (“Alco”). The impact of the impairment on net earnings for the year to date was $34 million or $0.20 per diluted share. Total operating expenses for the quarter were comparable to the prior year period and down $15 million (4 percent) year to date. Reductions in volume and earnings-based expenses offset increases in product development spending for the quarter and more than offset increases in product development spending for the year to date.

Other Expense

Other non-operating expenses decreased $2 million for the quarter and increased $1 million year to date mostly due to market valuation fluctuations on investments held to fund certain retirement benefits liabilities.
Income Taxes

The effective income tax rate for the quarter was 6 percent, down 7 percentage points from the comparable period last year, primarily due to additional foreign tax benefits and an increase in excess tax benefits related to stock option exercises. The effective income tax rate for the year to date was 12 percent, down 3 percentage points from the comparable period last year. The year to date decrease was due primarily to additional foreign tax benefits and excess tax benefits related to stock option exercises partially offset by non-deductible impairment charges.
Economic Uncertainty
The ongoing COVID-19 pandemic and related governmental and business responses continue to have an adverse effect on our operations, supply chains, distribution channels, and end-user customers. Incoming order rates for our Industrial and Process segments have not recovered to pre-pandemic levels. While our Contractor segment has seen growth in order rates, there is uncertainty with respect to the duration and level at which the activity will continue.

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

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales
Americas	$76.1	$77.6	$209.0	$239.2
EMEA	52.7	55.3	133.7	172.5
Asia Pacific	44.0	42.1	122.1	140.9
Total	$172.8	$175.0	$464.8	$552.6
Operating earnings as a percentage of net sales	35%	33%	32%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	0%	(1)%	(2)%	(12)%	0%	(1)%	(13)%
EMEA	(9)%	0%	4%	(5)%	(22)%	0%	0%	(22)%
Asia Pacific	3%	0%	1%	4%	(12)%	0%	(1)%	(13)%
Segment Total	(3)%	0%	2%	(1)%	(15)%	0%	(1)%	(16)%

Industrial segment sales declined for the quarter and year to date as most geographies continued to be impacted by government actions that reduced economic activity. Operating earnings as a percentage of sales increased 2 percentage points for the quarter driven by price realization, lower product costs and operating expense leverage. While gross margin rates in this segment remained relatively strong year to date, decreases in operating expenses did not keep pace with the drop in sales volume, driving operating earnings as a percentage of sales down 2 percentage points.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales
Americas	$52.2	$55.2	$153.2	$167.5
EMEA	11.5	15.4	40.5	45.5
Asia Pacific	15.1	13.5	48.9	43.1
Total	$78.8	$84.1	$242.6	$256.1
Operating earnings as a percentage of net sales	21%	22%	19%	22%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(10)%	4%	0%	(6)%	(12)%	4%	(1)%	(9)%
EMEA	(29)%	2%	2%	(25)%	(18)%	7%	0%	(11)%
Asia Pacific	2%	9%	2%	13%	0%	15%	(1)%	14%
Segment Total	(12)%	5%	1%	(6)%	(11)%	6%	0%	(5)%

Sales from acquired operations in the Process segment were unable to offset volume declines in organic businesses. Operating earnings as a percentage of sales decreased 1 percentage point for the quarter and 3 percentage points year to date driven by lower volume and unfavorable product and channel mix, partially offset by the impact of divested operations.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Sales
Americas	$148.7	$110.2	$367.4	$322.2
EMEA	28.9	23.3	77.7	76.5
Asia Pacific	10.1	8.0	27.3	26.4
Total	$187.7	$141.5	$472.4	$425.1
Operating earnings as a percentage of net sales	29%	24%	26%	24%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	35%	0%	0%	35%	14%	0%	0%	14%
EMEA	19%	0%	5%	24%	2%	0%	(1)%	1%
Asia Pacific	24%	0%	2%	26%	6%	0%	(3)%	3%
Segment Total	32%	0%	1%	33%	11%	0%	0%	11%

Contractor segment sales increased in all geographies for the quarter and year to date. Favorable response to new product offerings and continued strength in construction and home improvement markets drove the increase. Increased volume contributed to the increase in operating earnings as a percentage of sales for the quarter and year to date.

Liquidity and Capital Resources

Net cash provided by operating activities of $263 million decreased $36 million compared to the first nine months of last year. Changes in accounts receivable and inventories drove the decrease, and reflect growth in business activity of the Contractor segment in the third quarter of 2020. Purchases of Company common stock totaling $102 million in 2020 were partially offset by net proceeds from shares issued totaling $56 million. Other significant uses of cash included dividend payments of $88 million, property, plant and equipment additions of $46 million and business acquisitions of $28 million. The Company may make additional opportunistic share purchases going forward.

In March 2020, the Company borrowed $250 million under its $500 million revolving credit facility in order to increase its cash position and preserve financial flexibility. The proceeds from the advance are available to be used for working capital, general corporate or other purposes. In August 2020, the Company made a payment of $125 million against the revolving credit facility.

Significant uses of cash in 2019 included cash dividends of $80 million, property, plant and equipment additions of $102 million, prepayment of $75 million of private placement debt that was due in 2020, and business acquisitions totaling $19 million. Proceeds from shares issued in the first half of 2019 totaled $36 million, partially offset by $5 million of payments for shares repurchased.

At September 25, 2020, the Company had various lines of credit totaling $596 million, of which $429 million was unused. In addition to its lines of credit, under the terms of a master note agreement with a sole lender expiring in January 2023, the Company may issue up to $200 million of senior notes. Interest on the notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from date of issuance.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2020, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements.

Outlook

Weak global economic conditions continued to affect most of our business in the third quarter. We remain committed to our long-term strategy as our initiatives for 2021 and beyond have continued as usual. We will use this difficult period to strengthen our competitive position, expand our product offering, build our global channel and enter new market spaces. These initiatives may put pressure on our short-term financial results, but will position us to capitalize when market conditions normalize. We also recognize that the timing and shape of a recovery is highly uncertain. We will remain agile and have contingency plans in place to appropriately respond to conditions as they unfold.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus; the duration and scope of the pandemic; whether there are additional waves of the pandemic; whether there are continued increases or spikes in COVID-19 cases in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facilities and other critical functions, particularly if a significant number of employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to sell our products and services and provide product support, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs under our self-insurance programs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors and end-user customers to pay for our products and services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the economic recession that has occurred and any economic recession that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in our 2019 Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Jun 27,2020 - Jul 24, 2020	—	$—	—	18,517,834
Jul 25, 2020 - Aug 21, 2020	—	$—	—	18,517,834
Aug 22, 2020 - Sep 25, 2020	—	$—	—	18,517,834

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 21, 2020.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 21, 2020	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2020	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 21, 2020	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller
(Principal Accounting Officer)