Form 10-K
period 2020-12-25
GRACO INC
filed 2021-02-16
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 25, 2020, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the transition period from                      to                     .
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 164,223,420 shares of common stock held by non-affiliates of the registrant was $7,690,582,750 as of June 26, 2020.

168,767,073 shares of common stock were outstanding as of January 14, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2021, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

We also make targeted acquisitions to broaden our product offering, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. We completed business acquisitions in 2020, 2019 and 2018 that were not material to our consolidated financial statements.

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

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Sales in the Americas represent approximately 60 percent of our Company’s total sales. Sales in EMEA represent approximately 23 percent. Sales in Asia Pacific represent approximately 17 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

Outside of the U.S., our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Montevideo, Uruguay; reinforce our commitment to their regions.

During 2020, manufacturing capacity met business demand. Production requirements in the immediate future are expected to be met through existing facilities, planned facility expansions, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. In 2020, we completed a project to significantly expand our Contractor segment facility in Rogers, Minnesota. We are in the planning and design phases of additional projects to expand capacity in other manufacturing and distribution locations in 2021 and beyond. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Suzhou and Shanghai, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; Kamas, Utah; and Coventry, United Kingdom. The product development and engineering groups focus on new product design, product improvements, and new applications for existing products and technologies for their specific customer base. We continue to enhance our product capabilities with particular emphasis on automation and configurability, easier integration with end-user customer manufacturing and business systems, and increased focus on data and analytics. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $72 million in 2020, $68 million in 2019 and $63 million in 2018. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. Our Company will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 41 percent of our total sales in 2020. It includes the Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs.

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

Process Segment

The Process segment represented approximately 20 percent of our total sales in 2020. It includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semiconductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

Most Process segment equipment is sold worldwide through third-party distributors and original equipment manufacturers. Some products are sold directly to end users, particularly in the oil and natural gas and semiconductor industries.

Process

Our Process division makes pumps of various technologies that move chemicals, water, wastewater, petroleum, food and other fluids. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and natural gas, semiconductor, electronics, wastewater, mining and ceramics industries use these pumps. This division makes environmental monitoring and remediation equipment that is used to conduct ground water sampling and ground water remediation, and for landfill liquid and gas management.

Oil and Natural Gas

Our Oil and Natural Gas division makes high pressure and ultra-high pressure valves used in the oil and natural gas industry, other industrial processes and research facilities. Our high and ultra-high pressure valves are sold directly to end-user customers as well as through distribution worldwide. The division also has a line of chemical injection pumping solutions for precise injection of chemicals into producing oil wells and pipelines and is sold through third-party distributors. In 2020, we sold our U.K.-based valves business (Alco), reducing our exposure to oil and natural gas markets.

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

Contractor Segment

The Contractor segment represented approximately 39 percent of our total sales in 2020. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional painting contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors. This segment introduced airless and electrostatic disinfectant sprayers in 2020, which are compatible with chemicals used to treat surfaces against SARS-CoV-2, the novel coronavirus that causes the disease COVID-19.

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

In 2020, our raw material and purchased component availability was sufficient, although we saw isolated instances where supply was interrupted by impacts of the COVID-19 pandemic on our suppliers. Generally we are able to find alternative suppliers to source raw materials and components for our products if interruptions persist. Pressures from tariffs, mostly on metals and electronics, and increased material prices, particularly in aluminum, stainless steel, carbon steel bar stock, electronic controls, plastics and copper, increased production cost in 2020. Although pressures from tariffs continued in 2020, we worked with our supplier base on a variety of opportunities to lessen the effect.

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

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has several competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability, and these companies may offer competitive products at lower prices. We refresh our product line and continue development of our distribution channel to stay competitive. We also face competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. As this type of unfair competition grows or evolves, we may have to increase our intellectual property and unfair competition enforcement activities.

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 25, 2020.

Human Capital Resources

As of December 25, 2020, we employed approximately 3,700 persons. Of this total, approximately 1,400 were employees based outside of the U.S., and 1,400 were hourly factory workers in the U.S. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

The location of the majority of our manufacturing operations within the U.S. allows us to flex employee resources as needed to respond to changes in demand of our business. During 2020, we were able to temporarily reassign manufacturing employees to our Contractor segment from other segments to align with sales demand. Our manufacturing, product development, warehouse and administrative employees are generally located in the same or adjacent facilities, which we believe contributes to our culture of strong manufacturing, engineering and customer service capabilities.

Health, Wellness & Safety

The personal health and safety of each of our employees is of primary importance. The prevention of occupationally-induced injuries and illnesses is given precedence over operating productivity. Our Health, Wellness and Safety program is designed to increase employee engagement, reduce employee absenteeism due to illness or injury, provide healthier lifestyle choices by our employees, and reduce health risk factors for our employees.

During 2020, our experience with – and ongoing commitment to - workplace health and safety enabled us to remain operational during the COVID-19 pandemic while at the same time protecting the health and safety of our employees and workplace visitors. In response to the COVID-19 pandemic, we implemented enhanced safety and cleaning protocols, altered our manufacturing operations to allow for appropriate social distancing and hygiene, provided additional personal protective equipment to employees, provided paid time-off for employees directly impacted by COVID-19, implemented work-from-home arrangements for most office employees, and invested in modifications to factories, manufacturing cells and office space to create a safe work environment for our employees. We did not implement any workforce or pay reductions in response to the COVID-19 pandemic.

Total Rewards

Our reward programs connect all employees to the performance and success of the Company. As an employer of choice we offer pay, benefits and a work environment that attracts and retains high-performing talent. We believe that an effective compensation program must be at target of market as well as fair and equitable. Our compensation program is designed to attract and retain top talent, drive and reward performance and enhance our reputation. Our total reward program is comprised of various elements, including base pay, variable pay, equity-based compensation for all employees, and health, welfare and retirement benefits.

Talent

To achieve our strategic objectives, it is imperative that we attract, develop and retain qualified personnel. We seek to develop talent from within our organization and supplement our workforce with external hires as necessary. This approach has helped create among our employees an in-depth understanding of our business, products, competition and customers, while also adding new employee ideas and perspectives in support of our continuous improvement initiatives.

Our executive officers responsible for setting overall strategy average nearly 26 years of tenure with us. Tenure of all employees averages nearly 11 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

We are committed to maintaining a culture of trust that recognizes the dignity and uniqueness of the individual. We provide equal opportunities for professional growth and advancement based on performance, qualifications, demonstrated skill and achievements. All employees are encouraged, under a continuous improvement program with financial incentives, to submit ideas to improve profitability, quality, safety and environmental practices. New employee orientations and regular ethics training are required for all employees. We complete a biennial survey of our employees to assess our culture and make improvements as necessary.

Community

We have a long history of giving back to the communities where we live and work through the volunteer efforts of our employees and the giving efforts of the Graco Foundation. The Graco Foundation’s goal is to help organizations grow their ability to serve community needs through grants focused on capital projects, specific programs and technology needs. The Graco Foundation places emphasis on educational programs, especially STEM (science, technology, engineering and math) programs; human service programs promoting workforce development; and youth development programs. The Graco Foundation also supports several employee-based programs, including dollar-for-dollar gift matching, grants to support volunteerism, scholarships for children of employees, tutoring with a local middle school and an annual Paint-A-Thon that helps low-income seniors and people with permanent disabilities continue to live independently in their own homes.

Item 1A. Risk Factors

As a global manufacturer of systems and equipment designed to move, measure, control, dispense and spray fluid and powder materials, our business is subject to various risks and uncertainties. Below are risk factors that could materially and adversely affect our business, financial condition and results of operations.

COVID-19 Pandemic Risks

Coronavirus Disease 2019 (COVID-19) - The COVID-19 pandemic, the governmental responses to the pandemic, and the resulting decline in global economic activity have adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures. While there has been a loosening of some of these measures in certain areas, the ongoing pandemic and outbreaks of COVID-19 and variants of the disease in various areas has resulted in, and may continue to result in, reinstatement of these measures or implementation of new or additional measures in certain areas.

We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe. We have remained operational during the pandemic, and we intend to continue providing our products and services to our customers. However, the COVID-19 pandemic and related governmental and business responses have had, and will likely continue to have, an adverse effect on our operations, supply chains, distribution channels, and end-user customers. For example, as a result of the pandemic and various governmental orders, a significant number of our employees are working from home, and we substantially altered our manufacturing operations to allow for appropriate social distancing and hygiene, which could lead to decreased efficiency and productivity in our workforce and our operations. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production due to the pandemic, and we have utilized and may continue to utilize alternative supply arrangements where appropriate or necessary. This may lead to increased costs, delays, and difficulties sourcing certain products. Similarly, we have experienced isolated instances of distributors reducing or closing their operations, impacting the ability of some of our end-user customers to procure our products through our traditional distribution channels. Some of our end-user customers have deferred capital equipment purchases, and many have eliminated in-person sales meetings. In addition, trade shows, industry events and product demonstrations have been cancelled and are continuing to be cancelled, postponed or reformatted as virtual events. As a result, our selling activities and our ability to convert those activities into actual sales have been and will continue to be adversely impacted. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy and resources.

The extent to which the continuing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus and new variants of the virus; the duration and scope of the pandemic; the efficacy, distribution and adoption rate of vaccines; whether there are additional waves of the pandemic; whether there are continued increases or spikes in COVID-19 cases in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facilities and other critical functions, particularly if a significant number of employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to sell our products and services and provide product support, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee or Company healthcare costs under our self-insurance programs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors and end-user customers to pay for our products and services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of ongoing or new economic recession that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in this report, any of which could have a material and adverse effect on our business, results of operations and financial condition.

Economic, Financial and Political Risks

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

Pension Plans – Declines in interest rates, asset values and investment returns could significantly increase our pension costs and required pension contributions.

The Company sponsors two qualified defined benefit pension plans for certain employees and retirees of the Company. The pension plans are funded with trust assets invested in a diversified portfolio of equity, fixed income and other investments. Declines in interest rates, the market value of plan assets, and investment returns could significantly increase our net periodic pension costs and our future pension contribution requirements and adversely affect our results of operations and financial condition.

Strategic Risks

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

Operational Risks

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

In 2020, approximately 46 percent of our sales were generated by customers located outside the United States. Operating and selling outside of the United States exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Catastrophic Events - Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

The loss of, or substantial damage to, one of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture product, fulfill customer orders and provide our employees with work. Flooding, tornadoes, hurricanes, unusually heavy precipitation or other severe weather events, earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest or outbreaks, epidemics or pandemics of infectious diseases (such as the aforementioned COVID-19 pandemic) could adversely impact our operations.

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

Legal, Regulatory and Compliance Risks

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

As our Company grows, we are at an increased risk of being a target in matters related to the assertion of claims and demands, litigation, administrative proceedings and regulatory reviews. We may also need to pursue claims or litigation to protect our interests. The cost of pursuing, defending and insuring against such matters is increasing, particularly in the U.S. Such costs may adversely affect our Company’s profitability. Further, due to adverse changes in costs to insure against such matters, we have increased our self-insured retention and deductibles and procured lower coverage limits under certain policies, which may increase our risk exposure for certain types of claims and adversely affect our profitability if we are ultimately held responsible for such claims. Our businesses expose us to potential toxic tort, product liability, commercial and employment claims. Successful claims against the Company and settlements may adversely affect our results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 16, 2021, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate, Industrial and Process
Minneapolis, Minnesota, United States	Owned	42,000	Corporate office	All segments
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial and Process
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial and Process
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development	Process
Rogers, Minnesota, United States	Owned	782,000	Manufacturing, office and product development	Contractor
Rogers, Minnesota, United States	Leased	323,000	Distribution center and office	All segments
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Process
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing and office	Industrial and Contractor
Kamas, Utah, United States	Owned	74,000	Manufacturing, office and test laboratory	Process
Fremont, California, United States	Leased	27,000	Manufacturing, office, warehouse	Process
Pompano Beach, Florida, United States	Leased	109,000	Office, assembly and warehouse	Contractor
Europe
Maasmechelen, Belgium	Owned	210,000	EMEA headquarters, warehouse, assembly	All segments
Maasmechelen, Belgium	Leased	25,000	Office and assembly	All segments
Rödermark, Germany	Leased	41,000	Warehouse and office	Industrial
Sibiu, Romania	Leased	68,000	Manufacturing	Industrial

St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
St. Gallen, Switzerland	Leased	23,000	Manufacturing	Industrial
Verona, Italy	Owned	39,000	Warehouse and office	Industrial
Verona, Italy	Leased	53,000	Manufacturing and warehouse	Industrial
Coventry, United Kingdom	Owned	38,000	Office and assembly	Process
Asia Pacific
Derrimut, Australia	Leased	22,000	Warehouse	All segments
Gurgaon, India	Leased	18,000	Office	All segments
Yokohama, Japan	Leased	19,000	Office	All segments
Shanghai, P.R.C.	Leased	80,000	Asia Pacific headquarters	All segments
Shanghai, P.R.C.	Leased	27,000	Warehouse and office	Industrial
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office	All segments

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

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 16, 2021:

Patrick J. McHale, 59, became President and Chief Executive Officer in June 2007. He served as Vice President and General Manager, Lubrication Equipment Division from June 2003 to June 2007. He was Vice President, Manufacturing and Distribution Operations from April 2001 to June 2003. He served as Vice President, Contractor Equipment Division from February 2000 to April 2001. From September 1999 to February 2000, he was Vice President, Lubrication Equipment Division. Prior to September 1999, he held various manufacturing management positions in Minneapolis, Minnesota; Plymouth, Michigan; and Sioux Falls, South Dakota. Mr. McHale joined the Company in 1989.

David M. Ahlers, 62, became Executive Vice President, Human Resources and Corporate Communications in June 2018. From April 2010 to June 2018, he was Vice President, Human Resources and Corporate Communications. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital, from August 2003 to August 2008. He joined the Company in 2008.

Caroline M. Chambers, 56, became President, EMEA, and Executive Vice President, Information Systems in August 2020. From June 2018 to August 2020, she served as Executive Vice President, Corporate Controller and Information Systems. She also served as the Company's principal accounting officer from September 2007 to August 2020. She was Vice President, Corporate Controller and Information Systems from December 2013 to June 2018. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, Ms. Chambers was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Karen Park Gallivan, 64, became Executive Vice President, General Counsel and Corporate Secretary in June 2018. She was Vice President, General Counsel and Secretary from September 2005 to June 2018. She was Vice President, Human Resources from January 2003 to September 2005. Prior to joining Graco, she was Vice President of Human Resources and Communications at Syngenta Seeds, Inc. from January 1999 to January 2003. From 1988 through January 1999, she was General Counsel of Novartis Nutrition Corporation. Prior to joining Novartis, Ms. Gallivan was an attorney with the law firm of Rider, Bennett, Egan & Arundel, L.L.P. She joined the Company in 2003.

Dale D. Johnson, 66, became President, Worldwide Contractor Equipment Division in February 2017. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. He joined the Company in 1976.

Jeffrey P. Johnson, 61, became President, Electric Motor Division in April 2020. From December 2018 to April 2020, he was President, New Ventures. From June 2018 to December 2018, he was President, EMEA. He served as Vice President and General Manager, EMEA from January 2013 to June 2018. From February 2008 to December 2012, he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. He joined the Company in 2006.

David M. Lowe, 65, became President, Worldwide Process Division in April 2020. From June 2018 to April 2020, he was President, Worldwide Industrial Products Division. From April 2012 to June 2018, he was Executive Vice President, Industrial Products Division. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Bernard J. Moreau, 60, became President, South and Central America in June 2018. He was Vice President and General Manager, South and Central America from January 2013 to June 2018. From November 2003 to December 2012, he was Sales and Marketing Director, EMEA, Industrial/Automotive Equipment Division. From January 1997 to October 2003, he was Sales Manager, Middle East, Africa and East Europe. Prior to 1997, he worked in various Graco sales engineering and sales management positions, mainly to support Middle East, Africa and southern Europe territories. Mr. Moreau joined the Company in 1985.

Peter J. O’Shea, 56, became President, Worldwide Industrial Products Division in April 2020. From June 2018 to April 2020, he was President, Worldwide Lubrication Equipment Division. He was Vice President and General Manager, Lubrication Equipment Division from January 2016 to June 2018. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Christian E. Rothe, 47, became President, Worldwide Applied Fluid Technologies Division in June 2018. He was Chief Financial Officer and Treasurer from September 2015 to June 2018. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc. as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Kathryn L. Schoenrock, 43, became Executive Vice President, Corporate Controller and the Company’s principal accounting officer in August 2020. From December 2018 to August 2020, she served as Director of Corporate Finance. She served as Director of Financial Reporting from August 2012 to December 2018. Prior to joining Graco, Ms. Schoenrock served as a Senior Manager in the audit practice of Deloitte & Touche LLP from 2008 to 2012, and held various positions in the audit practice of Deloitte & Touche LLP from 2002 to 2008 and in the audit practice of Arthur Andersen LLP from 2000 to 2002. Ms. Schoenrock joined the Company in 2012.

Mark W. Sheahan, 56, became Chief Financial Officer and Treasurer in June 2018. He was Vice President and General Manager, Applied Fluid Technologies Division from February 2008 until June 2018. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan joined the Company in 1995.

Timothy R. White, 51, became President, White Knight and QED Environmental Systems in August 2020. From December 2018 to August 2020, he served as President, EMEA. From August 2015 to December 2018, he was President of Q.E.D. Environmental Systems, Inc., a Graco subsidiary. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from April 2012 to August 2015. From May 2011 to April 2012, he was North American Sales Manager, Applied Fluid Technologies Division. From January 2008 until April 2011, he was Operations Director, Contractor Equipment Division. Prior to January 2008, he held various manufacturing management positions. Mr. White joined the Company in 1992.

Angela F. Wordell, 49, became Executive Vice President, Operations, and President, Worldwide Oil & Natural Gas Division in April 2020. From December 2018 to April 2020, she was Executive Vice President, Operations. From April 2017 to December 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From March 2010 until January 2017, she was Operations Director, Industrial Products Division and China Factory. From February 2008 until March 2010, she was Operations Manager, Industrial Products Division. Prior to February 2008, she held various manufacturing management and engineering positions. Ms. Wordell joined the Company in 1993.

Brian J. Zumbolo, 51, became President, Asia Pacific in June 2018. From January 2016 to June 2018 he was Vice President and General Manager, Asia Pacific. From August 2007 to December 2015, he was Vice President and General Manager, Lubrication Equipment Division. He was Director of Sales and Marketing, Lubrication Equipment and Applied Fluid Technologies, Asia Pacific, from November 2006 through July 2007. From February 2005 to November 2006, he was Director of Sales and Marketing, High Performance Coatings and Foam, Applied Fluid Technologies Division. Mr. Zumbolo was Director of Sales and Marketing, Finishing Equipment from May 2004 to February 2005. Prior to May 2004, he held various marketing positions in the Industrial Equipment division. Mr. Zumbolo joined the Company in 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 14, 2021 the share price was $75.00 and there were 168,767,073 shares outstanding and 1,799 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 113,700 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2015, and all dividends were reinvested).

	2015	2016	2017	2018	2019	2020
Dow Jones U.S. Industrial Machinery	100	136	181	155	211	245
S&P 500	100	112	136	130	171	203
Graco Inc.	100	115	191	176	226	320

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 26, 2020 - Oct 24, 2020	—	$—	—	18,517,834
Oct 25, 2020 - Nov 21, 2020	—	$—	—	18,517,834
Nov 22, 2020 - Dec 25, 2020	—	$—	—	18,517,834

Item 6. Selected Financial Data

The following table includes historical financial data (in millions, except per share amounts):

	2020	2019	2018	2017	2016
Net sales	$1,650.1	$1,646.0	$1,653.3	$1,474.7	$1,329.3
Net earnings	330.5	343.9	341.1	252.4	40.7
Per common share(1)
Basic net earnings	$1.97	$2.06	$2.04	$1.50	$0.24
Diluted net earnings	1.92	2.00	1.97	1.45	0.24
Cash dividends declared	0.71	0.66	0.56	0.49	0.45
Total assets	$1,988.1	$1,692.2	$1,472.7	$1,390.6	$1,243.1
Long-term debt (including current portion)	150.0	164.3	266.4	226.0	305.7
(1) All per share data reflects the three-for-one stock split distributed on December 27, 2017.

Net earnings in 2020 included $34 million of after-tax loss from impairment charges related to the divestiture of the Company's U.K.-based valve business.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. Certain prior year disclosures have been revised to conform with current year reporting. The discussion is organized in the following sections:

•Overview
•Results of Operations
•Segment Results
•Financial Condition and Cash Flow
•Critical Accounting Estimates
•Recent Accounting Pronouncements

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

Economic Uncertainty

The ongoing COVID-19 pandemic and related governmental and business responses continue to have an adverse effect on our operations, supply chains, distribution channels, and end-user customers. While incoming order rates for our Industrial segment have recovered to pre-pandemic levels and our Contractor segment has seen growth in order rates, our Process segment incoming order rates have not recovered and uncertainty remains overall with respect to the near-term economic outlook.

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

As a result of the pandemic and various governmental orders, a significant number of our employees are working from home, and we altered our manufacturing operations to allow for appropriate social distancing, hygiene, cleaning and disinfecting. In our supply chain, we have experienced isolated instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, and we are utilizing alternative supply arrangements as needed. We have also experienced isolated instances of distributors reducing or closing their operations, impacting the ability of some of our end-user customers to procure our products through our traditional distribution channels. Some of our end-user customers have deferred capital equipment purchases, and many have eliminated in-person sales meetings. In addition, trade shows, industry events and product demonstrations have been cancelled or postponed. As a result, our selling activities and our ability to convert those activities into sales have been and we expect will continue to be adversely impacted. We will continue to manage our working capital, such as receivables and inventory, to align with customer needs and changes in demand for our products and services.

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

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2020	2019	2018
Net Sales	$1,650.1	$1,646.0	$1,653.3
Operating Earnings	391.7	424.5	436.4
Net Earnings	330.5	343.9	341.1
Diluted Net Earnings per Common Share	$1.92	$2.00	$1.97
Adjusted (non-GAAP)(1):
Net Earnings, adjusted	335.2	325.4	326.1
Diluted Net Earnings per Common Share, adjusted	$1.95	$1.90	$1.88
(1)     Excludes impacts of impairment, excess tax benefits from stock option exercises and certain non-recurring income tax provision adjustments. See adjusted financial results below for a reconciliation of the adjusted non-GAAP financial measures to GAAP.

Multiple events in the last three years caused significant fluctuations in financial results. Operating expenses for the year included $35 million of non-cash impairment charges related to the sale of the Company's U.K.-based valve business (Alco). The impact of the impairment on net earnings for the year was $34 million or $0.20 per diluted share. Excess tax benefits related to stock option exercises reduced income taxes by $21 million in 2020, and by $10 million in both 2019 and 2018. Other benefits from tax planning activities further reduced income taxes in 2020, 2019 and 2018. Excluding the impacts of those items presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2020	2019	2018
Operating earnings, as reported	$391.7	$424.5	$436.4
Impairment	35.2	—	—
Operating earnings, adjusted	$426.9	$424.5	$436.4

Earnings before income taxes, as reported	$374.7	$405.9	$410.8
Impairment	35.2	—	—
Earnings before income taxes, adjusted	$409.9	$405.9	$410.8

Income taxes, as reported	$44.2	$62.0	$69.7
Impairment tax benefit	1.2	—	—
Excess tax benefit from option exercises	21.3	10.4	10.0
Other non-recurring tax benefit	8.0	8.1	5.0
Income taxes, adjusted	$74.7	$80.5	$84.7

Effective income tax rate
As reported	11.8%	15.3%	17.0%
Adjusted	18.2%	19.8%	20.6%

Net Earnings, as reported	$330.5	$343.9	$341.1
Impairment, net	34.0	—	—
Excess tax benefit from option exercises	(21.3)	(10.4)	(10.0)
Other non-recurring tax benefit	(8.0)	(8.1)	(5.0)
Net Earnings, adjusted	$335.2	$325.4	$326.1

Weighted Average Diluted Shares	172.0	171.6	173.2
Diluted Net Earnings per Share
As reported	$1.92	$2.00	$1.97
Adjusted	$1.95	$1.90	$1.88

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2020	2019	2018
Net Sales	100.0%	100.0%	100.0%
Cost of products sold	48.2	47.8	46.6
Gross profit	51.8	52.2	53.4
Product development	4.4	4.1	3.8
Selling, marketing and distribution	13.4	14.2	14.9
General and administrative	8.2	8.1	8.3
Impairment	2.1	—	—
Operating earnings	23.7	25.8	26.4
Interest expense	0.7	0.8	0.9
Other expense, net	0.3	0.3	0.7
Earnings before income taxes	22.7	24.7	24.8
Income taxes	2.7	3.8	4.2
Net Earnings	20.0%	20.9%	20.6%
Net Earnings, adjusted (see non-GAAP measurements above)	20.3%	19.8%	19.7%

Net Sales

The following table presents net sales by geographic region (in millions):

	2020	2019	2018
Americas(1)	$996.5	$960.8	$926.4
EMEA(2)	371.8	406.5	393.1
Asia Pacific	281.8	278.7	333.8
Consolidated	$1,650.1	$1,646.0	$1,653.3
(1)     North, South and Central America, including the U.S. Sales in the U.S. were $883 million in 2020, $841 million in 2019 and $806 million in 2018.
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	2020				2019
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	3%	1%	0%	4%	4%	0%	0%	4%
EMEA	(11)%	1%	1%	(9)%	7%	1%	(5)%	3%
Asia Pacific	(1)%	2%	0%	1%	(15)%	1%	(3)%	(17)%
Consolidated	(1)%	1%	0%	0%	1%	0%	(1)%	0%

Government actions in response to the COVID-19 pandemic reduced economic activity in all major geographies in 2020. Increased worldwide demand for contractor and residential painting equipment, especially in the Americas, helped offset the impact of limited activity within industrial manufacturing facilities. Sales from acquired operations increased worldwide sales by $18 million for the year.

In 2019, sales growth in the Americas and EMEA was offset by weakness in Asia Pacific markets, particularly in automotive, in-plant manufacturing and China in general. EMEA had strong sales growth in all areas of the region except the Middle East. Demand for our products was generally positive in EMEA, with notable strength in sales of systems and contractor painting equipment, while automotive industry demand softened. In the Americas, construction markets remained favorable while manufacturing customers became cautious regarding capital spending due to softening end-

market demand and general economic uncertainty. Changes in currency translation rates decreased worldwide sales by approximately $29 million.

Gross Profit

Gross profit margin rate for 2020 decreased compared to 2019, driven by unfavorable product and channel mix (lower high-margin Industrial segment sales combined with growth in lower-margin Contractor segment sales). Improved pricing softened the decrease in the gross profit margin rate.

Gross profit margin rates for 2019 decreased compared to 2018, driven by lower factory volume, unfavorable channel and product mix, and changes in currency translation rates. Price changes implemented early in the year offset the adverse impact of higher material costs, including tariffs.

Operating Expenses

Total operating expenses for 2020 were $28 million higher than 2019, including the non-cash impairment charge of $35 million. Excluding the impairment charge, total operating expenses decreased $7 million as reductions in selling expenses offset increases in product development spending. Investment in new product development was $72 million in 2020, up 7 percent over 2019.

Operating expenses in 2019 decreased $11 million (2 percent) compared to 2018. Reductions in volume and earnings-based expenses more than offset increases in product development expenses. Investment in new product development was $68 million in 2019, up 7 percent over 2018.

Operating Earnings

Operating earnings as a percentage of sales in 2020 before the non-cash impairment charge were flat to the prior year, as expense reductions offset the effect of lower margin rates.

Operating earnings in 2019 decreased 3 percent compared to 2018 as expense reductions did not fully offset the effects of lower sales and margin rates.

Other Expense

Other expense included market-based pension cost of $5 million in 2020 and 2019, and $8 million in 2018. Other expense also included exchange losses on net assets of foreign operations of $2 million in 2020 and 2019, and $3 million in 2018.

Income Taxes

The effective income tax rate for 2020 was 12 percent, down 3 percentage points from 2019. Additional foreign tax benefits and excess tax benefits related to stock option exercises were partially offset by non-deductible impairment charges.
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

The following table presents net sales and operating earnings by reporting segment (in millions):

	2020	2019	2018
Sales
Industrial	$677.7	$747.4	$781.0
Process	326.1	344.9	338.0
Contractor	646.3	553.7	534.3
Total	$1,650.1	$1,646.0	$1,653.3
Operating Earnings
Industrial	$226.6	$247.2	$271.3
Process	64.5	76.4	68.5
Contractor	164.5	128.3	120.9
Unallocated corporate (expense) (1)	(28.7)	(27.4)	(24.3)
Impairment	$(35.2)	$—	$—
Total	$391.7	$424.5	$436.4

(1)    Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2020	2019	2018
Sales
Americas	$294.4	$324.3	$314.9
EMEA	207.1	240.1	234.3
Asia Pacific	176.2	183.0	231.8
Total	$677.7	$747.4	$781.0
Operating Earnings as a Percentage of Sales	33%	33%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2020				2019
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(9)%	0%	0%	(9)%	3%	0%	0%	3%
EMEA	(15)%	0%	1%	(14)%	7%	0%	(5)%	2%
Asia Pacific	(4)%	0%	0%	(4)%	(19)%	0%	(2)%	(21)%
Segment Total	(10)%	0%	1%	(9)%	(2)%	0%	(2)%	(4)%

In 2020, sales in the Industrial segment declined as most geographies were impacted by government actions in response to the COVID-19 pandemic that reduced economic activity and access to industrial facilities. Operating margin rate in this segment was comparable to 2019 as the favorable effects of pricing and lower product costs offset decreases in sales volume.

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

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2020	2019	2018
Sales
Americas	$206.4	$222.2	$215.9
EMEA	53.1	61.5	58.5
Asia Pacific	66.6	61.2	63.6
Total	$326.1	$344.9	$338.0
Operating Earnings as a Percentage of Sales	20%	22%	20%

The following table presents the components of net sales change by geographic region for the Process segment:

	2020				2019
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(10)%	3%	0%	(7)%	3%	0%	0%	3%
EMEA	(19)%	5%	0%	(14)%	3%	5%	(3)%	5%
Asia Pacific	(2)%	11%	0%	9%	(5)%	4%	(3)%	(4)%
Segment Total	(10)%	5%	0%	(5)%	1%	2%	(1)%	2%

Process segment sales decreased in 2020, as sales from acquired operations of $18 million were unable to offset weakness in most markets and geographies, particularly in vehicle services, industrial lubrication and oil and natural gas markets. Operating margin rate declined 2 percentage points for the year driven by lower volume and unfavorable product and channel mix, partially offset by the impact of divested operations.

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

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2020	2019	2018
Sales
Americas	$495.7	$414.3	$395.6
EMEA	111.6	104.9	100.4
Asia Pacific	39.0	34.5	38.3
Total	$646.3	$553.7	$534.3
Operating Earnings as a Percentage of Sales	25%	23%	23%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2020				2019
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	20%	0%	0%	20%	5%	0%	0%	5%
EMEA	5%	0%	1%	6%	9%	0%	(5)%	4%
Asia Pacific	14%	0%	(1)%	13%	(6)%	0%	(4)%	(10)%
Segment Total	17%	0%	0%	17%	5%	0%	(1)%	4%

In 2020, continued strength in construction markets and increased demand from home improvement markets drove sales growth in all regions. Operating margin rate increased compared to the 2019 rate due to increased sales volume and expense leverage.

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

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2020	2019
Working capital	$702.4	$506.1
Current ratio	3.2	2.8
Days of sales in receivables outstanding	64	59
Inventory turnover (LIFO)	2.8	2.7

Higher cash and cash equivalent balances drove the increases in working capital and current ratio. Increases in accounts receivable were consistent with higher sales levels in the Contractor segment, and inventories increased to meet higher demand and service levels.

Capital Structure. At December 25, 2020, the Company’s capital structure included current notes payable of $22 million, long-term debt of $150 million and shareholders’ equity of $1,284 million. At December 27, 2019, the Company’s capital structure included current notes payable of $8 million, long-term debt of $164 million and shareholders’ equity of $1,025 million.

Shareholders’ equity increased by $259 million in 2020. The increase from current year earnings of $330 million was offset by dividends of $119 million and share repurchases of $102 million. Increases related to shares issued, stock compensation and other comprehensive income totaled $150 million.

Liquidity and Capital Resources. The Company had cash held in deposit accounts totaling $379 million at December 25, 2020, and $221 million as of December 27, 2019. The Company asserted that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. As of December 25, 2020, the amount of cash held outside the U.S. totaled $173 million and is sufficient to fund investments abroad.

On December 15, 2016, the Company executed an amendment to its revolving credit agreement, extending the expiration date to December 15, 2021 and decreasing certain interest rates and fees. The amended agreement with a syndicate of lenders provides up to $500 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs. We expect to renew our amended revolving credit agreement prior to its expiration in December 2021.

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

On September 24, 2018, the Company entered into a revolving credit agreement with a sole lender that was scheduled to expire in September 2020. This revolver was amended effective January 29, 2020 to remove the expiration date, eliminate commitment fees, reduce interest rate margins and delete negative covenants regarding cash flow leverage and interest coverage ratios. This credit agreement provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the revolving credit agreement, loans may be denominated in U.S. dollars or Chinese renminbi (offshore). Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in Chinese renminbi (offshore) bear interest at a LIBOR-based rate based on the Chinese offshore rate. Other terms of the revolving credit agreement are substantially similar to those of the Company’s other revolving credit agreement that expires in December 2021.
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
On December 25, 2020, the Company had $598 million in lines of credit, including the $550 million in committed credit facilities described above and $48 million with foreign banks. The unused portion of committed credit lines was $548 million as of December 25, 2020.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 25, 2020.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2021, including its capital expenditure plan of approximately $115 million, including $80 million for building projects to expand production capacity, planned dividends estimated at $126 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities.

In December 2020, the Company’s Board of Directors increased the Company’s regular quarterly dividend to $0.1875 from $0.175 per share, an increase of 7 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2020	2019	2018
Operating activities	$394.0	$418.7	$368.0
Investing activities	(99.0)	(155.5)	(66.3)
Financing activities	(139.5)	(174.0)	(282.7)
Effect of exchange rates on cash	2.4	(0.3)	0.2
Net cash provided	157.9	88.9	19.2
Cash and cash equivalents at end of year	$378.9	$221.0	$132.1

Cash Flows From Operating Activities. Net cash provided by operating activities was $394 million in 2020, down $25 million compared to 2019. Increases in working capital and a $20 million voluntary contribution in 2020 to one of the Company’s U.S. qualified defined benefit retirement plans drove the decrease. Net cash provided by operating activities was $419 million in 2019, up $51 million compared to 2018. A $40 million voluntary contribution in 2018 to one of the Company’s U.S. qualified defined benefit retirement plans was not repeated in 2019.
Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $99 million in 2020, including $71 million for capital additions and $28 million for business acquisitions. Cash flows used in investing activities totaled $155 million in 2019 including $128 million for capital additions and $27 million for business acquisitions. Cash flows used in investing activities totaled $66 million in 2018 including $54 million for capital additions and $11 million for business acquisitions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $139 million in 2020 and included dividends of $117 million and net payments from share repurchases and issuances totaling $21 million. Cash flows used in financing activities totaled $174 million in 2019 and included dividends of $106 million and net payments on long-term debt and outstanding lines of credit of $105 million (including a $75 million prepayment of private placement debt that was due in 2020), partially offset by net proceeds from share issuances and repurchases totaling $37 million. Cash flows used in financing activities totaled $283 million in 2018 and included dividends of $89 million, share repurchases of $245 million (partially offset by net proceeds from share issuances of $25 million) and taxes paid related to net share settlement of equity awards of $16 million.

On April 24, 2015, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board. As of December 25, 2020, approximately 18.5 million shares remain available for purchase under the authorizations.

The Company repurchased and retired 2.3 million shares in 2020, compared to 0.2 million shares in 2019 and 5.8 million shares in 2018. The Company may continue to make opportunistic share repurchases in 2021 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

Off-Balance Sheet Arrangements and Contractual Obligations. The Company has no significant off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition, the Company could be obligated to perform under standby letters of credit totaling $3 million at December 25, 2020. The Company has also guaranteed the debt of its subsidiaries for up to $4 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

As of December 25, 2020, the Company is obligated to make cash payments in connection with obligations as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$172.2	$22.2	$75.0	$—	$75.0
Interest on debt obligations	41.0	8.2	12.7	17.1	3.0
Operating leases	44.7	9.4	14.1	8.8	12.4
Service contracts	19.6	7.5	8.5	3.2	0.4
Purchase obligations (1)	198.0	198.0	—	—	—
Unfunded pension and postretirement medical benefits (2)	41.8	3.5	7.7	8.3	22.3
Total	$517.3	$248.8	$118.0	$37.4	$113.1
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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2021, the Company will use investment return assumptions of 6.3 percent for the larger of its two funded U.S. plans and 5.2 percent for the smaller plan, down 0.7 and 0.8 percentage point from the rates assumed for 2020, respectively. Mortality rates are based on current common group mortality tables for males and females.

At December 25, 2020, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(38.6)	$3.0
Expected return on assets	—	1.3

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

In 2020, we completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter. No impairment charges were recorded as a result of that review.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 25, 2020, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2020, changes in currency translation rates increased sales by approximately $4 million and had an immaterial impact on net earnings. In 2019, changes in currency translation rates increased sales and net earnings by approximately $29 million and $12 million, respectively. In 2018, changes in currency translation rates increased sales and net earnings by approximately $15 million and $7 million, respectively

2021 Outlook

We expect challenging end market conditions to remain in place for at least the first half of 2021 in our Industrial and Process segments as government actions continue to restrict economic activity in response to the COVID-19 pandemic. Our outlook for the Contractor segment remains positive as favorable conditions continue, and demand for our products is solid across major end markets and product categories.

At January 2021 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2020, the movement in foreign currencies would be a benefit of approximately 2 percent on sales and 6 percent on operating earnings in 2021, with the most significant impact in the first half of the year.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 25, 2020.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graco Inc. and subsidiaries (the “Company”) as of December 25, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 25, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the "Company") as of December 25, 2020 and December 27, 2019, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 25, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2020 and December 27, 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Retirement Benefits – U.S. Pension Benefit Obligation – Refer to Note J to the financial statements

Critical Audit Matter Description

The Company has both funded and unfunded defined benefit pension plans. As of December 25, 2020, the pension benefit obligation balance was $510.7 million. The actuarial determination of the present value of the pension obligation on an annual basis requires management to make significant assumptions related to the selection of the discount rates used in the calculation of the net present value of future pension benefits. The Company establishes the discount rate assumptions for the U.S. pension plans by reference to a yield curve published by an actuary based on yields of highly rated corporate bonds and projected plan cash flows.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to selection of the discount rates for the U.S. pension obligation included the following, among others:

a.We tested the effectiveness of internal controls over the valuation of the pension obligation, including management’s controls over selection of the discount rates.

b.With the assistance of our actuarial specialists, we evaluated the reasonableness of the discount rates by:

•Evaluating the methodology utilized to select the discount rates for conformity with applicable accounting guidance.

•Testing the source information underlying the determination of the discount rates, including the methodology used to construct the yield curve, the characteristics of the bonds underlying the yield curve analysis, and the mathematical accuracy of the calculation.

•Developing independent estimates using external published yield curves and comparing them to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 16, 2021

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net Sales	$1,650,115	$1,646,045	$1,653,292
Cost of products sold	795,178	786,289	770,753
Gross Profit	854,937	859,756	882,539
Product development	72,194	67,557	63,124
Selling, marketing and distribution	220,271	234,325	245,473
General and administrative	135,525	133,418	137,515
Impairment	35,229	—	—
Operating Earnings	391,718	424,456	436,427
Interest expense	11,280	13,110	14,385
Other expense, net	5,787	5,469	11,276
Earnings Before Income Taxes	374,651	405,877	410,766
Income taxes	44,195	62,024	69,712
Net Earnings	$330,456	$343,853	$341,054
Basic Net Earnings per Common Share	$1.97	$2.06	$2.04
Diluted Net Earnings per Common Share	$1.92	$2.00	$1.97
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net Earnings	$330,456	$343,853	$341,054
Components of other comprehensive income (loss)
Cumulative translation adjustment	46,030	1,902	(8,609)
Pension and postretirement medical liability adjustment	(645)	(33,772)	8,793
Income taxes - pension and postretirement medical liability	237	6,940	(1,799)
Other comprehensive income (loss)	45,622	(24,930)	(1,615)
Comprehensive Income	$376,078	$318,923	$339,439

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 25, 2020	December 27, 2019
ASSETS
Current Assets
Cash and cash equivalents	$378,909	$220,973
Accounts receivable, less allowances of $4,400 and $5,300	314,946	267,345
Inventories	285,704	273,233
Other current assets	44,242	29,917
Total current assets	1,023,801	791,468
Property, Plant and Equipment, net	350,750	325,546
Goodwill	347,603	307,663
Other Intangible Assets, net	160,669	162,623
Operating Lease Assets	37,807	29,891
Deferred Income Taxes	25,828	39,327
Other Assets	41,670	35,692
Total Assets	$1,988,128	$1,692,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$22,183	$7,732
Trade accounts payable	58,305	54,117
Salaries and incentives	52,005	51,301
Dividends payable	31,636	29,235
Other current liabilities	157,260	142,937
Total current liabilities	321,389	285,322
Long-term Debt	150,000	164,298
Retirement Benefits and Deferred Compensation	184,747	182,707
Operating Lease Liabilities	29,224	24,176
Deferred Income Taxes	10,264	10,776
Other Non-current Liabilities	8,600	—
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 168,567,919 and 167,286,836 shares outstanding in 2020 and 2019	168,568	167,287
Additional paid-in-capital	671,206	578,440
Retained earnings	568,295	448,991
Accumulated other comprehensive income (loss)	(124,165)	(169,787)
Total shareholders’ equity	1,283,904	1,024,931
Total Liabilities and Shareholders’ Equity	$1,988,128	$1,692,210
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Cash Flows From Operating Activities
Net Earnings	$330,456	$343,853	$341,054
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	55,329	48,911	47,754
Deferred income taxes	10,747	(6,411)	15,405
Share-based compensation	25,153	26,669	25,565
Impairment	35,229	—	—
Change in
Accounts receivable	(43,122)	8,934	(12,402)
Inventories	(13,086)	12,435	(30,719)
Trade accounts payable	6,820	(539)	(1,976)
Salaries and incentives	(2,622)	(14,069)	2,336
Retirement benefits and deferred compensation	(6,703)	13,264	(27,237)
Other accrued liabilities	(3,772)	(11,510)	7,517
Other	(394)	(2,803)	688
Net cash provided by operating activities	394,035	418,734	367,985
Cash Flows From Investing Activities
Property, plant and equipment additions	(71,338)	(127,953)	(53,854)
Acquisition of businesses, net of cash acquired	(27,557)	(26,577)	(10,769)
Other	(143)	(939)	(1,624)
Net cash used in investing activities	(99,038)	(155,469)	(66,247)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(1,986)	(3,341)	4,931
Borrowings on long-term lines of credit	250,000	105,423	620,746
Payments on long-term debt and lines of credit	(250,000)	(207,191)	(583,212)
Common stock issued	83,438	48,250	24,634
Common stock repurchased	(102,143)	(9,482)	(244,814)
Taxes paid related to net share settlement of equity awards	(1,797)	(1,268)	(16,151)
Cash dividends paid	(116,983)	(106,443)	(88,845)
Net cash used in financing activities	(139,471)	(174,052)	(282,711)
Effect of exchange rate changes on cash	2,410	(358)	187
Net increase in cash and cash equivalents	157,936	88,855	19,214
Cash and Cash Equivalents
Beginning of year	220,973	132,118	112,904
End of year	$378,909	$220,973	$132,118
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 29, 2017	$169,319	$499,934	$181,599	$(127,789)	$723,063
Shares issued	1,657	7,598	—	—	9,255
Shares repurchased	(5,805)	(17,140)	(224,307)	—	(247,252)
Stock compensation cost	—	21,205	—	—	21,205
Restricted stock canceled (issued)	—	(772)	—	—	(772)
Net earnings	—	—	341,054	—	341,054
Dividends declared ($0.5575 per share)	—	—	(93,065)	—	(93,065)
Reclassified to retained earnings from AOCI	—	—	15,453	(15,453)	—
Other comprehensive income (loss)	—	—		(1,615)	(1,615)
Balance December 28, 2018	165,171	510,825	220,734	(144,857)	751,873
Shares issued	2,274	44,707	—	—	46,981
Shares repurchased	(158)	(490)	(6,397)	—	(7,045)
Stock compensation cost	—	23,398	—	—	23,398
Net earnings	—	—	343,853	—	343,853
Dividends declared $0.6550 per share)	—	—	(109,199)	—	(109,199)
Other comprehensive income (loss)	—	—	—	(24,930)	(24,930)
Balance December 27, 2019	167,287	578,440	448,991	(169,787)	1,024,931
Shares issued	3,608	78,789	—	—	82,397
Shares repurchased	(2,327)	(8,047)	(91,768)	—	(102,142)
Stock compensation cost	—	22,024	—	—	22,024
Net earnings	—	—	330,456	—	330,456
Dividends declared ($0.7125 per share)	—	—	(119,384)	—	(119,384)
Other comprehensive income (loss)	—	—	—	45,622	45,622
Balance December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 25, 2020, December 27, 2019 and December 28, 2018

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The years ended December 25, 2020, December 27, 2019 and December 28, 2018 were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 25, 2020, all subsidiaries are 100 percent controlled by the Company. Certain prior year disclosures have been revised to conform with current year reporting.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2020	2019
Assets
Cash surrender value of life insurance	2	$19,887	$17,702
Forward exchange contracts	2	16	—
Total assets at fair value		$19,903	$17,702
Liabilities
Contingent consideration	3	$9,454	$9,072
Deferred compensation	2	5,099	4,719
Forward exchange contracts	2	—	87
Total liabilities at fair value		$14,553	$13,878

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

Accounts Receivable. Accounts receivable includes trade receivables of $302 million in 2020 and $256 million in 2019. Other receivables totaled $13 million in 2020 and $11 million in 2019.

Allowance for Credit Losses.

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

Following is a summary of activity in the allowance for credit losses (in thousands):

	2020	2019	2018
Balance, beginning	$4,828	$4,771	$3,980
Additions (reversals) charged to costs and expenses	647	836	1,423
Deductions from reserves (1)	(2,732)	(858)	(899)
Other additions (deductions) (2)	1,002	79	267
Balance, ending	$3,745	$4,828	$4,771
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

Other Current Assets. Amounts included in other current assets were (in thousands):

	2020	2019
Prepaid income taxes	$22,317	$13,462
Prepaid expenses and other	21,925	16,455
Total	$44,242	$29,917

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In connection with negotiations to sell the Company's U.K.-based valve business in 2020, impairment charges of $35 million were recorded.

We completed our annual impairment review of all long-lived assets in the fourth quarter of 2020. No further impairment charges were recorded as a result of that review. There were no impairment charges in 2019 or 2018.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 28, 2018	$177,124	$97,168	$19,554	$293,846
Additions, adjustments from business acquisitions	—	13,444	—	13,444
Foreign currency translation	(12)	385	—	373
Balance, December 27, 2019	177,112	110,997	19,554	307,663
Additions, adjustments from business acquisitions	—	29,657	—	29,657
Foreign currency translation	9,424	859	—	10,283
Balance, December 25, 2020	$186,536	$141,513	$19,554	$347,603

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 25, 2020
Cost	$186,073	$25,187	$900	$61,920	$274,080
Accumulated amortization	(93,832)	(12,924)	(301)	—	(107,057)
Foreign currency translation	(6,004)	(538)	—	188	(6,354)
Book value	$86,237	$11,725	$599	$62,108	$160,669
Weighted average life in years	13	10	5	N/A

As of December 27, 2019
Cost	$186,310	$20,413	$1,020	$61,920	$269,663
Accumulated amortization	(80,764)	(10,526)	(650)	—	(91,940)
Foreign currency translation	(10,412)	(885)	(73)	(3,730)	(15,100)
Book value	$95,134	$9,002	$297	$58,190	$162,623
Weighted average life in years	13	10	4	N/A

Amortization of intangibles was $16.7 million in 2020, $15.5 million in 2019 and $15.6 million in 2018. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Estimated Amortization Expense	$17,286	$17,196	$16,187	$14,660	$14,078	$19,154

The Company completed business acquisitions in 2020, 2019 and 2018 that were not material to the consolidated financial statements.

Other Assets. Components of other assets were (in thousands):

	2020	2019
Cash surrender value of life insurance	$19,887	$17,702
Capitalized software	2,737	2,985
Equity method investment	7,610	7,603
Prepaid pension	9,144	2,931
Deposits and other	2,292	4,471
Total	$41,670	$35,692

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in other expense, net. The cash surrender value increased $2.2 million in 2020, $3.4 million in 2019 and decreased $1.8 million in 2018.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2020	2019
Accrued self-insurance retentions	$8,041	$7,570
Accrued warranty and service liabilities	13,082	12,785
Accrued trade promotions	12,140	8,390
Payable for employee stock purchases	14,554	13,722
Customer advances and deferred revenue	41,689	33,138
Income taxes payable	8,564	8,706
Operating lease liabilities, current	11,178	7,690
Right of return refund liability	16,303	13,791
Other	31,709	37,145
Total	$157,260	$142,937

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $8.0 million as of December 25, 2020, and $7.6 million as of December 27, 2019.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2020	2019
Balance, beginning of year	$12,785	$11,056
Assumed in business acquisition	155	—
Charged to expense	8,270	10,350
Margin on parts sales reversed	2,960	2,576
Reductions for claims settled	(11,088)	(11,197)
Balance, end of year	$13,082	$12,785

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

Deferred Revenues

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $41.7 million as of December 25, 2020 and $33.1 million as of December 27, 2019. Net sales for the year included $33.1 million that was in deferred revenue and customer advances as of December 27, 2019.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 25, 2020, totaled $38 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2020	2019
Foreign Currency Contracts
Assets	$114	$—
Liabilities	(98)	(87)
Net Assets (Liabilities)	$16	$(87)

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

The Process segment includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, electronics, semiconductor fabrication, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

Segments information follows (in thousands):

	2020	2019	2018
Net Sales
Industrial	$677,680	$747,396	$781,029
Process	326,105	344,930	337,953
Contractor	646,330	553,719	534,310
Total	$1,650,115	$1,646,045	$1,653,292
Operating Earnings
Industrial	$226,575	$247,216	$271,307
Process	64,498	76,367	68,514
Contractor	164,549	128,282	120,905
Unallocated corporate (expense)	(28,675)	(27,409)	(24,299)
Impairment	(35,229)	—	—
Total	$391,718	$424,456	$436,427
Assets
Industrial	$632,165	$615,486
Process	404,370	387,216
Contractor	438,067	368,832
Unallocated corporate	513,526	320,676
Total	$1,988,128	$1,692,210

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

Geographic information follows (in thousands):

	2020	2019	2018
Net Sales (based on customer location)
United States	$883,451	$840,659	$806,127
Other countries	766,664	805,386	847,165
Total	$1,650,115	$1,646,045	$1,653,292
Long-lived Assets
United States	$301,643	$268,864
Other countries	49,107	56,682
Total	$350,750	$325,546

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2020, 2019 and 2018.

C. Inventories

Major components of inventories were as follows (in thousands):

	2020	2019
Finished products and components	$133,122	$132,128
Products and components in various stages of completion	83,791	86,957
Raw materials and purchased components	129,319	117,026
Subtotal	346,232	336,111
Reduction to LIFO cost	(60,528)	(62,878)
Total	$285,704	$273,233

Inventories valued under the LIFO method were $150.1 million in 2020 and $140.3 million in 2019. All other inventory was valued on the FIFO method.

In 2020, decreases in material costs, including tariffs, offset the impact of increases in certain inventory quantities and drove the LIFO reserve requirement lower. The effect of the LIFO reserve change on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2020	2019
Land and improvements	$26,529	$29,817
Buildings and improvements	277,449	182,195
Manufacturing equipment	340,838	320,240
Office, warehouse and automotive equipment	54,211	48,476
Additions in progress	39,354	99,476
Total property, plant and equipment	738,381	680,204
Accumulated depreciation	(387,631)	(354,658)
Net property, plant and equipment	$350,750	$325,546

Depreciation expense was $37.8 million in 2020, $32.2 million in 2019 and $31.1 million in 2018.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2020	2019	2018
Domestic	$289,708	$294,402	$310,999
Foreign	84,943	111,475	99,767
Total	$374,651	$405,877	$410,766

Income tax expense consists of (in thousands):

	2020	2019	2018
Current
Federal	$11,509	$39,015	$27,760
State and local	3,217	3,347	3,398
Foreign	18,722	26,270	23,118
Current income tax expense	33,448	68,632	54,276
Deferred
Domestic	12,856	(151)	17,058
Foreign	(2,109)	(6,457)	(1,622)
Deferred income tax expense (benefit)	10,747	(6,608)	15,436
Total	$44,195	$62,024	$69,712

Income taxes paid were $44.0 million in 2020, $67.1 million in 2019 and $58.1 million in 2018.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2020	2019	2018
Statutory tax rate	21%	21%	21%
Tax effect of international operations	(2)	(1)	—
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(1)
Loss on sale of business	2	—	—
Stock compensation excess tax benefit	(6)	(3)	(2)
Global Intangible Low-taxed Income (GILTI)	—	1	1
Foreign Derived Intangible Income (FDII)	(3)	(3)	(2)
Pension contribution	—	—	(1)
Effective tax rate	12%	15%	17%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2020	2019
Inventory valuations	$586	$966
Accrued self-insurance retentions	1,164	1,280
Accrued warranty and service liabilities	2,062	2,095
Vacation accruals	3,249	2,335
Customer allowances	3,650	3,142
Excess of tax over book depreciation and amortization	(49,377)	(38,735)
Pension benefit obligation	30,942	32,079
Postretirement medical benefit obligation	4,808	4,625
Acquisition costs	389	407
Stock compensation	11,743	13,979
Deferred compensation	2,075	1,960
Net operating loss carryforward	440	929
Deferred revenue	1,792	1,638
Other	2,041	1,851
Net deferred tax assets	$15,564	$28,551

Total deferred tax assets were $67.0 million and $68.9 million, and total deferred tax liabilities were $51.4 million and $40.4 million on December 25, 2020 and December 27, 2019, respectively. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the change in other comprehensive income (loss) items, acquisition purchase accounting and the sale of the Company's U.K.-based valve business.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 25, 2020, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate
	December 25, 2020	Maturity	2020	2019
Private placement unsecured fixed-rate notes
Series B	5.01%	March 2023	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	N/A	December 2021	—	—
Unsecured revolving credit facility - CNH	3.77%	N/A	7,668	14,298
Notes payable to banks	1.11%	2021	14,515	7,732
Total debt			$172,183	$172,030

The estimated fair value of the fixed interest rate private placement debt was $170 million on December 25, 2020 and $165 million on December 27, 2019. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

Under terms of the amended revolving credit agreement, borrowings may be denominated in U.S. dollars or certain other currencies. Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from zero percent to 0.75 percent, depending on the Company’s cash flow leverage ratio (debt to earnings before interest, taxes, depreciation, amortization and extraordinary non-operating or non-cash charges and expenses) plus the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.5 percent, or (iii) one-month LIBOR plus 1.5 percent. In general, LIBOR-based loans bear interest at LIBOR plus 1 percent to 1.75 percent, depending on the Company’s cash flow leverage ratio. In addition to paying interest on the outstanding loans, the Company is required to pay a fee on the unused amount of the loan commitments at an annual rate ranging from 0.125 to 0.25, depending on the Company’s cash flow leverage ratio.

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
On December 25, 2020, the Company had $598 million in lines of credit, including the $550 million in committed credit facilities described above and $48 million with foreign banks. The unused portion of committed credit lines was $548 million as of December 25, 2020. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $30 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees at an annual rate of up to 0.15 on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 25, 2020.

Annual maturities of debt are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Maturities of debt	$22,183	$—	$75,000	$—	$—	$75,000

Interest paid on debt was $11.3 million in 2020, $13.5 million in 2019 and $14.0 million in 2018.

G. Shareholders’ Equity

At December 25, 2020, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 29, 2017	$(78,430)	$(49,359)	$(127,789)
Other comprehensive income (loss) before reclassifications	(196)	(8,609)	(8,805)
Amounts reclassified from accumulated other comprehensive income	7,190	—	7,190
Reclassified to retained earnings	(15,453)	—	(15,453)
Balance, December 28, 2018	(86,889)	(57,968)	(144,857)
Other comprehensive income (loss) before reclassifications	(33,938)	1,902	(32,036)
Amounts reclassified from accumulated other comprehensive income	7,106	—	7,106
Balance, December 27, 2019	(113,721)	(56,066)	(169,787)
Other comprehensive income (loss) before reclassifications	(7,852)	46,030	38,178
Amounts reclassified from accumulated other comprehensive income	7,444	—	7,444
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)

In connection with the Company's sale of its U.K.-based valve business in 2020, $24 million of unrealized foreign currency translation losses recorded in accumulated other comprehensive income were reclassified to net earnings.

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

H. Share-Based Awards, Purchase Plans and Compensation Cost

Stock Option and Award Plan. The Company has a stock incentive plan under which it grants stock options and share awards to directors, officers and other employees. Option price is the market price on the date of grant. Options become exercisable at such time, generally over 3 years or 4 years, and in such installments as set by the Company, and expire 10 years from the date of grant.

Restricted share awards have been made to certain key employees under the plan. The market value of restricted stock at the date of grant is charged to operations over the vesting period. Compensation cost related to restricted shares is not significant.

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was $2.4 million in 2020, $3.3 million in 2019 and $4.4 million in 2018.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 15,243 shares in 2020, 15,016 shares in 2019 and 14,595 shares in 2018. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2017	13,290	$21.99	7,729	$18.33
Granted	1,163	44.05
Exercised	(2,081)	18.17
Canceled	(102)	28.59
Outstanding, December 28, 2018	12,270	24.67	7,312	20.17
Granted	1,781	46.36
Exercised	(1,886)	17.64
Canceled	(53)	33.13
Outstanding, December 27, 2019	12,112	28.91	8,231	23.75
Granted	1,400	55.26
Exercised	(3,238)	20.81
Canceled	(66)	41.24
Outstanding, December 25, 2020	10,208	$35.02	6,553	$28.02

The following table summarizes information for options outstanding and exercisable at December 25, 2020 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10 - $25	3,628	3.6	$22.76	3,628	$22.76
$25 - $35	2,240	5.7	29.03	1,850	28.75
$35 - $45	1,258	7.3	43.30	631	42.86
$45 - $57	3,082	8.7	50.43	444	46.89
$10 - $57	10,208	6.0	$35.02	6,553	$28.02

The aggregate intrinsic value of exercisable option shares was $293.7 million as of December 25, 2020, with a weighted average contractual term of 4.8 years. There were approximately 10.2 million vested share options and share options expected to vest as of December 25, 2020, with an aggregate intrinsic value of $386.1 million, a weighted average exercise price of $35.02 and a weighted average contractual term of 6 years.

Information related to options exercised follows (in thousands):

	2020	2019	2018
Cash received	$66,625	$32,749	$11,158
Aggregate intrinsic value	120,395	57,419	57,979
Tax benefit realized	25,000	12,000	12,000

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 399,567 shares in 2020, 397,833 shares in 2019 and 480,461 shares in 2018.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 10 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 25, 2020
Stock Incentive Plan (2019)	10,000	8,026
Employee Stock Purchase Plan (2006)	21,000	12,896
Total	31,000	20,922

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 25, 2020, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2020	2019	2018
Share-based compensation	$25,153	$26,669	$25,565
Tax benefit	1,700	2,100	3,500
Share-based compensation, net of tax	$23,453	$24,569	$22,065

As of December 25, 2020, there was $9.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2020	2019	2018
Expected life in years	7.5	6.8	7.5
Interest rate	1.4%	2.3%	2.8%
Volatility	22.0%	24.0%	25.5%
Dividend yield	1.3%	1.4%	1.2%
Weighted average fair value per share	$12.18	$11.31	$12.84

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

	2020	2019	2018
Expected life in years	1.0	1.0	1.0
Interest rate	1.5%	2.6%	2.1%
Volatility	21.9%	22.7%	21.3%
Dividend yield	1.4%	1.4%	1.2%
Weighted average fair value per share	$11.55	$11.36	$10.28

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2020	2019	2018
Net earnings available to common shareholders	$330,456	$343,853	$341,054
Weighted average shares outstanding for basic earnings per share	167,462	166,515	167,364
Dilutive effect of stock options computed based on the treasury stock method using the average market price	4,546	5,109	5,849
Weighted average shares outstanding for diluted earnings per share	172,008	171,624	173,213
Basic earnings per share	$1.97	$2.06	$2.04
Diluted earnings per share	$1.92	$2.00	$1.97

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 0.3 million shares in 2020 and 1.1 million shares in 2019 and 2018.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 2.0 percent of the employee’s compensation. Employer contributions totaled $8.7 million in 2020, $8.4 million in 2019 and $8.0 million in 2018.

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

Plan assets are held in trusts for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 or 60 days advance notice, while most of the funds allow redemptions daily. The plans had unfunded commitments to make additional investments in certain funds totaling $2.4 million as of December 25, 2020 and $2.5 million as of December 27, 2019.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	2020	2019
Cash and cash equivalents(1)	1	$1,234	$(156)
Insurance contract	3	31,877	27,675
Investments categorized in fair value hierarchy		33,111	27,519
Equity
U.S. Large Cap	N/A	89,003	84,330
U.S. Small/Mid Cap	N/A	20,313	9,202
International	N/A	56,761	39,240
Total equity		166,077	132,772
Fixed income	N/A	161,706	107,832
Real estate and other	N/A	12,671	35,821
Investments measured at net asset value		340,454	276,425
Total		$373,565	$303,944
(1) Negative cash for 2019 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2020	2019
Balance, beginning of year	$27,675	$26,364
Purchases	2,255	2,151
Redemptions	(1,425)	(1,326)
Unrealized gains	3,372	486
Balance, end of year	$31,877	$27,675

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 25, 2020, and December 27, 2019, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2020	2019	2020	2019
Change in benefit obligation
Obligation, beginning of year	$449,419	$371,282	$30,646	$27,778
Service cost	9,361	7,735	609	545
Interest cost	13,313	15,103	1,016	1,162
Actuarial loss	46,545	67,756	3,572	2,532
Benefit payments	(13,602)	(12,594)	(1,385)	(1,371)
Plan changes	(529)	—	—	—
Exchange rate changes	6,145	137	—	—
Obligation, end of year	$510,652	$449,419	$34,458	$30,646
Change in plan assets
Fair value, beginning of year	$303,944	$269,253	$—	$—
Actual return on assets	58,068	44,743	—	—
Employer contributions	22,237	2,276	1,385	1,371
Benefit payments	(13,602)	(12,594)	(1,385)	(1,371)
Exchange rate changes	2,918	266	—	—
Fair value, end of year	$373,565	$303,944	$—	$—
Funded status	$(137,087)	$(145,475)	$(34,458)	$(30,646)

Amounts recognized in consolidated balance sheets
Non-current assets	$9,144	$2,931	$—	$—
Current liabilities	1,750	1,824	1,714	1,656
Non-current liabilities	144,481	146,582	32,744	28,990
Net	$137,087	$145,475	$34,458	$30,646

Changes in discount rates used to value pension obligations were the main drivers of large actuarial losses in 2020 and 2019. In the fourth quarter of 2020, the Company made a $20 million voluntary contribution to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $465 million for 2020 and $410 million for 2019. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2020	2019
Projected benefit obligation	$463,959	$402,900
Accumulated benefit obligation	418,372	363,497
Fair value of plan assets	317,727	254,493

The components of net periodic benefit cost for the plans for 2020, 2019 and 2018 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2020	2019	2018	2020	2019	2018
Service cost-benefits earned during the period	$9,361	$7,735	$8,487	$609	$545	$636
Interest cost on projected benefit obligation	13,313	15,103	13,424	1,016	1,162	1,084
Expected return on assets	(18,814)	(17,152)	(17,447)	—	—	—
Amortization of prior service cost (credit)	294	279	279	—	—	—
Amortization of net loss (gain)	10,243	8,392	7,931	733	273	646
Settlement loss (gain)	—	—	184	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	168	110	106	N/A	N/A	N/A
Net periodic benefit cost	$14,565	$14,467	$12,964	$2,358	$1,980	$2,366

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating expenses totaled $5 million in 2020, $5 million in 2019 and $8 million in 2018.

Amounts recognized in other comprehensive (income) loss in 2020 and 2019 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2020	2019	2020	2019
Net loss (gain) arising during the period	$8,872	$40,184	$3,572	$2,532
Amortization of net gain (loss)	(10,243)	(8,392)	(733)	(273)
Prior service cost (credit) arising during the period	(529)	—	—	—
Amortization of prior service credit (cost)	(294)	(279)	—	—
Total	$(2,194)	$31,513	$2,839	$2,259

Amounts included in accumulated other comprehensive (income) loss as of December 25, 2020 and December 27, 2019, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2020	2019	2020	2019
Prior service cost	$439	$1,197	$—	$—
Net loss	134,469	135,910	10,891	8,052
Net before income taxes	134,908	137,107	10,891	8,052
Income taxes	(29,274)	(29,666)	(2,396)	(1,772)
Net	$105,634	$107,441	$8,495	$6,280

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2020	2019	2020	2019
U.S. Plans
Discount rate	2.6%	3.5%	2.6%	3.4%
Rate of compensation increase	2.7%	2.8%	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	0.4%	N/A	N/A
Rate of compensation increase	1.3%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2020	2019	2018	2020	2019	2018
U.S. Plans
Discount rate	3.5%	4.5%	3.9%	3.4%	4.5%	3.9%
Rate of compensation increase	2.8%	2.8%	2.8%	N/A	N/A	N/A
Expected return on assets	6.8%	7.0%	7.1%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	1.3%	1.0%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.4%	0.9%	N/A	N/A	N/A
Expected return on assets	1.5%	2.0%	2.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.0 percent for 2021, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

The Company expects to contribute $1.8 million to its unfunded pension plans and $1.7 million to the postretirement medical plan in 2021. The Company expects to utilize available credits to satisfy any required contributions to the funded pension plans under minimum funding requirements for 2021. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2021	$17,370	$1,714
2022	18,669	1,759
2023	19,877	1,761
2024	21,866	1,745
2025	21,102	1,742
Years 2026-2030	121,486	8,417

K. Commitments and Contingencies

Operating Lease Liabilities and Assets

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

As of December 25, 2020, the weighted average remaining lease term was 6.3 years and the weighted average discount rate used to determine the operating lease liability was 3.1 percent. For the twelve months ended December 25, 2020, expense related to operating leases was $11.1 million, operating lease payments included in operating cash flows totaled $11.2 million, and non-cash additions to operating lease assets totaled $13.2 million. Variable lease costs and short term lease costs were not significant for the twelve months ended December 25, 2020.

As of December 25, 2020, future maturities of operating lease liabilities were as follows (in thousands):

2021	$9,418
2022	8,369
2023	5,719
2024	4,691
2025	4,142
Thereafter	12,388
Total lease payments	$44,727
Present value adjustment	(4,325)
Operating lease liabilities	$40,402

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $139 million at December 25, 2020. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $59 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with noncancelable terms of more than one year totaled $7 million in 2021, $6 million in 2022, $3 million in 2023 and $4 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $3 million at December 25, 2020. The Company has also guaranteed the debt of its subsidiaries for up to $4 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

L. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net Sales	$373,567	$366,892	$439,316	$470,340
Gross Profit	198,631	182,529	228,953	244,824
Net Earnings	72,818	28,832	114,115	114,691
Basic Net Earnings per Common Share	$0.43	$0.17	$0.68	$0.68
Diluted Net Earnings per Common Share	0.42	0.17	0.66	0.66
Cash Dividends Declared per Common Share	0.18	0.18	0.18	0.19

2019
Net Sales	$404,870	$428,328	$400,555	$412,292
Gross Profit	216,042	226,954	207,379	209,381
Net Earnings	86,749	88,137	84,132	84,835
Basic Net Earnings per Common Share	$0.52	$0.53	$0.50	$0.51
Diluted Net Earnings per Common Share	0.51	0.51	0.49	0.49
Cash Dividends Declared per Common Share	0.16	0.16	0.16	0.18

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, and the Executive Vice President, Corporate Controller. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2020 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the headings “Reports of Independent Registered Public Accounting Firm” and “Opinion on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2020 Annual Report on Form 10-K is incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this 2020 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be held on April 23, 2021 (the “Proxy Statement”), is incorporated herein by reference.

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

Delinquent Section 16(a) Reports

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

		Page
(1)	Financial Statements	37

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts

	All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	65
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

4.1	Description of Our Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s 2019 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.2	Graco Inc. Amended and Restated Stock Incentive Plan (2006). (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2006.)

*10.3	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.4	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.5	Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2019.)

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

*10.8
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

*10.16
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2015 Stock Incentive Plan commencing in 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 25, 2016.)

*10.17
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2015 Stock Incentive Plan commencing in 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended March 25, 2016.)

*10.18
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2015 Stock Incentive Plan commencing in 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 24, 2016.)

*10.19
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2019 Stock Incentive Plan commencing in 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.20
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2019 Stock Incentive Plan commencing in 2020. (Incorporated by reference to Exhibit 10.21 to the Company’s 2019 Annual Report on Form 10-K.)

*10.21
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2019 Stock Incentive Plan commencing in 2020. (Incorporated by reference to Exhibit 10.22 to the Company’s 2019 Annual Report on Form 10-K.)

*10.22	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.23	Key Employee Agreement. Form of agreement used with Chief Executive Officer. (Incorporated by reference to Exhibit 10.24 to the Company’s 2007 Annual Report on Form 10-K.)

*10.24
Key Employee Agreement. Form of agreement used with executive officers other than the Chief Executive Officer. (Incorporated by reference to Exhibit 10.25 to the Company’s 2007 Annual Report on Form 10-K.)

10.25
Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

10.26
Omnibus Amendment, dated June 26, 2014, amending and restating the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 1, 2014.) Third Amendment to Credit Agreement, dated December 15, 2016, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report 8-K filed December 20, 2016.) Fourth amendment to Credit Agreement, dated May 23, 2017, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for the thirteen weeks ended June 30, 2017.) Fifth amendment to Credit Agreement, dated April 17, 2020, amending the Credit Agreement among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.5 to the Company’s 10-Q for the thirteen weeks ended March 27, 2020.)

10.27
Note Agreement, dated March 11, 2011, between Graco Inc. and the Purchasers listed on the Purchaser Schedule attached thereto, which includes as exhibits the form of Senior Notes. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 16, 2011.) Amendment No. 1 dated May 23, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the thirteen weeks ended July 1, 2011.) Amendment and Restatement No. 1 to Note Agreement dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 2, 2012.) Amendment No. 2 dated as of June 26, 2014 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 27, 2014.) Amendment No. 3 dated as of December 15, 2016 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.28 to the Company’s 2016 Annual Report on Form 10-K.) Amendment No. 4 dated May 23, 2017 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for the thirteen weeks ended June 30, 2017.) Amendment No. 5 dated April 17, 2020 to Note Agreement dated as of March 11, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s 10-Q for the thirteen weeks ended March 27, 2020.)

10.28	Master Note Agreement, dated January 29, 2020, between Graco Inc. and NYL Investors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 3, 2020.)

11	Statement of Computation of Earnings per share included in Note I on page 55

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ PATRICK J. MCHALE	February 16, 2021
Patrick J. McHale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. MCHALE	February 16, 2021
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARK W. SHEAHAN	February 16, 2021
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ KATHRYN L. SCHOENROCK	February 16, 2021
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
Brett C. Carter	Director
Eric P. Etchart	Director
Jack W. Eugster	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Patrick J. McHale	Director
Martha A. Morfitt	Director
R. William Van Sant	Director
Kevin J. Wheeler	Director
Emily C. White	Director

Patrick J. McHale, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ PATRICK J. MCHALE	February 16, 2021
Patrick J. McHale
(For himself and as attorney-in-fact)