Form 10-Q
period 2021-03-26
GRACO INC
filed 2021-04-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2021

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

169,435,068 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 14, 2021.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales	$454,129	$373,567
Cost of products sold	206,795	174,936
Gross Profit	247,334	198,631
Product development	19,571	17,081
Selling, marketing and distribution	62,228	57,388
General and administrative	37,249	34,350
Operating Earnings	128,286	89,812
Interest expense	2,428	2,486
Other expense, net	121	5,223
Earnings Before Income Taxes	125,737	82,103
Income taxes	20,050	9,285
Net Earnings	$105,687	$72,818
Net Earnings per Common Share
Basic	$0.63	$0.43
Diluted	$0.61	$0.42
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Earnings	$105,687	$72,818
Components of other comprehensive income (loss)
Cumulative translation adjustment	(10,470)	(4,677)
Pension and postretirement medical liability adjustment	3,308	2,749
Income taxes - pension and postretirement medical liability adjustment	(672)	(615)
Other comprehensive income (loss)	(7,834)	(2,543)
Comprehensive Income	$97,853	$70,275
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 26, 2021	December 25, 2020
ASSETS
Current Assets
Cash and cash equivalents	$460,616	$378,909
Accounts receivable, less allowances of $5,000 and $4,400	323,197	314,946
Inventories	311,645	285,704
Other current assets	31,928	44,242
Total current assets	1,127,386	1,023,801
Property, Plant and Equipment, net	360,370	350,750
Goodwill	343,010	347,603
Other Intangible Assets, net	152,792	160,669
Operating Lease Assets	37,164	37,807
Deferred Income Taxes	22,902	25,828
Other Assets	44,096	41,670
Total Assets	$2,087,720	$1,988,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$31,661	$22,183
Trade accounts payable	66,242	58,305
Salaries and incentives	45,246	52,005
Dividends payable	31,718	31,636
Other current liabilities	148,653	157,260
Total current liabilities	323,520	321,389
Long-term Debt	150,000	150,000
Retirement Benefits and Deferred Compensation	183,576	184,747
Operating Lease Liabilities	30,020	29,224
Deferred Income Taxes	9,502	10,264
Other Non-current Liabilities	8,600	8,600
Shareholders’ Equity
Common stock	169,413	168,568
Additional paid-in-capital	702,829	671,206
Retained earnings	642,259	568,295
Accumulated other comprehensive income (loss)	(131,999)	(124,165)
Total shareholders’ equity	1,382,502	1,283,904
Total Liabilities and Shareholders’ Equity	$2,087,720	$1,988,128
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 26, 2021	March 27, 2020
Cash Flows From Operating Activities
Net Earnings	$105,687	$72,818
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	14,515	13,062
Deferred income taxes	1,842	(65)
Share-based compensation	6,618	6,318
Change in
Accounts receivable	(10,611)	(10,139)
Inventories	(27,541)	(17,726)
Trade accounts payable	9,323	5,185
Salaries and incentives	(6,949)	(20,182)
Retirement benefits and deferred compensation	2,867	3,172
Other accrued liabilities	4,493	1,441
Other	1,425	349
Net cash provided by operating activities	101,669	54,233
Cash Flows From Investing Activities
Property, plant and equipment additions	(21,415)	(18,944)
Other	(34)	(256)
Net cash used in investing activities	(21,449)	(19,200)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	9,667	24,576
Borrowings on long-term lines of credit	—	250,000
Payments of debt issuance costs	(1,404)	—
Common stock issued	26,460	38,882
Common stock repurchased	—	(82,176)
Taxes paid related to net share settlement of equity awards	—	(1,796)
Cash dividends paid	(31,642)	(29,333)
Net cash provided by financing activities	3,081	200,153
Effect of exchange rate changes on cash	(1,594)	497
Net increase in cash and cash equivalents	81,707	235,683
Cash and Cash Equivalents
Beginning of year	378,909	220,973
End of period	$460,616	$456,656
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended March 26, 2021
Balance, December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	845	25,615	—	—	26,460
Stock compensation cost	—	6,008	—	—	6,008
Net earnings	—	—	105,687	—	105,687
Dividends declared ($0.188 per share)	—	—	(31,723)	—	(31,723)
Other comprehensive income (loss)	—	—	—	(7,834)	(7,834)
Balance, March 26, 2021	$169,413	$702,829	$642,259	$(131,999)	$1,382,502

Three Months Ended March 27, 2020
Balance, December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	1,620	35,467	—	—	37,087
Shares repurchased	(2,067)	(7,143)	(80,819)	—	(90,029)
Stock compensation cost	—	5,934	—	—	5,934
Net earnings	—	—	72,818	—	72,818
Dividends declared ($0.175 per share)	—	—	(29,540)	—	(29,540)
Other comprehensive income (loss)	—	—	—	(2,543)	(2,543)
Balance, March 27, 2020	$166,840	$612,698	$411,450	$(172,330)	$1,018,658

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and Subsidiaries (the “Company”) as of March 26, 2021 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 26, 2021 and March 27, 2020, and cash flows for the three months ended March 26, 2021 and March 27, 2020 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 26, 2021, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales
Industrial	$184,732	$158,684
Process	91,373	86,078
Contractor	178,024	128,805
Total	$454,129	$373,567
Operating Earnings
Industrial	$65,243	$50,233
Process	21,733	18,111
Contractor	48,166	28,630
Unallocated corporate (expense)	(6,856)	(7,162)
Total	$128,286	$89,812

Assets by segment were as follows (in thousands):

	March 26, 2021	December 25, 2020
Industrial	$626,256	$632,165
Process	411,804	404,370
Contractor	459,715	438,067
Unallocated corporate	589,945	513,526
Total	$2,087,720	$1,988,128

Geographic information follows (in thousands):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales (based on customer location)
United States	$231,501	$198,243
Other countries	222,628	175,324
Total	$454,129	$373,567

	March 26, 2021	December 25, 2020
Long-lived Assets
United States	$312,836	$301,643
Other countries	47,534	49,107
Total	$360,370	$350,750

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net earnings available to common shareholders	$105,687	$72,818
Weighted average shares outstanding for basic earnings per share	168,948	167,977
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,900	4,665
Weighted average shares outstanding for diluted earnings per share	173,848	172,642
Basic earnings per share	$0.63	$0.43
Diluted earnings per share	$0.61	$0.42

Stock options to purchase 700,000 and 2,014,000 shares were not included in the March 26, 2021 and March 27, 2020 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2020	10,208	$35.02	6,553	$28.02
Granted	700	71.92
Exercised	(448)	21.91
Canceled	(4)	47.54
Outstanding, March 26, 2021	10,456	$38.05	7,334	$30.92

The Company recognized year-to-date share-based compensation of $6.6 million in 2021 and $6.3 million in 2020. As of March 26, 2021, there was $19.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 26, 2021	March 27, 2020
Expected life in years	7.5	7.5
Interest rate	0.9%	1.5%
Volatility	25.2%	21.7%
Dividend yield	1.0%	1.2%
Weighted average fair value per share	$17.66	$12.44

Under the Company’s Employee Stock Purchase Plan, the Company issued 310,000 shares in 2021 and 400,000 shares in 2020. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	March 26, 2021	March 27, 2020
Expected life in years	1.0	1.0
Interest rate	0.1%	1.5%
Volatility	40.1%	21.9%
Dividend yield	1.1%	1.4%
Weighted average fair value per share	$21.50	$11.55

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 26, 2021	March 27, 2020
Pension Benefits
Service cost	$2,721	$2,422
Interest cost	2,981	3,407
Expected return on assets	(5,130)	(4,750)
Amortization and other	2,551	2,721
Net periodic benefit cost	$3,123	$3,800
Postretirement Medical
Service cost	$175	$175
Interest cost	250	248
Amortization	250	177
Net periodic benefit cost	$675	$600

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended March 26, 2021
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	—	(10,470)	(10,470)
Reclassified to pension cost and deferred tax	2,636	—	2,636
Balance, March 26, 2021	$(111,493)	$(20,506)	$(131,999)

Three Months Ended March 27, 2020
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	—	(4,677)	(4,677)
Reclassified to pension cost and deferred tax	2,134	—	2,134
Balance, March 27, 2020	$(111,587)	$(60,743)	$(172,330)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $306 million and other receivables of $17 million as of March 26, 2021 and $302 million and $13 million, respectively, as of December 25, 2020.

Allowance for Credit Losses

Following is a summary of activity in the allowance for credit losses (in thousands):

	Three Months Ended
	March 26, 2021	December 25, 2020
Balance, beginning	$3,745	$4,025
Additions (reversals) charged to costs and expenses	158	309
Deductions from reserves (1)	(104)	(1,485)
Other additions (deductions) (2)	(75)	896
Balance, ending	$3,724	$3,745

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2)     Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	March 26, 2021	December 25, 2020
Finished products and components	$149,906	$133,122
Products and components in various stages of completion	86,801	83,791
Raw materials and purchased components	136,969	129,319
Subtotal	373,676	346,232
Reduction to LIFO cost	(62,031)	(60,528)
Total	$311,645	$285,704

9.Intangible Assets

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 26, 2021
Cost	$186,073	$25,364	$900	$61,920	$274,257
Accumulated amortization	(97,426)	(13,603)	(338)	—	(111,367)
Foreign currency translation	(7,625)	(661)	—	(1,812)	(10,098)
Book value	$81,022	$11,100	$562	$60,108	$152,792
Weighted average life in years	13	10	5	N/A

As of December 25, 2020
Cost	$186,073	$25,187	$900	$61,920	$274,080
Accumulated amortization	(93,832)	(12,924)	(301)	—	(107,057)
Foreign currency translation	(6,004)	(538)	—	188	(6,354)
Book value	$86,237	$11,725	$599	$62,108	$160,669
Weighted average life in years	13	10	5	N/A

Amortization of intangibles for the quarter was $4.3 million in 2021 and $4.1 million in 2020. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Thereafter
Estimated Amortization Expense	$12,679	$16,796	$15,920	$14,245	$13,796	$19,248

Changes in the carrying amount of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2020	$186,536	$141,513	$19,554	$347,603
Foreign currency translation	(4,727)	134	—	(4,593)
Balance, March 26, 2021	$181,809	$141,647	$19,554	$343,010

Subsequent to the end of the first quarter, the Company completed the acquisition of a business that is not material to the consolidated financial statements.

10.Other Current Liabilities
Components of other current liabilities were (in thousands):

	March 26, 2021	December 25, 2020
Accrued self-insurance retentions	$9,407	$8,041
Accrued warranty and service liabilities	13,426	13,082
Accrued trade promotions	9,419	12,140
Payable for employee stock purchases	3,001	14,554
Customer advances and deferred revenue	45,200	41,689
Income taxes payable	6,926	8,564
Right of return refund liability	16,630	16,303
Operating lease liabilities, current	9,353	11,178
Other	35,291	31,709
Total	$148,653	$157,260

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 25, 2020	$13,082
Charged to expense	2,701
Margin on parts sales reversed	835
Reductions for claims settled	(3,192)
Balance, March 26, 2021	$13,426

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $45.2 million as of March 26, 2021 and $41.7 million as of December 25, 2020. Net sales for the year to date included $17.5 million in 2021 and $11.3 million in 2020 that related to deferred revenue as of the beginning of each period.

11.Debt

On March 25, 2021, the Company entered into an Amended and Restated Credit Agreement that amends, supersedes and restates in its entirety its prior Credit Agreement with U.S. Bank National Association, as administrative agent (the “Agent”) and a lender, and the other lenders that are parties thereto. The Amended and Restated Credit Agreement extends the maturity of the Company’s $500 million unsecured revolving credit facility from December 15, 2021 to March 25, 2026; includes a $250 million accordion feature; and provides mechanisms for two further one-year extensions of the maturity, subject to the consent of the extending banks.
Borrowings under the Amended and Restated Credit Agreement may be denominated in U.S. Dollars or certain other currencies. Outstanding loans in currencies other than U.S. Dollars cannot exceed $200 million in the aggregate. Loans denominated in U.S. Dollars may bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. Dollars will bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from 0.00% to 0.75%, depending on the Company’s cash flow leverage ratio, plus the highest of (i) the rate of interest from time to time announced by the Agent as its prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.50%. In general, LIBOR-based loans bear interest at a rate per annum equal to LIBOR, plus a margin ranging from 1.00% to 1.75%, depending on the Company’s cash flow leverage ratio.

In addition to paying interest on the outstanding loans, the Company is required to pay a facility fee on the unused amount of the loan commitments at a rate per annum ranging from 0.125% to 0.25%, depending on the Company’s cash flow leverage ratio.

The Amended and Restated Credit Agreement contains customary provisions for the replacement of the LIBOR-based rate as that rate is phased out in the lending market. The Amended and Restated Credit Agreement contains customary representations, warranties, covenants and events of default, including but not limited to covenants restricting the Company’s and its subsidiaries’ ability to (i) merge or consolidate with another entity, (ii) sell, transfer, lease or convey their assets, (iii) make any material change in the nature of the core business of the Company, (iv) make certain investments, or (v) incur secured indebtedness. The Credit Agreement also requires the Company to maintain a cash flow leverage ratio of not more than 3.50 to 1.00 (unless a significant acquisition has been consummated, in which case, not more than 4.00 to 1.00 during the four fiscal quarter period beginning with the quarter in which such acquisition occurs) and an interest coverage ratio of not less than 3.00 to 1.00 (unless a significant acquisition has been consummated, in which case, not less than 2.50 to 1.00 during the four fiscal quarter period beginning with the quarter in which such acquisition occurs). A change in control of the Company will constitute an event of default under the Credit Agreement.

12.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 26, 2021	December 25, 2020
Assets
Cash surrender value of life insurance	2	$21,238	$19,887
Forward exchange contracts	2	164	16
Total assets at fair value		$21,402	$19,903
Liabilities
Contingent consideration	3	$9,913	$9,454
Deferred compensation	2	5,348	5,099
Total liabilities at fair value		$15,261	$14,553

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

Long-term notes payable with fixed interest rates had a carrying amount of $150 million and estimated fair value of $165 million and $170 million as of March 26, 2021 and December 25, 2020. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The ongoing COVID-19 pandemic and related governmental and business responses continue to have an impact on our operations, supply chains, distribution channels, and end-user customers. The timing and extent of the financial impact from the pandemic in our major geographies is still uncertain and we cannot predict the magnitude of the impact to the results of our operations or financial position. While we have been able to meet current demand in our businesses, our manufacturing and purchasing operations may experience supply chain disruptions that constrain our ability to meet future demand.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	March 26, 2021	March 27, 2020	% Change
Net Sales	$454.1	$373.6	22%
Operating Earnings	128.3	89.8	43%
Net Earnings	105.7	72.8	45%
Net Earnings, adjusted (1)	101.6	65.0	56%
Diluted Net Earnings per Common Share	$0.61	$0.42	45%
Diluted Net Earnings per Common Share, adjusted (1)	$0.58	$0.38	53%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Net sales increased by 22 percent with double-digit percentage growth in all regions and in the Industrial and Contractor segments. Favorable currency translation contributed 4 percentage points of sales growth.
Gross margin rates increased more than 1 percentage point compared to the first quarter last year. Changes in currency translation rates accounted for approximately half of the increase.
Operating expense leverage for the quarter remained strong. Total operating expenses increased 9 percent primarily due to increases in sales and earnings-based expenses.

Excluding the impact of excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	March 26, 2021	March 27, 2020
Earnings before income taxes	$125.7	$82.1

Income taxes, as reported	$20.0	$9.3
Excess tax benefit from option exercises	4.1	7.8
Income taxes, adjusted	$24.1	$17.1

Effective income tax rate
As reported	15.9%	11.3%
Adjusted	19.2%	20.8%

Net Earnings, as reported	$105.7	$72.8
Excess tax benefit from option exercises	(4.1)	(7.8)
Net Earnings, adjusted	$101.6	$65.0

Weighted Average Diluted Shares	173.8	172.6
Diluted Earnings per Share
As reported	$0.61	$0.42
Adjusted	$0.58	$0.38

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales	100.0%	100.0%
Cost of products sold	45.5	46.8
Gross Profit	54.5	53.2
Product development	4.3	4.6
Selling, marketing and distribution	13.8	15.4
General and administrative	8.2	9.2
Operating Earnings	28.2	24.0
Interest expense	0.5	0.6
Other expense, net	—	1.4
Earnings Before Income Taxes	27.7	22.0
Income taxes	4.4	2.5
Net Earnings	23.3%	19.5%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020
Americas(1)	$264.9	$224.8
EMEA(2)	110.2	87.8
Asia Pacific	79.0	61.0
Consolidated	$454.1	$373.6
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	17%	1%	0%	18%
EMEA	18%	(1)%	8%	25%
Asia Pacific	25%	(3)%	8%	30%
Consolidated	19%	(1)%	4%	22%

Gross Profit

Gross profit margin rate for the quarter increased by 1 percentage point from the comparable period last year. Favorable changes in currency translation rates, realized pricing and higher production volume were partially offset by unfavorable effects of product and channel mix.

Operating Expenses

Total operating expenses for the quarter increased $10 million (9 percentage points) mostly due to increases in sales and earnings-based expenses.

Other Expense

Other non-operating expenses decreased $5 million for the quarter mostly due to market valuation changes on investments held to fund certain retirement benefits liabilities.
Income Taxes

The effective income tax rate for the quarter was 16 percent, up 5 percentage points from the first quarter last year, primarily due to a decrease in excess tax benefits related to stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales
Americas	$80.0	$74.4
EMEA	56.7	46.2
Asia Pacific	48.0	38.1
Total	$184.7	$158.7
Operating earnings as a percentage of net sales	35%	32%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	8%	0%	0%	8%
EMEA	14%	0%	9%	23%
Asia Pacific	19%	0%	7%	26%
Segment Total	12%	0%	4%	16%

Increased activity in worldwide manufacturing facilities contributed to Industrial segment sales growth in the first quarter. Changes in currency translation rates, lower product costs due to higher factory volumes and expense leverage drove the first quarter operating margin rate 3 percentage points higher than last year.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales
Americas	$56.8	$55.1
EMEA	14.8	15.8
Asia Pacific	19.8	15.2
Total	$91.4	$86.1
Operating earnings as a percentage of net sales	24%	21%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	2%	1%	0%	3%
EMEA	(3)%	(7)%	4%	(6)%
Asia Pacific	38%	(15)%	7%	30%
Segment Total	7%	(3)%	2%	6%

The Process segment had strong organic sales growth in most applications for the quarter. Favorable changes in currency translation rates and the impact of divested operations combined to increase the first quarter operating margin rate.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 26, 2021	March 27, 2020
Net Sales
Americas	$128.1	$95.3
EMEA	38.7	25.8
Asia Pacific	11.2	7.7
Total	$178.0	$128.8
Operating earnings as a percentage of net sales	27%	22%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	34%	0%	0%	34%
EMEA	38%	0%	12%	50%
Asia Pacific	36%	0%	10%	46%
Segment Total	35%	0%	3%	38%

Contractor segment sales increased double-digit percentages in all channels. Operating margin rates for this segment increased 5 percentage points driven by higher sales and favorable expense leverage, partially offset by unfavorable product and channel mix.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $102 million in the first quarter of 2021, up $47 million from the comparable period of 2020. The increase was driven by higher sales and net earnings. Increases in accounts receivable and inventories reflect growth in business activity in the first quarter of 2021. Significant uses of cash in 2021 included dividend payments of $32 million and property, plant and equipment additions of $21 million. Proceeds from shares issued in the first quarter of 2021 totaled $26 million. Although the Company did not repurchase any shares in the first quarter of 2021, it may make opportunistic purchases going forward.

At March 26, 2021, the Company had various lines of credit totaling $596 million, of which $566 million was unused. In addition to its lines of credit, under the terms of a master note agreement with a sole lender expiring in January 2023, the Company may issue up to $200 million of senior notes. Interest on the notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from date of issuance.

Significant uses of cash in 2020 included purchases of Company common stock totaling $82 million, which were partially offset by net proceeds from shares issued totaling $37 million. Other significant uses of cash in 2020 included dividend payments of $29 million and property, plant and equipment additions of $19 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2021, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements.

Outlook

Demand for our products is solid across major end markets and product categories. Revenue and incoming order rates have improved for both the Industrial and Process segments, although the timing of projects can impact orders. Our outlook for the Contractor segment remains positive as favorable conditions continue in all regions. Uncertainty remains in both the supply chain and demand environment that may affect certain end markets and geographies for the remainder of the year.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2020 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: the impact of the COVID-19 pandemic on our business; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; changes in currency translation rates; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; catastrophic events; changes in laws and regulations; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; our ability to attract, develop and retain qualified personnel; the possibility of decline in purchases from a few large customers of the Contractor segment, variations in activity in the construction, automotive, mining and oil and natural gas industries, and the impact of declines in interest rates, asset values and investment returns on pension costs and required pension contributions. Please refer to

Item 1A of our Annual Report on Form 10-K for fiscal year 2020 and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2020 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2020 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Dec 26,2020 - Jan 22, 2021	—	$—	—	18,517,834
Jan 23, 2021 - Feb 19, 2021	—	$—	—	18,517,834
Feb 20, 2021 - March 26, 2021	—	$—	—	18,517,834

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1
Executive Officer Restricted Stock Unit Agreement. Form of agreement used to award restricted stock units to Dale D. Johnson under the Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed February 26, 2021.)

10.2
Amended and Restated Credit Agreement, dated March 25, 2021, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 25, 2021.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 21, 2021.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 21, 2021	By:	/s/ Patrick J. McHale
Patrick J. McHale
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 21, 2021	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 21, 2021	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller
(Principal Accounting Officer)