Form 10-Q
period 2021-06-25
GRACO INC
filed 2021-07-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2021

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

169,741,603 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 14, 2021.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales	$507,164	$366,892	$961,293	$740,459
Cost of products sold	243,340	184,363	450,135	359,299
Gross Profit	263,824	182,529	511,158	381,160
Product development	21,406	17,948	40,977	35,029
Selling, marketing and distribution	69,126	48,831	131,354	106,219
General and administrative	39,449	36,015	76,698	70,365
Impairment	—	34,962	—	34,962
Operating Earnings	133,843	44,773	262,129	134,585
Interest expense	2,528	3,258	4,956	5,744
Other expense, net	(434)	(510)	(313)	4,713
Earnings Before Income Taxes	131,749	42,025	257,486	124,128
Income taxes	21,631	13,193	41,681	22,478
Net Earnings	$110,118	$28,832	$215,805	$101,650
Net Earnings per Common Share
Basic	$0.65	$0.17	$1.27	$0.61
Diluted	$0.63	$0.17	$1.24	$0.59
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Earnings	$110,118	$28,832	$215,805	$101,650
Components of other comprehensive income (loss)
Cumulative translation adjustment	5,693	6,756	(4,777)	2,079
Pension and postretirement medical liability adjustment	2,373	2,446	5,681	5,195
Income taxes - pension and postretirement medical liability adjustment	(535)	(554)	(1,207)	(1,169)
Other comprehensive income (loss)	7,531	8,648	(303)	6,105
Comprehensive Income	$117,649	$37,480	$215,502	$107,755
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 25, 2021	December 25, 2020
ASSETS
Current Assets
Cash and cash equivalents	$482,787	$378,909
Accounts receivable, less allowances of $4,400 and $4,400	354,222	314,946
Inventories	337,525	285,704
Other current assets	29,418	44,242
Total current assets	1,203,952	1,023,801
Property, Plant and Equipment, net	387,906	350,750
Goodwill	358,449	347,603
Other Intangible Assets, net	159,861	160,669
Operating Lease Assets	38,931	37,807
Deferred Income Taxes	33,949	25,828
Other Assets	46,157	41,670
Total Assets	$2,229,205	$1,988,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$13,130	$22,183
Trade accounts payable	76,074	58,305
Salaries and incentives	61,478	52,005
Dividends payable	31,893	31,636
Other current liabilities	176,149	157,260
Total current liabilities	358,724	321,389
Long-term Debt	150,000	150,000
Retirement Benefits and Deferred Compensation	184,973	184,747
Operating Lease Liabilities	31,639	29,224
Deferred Income Taxes	11,568	10,264
Other Non-current Liabilities	11,038	8,600
Shareholders’ Equity
Common stock	169,667	168,568
Additional paid-in-capital	715,635	671,206
Retained earnings	720,429	568,295
Accumulated other comprehensive income (loss)	(124,468)	(124,165)
Total shareholders’ equity	1,481,263	1,283,904
Total Liabilities and Shareholders’ Equity	$2,229,205	$1,988,128
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 25, 2021	June 26, 2020
Cash Flows From Operating Activities
Net Earnings	$215,805	$101,650
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	29,812	26,966
Deferred income taxes	(10,313)	1,366
Share-based compensation	13,745	15,445
Impairment	—	34,962
Change in
Accounts receivable	(38,747)	(19,705)
Inventories	(51,359)	(22,662)
Trade accounts payable	14,496	342
Salaries and incentives	8,334	(16,677)
Retirement benefits and deferred compensation	5,980	6,134
Other accrued liabilities	32,399	12,578
Other	(105)	2,151
Net cash provided by operating activities	220,047	142,550
Cash Flows From Investing Activities
Property, plant and equipment additions	(54,759)	(32,613)
Acquisition of businesses, net of cash acquired	(19,322)	(27,173)
Other	(112)	(245)
Net cash used in investing activities	(74,193)	(60,031)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(9,282)	(768)
Borrowings on long-term lines of credit	—	250,000
Payments on long-term debt and lines of credit	(70)	—
Payments of debt issuance costs	(1,422)	—
Common stock issued	33,216	42,217
Common stock repurchased	—	(102,143)
Taxes paid related to net share settlement of equity awards	—	(1,796)
Cash dividends paid	(63,414)	(58,490)
Net cash provided by financing activities	(40,972)	129,020
Effect of exchange rate changes on cash	(1,004)	196
Net increase in cash and cash equivalents	103,878	211,735
Cash and Cash Equivalents
Beginning of year	378,909	220,973
End of period	$482,787	$432,708
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended June 25, 2021
Balance, March 26, 2021	$169,413	$702,829	$642,259	$(131,999)	$1,382,502
Shares issued	254	8,838	—	—	9,092
Stock compensation cost	—	6,304	—	—	6,304
Restricted stock canceled (issued)	—	(2,336)	—	—	(2,336)
Net earnings	—	—	110,118	—	110,118
Dividends declared ($0.188 per share)	—	—	(31,948)	—	(31,948)
Other comprehensive income (loss)	—	—	—	7,531	7,531
Balance, June 25, 2021	$169,667	$715,635	$720,429	$(124,468)	$1,481,263

Six Months Ended June 25, 2021
Balance, December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	1,099	34,453	—	—	35,552
Stock compensation cost	—	12,312	—	—	12,312
Restricted stock canceled (issued)	—	(2,336)	—	—	(2,336)
Net earnings	—	—	215,805	—	215,805
Dividends declared ($0.375 per share)	—	—	(63,671)	—	(63,671)
Other comprehensive income (loss)	—	—	—	(303)	(303)
Balance, June 25, 2021	$169,667	$715,635	$720,429	$(124,468)	$1,481,263

Three Months Ended June 26, 2020
Balance, March 27, 2020	$166,840	$612,698	$411,450	$(172,330)	$1,018,658
Shares issued	113	3,951	—	—	4,064
Shares repurchased	(260)	(904)	(10,950)	—	(12,114)
Stock compensation cost	—	8,058	—	—	8,058
Net earnings	—	—	28,832	—	28,832
Dividends declared ($0.175 per share)	—	—	(29,178)	—	(29,178)
Other comprehensive income (loss)	—	—	—	8,648	8,648
Balance, June 26, 2020	$166,693	$623,803	$400,154	$(163,682)	$1,026,968

Six Months Ended June 26, 2020
Balance, December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	1,733	39,418	—	—	41,151
Shares repurchased	(2,327)	(8,047)	(91,769)	—	(102,143)
Stock compensation cost	—	13,992	—	—	13,992
Net earnings	—	—	101,650	—	101,650
Dividends declared ($0.350 per share)	—	—	(58,718)	—	(58,718)
Other comprehensive income (loss)	—	—	—	6,105	6,105
Balance, June 26, 2020	$166,693	$623,803	$400,154	$(163,682)	$1,026,968

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of June 25, 2021 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 25, 2021 and June 26, 2020, and cash flows for the six months ended June 25, 2021 and June 26, 2020 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 25, 2021, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales
Industrial	$204,577	$133,287	$389,309	$291,971
Process	97,233	77,759	188,606	163,837
Contractor	205,354	155,846	383,378	284,651
Total	$507,164	$366,892	$961,293	$740,459
Operating Earnings
Industrial	$69,368	$37,001	$134,611	$87,234
Process	21,676	11,672	43,409	29,783
Contractor	49,997	41,109	98,163	69,739
Unallocated corporate (expense)	(7,198)	(10,047)	(14,054)	(17,209)
Impairment	—	(34,962)	—	(34,962)
Total	$133,843	$44,773	$262,129	$134,585

Assets by segment were as follows (in thousands):

	June 25, 2021	December 25, 2020
Industrial	$689,675	$632,165
Process	418,473	404,370
Contractor	491,189	438,067
Unallocated corporate	629,868	513,526
Total	$2,229,205	$1,988,128

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales (based on customer location)
United States	$263,722	$205,789	$495,223	$404,032
Other countries	243,442	161,103	466,070	336,427
Total	$507,164	$366,892	$961,293	$740,459

	June 25, 2021	December 25, 2020
Long-lived Assets
United States	$326,395	$301,643
Other countries	61,511	49,107
Total	$387,906	$350,750

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net earnings available to common shareholders	$110,118	$28,832	$215,805	$101,650
Weighted average shares outstanding for basic earnings per share	169,594	166,663	169,271	167,320
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,978	3,886	4,939	4,276
Weighted average shares outstanding for diluted earnings per share	174,572	170,549	174,210	171,596
Basic earnings per share	$0.65	$0.17	$1.27	$0.61
Diluted earnings per share	$0.63	$0.17	$1.24	$0.59

Stock options to purchase 737,000 and 2,530,000 shares were not included in the June 25, 2021 and June 26, 2020 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2020	10,208	$35.02	6,553	$28.02
Granted	841	72.21
Exercised	(674)	22.69
Canceled	(14)	43.06
Outstanding, June 25, 2021	10,361	$38.84	7,196	$31.31

The Company recognized year-to-date share-based compensation of $13.7 million in 2021 and $15.4 million in 2020. As of June 25, 2021, there was $17.9 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 25, 2021	June 26, 2020
Expected life in years	7.5	7.5
Interest rate	1.2%	1.5%
Volatility	25.3%	22.0%
Dividend yield	1.0%	1.3%
Weighted average fair value per share	$18.91	$12.18

Under the Company’s Employee Stock Purchase Plan, the Company issued 416,000 shares in 2021 and 400,000 shares in 2020. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Six Months Ended
	June 25, 2021	June 26, 2020
Expected life in years	1.0	1.0
Interest rate	0.1%	1.5%
Volatility	40.1%	21.9%
Dividend yield	1.1%	1.4%
Weighted average fair value per share	$21.50	$11.55

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Pension Benefits
Service cost	$2,724	$2,193	$5,445	$4,615
Interest cost	2,976	3,227	5,957	6,634
Expected return on assets	(5,131)	(4,651)	(10,261)	(9,401)
Amortization and other	2,555	2,517	5,106	5,238
Net periodic benefit cost	$3,124	$3,286	$6,247	$7,086
Postretirement Medical
Service cost	$175	$130	$350	$305
Interest cost	250	260	500	508
Amortization	250	190	500	367
Net periodic benefit cost	$675	$580	$1,350	$1,180

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended June 25, 2021
Balance, March 26, 2021	$(111,493)	$(20,506)	$(131,999)
Other comprehensive income (loss) before reclassifications	—	5,693	5,693
Reclassified to pension cost and deferred tax	1,838	—	1,838
Balance, June 25, 2021	$(109,655)	$(14,813)	$(124,468)

Six Months Ended June 25, 2021
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	—	(4,777)	(4,777)
Reclassified to pension cost and deferred tax	4,474	—	4,474
Balance, June 25, 2021	$(109,655)	$(14,813)	$(124,468)

Three Months Ended June 26, 2020
Balance, March 27, 2020	$(111,587)	$(60,743)	$(172,330)
Other comprehensive income (loss) before reclassifications	—	6,756	6,756
Reclassified to pension cost and deferred tax	1,892	—	1,892
Balance, June 26, 2020	$(109,695)	$(53,987)	$(163,682)

Six Months Ended June 26, 2020
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	—	2,079	2,079
Reclassified to pension cost and deferred tax	4,026	—	4,026
Balance, June 26, 2020	$(109,695)	$(53,987)	$(163,682)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $333 million and other receivables of $21 million as of June 25, 2021 and $302 million and $13 million, respectively, as of December 25, 2020.

Allowance for Credit Losses

Following is a summary of activity in the year to date allowance for credit losses (in thousands):

	June 25, 2021	June 26, 2020
Balance, beginning	$3,745	$4,828
Additions (reversals) charged to costs and expenses	265	631
Deductions from reserves (1)	(495)	(291)
Other additions (deductions) (2)	(4)	(9)
Balance, ending	$3,511	$5,159

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2)     Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	June 25, 2021	December 25, 2020
Finished products and components	$153,876	$133,122
Products and components in various stages of completion	95,695	83,791
Raw materials and purchased components	152,657	129,319
Subtotal	402,228	346,232
Reduction to LIFO cost	(64,703)	(60,528)
Total	$337,525	$285,704

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 25, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(101,173)	(14,312)	(376)	—	(115,861)
Foreign currency translation	(6,757)	(603)	—	(1,030)	(8,390)
Book value	$86,575	$11,159	$524	$61,603	$159,861
Weighted average life in years	13	10	5	N/A

As of December 25, 2020
Cost	$186,073	$25,187	$900	$61,920	$274,080
Accumulated amortization	(93,832)	(12,924)	(301)	—	(107,057)
Foreign currency translation	(6,004)	(538)	—	188	(6,354)
Book value	$86,237	$11,725	$599	$62,108	$160,669
Weighted average life in years	13	10	5	N/A

Amortization of intangibles for the quarter was $4.6 million in 2021 and $4.1 million in 2020 and for the year to date was $8.9 million in 2021 and $8.2 million in 2020. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Thereafter
Estimated Amortization Expense	$9,003	$17,964	$17,076	$15,518	$14,946	$23,751

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2020	$186,536	$141,513	$19,554	$347,603
Additions, adjustments from business acquisitions	13,249	—	—	13,249
Foreign currency translation	(2,835)	432	—	(2,403)
Balance, June 25, 2021	$196,950	$141,945	$19,554	$358,449

In the second quarter the Company completed the acquisition of a business that is not material to the consolidated financial statements.

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	June 25, 2021	December 25, 2020
Accrued self-insurance retentions	$8,209	$8,041
Accrued warranty and service liabilities	13,748	13,082
Accrued trade promotions	12,699	12,140
Payable for employee stock purchases	7,126	14,554
Customer advances and deferred revenue	57,884	41,689
Income taxes payable	11,871	8,564
Right of return refund liability	18,072	16,303
Operating lease liabilities, current	9,760	11,178
Other	36,780	31,709
Total	$176,149	$157,260

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 25, 2020	$13,082
Assumed in business acquisition	24
Charged to expense	5,271
Margin on parts sales reversed	1,741
Reductions for claims settled	(6,370)
Balance, June 25, 2021	$13,748

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $57.9 million as of June 25, 2021 and $41.7 million as of December 25, 2020. Net sales for the year to date included $24.0 million in 2021 and $14.2 million in 2020 that related to deferred revenue as of the beginning of each period.

11.Debt

On March 25, 2021, the Company entered into an Amended and Restated Credit Agreement that amends, supersedes and restates in its entirety the Company's prior Credit Agreement with U.S. Bank National Association, as administrative agent (the “Agent”) and a lender, and the other lenders that are parties thereto. The Amended and Restated Credit Agreement extends the maturity of the Company’s $500 million unsecured revolving credit facility from December 15, 2021 to March 25, 2026; includes a $250 million accordion feature; and provides mechanisms for two further one-year extensions of the maturity, subject to the consent of the extending banks.
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

12.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 25, 2021	December 25, 2020
Assets
Cash surrender value of life insurance	2	$22,486	$19,887
Forward exchange contracts	2	33	16
Total assets at fair value		$22,519	$19,903
Liabilities
Contingent consideration	3	$10,884	$9,454
Deferred compensation	2	5,689	5,099
Total liabilities at fair value		$16,573	$14,553

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

Long-term notes payable with fixed interest rates had a carrying amount of $150 million and estimated fair value of $165 million as of June 25, 2021 and estimated fair value of $170 million as of December 25, 2020. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The ongoing global COVID-19 pandemic and related governmental and business responses continue to have an impact on our operations, supply chains, distribution channels, and end-user customers. The timing and extent of the financial impact from the pandemic in our major geographies is still uncertain and we cannot predict the magnitude of the impact to the results of our operations or financial position. While we have been able to meet current demand in our businesses, our manufacturing and purchasing operations may experience supply chain disruptions that constrain our ability to meet future demand.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	Jun 25, 2021	Jun 26, 2020	% Change	June 25, 2021	June 26, 2020	% Change
Net Sales	$507.2	$366.9	38%	$961.3	$740.5	30%
Operating Earnings	133.8	44.8	199%	262.1	134.6	95%
Operating Earnings, adjusted (1)	133.8	79.8	68%	262.1	169.6	55%
Net Earnings	110.1	28.8	282%	215.8	101.7	112%
Net Earnings, adjusted (1)	108.0	62.3	73%	209.6	127.5	65%
Diluted Net Earnings per Common Share	$0.63	$0.17	271%	$1.24	$0.59	110%
Diluted Net Earnings per Common Share, adjusted (1)	$0.62	$0.37	68%	$1.20	$0.74	62%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

All segments and regions experienced double-digit percentage organic net sales growth for the quarter and year to date. Changes in currency translation rates increased worldwide sales by $12 million for the quarter and $23 million for the year to date.
Increased production volume, favorable product and channel mix and favorable changes in currency translation rates offset higher product costs and drove the gross profit margin rate for the quarter and year to date approximately 2 percentage points higher than the comparable periods last year. Total operating expenses increased 26 percent for the quarter and 18 percent for the year to date primarily due to increases in sales and earnings-based expenses.
2020 results for the quarter and year to date included non-cash impairment charges of $35 million ($34 million, $0.20 per diluted share, after tax effects) related to the divestiture of a U.K.-based valve business.

Excluding the impact of the prior year impairment and excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Operating earnings, as reported	$133.8	$44.8	$262.1	$134.6
Impairment	—	35.0	—	35.0
Operating earnings, adjusted	$133.8	$79.8	$262.1	$169.6

Earnings before income taxes	$131.7	$42.0	$257.5	$124.1
Impairment	—	35.0	—	35.0
Earnings before income taxes, adjusted	$131.7	$77.0	$257.5	$159.1

Income taxes, as reported	$21.6	$13.2	$41.7	$22.5
Impairment tax benefit	—	1.2	—	1.2
Excess tax benefit from option exercises	2.1	0.3	6.2	8.0
Income taxes, adjusted	$23.7	$14.7	$47.9	$31.7

Effective income tax rate
As reported	16.4%	31.4%	16.2%	18.1%
Adjusted	18.0%	19.1%	18.6%	19.9%

Net Earnings, as reported	$110.1	$28.8	$215.8	$101.7
Impairment, net	—	33.8	—	33.8
Excess tax benefit from option exercises	(2.1)	(0.3)	(6.2)	(8.0)
Net Earnings, adjusted	$108.0	$62.3	$209.6	$127.5

Weighted Average Diluted Shares	174.6	170.5	174.2	171.6
Diluted Earnings per Share
As reported	$0.63	$0.17	$1.24	$0.59
Adjusted	$0.62	$0.37	$1.20	$0.74

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	48.0	50.2	46.8	48.5
Gross Profit	52.0	49.8	53.2	51.5
Product development	4.2	4.9	4.3	4.7
Selling, marketing and distribution	13.6	13.3	13.7	14.4
General and administrative	7.8	9.8	8.0	9.5
Impairment	—	9.6	—	4.7
Operating Earnings	26.4	12.2	27.2	18.2
Interest expense	0.5	0.9	0.5	0.8
Other expense, net	(0.1)	(0.2)	—	0.6
Earnings Before Income Taxes	26.0	11.5	26.8	16.8
Income taxes	4.3	3.6	4.3	3.1
Net Earnings	21.7%	7.9%	22.4%	13.7%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Americas(1)	$302.0	$227.7	$566.9	$452.5
EMEA(2)	113.8	71.1	224.0	158.9
Asia Pacific	91.4	68.1	170.4	129.1
Consolidated	$507.2	$366.9	$961.3	$740.5
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions and Divestitures	Currency	Total	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	32%	0%	1%	33%	25%	0%	0%	25%
EMEA	49%	0%	11%	60%	32%	(1)%	10%	41%
Asia Pacific	31%	(6)%	9%	34%	28%	(4)%	8%	32%
Consolidated	35%	(1)%	4%	38%	27%	(1)%	4%	30%

Gross Profit

Gross profit margin rates improved approximately 2 percentage points for the quarter and year to date. Increased production volume, favorable product and channel mix and favorable changes in currency translation rates offset higher product costs.

Operating Expenses

Total operating expenses increased $27 million (26 percentage points) for the quarter and $37 million (18 percentage points) for the year to date mostly due to increases in sales and earnings-based expenses and product development spending. Changes in currency translation rates increased operating expenses by $3 million (2 percentage points) for the quarter and $5 million (2 percentage points) for the year to date.

Other Expense

Other non-operating expenses were comparable for the quarter and decreased $5 million for the year to date mostly due to favorable market valuation changes on investments held to fund certain retirement benefits liabilities.
Income Taxes

The effective income tax rate for the quarter and year to date was 16 percent, down 15 percentage points and 2 percentage points from the comparable periods last year, respectively. The decreases in effective tax rates were primarily due to non-deductible impairment charges in the prior year, partially offset by changes in excess tax benefits for stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales
Americas	$87.1	$58.4	$167.1	$132.8
EMEA	60.0	34.8	116.7	81.0
Asia Pacific	57.5	40.0	105.5	78.1
Total	$204.6	$133.2	$389.3	$291.9
Operating earnings as a percentage of net sales	34%	28%	35%	30%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	48%	0%	1%	49%	25%	0%	1%	26%
EMEA	55%	5%	12%	72%	32%	2%	10%	44%
Asia Pacific	35%	0%	8%	43%	27%	0%	8%	35%
Segment Total	46%	1%	6%	53%	28%	0%	5%	33%

Industrial segment sales for the quarter and year to date increased sharply in all regions as end markets strengthened from last year. Operating margin rates increased mostly due to higher production volume and expense leverage.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales
Americas	$59.7	$45.9	$116.5	$101.0
EMEA	15.8	13.2	30.6	29.0
Asia Pacific	21.7	18.6	41.5	33.8
Total	$97.2	$77.7	$188.6	$163.8
Operating earnings as a percentage of net sales	22%	15%	23%	18%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions and Divestitures	Currency	Total	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	30%	(1)%	1%	30%	15%	0%	0%	15%
EMEA	22%	(9)%	6%	19%	8%	(8)%	5%	5%
Asia Pacific	30%	(21)%	8%	17%	34%	(18)%	7%	23%
Segment Total	29%	(7)%	3%	25%	17%	(5)%	3%	15%

The Process segment had organic sales growth in all applications for the quarter and year to date. Higher production volume, the impact of divested operations and expense leverage combined to increase the operating margin rate for the quarter and year to date.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net Sales
Americas	$155.2	$123.3	$283.3	$218.6
EMEA	38.0	23.0	76.7	48.8
Asia Pacific	12.2	9.5	23.4	17.2
Total	$205.4	$155.8	$383.4	$284.6
Operating earnings as a percentage of net sales	24%	26%	26%	24%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	25%	0%	1%	26%	29%	0%	1%	30%
EMEA	52%	0%	13%	65%	45%	0%	12%	57%
Asia Pacific	17%	0%	12%	29%	25%	0%	12%	37%
Segment Total	29%	0%	3%	32%	32%	0%	3%	35%

Contractor segment sales increased by double-digit percentages in all regions for the quarter and year to date as construction markets remain robust. The operating margin rate for the quarter decreased 2 percentage points as increased sales volume and favorable changes in currency translation rates were unable to offset the adverse impacts of higher material costs, increased factory spending and higher sales and earnings-based expenses. Increased sales volume and favorable changes in currency translation rates drove the operating margin rate 1 percentage point higher for the year to date.

Liquidity and Capital Resources

Net cash provided by operating activities of $220 million increased $77 million from the first half of last year, mostly driven by the increase in net earnings, partially offset by increases in accounts receivable and inventories that reflect growth in business activity in the first half of 2021. Significant uses of cash in 2021 included dividend payments of $63 million, property, plant and equipment additions of $55 million and business acquisitions of $19 million. Proceeds from shares issued in the first half of 2021 totaled $33 million. Although the Company did not repurchase any shares in the first half of 2021, it may make opportunistic purchases going forward.

At June 25, 2021, the Company had various lines of credit totaling $596 million, of which $586 million was unused. In addition to its lines of credit, under the terms of a master note agreement with a sole lender expiring in January 2023, the Company may issue up to $200 million of senior notes. Interest on the notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from date of issuance.

Significant uses of cash in 2020 included purchases of Company common stock totaling $102 million, which were partially offset by net proceeds from shares issued totaling $42 million. Other significant uses of cash in 2020 included dividend payments of $58 million, property, plant and equipment additions of $33 million and business acquisitions of $27 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2021, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements.

Outlook

We are initiating an outlook for the full-year 2021 of mid-to-high teen sales growth on an organic, constant currency basis, with growth expected in every region and reportable segment. Demand levels in the Industrial and Process segments remain strong across major end markets and product categories. Our outlook for the Contractor segment remains positive as favorable conditions continue, however comparisons in the second half will be challenging.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the Company to purchase up to 18 million shares of its outstanding common stock, primarily through open-market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
March 27, 2021 - April 23, 2021	—	$—	—	18,517,834
April 24, 2021 - May 21, 2021	—	$—	—	18,517,834
May 22, 2021 - June 25, 2021	—	$—	—	18,517,834

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

10.1
Key Employee Agreement. Form of agreement offered to the Company’s CEO, CFO and each other executive officer in June of 2021, and to be offered to all other persons hired or promoted to be executive officers of the Company after April 22, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 27, 2021.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 21, 2021.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 21, 2021	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 21, 2021	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 21, 2021	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller
(Principal Accounting Officer)