Form 10-Q
period 2021-09-24
GRACO INC
filed 2021-10-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2021

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

169,965,576 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 13, 2021.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales	$486,696	$439,316	$1,447,989	$1,179,775
Cost of products sold	238,462	210,363	688,597	569,662
Gross Profit	248,234	228,953	759,392	610,113
Product development	19,762	17,715	60,739	52,744
Selling, marketing and distribution	66,078	54,009	197,432	160,228
General and administrative	37,795	31,957	114,493	102,322
Impairment	—	267	—	35,229
Operating Earnings	124,599	125,005	386,728	259,590
Interest expense	2,500	2,964	7,456	8,708
Other expense, net	344	1,025	31	5,738
Earnings Before Income Taxes	121,755	121,016	379,241	245,144
Income taxes	17,926	6,901	59,607	29,379
Net Earnings	$103,829	$114,115	$319,634	$215,765
Net Earnings per Common Share
Basic	$0.61	$0.68	$1.89	$1.29
Diluted	$0.59	$0.66	$1.83	$1.26
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Earnings	$103,829	$114,115	$319,634	$215,765
Components of other comprehensive income (loss)
Cumulative translation adjustment	(3,537)	30,966	(8,314)	33,045
Pension and postretirement medical liability adjustment	2,559	2,313	8,240	7,508
Income taxes - pension and postretirement medical liability adjustment	(564)	(512)	(1,771)	(1,681)
Other comprehensive income (loss)	(1,542)	32,767	(1,845)	38,872
Comprehensive Income	$102,287	$146,882	$317,789	$254,637
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 24, 2021	December 25, 2020
ASSETS
Current Assets
Cash and cash equivalents	$603,828	$378,909
Accounts receivable, less allowances of $4,200 and $4,400	324,284	314,946
Inventories	362,932	285,704
Other current assets	42,027	44,242
Total current assets	1,333,071	1,023,801
Property, Plant and Equipment, net	416,518	350,750
Goodwill	357,014	347,603
Other Intangible Assets, net	154,364	160,669
Operating Lease Assets	37,336	37,807
Deferred Income Taxes	32,842	25,828
Other Assets	46,183	41,670
Total Assets	$2,377,328	$1,988,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$50,323	$22,183
Trade accounts payable	86,858	58,305
Salaries and incentives	76,265	52,005
Dividends payable	31,937	31,636
Other current liabilities	181,831	157,260
Total current liabilities	427,214	321,389
Long-term Debt	150,000	150,000
Retirement Benefits and Deferred Compensation	183,254	184,747
Operating Lease Liabilities	30,389	29,224
Deferred Income Taxes	11,099	10,264
Other Non-current Liabilities	11,023	8,600
Shareholders’ Equity
Common stock	169,954	168,568
Additional paid-in-capital	728,015	671,206
Retained earnings	792,390	568,295
Accumulated other comprehensive income (loss)	(126,010)	(124,165)
Total shareholders’ equity	1,564,349	1,283,904
Total Liabilities and Shareholders’ Equity	$2,377,328	$1,988,128
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 24, 2021	September 25, 2020
Cash Flows From Operating Activities
Net Earnings	$319,634	$215,765
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	44,846	40,714
Deferred income taxes	(10,219)	(653)
Share-based compensation	19,882	21,434
Impairment	—	35,229
Change in
Accounts receivable	(10,793)	(48,733)
Inventories	(77,531)	(13,506)
Trade accounts payable	14,033	6,547
Salaries and incentives	22,770	(10,493)
Retirement benefits and deferred compensation	6,676	9,734
Other accrued liabilities	27,307	4,868
Other	626	1,813
Net cash provided by operating activities	357,231	262,719
Cash Flows From Investing Activities
Property, plant and equipment additions	(82,628)	(45,756)
Acquisition of businesses, net of cash acquired	(19,386)	(27,557)
Other	(102)	(70)
Net cash used in investing activities	(102,116)	(73,383)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	27,880	21,506
Borrowings on long-term lines of credit	—	250,000
Payments on long-term debt and lines of credit	(69)	(125,000)
Payments of debt issuance costs	(1,422)	—
Common stock issued	40,445	57,949
Common stock repurchased	—	(102,143)
Taxes paid related to net share settlement of equity awards	—	(1,797)
Cash dividends paid	(95,238)	(87,665)
Net cash provided by financing activities	(28,404)	12,850
Effect of exchange rate changes on cash	(1,792)	1,515
Net increase in cash and cash equivalents	224,919	203,701
Cash and Cash Equivalents
Beginning of year	378,909	220,973
End of period	$603,828	$424,674
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended September 24, 2021
Balance, June 25, 2021	$169,667	$715,635	$720,429	$(124,468)	$1,481,263
Shares issued	287	6,942	—	—	7,229
Stock compensation cost	—	5,438	—	—	5,438
Net earnings	—	—	103,829	—	103,829
Dividends declared ($0.188 per share)	—	—	(31,868)	—	(31,868)
Other comprehensive income (loss)	—	—	—	(1,542)	(1,542)
Balance, September 24, 2021	$169,954	$728,015	$792,390	$(126,010)	$1,564,349

Nine Months Ended September 24, 2021
Balance, December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	1,386	41,395	—	—	42,781
Stock compensation cost	—	17,750	—	—	17,750
Restricted stock canceled (issued)	—	(2,336)	—	—	(2,336)
Net earnings	—	—	319,634	—	319,634
Dividends declared ($0.563 per share)	—	—	(95,539)	—	(95,539)
Other comprehensive income (loss)	—	—	—	(1,845)	(1,845)
Balance, September 24, 2021	$169,954	$728,015	$792,390	$(126,010)	$1,564,349

Three Months Ended September 25, 2020
Balance, June 26, 2020	$166,693	$623,803	$400,154	$(163,682)	$1,026,968
Shares issued	751	14,981	—	—	15,732
Stock compensation cost	—	5,415	—	—	5,415
Net earnings	—	—	114,115	—	114,115
Dividends declared ($0.175 per share)	—	—	(29,060)	—	(29,060)
Other comprehensive income (loss)	—	—	—	32,767	32,767
Balance, September 25, 2020	$167,444	$644,199	$485,209	$(130,915)	$1,165,937

Nine Months Ended September 25, 2020
Balance, December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	2,484	54,399	—	—	56,883
Shares repurchased	(2,327)	(8,047)	(91,769)	—	(102,143)
Stock compensation cost	—	19,407	—	—	19,407
Net earnings	—	—	215,765	—	215,765
Dividends declared ($0.525 per share)	—	—	(87,778)	—	(87,778)
Other comprehensive income (loss)	—	—	—	38,872	38,872
Balance, September 25, 2020	$167,444	$644,199	$485,209	$(130,915)	$1,165,937

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of September 24, 2021 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 24, 2021 and September 25, 2020, and cash flows for the nine months ended September 24, 2021 and September 25, 2020 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 24, 2021, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales
Industrial	$211,030	$172,805	$600,339	$464,776
Process	96,184	78,773	284,790	242,610
Contractor	179,482	187,738	562,860	472,389
Total	$486,696	$439,316	$1,447,989	$1,179,775
Operating Earnings
Industrial	$73,294	$60,776	$207,905	$148,010
Process	21,514	16,187	64,923	45,970
Contractor	36,177	54,841	134,340	124,580
Unallocated corporate (expense)	(6,386)	(6,532)	(20,440)	(23,741)
Impairment	—	(267)	—	(35,229)
Total	$124,599	$125,005	$386,728	$259,590

Assets by segment were as follows (in thousands):

	September 24, 2021	December 25, 2020
Industrial	$694,616	$632,165
Process	427,020	404,370
Contractor	484,933	438,067
Unallocated corporate	770,759	513,526
Total	$2,377,328	$1,988,128

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales (based on customer location)
United States	$244,086	$247,197	$739,309	$651,229
Other countries	242,610	192,119	708,680	528,546
Total	$486,696	$439,316	$1,447,989	$1,179,775

	September 24, 2021	December 25, 2020
Long-lived Assets
United States	$354,837	$301,643
Other countries	61,681	49,107
Total	$416,518	$350,750

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net earnings available to common shareholders	$103,829	$114,115	$319,634	$215,765
Weighted average shares outstanding for basic earnings per share	169,834	167,102	169,459	167,248
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,940	4,551	4,939	4,367
Weighted average shares outstanding for diluted earnings per share	174,774	171,653	174,398	171,615
Basic earnings per share	$0.61	$0.68	$1.89	$1.29
Diluted earnings per share	$0.59	$0.66	$1.83	$1.26

Stock options to purchase 428,000 and 1,281,000 shares were not included in the September 24, 2021 and September 25, 2020 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 25, 2020	10,208	$35.02	6,553	$28.02
Granted	841	72.21
Exercised	(958)	23.28
Canceled	(131)	54.75
Outstanding, September 24, 2021	9,960	$39.03	7,627	$33.49

The Company recognized year-to-date share-based compensation of $19.9 million in 2021 and $21.4 million in 2020. As of September 24, 2021, there was $12.6 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 24, 2021	September 25, 2020
Expected life in years	7.5	7.5
Interest rate	1.2%	1.5%
Volatility	25.3%	22.0%
Dividend yield	1.0%	1.3%
Weighted average fair value per share	$18.91	$12.18

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

	Nine Months Ended
	September 24, 2021	September 25, 2020
Expected life in years	1.0	1.0
Interest rate	0.1%	1.5%
Volatility	40.1%	21.9%
Dividend yield	1.1%	1.4%
Weighted average fair value per share	$21.50	$11.55

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Pension Benefits
Service cost	$1,674	$2,392	$7,119	$7,007
Interest cost	2,519	3,351	8,476	9,985
Expected return on assets	(5,412)	(4,706)	(15,673)	(14,107)
Amortization and other	2,148	2,777	7,254	8,015
Net periodic benefit cost	$929	$3,814	$7,176	$10,900
Postretirement Medical
Service cost	$153	$152	$503	$457
Interest cost	124	254	624	762
Amortization	252	183	752	550
Net periodic benefit cost	$529	$589	$1,879	$1,769

Subsequent Event

Subsequent to the end of the third quarter, the Company entered into an agreement under which approximately $63 million of $414 million in pension obligations in its two U.S. funded defined benefit pension plans were transferred to an insurance company.
Under the agreement, the Company will purchase a group annuity contract for approximately 421 plan participants that will provide for an irrevocable commitment to make annuity payments to the affected participants. The payment obligation and administration thereof for the affected participants will be transferred from the pension plans to the insurance company. The transfer will not change the amount of the monthly pension benefits received by the affected participants. The smaller of the two pension plans will be merged into the larger plan in the fourth quarter of 2021, with the larger plan being the surviving plan.

This arrangement is part of the Company’s effort to reduce the overall size and volatility of its pension plan obligations. The purchase of the group annuity contract will be funded through existing plan assets. The Company expects to recognize a non-cash pension settlement loss of approximately $12 million before tax in the fourth quarter of 2021. This charge represents the acceleration of deferred charges currently accrued in accumulated other comprehensive income. The actual amount of the settlement loss will depend on the value of plan assets and the discount rate as of the measurement date.

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 24, 2021
Balance, June 25, 2021	$(109,655)	$(14,813)	$(124,468)
Other comprehensive income (loss) before reclassifications	—	(3,537)	(3,537)
Reclassified to pension cost and deferred tax	1,995	—	1,995
Balance, September 24, 2021	$(107,660)	$(18,350)	$(126,010)

Nine Months Ended September 24, 2021
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	—	(8,314)	(8,314)
Reclassified to pension cost and deferred tax	6,469	—	6,469
Balance, September 24, 2021	$(107,660)	$(18,350)	$(126,010)

Three Months Ended September 25, 2020
Balance, June 26, 2020	$(109,695)	$(53,987)	$(163,682)
Other comprehensive income (loss) before reclassifications	—	30,966	30,966
Reclassified to pension cost and deferred tax	1,801	—	1,801
Balance, September 25, 2020	$(107,894)	$(23,021)	$(130,915)

Nine Months Ended September 25, 2020
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	—	33,045	33,045
Reclassified to pension cost and deferred tax	5,827	—	5,827
Balance, September 25, 2020	$(107,894)	$(23,021)	$(130,915)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $316 million and other receivables of $9 million as of September 24, 2021 and $302 million and $13 million, respectively, as of December 25, 2020.

Allowance for Credit Losses

Following is a summary of activity in the year to date allowance for credit losses (in thousands):

	September 24, 2021	September 25, 2020
Balance, beginning	$3,745	$4,828
Additions (reversals) charged to costs and expenses	164	338
Deductions from reserves (1)	(425)	(1,247)
Other additions (deductions) (2)	68	106
Balance, ending	$3,552	$4,025

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	September 24, 2021	December 25, 2020
Finished products and components	$165,771	$133,122
Products and components in various stages of completion	110,284	83,791
Raw materials and purchased components	166,633	129,319
Subtotal	442,688	346,232
Reduction to LIFO cost	(79,756)	(60,528)
Total	$362,932	$285,704

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 24, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(104,892)	(15,023)	(414)	—	(120,329)
Foreign currency translation	(7,414)	(655)	—	(1,350)	(9,419)
Book value	$82,199	$10,396	$486	$61,283	$154,364
Weighted average life in years	13	10	5	N/A

As of December 25, 2020
Cost	$186,073	$25,187	$900	$61,920	$274,080
Accumulated amortization	(93,832)	(12,924)	(301)	—	(107,057)
Foreign currency translation	(6,004)	(538)	—	188	(6,354)
Book value	$86,237	$11,725	$599	$62,108	$160,669
Weighted average life in years	13	10	5	N/A

Amortization of intangibles for the quarter was $4.6 million in 2021 and $4.2 million in 2020 and for the year to date was $13.4 million in 2021 and $12.5 million in 2020. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Thereafter
Estimated Amortization Expense	$4,646	$17,757	$16,980	$15,425	$14,853	$23,420

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2020	$186,536	$141,513	$19,554	$347,603
Additions, adjustments from business acquisitions	13,321	—	—	13,321
Foreign currency translation	(4,003)	93	—	(3,910)
Balance, September 24, 2021	$195,854	$141,606	$19,554	$357,014

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	September 24, 2021	December 25, 2020
Accrued self-insurance retentions	$8,111	$8,041
Accrued warranty and service liabilities	14,139	13,082
Accrued trade promotions	14,035	12,140
Payable for employee stock purchases	11,522	14,554
Customer advances and deferred revenue	56,000	41,689
Income taxes payable	9,126	8,564
Right of return refund liability	19,001	16,303
Operating lease liabilities, current	9,409	11,178
Other	40,488	31,709
Total	$181,831	$157,260

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 25, 2020	$13,082
Assumed in business acquisition	24
Charged to expense	8,074
Margin on parts sales reversed	2,609
Reductions for claims settled	(9,650)
Balance, September 24, 2021	$14,139

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $56.0 million as of September 24, 2021 and $41.7 million as of December 25, 2020. Net sales for the year to date included $40.4 million in 2021 and $25.9 million in 2020 that related to deferred revenue as of the beginning of each period.

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

12.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 24, 2021	December 25, 2020
Assets
Cash surrender value of life insurance	2	$22,523	$19,887
Forward exchange contracts	2	34	16
Total assets at fair value		$22,557	$19,903
Liabilities
Contingent consideration	3	$11,765	$9,454
Deferred compensation	2	5,918	5,099
Total liabilities at fair value		$17,683	$14,553

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

Long-term notes payable with fixed interest rates had a carrying amount of $150 million and estimated fair value of $165 million as of September 24, 2021 and estimated fair value of $170 million as of December 25, 2020. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The ongoing global COVID-19 pandemic and related governmental and business responses continue to have an impact on our operations, supply chains, distribution channels, and end-user customers. The timing and extent of the financial impact from the pandemic in our major geographies is still uncertain and we cannot predict the magnitude of the impact to the results of our operations or financial position. The Company has experienced raw material inflation, logistical challenges and certain component shortages. The disruptions have adversely impacted profitability in the near-term, especially within the higher volume Contractor segment. We expect these challenges to continue into 2022.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 24, 2021	Sep 25, 2020	% Change	Sep 24, 2021	Sep 25, 2020	% Change
Net Sales	$486.7	$439.3	11%	$1,448.0	$1,179.8	23%
Operating Earnings	124.6	125.0	—%	386.7	259.6	49%
Operating Earnings, adjusted (1)	124.6	125.3	(1)%	386.7	294.8	31%
Net Earnings	103.8	114.1	(9)%	319.6	215.8	48%
Net Earnings, adjusted (1)	100.3	101.8	(1)%	309.9	229.2	35%
Diluted Net Earnings per Common Share	$0.59	$0.66	(11)%	$1.83	$1.26	45%
Diluted Net Earnings per Common Share, adjusted (1)	$0.57	$0.59	(3)%	$1.78	$1.34	33%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased in all regions for the quarter and year to date. Changes in currency translation rates increased worldwide sales by $6 million for the quarter and $29 million for the year to date.
Gross profit margin rate for the quarter weakened as realized pricing, increased production volume and favorable changes in currency translation rates were unable to offset higher product costs caused by supply chain and inflationary challenges. Total operating expenses for the quarter increased as a percentage of sales due to increases in sales and earnings-based expenses.
2020 results for the year to date included non-cash impairment charges of $35 million ($34 million, $0.20 per diluted share, after tax effects) related to the divestiture of a U.K.-based valve business.

Excluding the impact of the prior year impairment, excess tax benefits related to stock option exercises and certain tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Operating earnings, as reported	$124.6	$125.0	$386.7	$259.6
Impairment	—	0.3	—	35.2
Operating earnings, adjusted	$124.6	$125.3	$386.7	$294.8

Earnings before income taxes	$121.8	$121.0	$379.2	$245.1
Impairment	—	0.3	—	35.2
Earnings before income taxes, adjusted	$121.8	$121.3	$379.2	$280.3

Income taxes, as reported	$17.9	$6.9	$59.6	$29.4
Impairment tax benefit	—	—	—	1.2
Excess tax benefit from option exercises	2.6	4.6	8.8	12.6
Other non-recurring tax benefit	0.9	8.0	0.9	8.0
Income taxes, adjusted	$21.4	$19.5	$69.3	$51.2

Effective income tax rate
As reported	14.7%	5.7%	15.7%	12.0%
Adjusted	17.6%	16.1%	18.3%	18.3%

Net Earnings, as reported	$103.8	$114.1	$319.6	$215.8
Impairment, net	—	0.3	—	34.0
Excess tax benefit from option exercises	(2.6)	(4.6)	(8.8)	(12.6)
Other non-recurring tax benefit	(0.9)	(8.0)	(0.9)	(8.0)
Net Earnings, adjusted	$100.3	$101.8	$309.9	$229.2

Weighted Average Diluted Shares	174.8	171.7	174.4	171.6
Diluted Earnings per Share
As reported	$0.59	$0.66	$1.83	$1.26
Adjusted	$0.57	$0.59	$1.78	$1.34

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	49.0	47.9	47.6	48.3
Gross Profit	51.0	52.1	52.4	51.7
Product development	4.1	4.0	4.2	4.5
Selling, marketing and distribution	13.6	12.3	13.6	13.7
General and administrative	7.8	7.3	7.9	8.7
Impairment	—	0.1	—	3.0
Operating Earnings	25.6	28.5	26.7	22.0
Interest expense	0.5	0.7	0.5	0.7
Other expense, net	0.1	0.2	—	0.5
Earnings Before Income Taxes	25.0	27.5	26.2	20.8
Income taxes	3.7	1.6	4.1	2.6
Net Earnings	21.3%	26.0%	22.1%	18.3%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Americas(1)	$280.4	$277.1	$847.3	$729.6
EMEA(2)	115.0	93.0	339.0	251.9
Asia Pacific	91.3	69.2	261.7	198.3
Consolidated	$486.7	$439.3	$1,448.0	$1,179.8
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	1%	0%	0%	1%	16%	0%	0%	16%
EMEA	20%	2%	2%	24%	27%	0%	8%	35%
Asia Pacific	27%	0%	5%	32%	28%	(3)%	7%	32%
Consolidated	9%	0%	2%	11%	20%	0%	3%	23%

Gross Profit

The third quarter gross profit margin rate decreased 1 percentage point from the comparable period last year as realized pricing, increased production volume and favorable changes in currency translation rates were unable to offset higher product costs caused by supply chain and inflationary challenges. For the year to date, the gross profit margin rate increased approximately 1 percentage point as realized pricing, increased production volume and favorable changes in currency translation rates offset higher product costs.

Operating Expenses

Total operating expenses for the quarter increased $20 million (19 percent) compared to the third quarter last year, including approximately $9 million (9 percentage points) of increases in sales and earnings-based expenses. Year-to-date operating expenses increased $57 million (18 percent) compared to the comparable period last year. The increase includes $28 million (9 percentage points) of increases in sales and earnings-based expenses and $5 million (2 percentage points) related to foreign currency translation.

Other Expense

Other non-operating expenses were comparable for the quarter and decreased $6 million for the year to date mostly due to favorable market valuation changes on investments held to fund certain retirement benefits liabilities.
Income Taxes

The effective income tax rate for the quarter was 15 percent, up 9 percentage points from the prior year quarter. The effective income tax rate for the year to date was 16 percent, up 4 percentage points from the comparable period last year. The increases in effective tax rates were primarily due to changes in excess tax benefits for stock option exercises and the effect of non-recurring tax benefits from other tax planning activities completed in 2020. These increases were partially offset by non-deductible impairment charges in the prior year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales
Americas	$87.2	$76.1	$254.3	$209.0
EMEA	68.3	52.7	185.0	133.7
Asia Pacific	55.5	44.0	161.0	122.1
Total	$211.0	$172.8	$600.3	$464.8
Operating earnings as a percentage of net sales	35%	35%	35%	32%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	14%	0%	0%	14%	21%	0%	1%	22%
EMEA	24%	3%	3%	30%	29%	2%	7%	38%
Asia Pacific	21%	0%	6%	27%	25%	0%	7%	32%
Segment Total	19%	1%	2%	22%	24%	1%	4%	29%

Sales increased in all Industrial segment regions and major end markets for the quarter and year to date. The operating margin rate for the quarter was flat compared to the prior year as higher production volume, realized pricing and favorable product and channel mix offset the impacts of higher product costs and increased sales and earnings-based expenses. For the year to date, the operating margin rate increased mostly due to higher production volume, realized pricing and expense leverage.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales
Americas	$58.5	$52.2	$175.0	$153.2
EMEA	13.8	11.5	44.4	40.5
Asia Pacific	23.9	15.1	65.4	48.9
Total	$96.2	$78.8	$284.8	$242.6
Operating earnings as a percentage of net sales	22%	21%	23%	19%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions and Divestitures	Currency	Total
Americas	11%	0%	1%	12%	14%	0%	0%	14%
EMEA	17%	0%	3%	20%	11%	(6)%	4%	9%
Asia Pacific	54%	0%	4%	58%	40%	(13)%	7%	34%
Segment Total	21%	0%	1%	22%	18%	(3)%	2%	17%

The Process segment had organic sales growth in all divisions for the quarter and year to date. Expense leverage improved the operating margin rate for the quarter. Higher production volume, the impact of divested operations and expense leverage drove the operating margin rate higher for the year to date.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net Sales
Americas	$134.5	$148.7	$417.8	$367.4
EMEA	32.9	28.9	109.6	77.7
Asia Pacific	12.1	10.1	35.5	27.3
Total	$179.5	$187.7	$562.9	$472.4
Operating earnings as a percentage of net sales	20%	29%	24%	26%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(10)%	0%	1%	(9)%	13%	0%	1%	14%
EMEA	12%	0%	2%	14%	33%	0%	8%	41%
Asia Pacific	14%	0%	4%	18%	21%	0%	9%	30%
Segment Total	(5)%	0%	1%	(4)%	17%	0%	2%	19%

Contractor segment sales declined in the quarter due to the effects of a successful new product offering in the prior year that did not repeat. The operating margin rate decreased 9 percentage points for the quarter and 2 percentage points for the year to date primarily due to higher product costs caused by supply chain and inflationary challenges.

Liquidity and Capital Resources

Net cash provided by operating activities of $357 million increased $95 million from the comparable period last year, mostly driven by the increase in net earnings, partially offset by increases in accounts receivable and inventories that reflect growth in business activity. Significant uses of cash in 2021 included dividend payments of $95 million, property, plant and equipment additions of $83 million and business acquisitions of $19 million. Proceeds from shares issued in 2021 totaled $40 million. Although the Company did not repurchase any shares through the third quarter of 2021, it may make opportunistic purchases going forward.

At September 24, 2021, the Company had various lines of credit totaling $595 million, of which $545 million was unused. In addition to its lines of credit, under the terms of a master note agreement with a sole lender expiring in January 2023, the Company may issue up to $200 million of senior notes. Interest on the notes will be determined at the time of issuance, at a fixed or LIBOR-based floating rate at the option of the Company, provided that the maximum aggregate principal amount of notes bearing interest at a floating rate may not exceed $100 million. Fixed rate notes issued under the agreement will mature no longer than 12 years from date of issuance and variable rate notes will mature no longer than 10 years from date of issuance.

Significant uses of cash in 2020 included purchases of Company common stock totaling $102 million, which were partially offset by net proceeds from shares issued totaling $56 million. Other significant uses of cash in 2020 included dividend payments of $88 million, property, plant and equipment additions of $46 million and business acquisitions of $28 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2021, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements.

Outlook

For the full-year 2021, the Company continues to target mid-to-high teen sales growth on an organic, constant currency basis. Demand levels for all segments remains strong across major end markets and product categories which is expected to continue for the balance of the year.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
June 26, 2021 - July 23, 2021	—	$—	—	18,517,834
July 24, 2021 - August 20, 2021	—	$—	—	18,517,834
August 21, 2021 - September 24, 2021	—	$—	—	18,517,834

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 20, 2021.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 20, 2021	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 20, 2021	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 20, 2021	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller
(Principal Accounting Officer)