Form 10-K
period 2021-12-31
GRACO INC
filed 2022-02-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 31, 2021, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the transition period from                      to                     .
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 169,657,291 shares of common stock held by non-affiliates of the registrant was $12,720,903,679 as of June 25, 2021.

170,351,046 shares of common stock were outstanding as of January 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2022, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

We also make targeted acquisitions to broaden our product offering, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. We completed business acquisitions in 2021, 2020 and 2019 that were not material to our consolidated financial statements.

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

Manufacturing and Distribution

We manufacture a majority of our products in the United States (“U.S.”). We also manufacture products in Switzerland (Industrial segment), Italy (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments) and Romania (Industrial segment). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

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

Outside of the U.S., our subsidiaries located in Australia, Belgium, Japan, Italy, Korea, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; Shanghai, P.R.C.; and Porto Alegre, Brazil reinforce our commitment to their regions.

Our manufacturing capacity is sufficient for current business demand levels. Production requirements in the immediate future are expected to be met through existing facilities, planned facility expansions, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. Construction is in progress on a facility in Dayton, Minnesota that will contain manufacturing operations for our high performance coatings and foam business as well as a portion of our Process division. In 2022, we expect to begin facility expansion projects in our Sioux Falls, South Dakota; St. Gallen, Switzerland; and Sibiu, Romania manufacturing facilities. We are in the planning and design phases of additional projects to expand capacity in other manufacturing and distribution locations in 2022 and beyond. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Suzhou and Shanghai, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; Kamas, Utah; and Coventry, United Kingdom. In 2021, we opened facilities in Dongguan City, P.R.C. and Aachen, Germany, devoted to the support and development of products for electronics assembly, battery and new energy vehicles. The product development and engineering groups focus on new product design, product improvements, and new applications for existing products and technologies for their specific customer base. We continue to enhance our product capabilities with particular emphasis on automation and configurability, easier integration with end-user customer manufacturing and business systems, and increased focus on data and analytics. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products and enhance their ability to manage products and efficiency and support their sustainability initiatives.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $80 million in 2021, $72 million in 2020 and $68 million in 2019. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. We will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Industrial Segment

The Industrial segment is our largest segment and represents approximately 42 percent of our total sales in 2021. It includes the Industrial Products and Applied Fluid Technologies divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs.

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

Process Segment

The Process segment represented approximately 20 percent of our total sales in 2021. It includes our Process, Oil and Natural Gas, and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semiconductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

Contractor Segment

The Contractor segment represented approximately 38 percent of our total sales in 2021. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional painting contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

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

2022 Change in Organizational Structure

As previously announced, effective January 1, 2022, our high performance coatings and foam product offerings within the Applied Fluid Technologies division of the Industrial segment were realigned and are now managed under the Contractor segment. High performance coatings and foam equipment includes two-component proportioning systems to spray foam and polyurea coatings, equipment that sprays specialty coatings for protection and fireproofing and vapor-abrasive blasting equipment. Also effective January 1, 2022, our Oil and Natural Gas division is now combined into our Lubrication division, with no impact to Process segment reporting. These changes will allow leadership to address overlap of markets, products, end users and distributors between the businesses.

Segment operating results will be reported under the new organizational structure commencing with the first quarter of 2022, in connection with the effective date of the realignment. Historic segment information restated to conform to the new organizational structure is available as supplemental financial information on the Company’s website at www.graco.com.

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

In 2021, we experienced logistical and production constraints associated with raw materials and purchased components. These constraints were due to limited component availability, reduced freight capacity, shipping delays, and labor shortages. While we were generally able to find alternative suppliers to source raw materials and components for our products as interruptions persisted, these constraints reduced our ability to meet strengthening demand and increased lead times across many of our product lines. Additionally, we experienced price inflation related to raw materials and purchased components. The effects of inflation were most pronounced on motors, electronics, and commodity prices for materials, such as aluminum, stainless steel, carbon steel bar stock, plastics and copper. Although pressures from tariffs continued in 2021, we worked with our supplier base on a variety of opportunities to lessen the effect.

We endeavor to address fluctuations in the price and availability of various materials and components through close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

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

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 31, 2021.

Human Capital Resources

As of December 31, 2021, we employed approximately 3,800 persons. Of this total, approximately 1,400 were employees based outside of the U.S., and 1,600 were hourly factory workers in the U.S. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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

Health, Wellness & Safety

The personal health and safety of each of our employees is of primary importance. The prevention of occupationally-induced injuries and illnesses is given precedence over operating productivity. Our Health, Wellness and Safety program is designed to increase engagement, reduce absenteeism due to illness or injury, provide healthier lifestyle choices, and reduce health risk factors for our employees.

Our experience with – and ongoing commitment to – workplace health and safety has enabled us to remain operational throughout the COVID-19 pandemic while at the same time protecting the health and safety of our employees and workplace visitors. We have implemented a variety of comprehensive protocols, practices, operational changes, workplace modifications and arrangements. Employees have adapted to evolving conditions and continue to adapt as processes and procedures are adjusted and aligned with public health authority recommendations and requirements.

Total Rewards

Our reward programs connect all employees to the performance and success of the Company. As an employer of choice, we offer pay, benefits and a work environment that attracts and retains high-performing talent. We believe that an effective compensation program must be market competitive as well as fair and equitable. Our compensation program is designed to attract and retain top talent, drive and reward performance and enhance our reputation. Our total rewards program is comprised of various elements, including base pay, variable pay, equity-based compensation for all employees, and health, welfare and retirement benefits.

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

Our executive officers responsible for setting overall strategy average nearly 21 years of tenure with us. Tenure of all employees averages nearly 10 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

We are committed to maintaining a culture of trust that recognizes the dignity and uniqueness of the individual. We provide equal opportunities for professional growth and advancement based on performance, qualifications, demonstrated skill and achievements. All employees are encouraged, under a continuous improvement program with financial incentives, to submit ideas to improve profitability, quality, safety and environmental practices. New employee orientations and regular ethics training are required for all employees. We complete a biennial survey of our employees to assess our culture, benchmark us against industry leaders, and to make improvements as necessary.

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

COVID-19 Pandemic Risks

The COVID-19 pandemic, the governmental, business and societal responses to the pandemic, and the resulting impacts on global economic activity have adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

The COVID-19 pandemic and related governmental, business and societal responses to the pandemic have had, and may continue to have, an adverse effect on our operations, employees, supply chains, distribution channels, and end-user customers. In response to the pandemic, we invested in and implemented a variety of measures intended to protect the health and safety of our employees. Implementation of these measures impacted the efficiency and productivity of our workforce and our operations, and the continuation or reinstatement of some or all of these measures, or the implementation of new or additional measures, could impact the efficiency and productivity of our workforce and our operations in the future. Our ability to manufacture products and provide related services is dependent on the health, safety and availability of our employees. Notwithstanding the health and safety measures we implemented in response to the pandemic, a number of our employees have been infected with or exposed to COVID-19, and in the future a number of our employees may be infected (or re-infected) with or exposed (or re-exposed) to COVID-19, which has impacted, and in the future may impact, our ability to manufacture products and provide related services in a timely manner. We have experienced, and in the future may experience, certain supply chain disruptions related to the pandemic, including increased costs of raw materials and components, and delays, shortages and difficulties in sourcing raw materials and components. Similarly, we have experienced, and in the future may experience, volatility in demand for certain of our products, inability to meet end-user customer demand, and distribution and logistics challenges, including increased freight costs, reduced freight capacity, and shipping delays. We have also experienced, and in the future may experience, restrictions on our employees’ ability to meet customers in person and the cancellation, postponement and reformatting of trade shows, industry events and product demonstrations, which has impacted, and in the future may impact, our selling activities and our ability to convert those activities into actual sales. Management has focused on mitigating the effects of the COVID-19 pandemic on our employees and our business, which has required a large investment of time, energy and resources. The duration and extent to which management will be required to focus on mitigating the effects of the COVID-19 pandemic on our employees and our business in the future, including complying with existing, new or modified governmental rules, regulations or standards, could require significant additional investment of management’s time, energy and resources.

The extent to which the continuing COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus and new variants of the virus; the duration and scope of the pandemic; the efficacy, distribution and adoption rate of vaccines; whether there are additional waves of the pandemic; whether there are continued increases or spikes in COVID-19 cases in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, societal, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on consumer and business confidence and spending; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facilities and other critical functions, particularly if a significant number of employees are absent because they become ill, are quarantined as a result of exposure, are reluctant to show up for work, or resign or are restricted from working as a result of vaccine mandates; our ability to sell our products and services and provide product support, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee or Company healthcare costs under our self-insurance programs; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors and end-user customers to pay for our products and services; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse effects to our business as a result of ongoing or new economic impacts that may occur in the future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in this report, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Pension Plan – Declines in interest rates, asset values and investment returns could significantly increase our pension costs and required pension contributions.

The Company sponsors a qualified defined benefit pension plan for certain U.S. employees and retirees of the Company. The pension plan is funded with trust assets invested in a diversified portfolio of equity, fixed income and other investments. Declines in interest rates, the market value of plan assets, and investment returns could significantly increase our net periodic pension costs and our future pension contribution requirements and adversely affect our results of operations and financial condition.

Strategic Risks

Growth Strategies and Acquisitions - Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. The success of our acquisition strategy depends on our ability to successfully identify and properly value suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions and integrate or add the acquired businesses into our existing businesses or corporate structure. Once successfully integrated into our existing businesses or added to our corporate structure, the acquired businesses may not perform as planned, be accretive to earnings, generate positive cash flows, provide an acceptable return on investment or otherwise be beneficial to us. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers, distributors and employees will react to the acquisitions that we make. Acquisitions may result in the assumption of undisclosed or contingent liabilities, the incurrence of increased indebtedness and expenses, and the diversion of management’s time and attention away from other business matters, any of which may have an adverse affect on our business, results of operations and financial condition. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third-party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we make, the new products that we develop and the channel expansions that we make.

Competition - Our success depends upon our ability to develop, market and sell new products that meet our customers’ needs, and anticipate industry changes.

Our profitability will be affected if we do not develop new products and technologies that meet our customers’ needs. Our ability to develop, market and sell products that meet our customers’ needs depends upon a number of factors, including anticipating the features and products that our customers will need in the future, identifying and entering into new markets, training our distributors, and anticipating market trends. Changes in industries that we serve, including consolidation of competitors, distributors and customers, could affect our success. Increases in the number of competitors, the market reach of competitors, and the quality of competitive products could also affect our success. Price competition and competitor strategies could negatively impact our growth and have an adverse impact on our results of operations.

Impairment - If acquired businesses do not meet performance expectations, acquired assets could be subject to impairment.

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

Our Contractor segment derives a significant amount of revenue from a few large customers. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the profitability of this segment. The business of these customers is dependent upon the economic vitality of the construction and home improvement markets. If these markets decline, the business of our customers could be adversely affected and their purchases of our equipment could decrease which could have an adverse impact on our results of operations.

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

We source certain of our materials and components from suppliers outside the U.S., and from suppliers within the U.S. who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of raw materials and components have impacted and may continue to impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises (such as the ongoing COVID-19 pandemic), political or other factors. Raw materials may become limited in availability from certain regions. Port labor issues may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products. Shortages, delivery delays and price inflation in a wide variety of raw materials and components (including but not limited to electronic components, castings, engines and motors) and logistical challenges (including but not limited to increased freight costs, shipping container shortages, trucking shortages, ocean, railway and air freight capacity constraints, labor shortages and port delays) have adversely affected production and profitability and may continue to adversely affect production and profitability.

Information Systems - Interruption of or intrusion into information systems may impact our business.

We rely on information systems and networks, including the internet, to conduct and support our business. Some of these systems and networks are managed, hosted and provided by third parties. We use these systems and networks to record, process, summarize, transmit and store electronic information, and to manage or support our business processes and activities. We have implemented measures intended to secure our information systems and networks and prevent unauthorized access to or loss of sensitive data. However, these measures may not be effective against all eventualities, and our information systems and networks may be vulnerable to hacking, human error, fraud or other misconduct, system error, faulty password management or other irregularities. Cybersecurity threats are increasing in frequency, sophistication and severity. We experience cybersecurity threats from time to time, and expect to continue to experience such threats in the future. To date, we have not experienced a material cybersecurity incident. Security breaches or intrusion into our information systems or networks or the information systems or networks of the third parties with whom we do business pose a risk to the confidentiality, availability and integrity of our data, and could lead to any one or more of the following: the compromising of confidential information; manipulation, unauthorized use, theft or destruction of data; product defects or malfunctions; production downtimes and operations disruptions; litigation; regulatory action; fines; and other costs and adverse consequences. The occurrence of a security breach or an intrusion into an information system or a network, or the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks or the internet, may adversely affect our business, reputation, results of operations and financial condition.

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

In 2021, approximately 49 percent of our sales were generated by customers located outside the U.S. Operating and selling outside of the U.S. exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Catastrophic Events - Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

The loss of, or substantial damage to, one of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture product, fulfill customer orders and provide our employees with work. Flooding, tornadoes, hurricanes, unusually heavy precipitation or other severe weather events, earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest or outbreaks, epidemics or pandemics of infectious diseases (such as the ongoing COVID-19 pandemic) could adversely impact our operations.

Personnel - Our success may be affected if we are not able to attract, develop and retain qualified personnel.

Our success depends in large part on our ability to identify, recruit, develop and retain qualified personnel. If we are unable to successfully identify, recruit, develop and retain qualified personnel or adapt to changing worker expectations and working arrangements, it may be difficult for us to meet our strategic objectives and grow our business, which could adversely affect our results of operations and financial condition.

Legal, Regulatory and Compliance Risks

Changes in Laws and Regulations - Changes may impact how we can do business and the cost of doing business around the world.

We are subject to many laws and regulations in the jurisdictions where we operate, and as our business grows and expands geographically, we may become subject to additional laws and regulations previously inapplicable to our business. Changes to laws and regulations to which we are currently subject, and exposure to additional laws and regulations previously inapplicable to our business, increase our cost of doing business, may affect the manner in which our products will be produced or delivered, may affect the locations and facilities from which we conduct business, and may impact our long-term ability to provide returns to our shareholders.

Anti-Corruption and Trade Laws - We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

As a global manufacturer, we are subject to a variety of complex and stringent laws and regulations related to bribery, corruption and trade. The continued geographic expansion of our business increases our exposure to, and cost of complying with, these laws and regulations. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-bribery, anti-corruption or trade laws and regulations, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 22, 2022, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Rogers, Minnesota, United States	Owned	782,000	Manufacturing, warehouse, office and product development	Contractor
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial and Process
Rogers, Minnesota, United States	Leased	268,000	Distribution center and office	All segments
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development	Process
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing, warehouse and office	Industrial and Contractor
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate, Industrial and Process
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Pompano Beach, Florida, United States	Leased	109,000	Office, assembly and warehouse	Contractor

Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial and Process
Kamas, Utah, United States	Owned	74,000	Manufacturing, warehouse, office, product development and test laboratory	Process
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Minneapolis, Minnesota, United States	Owned	42,000	Corporate office	All segments
Fremont, California, United States	Leased	27,000	Manufacturing, office and warehouse	Process
Europe
Maasmechelen, Belgium	Owned	210,000	EMEA headquarters, warehouse and assembly	All segments
Verona, Italy	Leased	164,000	Manufacturing and warehouse	Industrial
St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
Sibiu, Romania	Leased	68,000	Manufacturing	Industrial
Rödermark, Germany	Leased	41,000	Office and warehouse	Industrial
Coventry, United Kingdom	Owned	38,000	Office and assembly	Process
Verona, Italy	Owned	31,000	Office and warehouse	Industrial
St. Gallen, Switzerland	Leased	26,000	Manufacturing	Industrial
Maasmechelen, Belgium	Leased	25,000	Office and assembly	All segments
Aachen, Germany	Leased	22,000	Office and warehouse	All segments
Asia Pacific
Shanghai, P.R.C.	Leased	80,000	Asia Pacific headquarters	All segments
Suzhou, P.R.C	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office	All segments
Shanghai, P.R.C.	Leased	27,000	Office and warehouse	Industrial
Derrimut, Australia	Leased	22,000	Warehouse	All segments
Yokohama, Japan	Leased	19,000	Office	All segments

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

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 22, 2022:

Mark W. Sheahan, 57, became President and Chief Executive Officer in June 2021. From June 2018 to June 2021, he served as Chief Financial Officer and Treasurer. He was Vice President and General Manager, Applied Fluid Technologies Division from February 2008 until June 2018. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan joined the Company in 1995.

David M. Ahlers, 63, became Executive Vice President, Human Resources and Corporate Communications in June 2018. From April 2010 to June 2018, he was Vice President, Human Resources and Corporate Communications. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital from August 2003 to August 2008. Mr. Ahlers joined the Company in 2008.

Caroline M. Chambers, 57, became President, EMEA, in August 2020. From August 2020 to January 2022, she also held the additional role of Executive Vice President, Information Systems. From June 2018 to August 2020, she served as Executive Vice President, Corporate Controller and Information Systems. She also served as the Company’s principal accounting officer from September 2007 to August 2020. She was Vice President, Corporate Controller and Information Systems from December 2013 to June 2018. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, she was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Anthony J. Gargano, 51, became President, Asia Pacific in July 2021. From October 2020 to July 2021, he was Vice President of Sales and Marketing for the Advanced Fluid Dispense business segment in Asia Pacific. He served as Vice President of Sales and Marketing for the global High Performance Coatings and Foams business segment from September 2018 until October 2020. From January 2017 to December 2018, he served as President of Global Automotive. He served as Director of Sales and Marketing for the Applied Fluid Technologies Division in Asia Pacific from February 2012 to January 2017. From June 2008 to February 2012, he was Director of Sales and Marketing for the PMG business in the Lubrication Equipment Division. Prior to becoming Director of Sales and Marketing for the PMG business in the Lubrication Equipment Division, he held various product and sales management positions. Mr. Gargano joined the Company in 2005.

Inge Grasdal, 51, became Executive Vice President, Corporate Development in January 2022. Prior to joining Graco, he was Vice President Corporate Development at Ecolab Inc., a global provider of water, hygiene and infection prevention solutions and services, from November 2018 to January 2022. Prior to joining Ecolab, he was Senior Director Corporate Development at 3M Company, a diversified global technology company, from 2012 to October 2018. From 2007 to 2012, he was Vice President Investment Banking at Piper Jaffray & Co. Prior to joining Piper Jaffray, he held various roles in finance, consulting and engineering, including most recently as Director of Finance – Analytics at United Health Group from 2003 to 2007. Mr. Grasdal joined the Company in January 2022.

Joseph J. Humke, 51, became Executive Vice President, General Counsel and Corporate Secretary in July 2021. Before joining Graco, he was an equity partner in the Mergers & Acquisitions and Private Equity practice groups at Ballard Spahr LLP and Lindquist & Vennum LLP (which combined in January 2018) from 2004 to June 2021, and an associate from 2001 to 2003. Prior to joining Lindquist & Vennum, he worked as an associate in the Corporate & Securities practice group of Mayer Brown LLP in Chicago from 1998 to 2001, and served as a law clerk to the Honorable John L. Coffey on the United States Court of Appeals for the Seventh Circuit from 1997 to 1998. Mr. Humke joined the Company in July 2021.

Dale D. Johnson, 67, became President, Worldwide Contractor Equipment Division in February 2017. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. Mr. Johnson joined the Company in 1976.

Jeffrey P. Johnson, 62, became President, Electric Motor Division in April 2020. From December 2018 to April 2020, he was President, New Ventures. From June 2018 to December 2018, he was President, EMEA. He served as Vice President and General Manager, EMEA from January 2013 to June 2018. From February 2008 to December 2012, he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. Mr. Johnson joined the Company in 2006.

David M. Lowe, 66, became Chief Financial Officer and Treasurer in June 2021. From April 2020 until June 2021, he served as President, Worldwide Process Division. He was President, Worldwide Industrial Products Division from June

2018 to April 2020. From April 2012 to June 2018, he was Executive Vice President, Industrial Products Division. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Peter J. O’Shea, 57, became President, Worldwide Lubrication Equipment Division, and President, South and Central America in January 2022. From July 2021 to January 2022, he was President, Worldwide Industrial Products Division, and President, South and Central America. From April 2020 to January 2022, he was President, Worldwide Lubrication Equipment Division. He was Vice President and General Manager, Lubrication Equipment Division from January 2016 to June 2018. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Christian E. Rothe, 48, became President, Worldwide Industrial Division in January 2022. From June 2018 to January 2022, he was President, Worldwide Applied Fluid Technologies Division. He was Chief Financial Officer and Treasurer from September 2015 to June 2018. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc. as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Kathryn L. Schoenrock, 44, became Executive Vice President, Corporate Controller and Information Systems in January 2022. From August 2020 to January 2022, she was Executive Vice President, Corporate Controller. She has served as the Company’s principal accounting officer since August 2020. From December 2018 to August 2020, she served as Director of Corporate Finance. She served as Director of Financial Reporting from August 2012 to December 2018. Prior to joining Graco, she served as a Senior Manager in the audit practice of Deloitte & Touche LLP from 2008 to 2012, and held various positions in the audit practice of Deloitte & Touche LLP from 2002 to 2008 and in the audit practice of Arthur Andersen LLP from 2000 to 2002. Ms. Schoenrock joined the Company in 2012.

Timothy R. White, 52, became President, Worldwide Process Division in June 2021. From August 2020 to June 2021, he served as President, White Knight and QED Environmental Systems. From December 2018 to August 2020, he served as President, EMEA. From August 2015 to December 2018, he was President of Q.E.D. Environmental Systems, Inc., a Graco subsidiary. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from April 2012 to August 2015. From May 2011 to April 2012, he was North American Sales Manager, Applied Fluid Technologies Division. From January 2008 until April 2011, he was Operations Director, Contractor Equipment Division. Prior to January 2008, he held various manufacturing management positions. Mr. White joined the Company in 1992.

Angela F. Wordell, 50, became Executive Vice President, Operations in January 2022. From April 2020 to January 2022, she was Executive Vice President, Operations, and President, Worldwide Oil & Natural Gas Division. From December 2018 to April 2020, she was Executive Vice President, Operations. From April 2017 to December 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From March 2010 until January 2017, she was Operations Director, Industrial Products Division and China Factory. From February 2008 until March 2010, she was Operations Manager, Industrial Products Division. Prior to February 2008, she held various manufacturing management and engineering positions. Ms. Wordell joined the Company in 1993.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 14, 2022, the share price was $75.31 and there were 170,351,046 shares outstanding and 1,747 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 129,352 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2016, and all dividends were reinvested).

	2016	2017	2018	2019	2020	2021
Dow Jones U.S. Industrial Machinery	100	133	114	155	180	223
S&P 500	100	122	116	153	181	233
Graco Inc.	100	166	152	196	277	310

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 25, 2021 - Oct 29, 2021	—	$—	—	18,517,834
Oct 30, 2021 - Nov 26, 2021	—	$—	—	18,517,834
Nov 27, 2021 - Dec 31, 2021	—	$—	—	18,517,834

Item 6. [Reserved]

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

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our expectation of 10 percent revenue growth and 12 percent consolidated net earnings growth per annum. We continue to develop new products in each operating division that are expected to drive incremental sales growth, as well as continued refreshes and upgrades of existing product lines. Graco has made a number of strategic acquisitions that expand and complement organically developed products and provide new market and channel opportunities.

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

The ongoing global COVID-19 pandemic and related governmental, business and societal responses continue to have an impact on our operations, supply chains, distribution channels, and end-user customers. The timing, duration, and extent of the impact from the pandemic in our major geographies is still uncertain and we cannot predict the magnitude of the impact to the results of our operations or financial position.

In 2021, the Company experienced logistical and production constraints associated with raw materials and purchased components. These constraints were due to limited raw material and component availability, reduced freight capacity, shipping delays, and labor shortages as a result of responses to the COVID-19 pandemic and other supply chain disruptions. We also experienced the effects of price inflation related to raw materials, purchased components, and freight and transportation costs. The supply chain disruptions and associated effects of inflation have adversely impacted profitability in the near-term and limited our ability to satisfy strengthening customer demand, especially within our high-volume Contractor segment. We expect these challenges to continue into at least the first half of 2022.

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2021	2020
Net Sales	$1,987.6	$1,650.1
Operating Earnings	531.3	391.7
Net Earnings	439.9	330.5
Diluted Net Earnings per Common Share	$2.52	$1.92
Adjusted (non-GAAP)(1):
Net Earnings, adjusted	425.7	335.2
Diluted Net Earnings per Common Share, adjusted	$2.44	$1.95
(1)     Excludes impacts of pension settlement loss, prior year impairment, excess tax benefits from stock option exercises and certain non-recurring income tax provision adjustments. See adjusted financial results below for a reconciliation of the adjusted non-GAAP financial measures to GAAP.

Multiple events in the last two years caused significant fluctuations in financial results. Other expense for 2021 included a $12 million non-cash pension settlement loss. In 2020, operating expenses included $35 million of non-cash impairment charges related to the sale of the Company's U.K.-based valve business (Alco). Excess tax benefits related to stock option exercises reduced income taxes by $12 million in 2021 and $21 million in 2020. Other benefits from tax planning activities further reduced income taxes in 2021 and 2020. Excluding the impacts of those items presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2021	2020
Operating earnings, as reported	$531.3	$391.7
Impairment	—	35.2
Operating earnings, adjusted	$531.3	$426.9

Earnings before income taxes, as reported	$508.5	$374.7
Impairment	—	35.2
Pension settlement loss	12.0	—
Earnings before income taxes, adjusted	$520.5	$409.9

Income taxes, as reported	$68.6	$44.2
Impairment tax benefit	—	1.2
Pension settlement tax effect	2.5	—
Excess tax benefit from option exercises	11.5	21.3
Other non-recurring tax benefit	12.2	8.0
Income taxes, adjusted	$94.8	$74.7

Effective income tax rate
As reported	13.5%	11.8%
Adjusted	18.2%	18.2%

Net Earnings, as reported	$439.9	$330.5
Impairment, net	—	34.0
Pension settlement loss, net	9.5	—
Excess tax benefit from option exercises	(11.5)	(21.3)
Other non-recurring tax benefit	(12.2)	(8.0)
Net Earnings, adjusted	$425.7	$335.2

Weighted Average Diluted Shares	174.5	172.0
Diluted Net Earnings per Share
As reported	$2.52	$1.92
Adjusted	$2.44	$1.95

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2021	2020
Net Sales	100.0%	100.0%
Cost of products sold	48.0	48.2
Gross profit	52.0	51.8
Product development	4.0	4.4
Selling, marketing and distribution	13.7	13.4
General and administrative	7.6	8.2
Impairment	—	2.1
Operating earnings	26.7	23.7
Interest expense	0.5	0.7
Other expense, net	0.6	0.3
Earnings before income taxes	25.6	22.7
Income taxes	3.5	2.7
Net Earnings	22.1%	20.0%
Net Earnings, adjusted (see non-GAAP measurements above)	21.4%	20.3%

Net Sales

The following table presents net sales by geographic region (in millions):

	2021	2020
Americas(1)	$1,150.2	$996.5
EMEA(2)	464.1	371.8
Asia Pacific	373.3	281.8
Consolidated	$1,987.6	$1,650.1
(1)     North, Central and South America, including the U.S. Sales in the U.S. were $1,004 million in 2021 and $883 million in 2020.
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	2021				2020
	Volume and Price	Acquisitions/Divestitures	Currency	Total	Volume and Price	Acquisitions/Divestitures	Currency	Total
Americas	15%	0%	0%	15%	3%	1%	0%	4%
EMEA	21%	0%	4%	25%	(11)%	1%	1%	(9)%
Asia Pacific	30%	(3)%	6%	33%	(1)%	2%	0%	1%
Consolidated	19%	0%	1%	20%	(1)%	1%	0%	0%

Improved global economic conditions drove a double-digit percentage increase in sales in 2021. Sales growth was notably strong in the P.R.C. and Western Europe. There were 53 weeks in 2021, compared to 52 weeks in 2020.

Gross Profit

Gross profit margin rate for 2021 increased slightly compared to 2020, as increased volume, realized pricing and favorable changes in currency translation rates were able to offset higher product costs due to supply chain disruptions and the effects of inflation.

Operating Expenses

Total operating expenses for 2021 were $39 million higher than 2020, including the non-cash impairment charge of $35 million in 2020. Excluding the impairment charge, total operating expenses for 2021 increased $75 million. This increase includes $29 million of increases in sales and earnings-based expenses, $5 million related to foreign currency translation, and other volume and rate-related increases as pandemic-related restrictions eased in 2021 compared to 2020. Investment in new product development was $80 million in 2021, up 10 percent over 2020.

Operating Earnings

Operating earnings as a percentage of sales were 3 percentage points higher than 2020. Excluding the prior year non-cash impairment charge, operating earnings as a percentage of sales increased 1 percentage point primarily due to the effects of higher gross margin.
Other Expense

Other expense for 2021 included a non-cash pension settlement loss of $12 million in connection with the transfer of certain pension obligations to an insurance company. Other expense increased $7 million for 2021 as favorable market valuation changes on investments held to fund certain retirement benefits liabilities partially offset the pension settlement loss.

Income Taxes

The effective income tax rate for 2021 was 13 percent, up 1 percentage point from 2020. The increase was primarily due to a decrease in excess tax benefits from stock option exercises partially offset by increased foreign-related tax benefits.

Segment Results

The Company has six operating segments which are aggregated into three reportable segments: Industrial, Process and Contractor. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2021	2020
Sales
Industrial	$840.3	$677.7
Process	397.6	326.1
Contractor	749.7	646.3
Total	$1,987.6	$1,650.1
Operating Earnings
Industrial	$296.5	$226.6
Process	91.0	64.5
Contractor	169.5	164.5
Unallocated corporate (expense) (1)	(25.7)	(28.7)
Impairment	$—	$(35.2)
Total	$531.3	$391.7

(1)    Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2021	2020
Sales
Americas	$354.5	$294.4
EMEA	256.6	207.1
Asia Pacific	229.2	176.2
Total	$840.3	$677.7
Operating Earnings as a Percentage of Sales	35%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2021				2020
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	20%	0%	0%	20%	(9)%	0%	0%	(9)%
EMEA	19%	2%	3%	24%	(15)%	0%	1%	(14)%
Asia Pacific	25%	0%	5%	30%	(4)%	0%	0%	(4)%
Segment Total	21%	1%	2%	24%	(10)%	0%	1%	(9)%

Improved worldwide economic activity drove Industrial segment sales higher for 2021, particularly in general industry, construction, automotive, electrical equipment and alternative energy end markets. For 2021, the operating margin rate increased as higher production volume, favorable product and channel mix and realized pricing were able to offset the adverse impacts of higher product costs.

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

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2021	2020
Sales
Americas	$242.7	$206.4
EMEA	60.1	53.1
Asia Pacific	94.8	66.6
Total	$397.6	$326.1
Operating Earnings as a Percentage of Sales	23%	20%

The following table presents the components of net sales change by geographic region for the Process segment:

	2021				2020
	Volume and Price	Acquisitions/Divestitures	Currency	Total	Volume and Price	Acquisitions/Divestitures	Currency	Total
Americas	17%	0%	1%	18%	(10)%	3%	0%	(7)%
EMEA	14%	(5)%	4%	13%	(19)%	5%	0%	(14)%
Asia Pacific	48%	(10)%	5%	43%	(2)%	11%	0%	9%
Segment Total	23%	(3)%	2%	22%	(10)%	5%	0%	(5)%

The Process segment had organic sales growth in all product applications in 2021, reflecting favorable conditions in many end markets, such as vehicle services, industrial pumps, industrial lubrication, semi-conductors and mining. Operating margin rates for this segment improved by 3 percentage points for 2021, as increased production volume and expense leverage more than offset the adverse effects of higher product costs and increased sales and earnings-based expenses.

Although the Americas represent the substantial majority of sales for the Process segment, and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2021	2020
Sales
Americas	$553.0	$495.7
EMEA	147.4	111.6
Asia Pacific	49.3	39.0
Total	$749.7	$646.3
Operating Earnings as a Percentage of Sales	23%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2021				2020
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	0%	1%	12%	20%	0%	0%	20%
EMEA	28%	0%	4%	32%	5%	0%	1%	6%
Asia Pacific	21%	0%	6%	27%	14%	0%	(1)%	13%
Segment Total	15%	0%	1%	16%	17%	0%	0%	17%

Contractor segment sales increased for the quarter and year due to continued strength in North American construction markets and improved demand in the EMEA and Asia Pacific regions. Higher product costs due to supply chain and inflationary challenges led to a 2 percentage point decrease in operating margin for 2021.

In this segment, sales in all regions are significant and management reviews economic and financial indicators in each region, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2021	2020
Working capital	$856.8	$702.4
Current ratio	2.7	3.2
Days of sales in receivables outstanding	60	64
Inventory turnover (LIFO)	2.8	2.8

Higher cash and cash equivalent balances primarily drove the increases in working capital in 2021. The current ratio decreased primarily due to a change in classification of a debt obligation from long-term to current. The debt obligation was repaid subsequent to December 31, 2021 (See Note F, Debt).

Increases in accounts receivable were consistent with higher sales levels and inventories increased to meet higher demand and service levels.

Capital Structure. At December 31, 2021, the Company’s capital structure included current notes payable of $43 million, long-term debt, including current portion, of $150 million and shareholders’ equity of $1,709 million. At December 25, 2020, the Company’s capital structure included current notes payable of $22 million, long-term debt of $150 million and shareholders’ equity of $1,284 million.

Shareholders’ equity increased by $425 million in 2021. The increase from current year earnings of $440 million was offset by dividends of $131 million and restricted stock issuances of $2 million. Increases related to shares issued, stock compensation and other comprehensive income totaled $119 million.

Liquidity and Capital Resources. The Company evaluates liquidity as its ability to generate cash to fund its operating, investing and financing activities. Historically the Company has funded cash requirements for working capital, capital expenditures, businesses acquisitions, repayment of debt obligations, retirement plans, dividends, and common stock repurchases, all as applicable, through cash provided by its operations. The Company's other primary source of liquidity includes funds available through various debt financing arrangements.

As of December 31, 2021, the Company had available liquidity of $1,149 million, including cash held in deposit accounts of $624 million, of which $120 million was held outside of the U.S., and available credit under existing committed credit facilities of $525 million.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2022, including its capital expenditure plan of approximately $190 million, including $140 million for building projects to expand production capacity, planned dividends estimated at $143 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities. The Company has no significant off-balance sheet debt or other unrecorded obligations.

In December 2021, the Board of Directors increased the Company’s regular quarterly dividend to $0.21 from $0.1875 per share, an increase of 12 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2021	2020
Operating activities	$456.9	$394.0
Investing activities	(153.3)	(99.0)
Financing activities	(57.1)	(139.5)
Effect of exchange rates on cash	(1.1)	2.4
Net cash provided	245.4	157.9
Cash and cash equivalents at end of year	$624.3	$378.9

Cash Flows From Operating Activities. Net cash provided by operating activities was $457 million in 2021, up $63 million compared to 2020. The impact of the increase in net earnings in 2021 was partially offset by increases in working capital that reflect growth in business activity.
Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $153 million in 2021, including $134 million for capital additions and $19 million for business acquisitions. Cash flows used in investing activities totaled $99 million in 2020 including $71 million for capital additions and $28 million for business acquisitions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $57 million in 2021 and included dividends of $127 million and net proceeds from share issuances totaling $51 million. Cash flows used in financing activities totaled $139 million in 2020 and included dividends of $117 million and net payments from share repurchases and issuances totaling $21 million.

On April 24, 2015, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board. As of December 31, 2021, approximately 18.5 million shares remain available for purchase under the authorizations.

The Company did not repurchase and retire shares in 2021, compared to 2.3 million shares that were repurchased and retired in 2020. The Company has made and may continue to make opportunistic share repurchases in 2022 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2022, the Company will use an investment return assumption of 6.25 percent for the funded U.S. plan, down 0.05 percentage points from the rate assumed for 2021. Mortality rates are based on current common group mortality tables for males and females.

At December 31, 2021, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(30.8)	$3.4
Expected return on assets	—	1.7

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

In 2021, we completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter. No impairment charges were recorded as a result of that review.

Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet using statutory rates in effect for the year in which the differences are expected to reverse. These assets and liabilities are analyzed regularly, and management assesses the likelihood that deferred tax assets will be recoverable from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Liabilities for uncertain tax positions are also established for potential and ongoing audits of federal, state and international issues. The Company routinely monitors the potential impact of such situations and believes that liabilities are properly stated. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes and the Company’s interpretation thereof, changes in statutory rates, the Company’s future taxable income levels and the results of tax audits.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 31, 2021, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese yuan renminbi and South Korean won. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2021, changes in currency translation rates increased sales by approximately $26 million and increased net earnings by approximately $12 million. In 2020, changes in currency translation rates increased sales by approximately $4 million and had an immaterial impact on net earnings.

2022 Outlook

Broad based end market recovery and demand levels remain strong in all segments and regions. However, we expect component availability, price inflation and logistical challenges to continue at least into the first half of 2022. As a result, our outlook for 2022 is high single-digit revenue growth on an organic, constant currency basis.
At January 2022 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2021, the movement in foreign currencies would have an unfavorable impact of approximately 1 percent on sales and 3 percent on operating earnings in 2022.

The Company’s backlog is not a good indicator of future long-term business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including this Annual Report on Form 10-K and our Form 10-Qs and Form 8-Ks, and other disclosures, including our overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 31, 2021.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graco Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the "Company") as of December 31, 2021 and December 25, 2020, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Retirement Benefits – U.S. Pension Benefit Obligation – Refer to Note J to the financial statements

Critical Audit Matter Description

The Company has both funded and unfunded defined benefit pension plans. As of December 31, 2021, the pension benefit obligation balance was $418.1 million. The actuarial determination of the present value of the pension obligation on an annual basis requires management to make significant assumptions related to the selection of the discount rates used in the calculation of the net present value of future pension benefits. The Company establishes the discount rate assumptions for the U.S. pension plans by reference to a yield curve published by an actuary based on yields of highly rated corporate bonds and projected plan cash flows.

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
February 22, 2022

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Net Sales	$1,987,608	$1,650,115	$1,646,045
Cost of products sold	953,659	795,178	786,289
Gross Profit	1,033,949	854,937	859,756
Product development	79,651	72,194	67,557
Selling, marketing and distribution	271,526	220,271	234,325
General and administrative	151,449	135,525	133,418
Impairment	—	35,229	—
Operating Earnings	531,323	391,718	424,456
Interest expense	10,215	11,280	13,110
Other expense, net	12,643	5,787	5,469
Earnings Before Income Taxes	508,465	374,651	405,877
Income taxes	68,599	44,195	62,024
Net Earnings	$439,866	$330,456	$343,853
Basic Net Earnings per Common Share	$2.59	$1.97	$2.06
Diluted Net Earnings per Common Share	$2.52	$1.92	$2.00
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Net Earnings	$439,866	$330,456	$343,853
Components of other comprehensive income (loss)
Cumulative translation adjustment	(10,026)	46,030	1,902
Pension and postretirement medical liability adjustment	68,669	(645)	(33,772)
Income taxes - pension and postretirement medical liability	(14,647)	237	6,940
Other comprehensive income (loss)	43,996	45,622	(24,930)
Comprehensive Income	$483,862	$376,078	$318,923

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 25, 2020
ASSETS
Current Assets
Cash and cash equivalents	$624,302	$378,909
Accounts receivable, less allowances of $3,900 and $4,400	325,132	314,946
Inventories	382,301	285,704
Other current assets	31,886	44,242
Total current assets	1,363,621	1,023,801
Property, Plant and Equipment, net	451,061	350,750
Goodwill	356,255	347,603
Other Intangible Assets, net	149,740	160,669
Operating Lease Assets	30,046	37,807
Deferred Income Taxes	55,786	25,828
Other Assets	36,689	41,670
Total Assets	$2,443,198	$1,988,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$43,489	$22,183
Current portion of long term debt	75,000	—
Trade accounts payable	78,432	58,305
Salaries and incentives	82,941	52,005
Dividends payable	35,771	31,636
Other current liabilities	191,159	157,260
Total current liabilities	506,792	321,389
Long-term Debt	75,000	150,000
Retirement Benefits and Deferred Compensation	106,897	184,747
Operating Lease Liabilities	23,527	29,224
Deferred Income Taxes	10,661	10,264
Other Non-current Liabilities	10,978	8,600
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 170,307,412 and 168,567,919 shares outstanding in 2021 and 2020	170,308	168,568
Additional paid-in-capital	742,288	671,206
Retained earnings	876,916	568,295
Accumulated other comprehensive income (loss)	(80,169)	(124,165)
Total shareholders’ equity	1,709,343	1,283,904
Total Liabilities and Shareholders’ Equity	$2,443,198	$1,988,128
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Cash Flows From Operating Activities
Net Earnings	$439,866	$330,456	$343,853
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59,325	55,329	48,911
Deferred income taxes	(46,572)	10,747	(6,411)
Share-based compensation	24,931	25,153	26,669
Impairment	—	35,229	—
Change in
Accounts receivable	(13,801)	(43,122)	8,934
Inventories	(97,780)	(13,086)	12,435
Trade accounts payable	12,397	6,820	(539)
Salaries and incentives	29,089	(2,622)	(14,069)
Retirement benefits and deferred compensation	1,219	(6,703)	13,264
Other accrued liabilities	51,342	(3,772)	(11,510)
Other	(3,120)	(394)	(2,803)
Net cash provided by operating activities	456,896	394,035	418,734
Cash Flows From Investing Activities
Property, plant and equipment additions	(133,566)	(71,338)	(127,953)
Acquisition of businesses, net of cash acquired	(19,386)	(27,557)	(26,577)
Other	(347)	(143)	(939)
Net cash used in investing activities	(153,299)	(99,038)	(155,469)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	20,497	(1,986)	(3,341)
Borrowings on long-term lines of credit	—	250,000	105,423
Payments on long-term debt and lines of credit	(70)	(250,000)	(207,191)
Payments of debt issuance costs	(1,422)	—	—
Common stock issued	50,963	83,438	48,250
Common stock repurchased	—	(102,143)	(9,482)
Taxes paid related to net share settlement of equity awards	—	(1,797)	(1,268)
Cash dividends paid	(127,110)	(116,983)	(106,443)
Net cash used in financing activities	(57,142)	(139,471)	(174,052)
Effect of exchange rate changes on cash	(1,062)	2,410	(358)
Net increase in cash and cash equivalents	245,393	157,936	88,855
Cash and Cash Equivalents
Beginning of year	378,909	220,973	132,118
End of year	$624,302	$378,909	$220,973
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 29, 2018	$165,171	$510,825	$220,734	$(144,857)	$751,873
Shares issued	2,274	44,707	—	—	46,981
Shares repurchased	(158)	(490)	(6,397)	—	(7,045)
Stock compensation cost	—	23,398	—	—	23,398
Net earnings	—	—	343,853	—	343,853
Dividends declared ($0.6550 per share)	—	—	(109,199)	—	(109,199)
Other comprehensive income (loss)	—	—	—	(24,930)	(24,930)
Balance December 27, 2019	167,287	578,440	448,991	(169,787)	1,024,931
Shares issued	3,608	78,789	—	—	82,397
Shares repurchased	(2,327)	(8,047)	(91,768)	—	(102,142)
Stock compensation cost	—	22,024	—	—	22,024
Net earnings	—	—	330,456	—	330,456
Dividends declared $0.7125 per share)	—	—	(119,384)	—	(119,384)
Other comprehensive income (loss)	—	—	—	45,622	45,622
Balance December 25, 2020	168,568	671,206	568,295	(124,165)	1,283,904
Shares issued	1,740	51,560	—	—	53,300
Stock compensation cost	—	21,859	—	—	21,859
Restricted stock canceled (issued)	—	(2,337)	—	—	(2,337)
Net earnings	—	—	439,866	—	439,866
Dividends declared ($0.7725 per share)	—	—	(131,245)	—	(131,245)
Other comprehensive income (loss)	—	—	—	43,996	43,996
Balance December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 31, 2021, December 25, 2020 and December 27, 2019

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2021 was a 53-week year whereas the years ended December 25, 2020 and December 27, 2019 were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 31, 2021, all subsidiaries are 100 percent controlled by the Company.

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

Accounting Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements. The three levels of inputs in the fair value measurement hierarchy are as follows:
Level 1 – based on quoted prices in active markets for identical assets
Level 2 – based on significant observable inputs
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2021	2020
Assets
Cash surrender value of life insurance	2	$23,147	$19,887
Forward exchange contracts	2	—	16
Total assets at fair value		$23,147	$19,903
Liabilities
Contingent consideration	3	$12,274	$9,454
Deferred compensation	2	5,962	5,099
Forward exchange contracts	2	111	—
Total liabilities at fair value		$18,347	$14,553

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

Accounts Receivable. Accounts receivable includes trade receivables of $315 million in 2021 and $302 million in 2020. Other receivables totaled $10 million in 2021 and $13 million in 2020.

Allowance for Credit Losses. Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecast economic conditions and other relevant factors.

Following is a summary of activity in the allowance for credit losses (in thousands):

	2021	2020	2019
Balance, beginning	$3,745	$4,828	$4,771
Additions (reversals) charged to costs and expenses	(27)	647	836
Deductions from reserves (1)	(676)	(2,732)	(858)
Other additions (deductions) (2)	212	1,002	79
Balance, ending	$3,254	$3,745	$4,828
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

Other Current Assets. Amounts included in other current assets were (in thousands):

	2021	2020
Prepaid income taxes	$10,485	$22,317
Prepaid expenses and other	21,401	21,925
Total	$31,886	$44,242

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We completed our annual impairment review of all long-lived assets in the fourth quarter of 2021. No impairment charges were recorded as a result of that review. In connection with the Company's sale of its U.K.-based valve business in 2020, impairment charges of $35 million were recorded. There were no additional impairment charges in 2020 or 2019.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 27, 2019	$177,112	$110,997	$19,554	$307,663
Additions, adjustments from business acquisitions	—	29,657	—	29,657
Foreign currency translation	9,424	859	—	10,283
Balance, December 25, 2020	186,536	141,513	19,554	347,603
Additions, adjustments from business acquisitions	13,321	—	—	13,321
Foreign currency translation	(4,460)	(209)	—	(4,669)
Balance, December 31, 2021	$195,397	$141,304	$19,554	$356,255

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 31, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(108,657)	(15,734)	(452)	—	(124,843)
Foreign currency translation	(7,710)	(707)	—	(1,112)	(9,529)
Book value	$78,138	$9,633	$448	$61,521	$149,740
Weighted average life in years	13	10	5	N/A

As of December 25, 2020
Cost	$186,073	$25,187	$900	$61,920	$274,080
Accumulated amortization	(93,832)	(12,924)	(301)	—	(107,057)
Foreign currency translation	(6,004)	(538)	—	188	(6,354)
Book value	$86,237	$11,725	$599	$62,108	$160,669
Weighted average life in years	13	10	5	N/A

Amortization of intangibles was $17.9 million in 2021, $16.7 million in 2020 and $15.5 million in 2019. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Estimated Amortization Expense	$17,893	$16,949	$15,394	$14,823	$7,959	$15,201

The Company completed business acquisitions in 2021, 2020 and 2019 that were not material to the consolidated financial statements.

Other Assets. Components of other assets were (in thousands):

	2021	2020
Cash surrender value of life insurance	$23,147	$19,887
Capitalized software	2,394	2,737
Equity method investment	7,541	7,610
Prepaid pension	—	9,144
Deposits and other	3,607	2,292
Total	$36,689	$41,670

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in other expense, net. The cash surrender value increased $3.3 million in 2021, $2.2 million in 2020 and $3.4 million in 2019.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2021	2020
Accrued self-insurance retentions	$9,303	$8,041
Accrued warranty and service liabilities	14,463	13,082
Accrued trade promotions	15,872	12,140
Payable for employee stock purchases	15,746	14,554
Customer advances and deferred revenue	60,554	41,689
Income taxes payable	5,200	8,564
Operating lease liabilities, current	9,096	11,178
Right of return refund liability	18,614	16,303
Other	42,311	31,709
Total	$191,159	$157,260

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $9.3 million as of December 31, 2021, and $8.0 million as of December 25, 2020.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2021	2020
Balance, beginning of year	$13,082	$12,785
Assumed in business acquisition	23	155
Charged to expense	10,764	8,270
Margin on parts sales reversed	3,475	2,960
Reductions for claims settled	(12,881)	(11,088)
Balance, end of year	$14,463	$13,082

Revenue Recognition. Revenue is recognized at a single point in time upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. This is generally on the date of shipment; however certain sales have terms requiring recognition when received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions, and do not exceed one year. Standalone selling prices are determined based on the prices charged to customers for all material performance obligations.

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

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $60.6 million as of December 31, 2021 and $41.7 million as of December 25, 2020. Net sales for the year included $40.9 million that was in deferred revenue and customer advances as of December 25, 2020.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 31, 2021, totaled $54 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2021	2020
Foreign Currency Contracts
Assets	$239	$114
Liabilities	(350)	(98)
Net Assets (Liabilities)	$(111)	$16

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

Subsequent Event. Effective January 1, 2022, our high performance coatings and foam product offerings within the Applied Fluid Technologies division of the Industrial segment were realigned and are now managed under the Contractor segment. This change aligns the types of products offered and markets served within the segments. Segment operating results will be reported under the new organizational structure in the first quarter of 2022, in connection with the effective date of the realignment. Historic segment information restated to conform to the new organizational structure.

Segment information follows (in thousands):

	2021	2020	2019
Net Sales
Industrial	$840,256	$677,680	$747,396
Process	397,626	326,105	344,930
Contractor	749,726	646,330	553,719
Total	$1,987,608	$1,650,115	$1,646,045
Operating Earnings
Industrial	$296,542	$226,575	$247,216
Process	91,037	64,498	76,367
Contractor	169,518	164,549	128,282
Unallocated corporate (expense)	(25,774)	(28,675)	(27,409)
Impairment	—	(35,229)	—
Total	$531,323	$391,718	$424,456
Assets
Industrial	$713,657	$632,165
Process	436,198	404,370
Contractor	487,916	438,067
Unallocated corporate	805,427	513,526
Total	$2,443,198	$1,988,128

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

Geographic information follows (in thousands):

	2021	2020	2019
Net Sales (based on customer location)
United States	$1,004,318	$883,451	$840,659
Other countries	983,290	766,664	805,386
Total	$1,987,608	$1,650,115	$1,646,045
Long-lived Assets
United States	$388,835	$301,643
Other countries	62,226	49,107
Total	$451,061	$350,750

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2021, 2020 and 2019.

C. Inventories

Major components of inventories were as follows (in thousands):

	2021	2020
Finished products and components	$166,922	$133,122
Products and components in various stages of completion	117,063	83,791
Raw materials and purchased components	185,291	129,319
Subtotal	469,276	346,232
Reduction to LIFO cost	(86,975)	(60,528)
Total	$382,301	$285,704

Inventories valued under the LIFO method were $211.1 million in 2021 and $150.1 million in 2020. All other inventory was valued on the FIFO method.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2021	2020
Land and improvements	$42,195	$26,529
Buildings and improvements	280,947	277,449
Manufacturing equipment	384,617	340,838
Office, warehouse and automotive equipment	61,994	54,211
Additions in progress	105,520	39,354
Total property, plant and equipment	875,273	738,381
Accumulated depreciation	(424,212)	(387,631)
Net property, plant and equipment	$451,061	$350,750

Depreciation expense was $40.0 million in 2021, $38.0 million in 2020 and $32.0 million in 2019.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2021	2020	2019
Domestic	$370,903	$289,708	$294,402
Foreign	137,562	84,943	111,475
Total	$508,465	$374,651	$405,877

Income tax expense consists of (in thousands):

	2021	2020	2019
Current
Federal	$77,703	$11,509	$39,015
State and local	7,493	3,217	3,347
Foreign	29,975	18,722	26,270
Current income tax expense	115,171	33,448	68,632
Deferred
Domestic	(42,413)	12,856	(151)
Foreign	(4,159)	(2,109)	(6,457)
Deferred income tax expense (benefit)	(46,572)	10,747	(6,608)
Total	$68,599	$44,195	$62,024

Income taxes paid were $111.8 million in 2021, $44.0 million in 2020 and $67.1 million in 2019.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2021	2020	2019
Statutory tax rate	21%	21%	21%
Tax effect of international operations	(1)	(2)	(1)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(1)
Loss on sale of business	—	2	—
Stock compensation excess tax benefit	(2)	(6)	(3)
Global Intangible Low-taxed Income (GILTI)	—	—	1
Foreign Derived Intangible Income (FDII)	(5)	(3)	(3)
Effective tax rate	13%	12%	15%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2021	2020
Inventory valuations	$1,181	$586
Accrued self-insurance retentions	1,534	1,164
Accrued warranty and service liabilities	2,285	2,062
Vacation accruals	3,261	3,249
Customer allowances	4,028	3,650
Excess of tax over book depreciation and amortization	(39,785)	(49,377)
Pension benefit obligation	16,022	30,942
Postretirement medical benefit obligation	5,028	4,808
Acquisition costs	—	389
Stock compensation	11,442	11,743
Deferred compensation	2,595	2,075
Net operating loss carryforward	—	440
Deferred revenue	2,427	1,792
Prepayments from foreign subsidiaries	32,969	—
Other	2,138	2,041
Net deferred tax assets	$45,125	$15,564

Total deferred tax assets were $55.8 million and $67.0 million, and total deferred tax liabilities were $10.7 million and $51.4 million on December 31, 2021 and December 25, 2020, respectively. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the changes in other comprehensive income (loss) items and acquisition purchase accounting.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 31, 2021, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate
	December 31, 2021	Maturity	2021	2020
Private placement unsecured fixed-rate notes
Series B	5.01%	March 2023	75,000	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	N/A	March 2026	—	—
Unsecured revolving credit facility - CNH	3.52%	N/A	39,222	7,668
Notes payable to banks	1.11%	2022	4,267	14,515
Total debt			$193,489	$172,183

The estimated fair value of the fixed interest rate private placement debt was $165 million on December 31, 2021 and $170 million on December 25, 2020. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The amended and restated credit agreement contains customary provisions for the replacement of the LIBOR-based rate as that rate is phased out in the lending market. The amended and restated credit agreement contains customary representations, warranties, covenants and events of default, including but not limited to covenants restricting the Company’s and its subsidiaries’ ability to (i) merge or consolidate with another entity, (ii) sell, transfer, lease or convey their assets, (iii) make any material change in the nature of the core business of the Company, (iv) make certain investments, or (v) incur secured indebtedness. The amended and restated credit agreement also requires the Company to maintain a cash flow leverage ratio of not more than 3.50 to 1.00 (unless a significant acquisition has been consummated, in which case, not more than 4.00 to 1.00 during the four fiscal quarter period beginning with the quarter in which such acquisition occurs) and an interest coverage ratio of not less than 3.00 to 1.00 (unless a significant acquisition has been consummated, in which case, not less than 2.50 to 1.00 during the four fiscal quarter period beginning with the quarter in which such acquisition occurs). A change in control of the Company will constitute an event of default under the amended and restated credit agreement.

The Company maintains a revolving credit agreement with a sole lender that provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the agreement, loans may be denominated in U.S. dollars or Chinese renminbi (offshore). Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in

Chinese renminbi (offshore) bear interest at a LIBOR-based rate based on the Chinese offshore rate. Other terms of this revolving credit agreement are substantially similar to those of the Company’s amended and restated credit agreement that expires in March 2026.
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
On December 31, 2021, the Company had $595 million in lines of credit, including the $550 million in committed credit facilities described above and $45 million with foreign banks. The unused portion of committed credit lines was $525 million as of December 31, 2021. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $28 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees at an annual rate of up to 0.15 on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 31, 2021.

Annual maturities of debt are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Maturities of debt	$118,489	$—	$—	$—	$75,000	$—

Interest paid on debt was $9.8 million in 2021, $11.3 million in 2020 and $13.5 million in 2019.

Subsequent Event. In January 2022, we repaid $75 million of our Series B private placement note in addition to a $3.5 million prepayment fee, which will be recognized as interest expense in the first quarter of 2022.

G. Shareholders’ Equity

At December 31, 2021, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 29, 2018	$(86,889)	$(57,968)	$(144,857)
Other comprehensive income (loss) before reclassifications	(33,938)	1,902	(32,036)
Amounts reclassified from accumulated other comprehensive income	7,106	—	7,106
Balance, December 27, 2019	(113,721)	(56,066)	(169,787)
Other comprehensive income (loss) before reclassifications	(7,852)	46,030	38,178
Amounts reclassified from accumulated other comprehensive income	7,444	—	7,444
Balance, December 25, 2020	(114,129)	(10,036)	(124,165)
Other comprehensive income (loss) before reclassifications	34,953	(10,026)	24,927
Amounts reclassified from accumulated other comprehensive income	19,069	—	19,069
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)

In connection with the Company's sale of its U.K.-based valve business in 2020, $24 million of unrealized foreign currency translation losses recorded in accumulated other comprehensive income were reclassified to net earnings.

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses. Included in the 2021 reclassification is $12 million related to a pension settlement loss. See Note J for additional details regarding pension and postretirement medical plans.

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

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was $3.1 million in 2021, $2.4 million in 2020 and $3.3 million in 2019.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 12,070 shares in 2021, 15,243 shares in 2020 and 15,016 shares in 2019. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2018	12,270	$24.67	7,312	$20.17
Granted	1,781	46.36
Exercised	(1,886)	17.64
Canceled	(53)	33.13
Outstanding, December 27, 2019	12,112	28.91	8,231	23.75
Granted	1,400	55.26
Exercised	(3,238)	20.81
Canceled	(66)	41.24
Outstanding, December 25, 2020	10,208	35.02	6,553	28.02
Granted	843	72.22
Exercised	(1,309)	24.91
Canceled	(167)	55.59
Outstanding, December 31, 2021	9,575	$39.31	7,296	$33.75

The following table summarizes information for options outstanding and exercisable at December 31, 2021 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10 - $30	3,474	3.2	$24.23	3,474	$24.23
$30 - $45	2,401	5.7	36.78	2,168	35.99
$45 - $60	2,905	7.6	50.44	1,619	50.35
$60 - $75	795	9.2	72.23	35	71.92
$10 - $75	9,575	5.7	$39.31	7,296	$33.75

The aggregate intrinsic value of exercisable option shares was $342.0 million as of December 31, 2021, with a weighted average contractual term of 4.9 years. There were approximately 9.6 million vested share options and share options expected to vest as of December 31, 2021, with an aggregate intrinsic value of $395.6 million, a weighted average exercise price of $39.31 and a weighted average contractual term of 5.7 years.

Information related to options exercised follows (in thousands):

	2021	2020	2019
Cash received	$32,610	$66,625	$32,749
Aggregate intrinsic value	65,319	120,395	57,419
Tax benefit realized	13,329	25,000	12,000

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 415,995 shares in 2021, 399,567 shares in 2020 and 397,833 shares in 2019.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 10 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 31, 2021
Stock Incentive Plan (2019)	10,000	7,149
Employee Stock Purchase Plan (2006)	21,000	12,080
Total	31,000	19,229

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 31, 2021, include options granted under three plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2021	2020	2019
Share-based compensation	$24,931	$25,153	$26,669
Tax benefit	1,705	1,700	2,100
Share-based compensation, net of tax	$23,226	$23,453	$24,569

As of December 31, 2021, there was $9.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2021	2020	2019
Expected life in years	7.5	7.5	6.8
Interest rate	0.9%	1.4%	2.3%
Volatility	25.2%	22.0%	24.0%
Dividend yield	1.0%	1.3%	1.4%
Weighted average fair value per share	$17.87	$12.18	$11.31

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

	2021	2020	2019
Expected life in years	1.0	1.0	1.0
Interest rate	0.1%	1.5%	2.6%
Volatility	40.1%	21.9%	22.7%
Dividend yield	1.1%	1.4%	1.4%
Weighted average fair value per share	$21.50	$11.55	$11.36

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2021	2020	2019
Net earnings available to common shareholders	$439,866	$330,456	$343,853
Weighted average shares outstanding for basic earnings per share	169,635	167,462	166,515
Dilutive effect of stock options computed based on the treasury stock method using the average market price	4,891	4,546	5,109
Weighted average shares outstanding for diluted earnings per share	174,526	172,008	171,624
Basic earnings per share	$2.59	$1.97	$2.06
Diluted earnings per share	$2.52	$1.92	$2.00

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 0.4 million shares in 2021 and 0.3 million shares in both 2020 and 2019.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 2 percent of the employee’s compensation. Employer contributions totaled $10.0 million in 2021, $8.7 million in 2020 and $8.4 million in 2019.

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

In October of 2021, the Company entered into an agreement under which approximately $63 million of pension obligations of its two U.S. funded defined benefit pension plans were transferred to an insurance company. Under the agreement, the Company purchased a group annuity contract for approximately 417 plan participants that provides for an irrevocable commitment to make annuity payments to the affected participants. The payment obligation and administration thereof for the affected participants was transferred from the pension plans to the insurance company. The transfer did not change the amount of the monthly pension benefits received by the affected participants. Subsequent to the transfer of pension obligations, the smaller of the two pension plans was merged into the larger plan in December of 2021, with the larger plan being the surviving funded pension plan.

This arrangement is part of the Company’s effort to reduce the overall size and volatility of its pension plan obligations. The purchase of the group annuity contract was funded through existing plan assets. The Company recognized a non-cash pension settlement loss of approximately $12 million as a result of the transaction. This charge represents the acceleration of deferred charges currently accrued in accumulated other comprehensive income.

Investment policies and strategies of the U.S. funded pension plan are based on participant demographics. As the plan covers active participants and retirees with higher benefit amounts, investments are based on a long-term view of economic growth and weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. Strategic target allocations for plan assets are 53 percent equity securities, 42 percent fixed income securities and 5 percent real estate and alternative investments.

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 days or 60 days advance notice, while most of the funds allow redemptions daily. The plan had unfunded commitments to make additional investments in certain funds totaling $2.4 million as of December 31, 2021 and December 25, 2020.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	2021	2020
Cash and cash equivalents	1	$303	$1,234
Insurance contract	3	30,926	31,877
Investments categorized in fair value hierarchy		31,229	33,111
Equity
U.S. Large Cap	N/A	110,569	89,003
U.S. Small/Mid Cap	N/A	11,338	20,313
International	N/A	56,128	56,761
Total equity		178,035	166,077
Fixed income	N/A	130,774	161,706
Real estate and other	N/A	7,862	12,671
Investments measured at net asset value		316,671	340,454
Total		$347,900	$373,565

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2021	2020
Balance, beginning of year	$31,877	$27,675
Purchases	2,430	2,255
Redemptions	(2,556)	(1,425)
Unrealized gains	(825)	3,372
Balance, end of year	$30,926	$31,877

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 31, 2021, and December 25, 2020, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2021	2020	2021	2020
Change in benefit obligation
Obligation, beginning of year	$510,652	$449,419	$34,458	$30,646
Service cost	9,355	9,361	670	609
Interest cost	11,409	13,313	832	1,016
Actuarial (gain) loss	(31,093)	46,545	(2,391)	3,572
Benefit payments	(13,360)	(13,602)	(1,447)	(1,385)
Plan amendments	(1,458)	(529)	—	—
Settlements	(64,886)	—	—	—
Exchange rate changes	(2,568)	6,145	—	—
Obligation, end of year	$418,051	$510,652	$32,122	$34,458
Change in plan assets
Fair value, beginning of year	$373,565	$303,944	$—	$—
Actual return on assets	30,984	58,068	—	—
Employer contributions	22,493	22,237	1,447	1,385
Benefit payments	(13,360)	(13,602)	(1,447)	(1,385)
Settlements	(64,886)	—	—	—
Exchange rate changes	(896)	2,918	—	—
Fair value, end of year	$347,900	$373,565	$—	$—
Funded status	$(70,151)	$(137,087)	$(32,122)	$(34,458)

Amounts recognized in consolidated balance sheets
Non-current assets	$—	$9,144	$—	$—
Current liabilities	1,769	1,750	1,768	1,714
Non-current liabilities	68,382	144,481	30,354	32,744
Net	$70,151	$137,087	$32,122	$34,458

Changes in discount rates used to value pension obligations were the main drivers of actuarial gains in 2021 and actuarial losses in 2020. In 2021 and 2020, the Company made a $20 million voluntary contribution each year to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $388 million for 2021 and $465 million for 2020. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2021	2020
Projected benefit obligation	$91,678	$463,959
Accumulated benefit obligation	88,927	418,372
Fair value of plan assets	30,926	317,727

The components of net periodic benefit cost for the plans for 2021, 2020 and 2019 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2021	2020	2019	2021	2020	2019
Service cost-benefits earned during the period	$9,355	$9,361	$7,735	$670	$609	$545
Interest cost on projected benefit obligation	11,409	13,313	15,103	832	1,016	1,162
Expected return on assets	(20,767)	(18,814)	(17,152)	—	—	—
Amortization of prior service cost	246	294	279	—	—	—
Amortization of net loss	9,248	10,243	8,392	1,002	733	273
Settlement loss	12,285	—	—	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	368	168	110	N/A	N/A	N/A
Net periodic benefit cost	$22,144	$14,565	$14,467	$2,504	$2,358	$1,980

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating expenses totaled $12 million in 2021, $5 million in 2020 and $5 million in 2019.

Amounts recognized in other comprehensive income (loss) in 2021 and 2020 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2021	2020	2021	2020
Net gain (loss) arising during the period	$42,039	$(8,872)	$2,391	$(3,572)
Amortization of net (gain) loss	9,248	10,243	1,002	733
Prior service credit (cost) arising during the period	1,458	529	—	—
Settlement (gain) loss	12,285	—	—	—
Amortization of prior service (credit) cost	246	294	—	—
Total	$65,276	$2,194	$3,393	$(2,839)

Amounts included in accumulated other comprehensive income (loss) as of December 31, 2021 and December 25, 2020, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2021	2020	2021	2020
Prior service cost	$1,293	$(439)	$—	$—
Net loss	(70,995)	(134,469)	(7,498)	(10,891)
Net before income taxes	(69,702)	(134,908)	(7,498)	(10,891)
Income taxes	15,443	29,274	1,650	2,396
Net	$(54,259)	$(105,634)	$(5,848)	$(8,495)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2021	2020	2021	2020
U.S. Plans
Discount rate	3.0%	2.6%	2.9%	2.6%
Rate of compensation increase	2.7%	2.7%	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	0.4%	N/A	N/A
Rate of compensation increase	1.3%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2021	2020	2019	2021	2020	2019
U.S. Plans
Discount rate	2.6%	3.5%	4.5%	2.6%	3.4%	4.5%
Rate of compensation increase	2.7%	2.8%	2.8%	N/A	N/A	N/A
Expected return on assets	6.3%	6.8%	7.0%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	0.4%	1.3%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.3%	1.4%	N/A	N/A	N/A
Expected return on assets	1.0%	1.5%	2.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 7.6 percent for 2022, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

The Company expects to contribute $1.8 million to its unfunded pension plans and $1.8 million to the postretirement medical plan in 2022. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2022. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2022	$13,553	$1,768
2023	15,097	1,775
2024	16,801	1,755
2025	16,182	1,734
2026	18,073	1,713
Years 2027-2031	102,198	8,362

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

As of December 31, 2021, the weighted average remaining lease term was 5 years and the weighted average discount rate used to determine the operating lease liability was 2.2 percent. For the twelve months ended December 31, 2021, expense related to operating leases was $11.6 million, operating lease payments included in operating cash flows totaled $11.6 million, and non-cash additions to operating lease assets totaled $1.6 million. Variable lease costs and short term lease costs were not significant for the twelve months ended December 31, 2021.

As of December 31, 2021, future maturities of operating lease liabilities were as follows (in thousands):

2022	$9,096
2023	7,753
2024	5,553
2025	3,874
2026	3,230
Thereafter	4,948
Total lease payments	$34,454
Present value adjustment	(1,831)
Operating lease liabilities	$32,623

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $237 million at December 31, 2021. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $74 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with non-cancelable terms of more than one year totaled $8 million in 2022, $5 million in 2023, $4 million in 2024 and $5 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $3 million at December 31, 2021. The Company has also guaranteed the debt of its subsidiaries for up to $9 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this Annual Report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, and the Executive Vice President, Corporate Controller and Information Systems. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2021 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the headings “Reports of Independent Registered Public Accounting Firm” and “Opinion on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2021 Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this 2021 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be held on April 29, 2022 (the “Proxy Statement”), is incorporated herein by reference.

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

Delinquent Section 16(a) Reports

The information under the heading “Delinquent Section 16(a) Reports” in our Company’s Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

		Page
(1)	Financial Statements	35

(2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts

	All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	63
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

4.1	Description of Our Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s 2019 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.2	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.3	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.4	Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2019.)

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

*10.7
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

*10.18
Executive Officer Restricted Stock Unit Agreement. Form of agreement used to award restricted stock units to Dale D. Johnson under the Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 26, 2021.)

*10.19	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.20
Key Employee Agreement. Form of agreement used with Chief Executive Officer and other executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 27, 2021.)

*10.21
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

10.23
Amended and Restated Credit Agreement, dated March 25, 2021, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 26, 2021.)

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

10.25	Master Note Agreement, dated January 29, 2020, between Graco Inc. and NYL Investors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 3, 2020.)

11	Statement of Computation of Earnings per share included in Note I on page 53

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ Mark W. Sheahan	February 22, 2022
Mark W. Sheahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark W. Sheahan	February 22, 2022
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. Lowe	February 22, 2022
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ KATHRYN L. SCHOENROCK	February 22, 2022
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
Brett C. Carter	Director
Eric P. Etchart	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Martha A. Morfitt	Director
Mark W. Sheahan	Director
R. William Van Sant	Director
Kevin J. Wheeler	Director
Emily C. White	Director

Mark W. Sheahan, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Mark W. Sheahan	February 22, 2022
Mark W. Sheahan
(For himself and as attorney-in-fact)