Form 10-Q
period 2022-04-01
GRACO INC
filed 2022-04-27
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2022

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

169,226,847 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 14, 2022.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales	$494,285	$454,129
Cost of products sold	239,810	206,795
Gross Profit	254,475	247,334
Product development	19,078	19,571
Selling, marketing and distribution	62,995	62,228
General and administrative	44,039	37,249
Operating Earnings	128,363	128,286
Interest expense	5,287	2,428
Other expense, net	153	121
Earnings Before Income Taxes	122,923	125,737
Income taxes	22,080	20,050
Net Earnings	$100,843	$105,687
Net Earnings per Common Share
Basic	$0.59	$0.63
Diluted	$0.58	$0.61
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Earnings	$100,843	$105,687
Components of other comprehensive income (loss)
Cumulative translation adjustment	(2,960)	(10,470)
Pension and postretirement medical liability adjustment	894	3,308
Income taxes - pension and postretirement medical liability adjustment	(194)	(672)
Other comprehensive income (loss)	(2,260)	(7,834)
Comprehensive Income	$98,583	$97,853
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	April 1, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$380,487	$624,302
Accounts receivable, less allowances of $7,200 and $3,900	339,407	325,132
Inventories	436,741	382,301
Other current assets	40,585	31,886
Total current assets	1,197,220	1,363,621
Property, Plant and Equipment, net	487,805	451,061
Goodwill	371,401	356,255
Other Intangible Assets, net	154,006	149,740
Operating Lease Assets	31,228	30,046
Deferred Income Taxes	42,195	55,786
Other Assets	35,590	36,689
Total Assets	$2,319,445	$2,443,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$40,160	$43,489
Current portion of long term debt	—	75,000
Trade accounts payable	88,108	78,432
Salaries and incentives	47,809	82,941
Dividends payable	35,678	35,771
Other current liabilities	190,558	191,159
Total current liabilities	402,313	506,792
Long-term Debt	75,000	75,000
Retirement Benefits and Deferred Compensation	105,129	106,897
Operating Lease Liabilities	24,209	23,527
Deferred Income Taxes	10,193	10,661
Other Non-current Liabilities	12,345	10,978
Shareholders’ Equity
Common stock	169,223	170,308
Additional paid-in-capital	761,959	742,288
Retained earnings	841,503	876,916
Accumulated other comprehensive income (loss)	(82,429)	(80,169)
Total shareholders’ equity	1,690,256	1,709,343
Total Liabilities and Shareholders’ Equity	$2,319,445	$2,443,198
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	April 1, 2022	March 26, 2021
Cash Flows From Operating Activities
Net Earnings	$100,843	$105,687
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	15,570	14,515
Deferred income taxes	10,973	1,842
Share-based compensation	7,088	6,618
Change in
Accounts receivable	(14,296)	(10,611)
Inventories	(52,979)	(27,541)
Trade accounts payable	9,216	9,323
Salaries and incentives	(35,341)	(6,949)
Retirement benefits and deferred compensation	(136)	2,867
Other accrued liabilities	(8,690)	4,493
Other	(923)	1,425
Net cash provided by operating activities	31,325	101,669
Cash Flows From Investing Activities
Property, plant and equipment additions	(47,093)	(21,415)
Acquisition of businesses, net of cash acquired	(25,016)	—
Other	(134)	(34)
Net cash used in investing activities	(72,243)	(21,449)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	(3,420)	9,667
Payments on long-term debt	(75,000)	—
Payments of debt issuance costs	—	(1,404)
Common stock issued	21,294	26,460
Common stock repurchased	(108,706)	—
Taxes paid related to net share settlement of equity awards	(1,219)	—
Cash dividends paid	(35,801)	(31,642)
Net cash used in financing activities	(202,852)	3,081
Effect of exchange rate changes on cash	(45)	(1,594)
Net increase in cash and cash equivalents	(243,815)	81,707
Cash and Cash Equivalents
Beginning of year	624,302	378,909
End of period	$380,487	$460,616
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended April 1, 2022
Balance, December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	437	19,638			20,075
Shares repurchased	(1,522)	(6,636)	(100,548)		(108,706)
Stock compensation cost		6,670			6,670
Restricted stock canceled (issued)		(1)			(1)
Net earnings			100,843		100,843
Dividends declared ($0.210 per share)			(35,708)		(35,708)
Other comprehensive income (loss)				(2,260)	(2,260)
Balance, April 1, 2022	$169,223	$761,959	$841,503	$(82,429)	$1,690,256

Three Months Ended March 26, 2021
Balance, December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	845	25,615	—	—	26,460
Stock compensation cost	—	6,008	—	—	6,008
Net earnings	—	—	105,687	—	105,687
Dividends declared ($0.188 per share)	—	—	(31,723)	—	(31,723)
Other comprehensive income (loss)	—	—	—	(7,834)	(7,834)
Balance, March 26, 2021	$169,413	$702,829	$642,259	$(131,999)	$1,382,502

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of April 1, 2022 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended April 1, 2022 and March 26, 2021, and cash flows for the three months ended April 1, 2022 and March 26, 2021 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 1, 2022, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

Effective January 1, 2022, our high performance coatings and foam product offerings previously included within the Applied Fluid Technologies division of the Industrial segment were realigned and are now managed under the Contractor segment. This change aligns the types of products offered and markets served within the segments. Prior year segment information has been restated to conform to the current organizational structure.

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales
Industrial	$144,669	$129,864
Process	115,024	91,373
Contractor	234,592	232,892
Total	$494,285	$454,129
Operating Earnings
Industrial	$52,630	$42,358
Process	27,488	21,733
Contractor	58,947	71,051
Unallocated corporate (expense)	(10,702)	(6,856)
Total	$128,363	$128,286

Assets by segment were as follows (in thousands):

	April 1, 2022	December 31, 2021
Industrial	$601,377	$601,843
Process	497,363	436,203
Contractor	614,150	599,726
Unallocated corporate	606,555	805,426
Total	$2,319,445	$2,443,198

Geographic information follows (in thousands):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales (based on customer location)
United States	$255,082	$231,501
Other countries	239,203	222,628
Total	$494,285	$454,129

	April 1, 2022	December 31, 2021
Long-lived Assets
United States	$425,657	$388,835
Other countries	62,148	62,226
Total	$487,805	$451,061

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net earnings available to common shareholders	$100,843	$105,687
Weighted average shares outstanding for basic earnings per share	169,809	168,948
Dilutive effect of stock options computed using the treasury stock method and the average market price	4,869	4,900
Weighted average shares outstanding for diluted earnings per share	174,678	173,848
Basic earnings per share	$0.59	$0.63
Diluted earnings per share	$0.58	$0.61

Stock options to purchase 1,250,000 and 700,000 shares were not included in the April 1, 2022 and March 26, 2021 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 2021	9,575	$39.31	7,296	$33.75
Granted	831	71.73
Exercised	(162)	22.90
Canceled	(19)	43.06
Outstanding, April 1, 2022	10,225	$42.20	7,751	$35.67

The Company recognized year-to-date share-based compensation of $7.1 million in 2022 and $6.6 million in 2021. As of April 1, 2022, there was $18.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	April 1, 2022	March 26, 2021
Expected life in years	7.3	7.5
Interest rate	1.9%	0.9%
Volatility	25.5%	25.2%
Dividend yield	1.2%	1.0%
Weighted average fair value per share	$19.06	$17.66

Under the Company’s Employee Stock Purchase Plan, the Company issued 298,000 shares in 2022 and 416,000 shares in 2021. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	April 1, 2022	March 26, 2021
Expected life in years	1.0	1.0
Interest rate	0.9%	0.1%
Volatility	20.5%	40.1%
Dividend yield	1.2%	1.1%
Weighted average fair value per share	$16.01	$21.50

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	April 1, 2022	March 26, 2021
Pension Benefits
Service cost	$2,170	$2,721
Interest cost	2,738	2,981
Expected return on assets	(4,802)	(5,130)
Amortization and other	1,076	2,551
Net periodic benefit cost	$1,182	$3,123
Postretirement Medical
Service cost	$175	$175
Interest cost	225	250
Amortization	175	250
Net periodic benefit cost	$575	$675

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended April 1, 2022
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	—	(2,960)	(2,960)
Reclassified to pension cost and deferred tax	700	—	700
Balance, April 1, 2022	$(59,407)	$(23,022)	$(82,429)

Three Months Ended March 26, 2021
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	—	(10,470)	(10,470)
Reclassified to pension cost and deferred tax	2,636	—	2,636
Balance, March 26, 2021	$(111,493)	$(20,506)	$(131,999)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $330 million and other receivables of $9 million as of April 1, 2022 and $315 million and $10 million, respectively, as of December 31, 2021.

Allowance for Credit Losses

Following is a summary of activity in the year to date allowance for credit losses (in thousands):

	April 1, 2022	March 26, 2021
Balance, beginning	$3,254	$3,745
Additions (reversals) charged to costs and expenses	3,220	158
Deductions from reserves (1)	(33)	(104)
Other additions (deductions) (2)	33	(75)
Balance, ending	$6,474	$3,724

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes amounts assumed or established in connection with acquisitions and effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	April 1, 2022	December 31, 2021
Finished products and components	$194,563	$166,922
Products and components in various stages of completion	126,214	117,063
Raw materials and purchased components	205,893	185,291
Subtotal	526,670	469,276
Reduction to LIFO cost	(89,929)	(86,975)
Total	$436,741	$382,301

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of April 1, 2022
Cost	$202,903	$26,974	$1,700	$62,633	$294,210
Accumulated amortization	(112,499)	(16,454)	(503)	—	(129,456)
Foreign currency translation	(8,410)	(761)	—	(1,577)	(10,748)
Book value	$81,994	$9,759	$1,197	$61,056	$154,006
Weighted average life in years	13	10	5	N/A

As of December 31, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(108,657)	(15,734)	(452)	—	(124,843)
Foreign currency translation	(7,710)	(707)	—	(1,112)	(9,529)
Book value	$78,138	$9,633	$448	$61,521	$149,740
Weighted average life in years	13	10	5	N/A

Amortization of intangibles for the quarter was $4.6 million in 2022 and $4.3 million in 2021. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Thereafter
Estimated Amortization Expense	$14,503	$17,776	$16,533	$15,967	$9,155	$19,016

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 31, 2021	$185,733	$141,304	$29,218	$356,255
Additions, adjustments from business acquisitions	—	16,862	—	16,862
Foreign currency translation	(1,246)	(470)	—	(1,716)
Balance, April 1, 2022	$184,487	$157,696	$29,218	$371,401

In the first quarter the Company completed the acquisition of a business that is not material to the consolidated financial statements.

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	April 1, 2022	December 31, 2021
Accrued self-insurance retentions	$11,576	$9,303
Accrued warranty and service liabilities	14,560	14,463
Accrued trade promotions	10,141	15,872
Payable for employee stock purchases	3,921	15,746
Customer advances and deferred revenue	66,668	60,554
Income taxes payable	12,481	5,200
Right of return refund liability	18,713	18,614
Operating lease liabilities, current	9,449	9,096
Other	43,049	42,311
Total	$190,558	$191,159

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 31, 2021	$14,463
Assumed in business acquisition	38
Charged to expense	2,043
Margin on parts sales reversed	791
Reductions for claims settled	(2,775)
Balance, April 1, 2022	$14,560

Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $66.7 million as of April 1, 2022 and $60.6 million as of December 31, 2021. Net sales for the year to date included $22.5 million in 2022 and $40.9 million in 2021 that related to deferred revenue as of the beginning of each period.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	April 1, 2022	December 31, 2021
Assets
Cash surrender value of life insurance	2	$22,052	$23,147
Liabilities
Contingent consideration	3	$15,924	$12,274
Deferred compensation	2	5,795	5,962
Forward exchange contracts	2	173	111
Total liabilities at fair value		$21,892	$18,347

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

Long-term notes payable with fixed interest rates had a carrying amount of $75 million and estimated fair value of $80 million as of April 1, 2022. As of December 31, 2021, the long- term notes had a carrying amount of $150 million and estimated fair value of $165 million. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company continues to experience logistical and production constraints associated with raw materials and purchased components. These constraints were due to limited raw material and component availability, reduced freight capacity, shipping delays, and labor shortages as a result of responses to the COVID-19 pandemic and other supply chain disruptions. We also experienced the effects of price inflation related to raw materials, purchased components, and freight and transportation costs. The supply chain disruptions and associated effects of inflation have adversely impacted profitability in the near-term and limited our ability to satisfy strengthening customer demand, especially within our high-volume Contractor segment. We expect these challenges to continue into at least the first half of 2022.

The Company also has historically sold products to customers located in or associated with Russia and Belarus. In response to Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union, Switzerland and others have initiated sanctions and export controls targeting Russia and Belarus and entities associated with those countries, which significantly limits our ability to sell certain products, serve certain customers and collect on our outstanding receivables. As a result, we have decided to suspend sales into Russian and Belarus for the time being. Sales to Russia and Belarus accounted for approximately 1.5% of our 2021 net sales and were not material for the first quarter of 2022.

The duration and extent to which the pandemic and trade sanctions against Russia and Belarus affect the Company's business will depend on future developments which still remain uncertain.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	Apr 1, 2022	Mar 26, 2021	% Change
Net Sales	$494.3	$454.1	9%
Operating Earnings	128.4	128.3	—%
Net Earnings	100.8	105.7	(5)%
Net Earnings, adjusted (1)	99.3	101.6	(2)%
Diluted Net Earnings per Common Share	$0.58	$0.61	(5)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.57	$0.58	(2)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased 9 percent compared to last year led by double-digit growth in the Industrial and Process segments. Changes in currency translation rates reduced worldwide sales by $7 million (2 percentage points). Sales from acquired operations contributed approximately $2 million (1 percentage point).
Gross profit margin rate for the quarter weakened mainly due to higher product costs.Total operating expenses for the quarter increased $7 million (6 percent) compared to prior year. Operating expenses as a percentage of sales decreased approximately one percentage point compared to prior year.
Excluding the impact of excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	April 1, 2022	March 26, 2021
Earnings before income taxes	$122.9	$125.7

Income taxes, as reported	$22.1	$20.0
Excess tax benefit from option exercises	1.5	4.1
Income taxes, adjusted	$23.6	$24.1

Effective income tax rate
As reported	18.0%	15.9%
Adjusted	19.2%	19.2%

Net Earnings, as reported	$100.8	$105.7
Excess tax benefit from option exercises	(1.5)	(4.1)
Net Earnings, adjusted	$99.3	$101.6

Weighted Average Diluted Shares	174.7	173.8
Diluted Earnings per Share
As reported	$0.58	$0.61
Adjusted	$0.57	$0.58

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales	100.0%	100.0%
Cost of products sold	48.5	45.5
Gross Profit	51.5	54.5
Product development	3.9	4.3
Selling, marketing and distribution	12.7	13.7
General and administrative	8.9	8.2
Operating Earnings	26.0	28.2
Interest expense	1.1	0.5
Other expense, net	—	—
Earnings Before Income Taxes	24.9	27.7
Income taxes	4.5	4.4
Net Earnings	20.4%	23.3%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021
Americas(1)	$293.2	$264.9
EMEA(2)	106.2	110.2
Asia Pacific	94.9	79.0
Consolidated	$494.3	$454.1
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	11%	0%	0%	11%
EMEA	0%	2%	(6)%	(4)%
Asia Pacific	22%	0%	(2)%	20%
Consolidated	10%	1%	(2)%	9%

Gross Profit

Gross profit margin rate decreased 3 percentage points compared to last year. Realized pricing was unable to offset higher product costs caused by ongoing supply chain and inflationary challenges and the adverse impacts of changes in currency translation rates. The full impact of price changes implemented in the first quarter will be realized as the year progresses.

Operating Expenses

Total operating expenses for the quarter increased $7 million (6 percent) compared to last year. The increase includes $3 million (3 percentage points) of allowances for credit losses on customer receivables in Russia and Belarus. Operating expenses expressed as a percentage of sales decreased approximately one percentage point compared to last year.

Other Expense

Other non-operating expenses increased $3 million for the quarter due to interest expense which included a $3.5 million fee related to the prepayment of private placement debt.
Income Taxes

The effective income tax rate for the quarter was 18 percent, up 2 percentage points from the prior year quarter. The increase in the effective tax rate was primarily due to decreases in excess tax benefits for stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales
Americas	$54.3	$46.3
EMEA	47.9	45.1
Asia Pacific	42.5	38.5
Total	$144.7	$129.9
Operating earnings as a percentage of net sales	36%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	17%	0%	0%	17%
EMEA	13%	0%	(7)%	6%
Asia Pacific	11%	0%	0%	11%
Segment Total	14%	0%	(3)%	11%

Continued economic strength in the Americas, project activity in EMEA and increased economic activity in Asia Pacific contributed to the increase in Industrial segment sales. The operating margin rate increased 3 percentage points as realized pricing and expense leverage more than offset higher product costs and the adverse impacts of currency translation.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales
Americas	$68.4	$56.8
EMEA	17.1	14.8
Asia Pacific	29.5	19.8
Total	$115.0	$91.4
Operating earnings as a percentage of net sales	24%	24%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	20%	0%	0%	20%
EMEA	19%	0%	(3)%	16%
Asia Pacific	51%	0%	(2)%	49%
Segment Total	26%	0%	0%	26%

The Process segment had sales growth in all product applications. The operating margin rate for this segment was flat compared to last year. Expense leverage offset higher product costs, unfavorable product and channel mix and the adverse impacts of currency translation.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	April 1, 2022	March 26, 2021
Net Sales
Americas	$170.5	$161.9
EMEA	41.2	50.2
Asia Pacific	22.9	20.7
Total	$234.6	$232.8
Operating earnings as a percentage of net sales	25%	31%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	0%	5%
EMEA	(17)%	4%	(5)%	(18)%
Asia Pacific	14%	0%	(3)%	11%
Segment Total	1%	1%	(1)%	1%

Contractor segment sales increased modestly as continued stability in North American construction markets and improved demand in Asia Pacific offset weakness in EMEA due to product availability. Higher product costs, unfavorable product and channel mix and the adverse impacts of currency translation drove a 6 percentage point decrease in the operating margin rate.

Liquidity and Capital Resources

Net cash provided by operating activities of $31 million decreased $70 million from the comparable period last year, mostly driven by increased salary and incentive payments and inventory purchases to meet demand levels. Significant uses of cash in 2022 included share repurchases of $109 million, long-term debt payments of $75 million, property, plant and equipment additions of $47 million, dividend payments of $36 million, and $25 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2022 totaled $21 million.

Significant uses of cash in 2021 included dividend payments of $32 million, property, plant and equipment additions of $21 million partially offset by proceeds from shares issued of $26 million.

As of April 1, 2022, the Company had available liquidity of $908 million, including cash held in deposit accounts of $380 million, of which $152 million was held outside of the U.S., and available credit under existing committed credit facilities of $528 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2022, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2022 are expected to be approximately $190 million, including $140 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook

For the full-year 2022, the Company is targeting high single digit sales growth on an organic, constant currency basis. Underlying demand in key end markets and geographies remains solid, however, the Company is keeping a close eye on how economic and geopolitical conditions may impact the balance of the year, especially in EMEA. While the Company is starting the second quarter with a strong backlog, the Company’s backlog is not a good indicator of future long-term business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2021 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: the impact of the COVID-19 pandemic on our business; Russia's invasion of Ukraine, and the sanctions and actions taken against Russia and Belarus in response to the invasion; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; changes in currency translation rates; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; catastrophic events; changes in laws and regulations; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; our ability to attract, develop and retain qualified personnel; the possibility of decline in purchases from a few large customers of the Contractor segment, variations in activity in the construction, automotive, mining and oil and natural gas industries, and the impact of declines in interest rates, asset values and investment returns on pension costs and required pension contributions. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2021 and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2021 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

Except as noted below, there have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2021 Annual Report on Form 10-K.

Russian Invasion of Ukraine – Russia’s invasion of Ukraine, and the sanctions and actions taken against Russia and Belarus in response to the invasion, could adversely impact our business.

While our sales into Russia and Belarus are not material to our overall business, and we do not have any physical operations in Russia or Belarus or source raw materials or components directly from either country, the Russian invasion of Ukraine and the resulting sanctions and actions taken against Russia and Belarus by the United States, the United Kingdom, the European Union, Switzerland and others have considerably depressed demand for our products in Russia and Belarus and restricted our ability to sell certain products in those countries. As a result, we have decided to suspend sales into Russia and Belarus for the time being. We expect demand for our products in Russia and Belarus to remain depressed, and our ability to sell certain products in Russia and Belarus to continue to be restricted, for the foreseeable future. A significant escalation or expansion of the conflict beyond its current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition, and could exacerbate other risks discussed in our 2021 Annual Report on Form 10-K. Such risks include, but are not limited to: an increase in the frequency and severity of the cybersecurity threats we and various third parties with whom we do business experience; unfavorable changes in exchange rates; further shortages, delivery delays and price inflation in a wide variety of raw materials and components; widespread reductions in end-user demand; and increased logistical challenges.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
January 1, 2022 - January 28, 2022	17,200	$69.69	—	18,500,634
January 29, 2022 - February 25, 2022	1,117,639	$71.44	—	17,382,995
February 26, 2022 - April 1, 2022	382,361	$71.37	—	17,000,634

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 27, 2022.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 27, 2022	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2022	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 27, 2022	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)