Form 10-Q
period 2022-07-01
GRACO INC
filed 2022-07-27
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2022

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

169,115,561 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 14, 2022.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales	$548,547	$507,164	$1,042,832	$961,293
Cost of products sold	279,487	243,340	519,297	450,135
Gross Profit	269,060	263,824	523,535	511,158
Product development	19,967	21,406	39,045	40,977
Selling, marketing and distribution	62,076	69,126	125,071	131,354
General and administrative	38,337	39,449	82,376	76,698
Operating Earnings	148,680	133,843	277,043	262,129
Interest expense	1,726	2,528	7,013	4,956
Other expense, net	607	(434)	760	(313)
Earnings Before Income Taxes	146,347	131,749	269,270	257,486
Income taxes	28,969	21,631	51,049	41,681
Net Earnings	$117,378	$110,118	$218,221	$215,805
Net Earnings per Common Share
Basic	$0.69	$0.65	$1.29	$1.27
Diluted	$0.68	$0.63	$1.26	$1.24
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Earnings	$117,378	$110,118	$218,221	$215,805
Components of other comprehensive income (loss)
Cumulative translation adjustment	(13,532)	5,693	(16,492)	(4,777)
Pension and postretirement medical liability adjustment	1,368	2,373	2,262	5,681
Income taxes - pension and postretirement medical liability adjustment	(320)	(535)	(514)	(1,207)
Other comprehensive income (loss)	(12,484)	7,531	(14,744)	(303)
Comprehensive Income	$104,894	$117,649	$203,477	$215,502
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	July 1, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$413,359	$624,302
Accounts receivable, less allowances of $6,600 and $3,900	373,141	325,132
Inventories	450,974	382,301
Other current assets	39,002	31,886
Total current assets	1,276,476	1,363,621
Property, Plant and Equipment, net	516,156	451,061
Goodwill	365,491	356,255
Other Intangible Assets, net	145,201	149,740
Operating Lease Assets	31,055	30,046
Deferred Income Taxes	37,137	55,786
Other Assets	32,762	36,689
Total Assets	$2,404,278	$2,443,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$55,522	$43,489
Current portion of long term debt	—	75,000
Trade accounts payable	85,452	78,432
Salaries and incentives	53,198	82,941
Dividends payable	35,794	35,771
Other current liabilities	194,092	191,159
Total current liabilities	424,058	506,792
Long-term Debt	75,000	75,000
Retirement Benefits and Deferred Compensation	103,341	106,897
Operating Lease Liabilities	23,112	23,527
Deferred Income Taxes	9,273	10,661
Other Non-current Liabilities	12,220	10,978
Shareholders’ Equity
Common stock	169,114	170,308
Additional paid-in-capital	770,209	742,288
Retained earnings	912,864	876,916
Accumulated other comprehensive income (loss)	(94,913)	(80,169)
Total shareholders’ equity	1,757,274	1,709,343
Total Liabilities and Shareholders’ Equity	$2,404,278	$2,443,198
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	July 1, 2022	June 25, 2021
Cash Flows From Operating Activities
Net Earnings	$218,221	$215,805
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	31,453	29,812
Deferred income taxes	14,743	(10,313)
Share-based compensation	14,386	13,745
Change in
Accounts receivable	(56,263)	(38,747)
Inventories	(70,879)	(51,359)
Trade accounts payable	8,369	14,496
Salaries and incentives	(29,201)	8,334
Retirement benefits and deferred compensation	349	5,980
Other accrued liabilities	(386)	32,399
Other	4,193	(105)
Net cash provided by operating activities	134,985	220,047
Cash Flows From Investing Activities
Property, plant and equipment additions	(88,861)	(54,759)
Acquisition of businesses, net of cash acquired	(25,296)	(19,322)
Other	(397)	(112)
Net cash used in investing activities	(114,554)	(74,193)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	13,830	(9,282)
Payments on long-term debt	(75,000)	(70)
Payments of debt issuance costs	—	(1,422)
Common stock issued	23,410	33,216
Common stock repurchased	(120,021)	—
Taxes paid related to net share settlement of equity awards	(1,219)	—
Cash dividends paid	(71,341)	(63,414)
Net cash used in financing activities	(230,341)	(40,972)
Effect of exchange rate changes on cash	(1,033)	(1,004)
Net increase in cash and cash equivalents	(210,943)	103,878
Cash and Cash Equivalents
Beginning of year	624,302	378,909
End of period	$413,359	$482,787
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended July 1, 2022
Balance, April 1, 2022	$169,223	$761,959	$841,503	$(82,429)	$1,690,256
Shares issued	70	2,047			2,117
Shares repurchased	(179)	(777)	(10,360)		(11,316)
Stock compensation cost		6,980			6,980
Restricted stock canceled (issued)		—			—
Net earnings			117,378		117,378
Dividends declared ($0.210 per share)			(35,657)		(35,657)
Other comprehensive income (loss)				(12,484)	(12,484)
Balance, July 1, 2022	$169,114	$770,209	$912,864	$(94,913)	$1,757,274

Six Months Ended July 1, 2022
Balance, December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	507	21,685			22,192
Shares repurchased	(1,701)	(7,412)	(110,908)		(120,021)
Stock compensation cost		13,649			13,649
Restricted stock canceled (issued)		(1)			(1)
Net earnings			218,221		218,221
Dividends declared ($0.420 per share)			(71,365)		(71,365)
Other comprehensive income (loss)				(14,744)	(14,744)
Balance, July 1, 2022	$169,114	$770,209	$912,864	$(94,913)	$1,757,274

Three Months Ended June 25, 2021
Balance, March 26, 2021	$169,413	$702,829	$642,259	$(131,999)	$1,382,502
Shares issued	254	8,838	—	—	9,092
Stock compensation cost	—	6,304	—	—	6,304
Restricted stock canceled (issued)	—	(2,336)	—	—	(2,336)
Net earnings	—	—	110,118	—	110,118
Dividends declared ($0.188 per share)	—	—	(31,948)	—	(31,948)
Other comprehensive income (loss)	—	—	—	7,531	7,531
Balance, June 25, 2021	$169,667	$715,635	$720,429	$(124,468)	$1,481,263

Six Months Ended June 25, 2021
Balance, December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	1,099	34,453	—	—	35,552
Stock compensation cost	—	12,312	—	—	12,312
Restricted stock canceled (issued)	—	(2,336)	—	—	(2,336)
Net earnings	—	—	215,805	—	215,805
Dividends declared ($0.375 per share)	—	—	(63,671)	—	(63,671)
Other comprehensive income (loss)	—	—	—	(303)	(303)
Balance, June 25, 2021	$169,667	$715,635	$720,429	$(124,468)	$1,481,263
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of July 1, 2022 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended July 1, 2022 and June 25, 2021, and cash flows for the six months ended July 1, 2022 and June 25, 2021 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 1, 2022, and the results of operations and cash flows for all periods presented.

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

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales
Industrial	$158,325	$144,448	$302,994	$274,312
Process	124,483	97,232	239,507	188,605
Contractor	265,739	265,484	500,331	498,376
Total	$548,547	$507,164	$1,042,832	$961,293
Operating Earnings
Industrial	$55,201	$45,709	$107,831	$88,067
Process	31,057	21,676	58,545	43,409
Contractor	68,244	73,656	127,191	144,707
Unallocated corporate (expense)	(5,822)	(7,198)	(16,524)	(14,054)
Total	$148,680	$133,843	$277,043	$262,129

Assets by segment were as follows (in thousands):

	July 1, 2022	December 31, 2021
Industrial	$604,654	$601,843
Process	517,098	436,203
Contractor	658,361	599,726
Unallocated corporate	624,165	805,426
Total	$2,404,278	$2,443,198

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales (based on customer location)
United States	$296,009	$263,722	$551,091	$495,223
Other countries	252,538	243,442	491,741	466,070
Total	$548,547	$507,164	$1,042,832	$961,293

	July 1, 2022	December 31, 2021
Long-lived Assets
United States	$456,238	$388,835
Other countries	59,918	62,226
Total	$516,156	$451,061

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net earnings available to common shareholders	$117,378	$110,118	$218,221	$215,805
Weighted average shares outstanding for basic earnings per share	169,128	169,594	169,469	169,271
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,570	4,978	4,219	4,939
Weighted average shares outstanding for diluted earnings per share	172,698	174,572	173,688	174,210
Basic earnings per share	$0.69	$0.65	$1.29	$1.27
Diluted earnings per share	$0.68	$0.63	$1.26	$1.24

Stock options to purchase 1,632,000 and 737,000 shares were not included in the July 1, 2022 and June 25, 2021 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 2021	9,575	$39.31	7,296	$33.75
Granted	831	71.73
Exercised	(228)	24.62
Canceled	(24)	43.75
Outstanding, July 1, 2022	10,154	$42.29	7,809	$36.06

The Company recognized year-to-date share-based compensation of $12.9 million in 2022 and $13.7 million in 2021. As of July 1, 2022, there was $14.9 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Six Months Ended
	July 1, 2022	June 25, 2021
Expected life in years	7.3	7.5
Interest rate	1.9%	1.2%
Volatility	25.5%	25.3%
Dividend yield	1.2%	1.0%
Weighted average fair value per share	$19.06	$18.91

Under the Company’s Employee Stock Purchase Plan, the Company issued 319,000 shares in 2022 and 416,000 shares in 2021. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Six Months Ended
	July 1, 2022	June 25, 2021
Expected life in years	1.0	1.0
Interest rate	0.9%	0.1%
Volatility	20.5%	40.1%
Dividend yield	1.2%	1.1%
Weighted average fair value per share	$16.01	$21.50

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Pension Benefits
Service cost	$1,964	$2,724	$4,134	$5,445
Interest cost	2,766	2,976	5,504	5,957
Expected return on assets	(4,777)	(5,131)	(9,579)	(10,261)
Amortization and other	1,419	2,555	2,495	5,106
Net periodic benefit cost	$1,372	$3,124	$2,554	$6,247
Postretirement Medical
Service cost	$83	$175	$258	$350
Interest cost	195	250	420	500
Amortization	(2)	250	173	500
Net periodic benefit cost	$276	$675	$851	$1,350

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended July 1, 2022
Balance, April 1, 2022	$(59,407)	$(23,022)	$(82,429)
Other comprehensive income (loss) before reclassifications	—	(13,532)	(13,532)
Reclassified to pension cost and deferred tax	1,048	—	1,048
Balance, July 1, 2022	$(58,359)	$(36,554)	$(94,913)

Six Months Ended July 1, 2022
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	—	(16,492)	(16,492)
Reclassified to pension cost and deferred tax	1,748	—	1,748
Balance, July 1, 2022	$(58,359)	$(36,554)	$(94,913)

Three Months Ended June 25, 2021
Balance, March 26, 2021	$(111,493)	$(20,506)	$(131,999)
Other comprehensive income (loss) before reclassifications	—	5,693	5,693
Reclassified to pension cost and deferred tax	1,838	—	1,838
Balance, June 25, 2021	$(109,655)	$(14,813)	$(124,468)

Six Months Ended June 25, 2021
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	—	(4,777)	(4,777)
Reclassified to pension cost and deferred tax	4,474	—	4,474
Balance, June 25, 2021	$(109,655)	$(14,813)	$(124,468)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $361 million and other receivables of $12 million as of July 1, 2022 and $315 million and $10 million, respectively, as of December 31, 2021.

Allowance for Credit Losses

Following is a summary of activity in the year to date allowance for credit losses (in thousands):

	July 1, 2022	June 25, 2021
Balance, beginning	$3,254	$3,745
Additions (reversals) charged to costs and expenses	3,246	265
Deductions from reserves (1)	(575)	(495)
Other additions (deductions) (2)	(236)	(4)
Balance, ending	$5,688	$3,511

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	July 1, 2022	December 31, 2021
Finished products and components	$197,042	$166,922
Products and components in various stages of completion	137,268	117,063
Raw materials and purchased components	221,746	185,291
Subtotal	556,056	469,276
Reduction to LIFO cost	(105,082)	(86,975)
Total	$450,974	$382,301

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of July 1, 2022
Cost	$202,903	$26,974	$1,700	$62,633	$294,210
Accumulated amortization	(116,312)	(17,176)	(581)	—	(134,069)
Foreign currency translation	(10,815)	(930)	—	(3,195)	(14,940)
Book value	$75,776	$8,868	$1,119	$59,438	$145,201
Weighted average life in years	13	9	5	N/A

As of December 31, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(108,657)	(15,734)	(452)	—	(124,843)
Foreign currency translation	(7,710)	(707)	—	(1,112)	(9,529)
Book value	$78,138	$9,633	$448	$61,521	$149,740
Weighted average life in years	13	10	5	N/A

Amortization of intangibles for the quarter was $4.6 million in 2022 and $4.6 million in 2021 and for the year to date was $9.4 million in 2022 and $8.9 million in 2021. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Thereafter
Estimated Amortization Expense	$9,253	$17,309	$16,076	$15,511	$8,915	$18,699

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 31, 2021	$185,733	$141,304	$29,218	$356,255
Additions, adjustments from business acquisitions	—	16,994	—	16,994
Foreign currency translation	(5,977)	(1,781)	—	(7,758)
Balance, July 1, 2022	$179,756	$156,517	$29,218	$365,491

In the first quarter, the Company completed an acquisition of a business that is not material to the consolidated financial statements.

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	July 1, 2022	December 31, 2021
Accrued self-insurance retentions	$9,553	$9,303
Accrued warranty and service liabilities	14,188	14,463
Accrued trade promotions	12,762	15,872
Payable for employee stock purchases	8,767	15,746
Customer advances and deferred revenue	69,222	60,554
Income taxes payable	12,975	5,200
Right of return refund liability	18,556	18,614
Operating lease liabilities, current	9,384	9,096
Other	38,685	42,311
Total	$194,092	$191,159

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 31, 2021	$14,463
Assumed in business acquisition	38
Charged to expense	3,807
Margin on parts sales reversed	1,335
Reductions for claims settled	(5,455)
Balance, July 1, 2022	$14,188

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and six months ended July 1, 2022, we recognized $18.3 million and $40.8 million, respectively, that was included in deferred revenue at December 31, 2021. During the three and six months ended June 25, 2021, we recognized $6.6 million and $24.0 million, respectively, that was included in deferred revenue at December 25, 2020.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	July 1, 2022	December 31, 2021
Assets
Cash surrender value of life insurance	2	$18,872	$23,147
Forward exchange contracts	2	145	—
Total assets at fair value		$19,017	$23,147
Liabilities
Contingent consideration	3	$13,697	$12,274
Deferred compensation	2	5,537	5,962
Forward exchange contracts	2	—	111
Total liabilities at fair value		$19,234	$18,347

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

Long-term notes payable with fixed interest rates had a carrying amount of $75 million and estimated fair value of $80 million as of July 1, 2022. As of December 31, 2021, the long- term notes had a carrying amount of $150 million and estimated fair value of $165 million. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company continues to experience logistical and production constraints associated with raw materials and purchased components. These constraints were due to limited raw material and component availability, reduced freight capacity, shipping delays, and labor shortages as a result of responses to the COVID-19 pandemic and other supply chain disruptions. We also have experienced the effects of price inflation related to raw materials, purchased components, and freight and transportation costs. The supply chain disruptions and associated effects of inflation have adversely impacted profitability in the near-term and limited our ability to satisfy strengthening customer demand, especially within our high-volume Contractor segment. We expect these challenges to continue through the remainder of 2022.

The Company also has historically sold products to customers located in or associated with Russia and Belarus. In response to Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union, Switzerland and others have initiated sanctions and export controls targeting Russia and Belarus and entities associated with those countries, which significantly limits our ability to sell certain products, serve certain customers and collect on our outstanding receivables in those countries. In the first quarter of 2022, we decided to suspend sales into Russia and Belarus for the time being. Sales to Russia and Belarus accounted for approximately 1.5% of our 2021 net sales and were not material for the first half of 2022.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	Jul 1, 2022	Jun 25, 2021	% Change	Jul 1, 2022	Jun 25, 2021	% Change
Net Sales	$548.5	$507.2	8%	$1,042.8	$961.3	8%
Operating Earnings	148.7	133.8	11%	277.0	262.1	6%
Net Earnings	117.4	110.1	7%	218.2	215.8	1%
Net Earnings, adjusted (1)	117.0	108.0	8%	216.3	209.6	3%
Diluted Net Earnings per Common Share	$0.68	$0.63	8%	$1.26	$1.24	2%
Diluted Net Earnings per Common Share, adjusted (1)	$0.68	$0.62	10%	$1.25	$1.20	4%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased 8 percent for both the quarter and year to date, with increases in all segments. Changes in currency translation rates reduced worldwide sales by $15 million (4 percentage points) for the quarter and $23 million (3 percentage points) for the year to date. Sales from acquired operations contributed approximately $3 million (1 percentage point) for the quarter and $5 million for the year to date.
Gross profit margin rates for the quarter and year to date decreased 3 percentage points as realized pricing was unable to offset continued increases in products costs due to ongoing supply chain and inflationary challenges.
Total operating expenses decreased $10 million (7 percentage points) for the quarter and $3 million (1 percentage point) for the year to date primarily due to lower sales and earnings-based expenses.
Excluding the impact of excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Earnings before income taxes	$146.3	$131.7	$269.3	$257.5

Income taxes, as reported	$29.0	$21.6	$51.1	$41.7
Excess tax benefit from option exercises	0.4	2.1	1.9	6.2
Income taxes, adjusted	$29.4	$23.7	$53.0	$47.9

Effective income tax rate
As reported	19.8%	16.4%	19.0%	16.2%
Adjusted	20.0%	18.0%	19.7%	18.6%

Net Earnings, as reported	$117.4	$110.1	$218.2	$215.8
Excess tax benefit from option exercises	(0.4)	(2.1)	(1.9)	(6.2)
Net Earnings, adjusted	$117.0	$108.0	$216.3	$209.6

Weighted Average Diluted Shares	172.7	174.6	173.7	174.2
Diluted Earnings per Share
As reported	$0.68	$0.63	$1.26	$1.24
Adjusted	$0.68	$0.62	$1.25	$1.20

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	51.0	48.0	49.8	46.8
Gross Profit	49.0	52.0	50.2	53.2
Product development	3.6	4.2	3.7	4.3
Selling, marketing and distribution	11.3	13.6	12.0	13.7
General and administrative	7.0	7.8	7.9	8.0
Operating Earnings	27.1	26.4	26.6	27.2
Interest expense	0.3	0.5	0.7	0.5
Other expense, net	0.1	(0.1)	0.1	—
Earnings Before Income Taxes	26.7	26.0	25.8	26.8
Income taxes	5.3	4.3	4.9	4.3
Net Earnings	21.4%	21.7%	20.9%	22.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Americas(1)	$338.1	$302.0	$631.3	$566.9
EMEA(2)	108.3	113.8	214.5	224.0
Asia Pacific	102.1	91.4	197.0	170.4
Consolidated	$548.5	$507.2	$1,042.8	$961.3
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	1%	0%	12%	11%	1%	(1)%	11%
EMEA	5%	0%	(10)%	(5)%	3%	1%	(8)%	(4)%
Asia Pacific	16%	0%	(4)%	12%	19%	0%	(3)%	16%
Consolidated	11%	1%	(4)%	8%	11%	0%	(3)%	8%

Gross Profit

Gross profit margin rate for the quarter and year to date decreased 3 percentage points. Realized pricing was unable to offset continued increases in products costs due to ongoing supply chain and inflationary challenges. Currency translation also adversely affected margin rates for the quarter and year to date.

Operating Expenses

Total operating expenses decreased $10 million (7 percentage points) for the quarter and $3 million (1 percentage point) for the year to date mostly due to decreases in sales and earnings-based expenses. Decreases in operating expenses for the year to date were partially offset by $3 million (1 percentage point) of allowances for credit losses on customer receivables in Russia. Changes in currency translation rates reduced operating expenses by $3 million (3 percentage points) for the quarter and $5 million (2 percentage points) for the year to date.

Interest Expense

Interest expense increased $3 million for the year to date and includes a $3.5 million fee related to the prepayment of private placement debt in the first quarter of 2022.
Income Taxes

The effective income tax rate was 20 percent for the quarter and 19 percent for the year to date, up 4 percentage points and 3 percentage points, respectively, from the comparable periods last year. The increase was primarily due to decreases in excess tax benefits from stock option exercises and the unfavorable effects of foreign earnings taxed at higher rates than the U.S.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales
Americas	$61.5	$51.9	$115.8	$98.2
EMEA	45.6	45.5	93.5	90.6
Asia Pacific	51.2	47.1	93.7	85.6
Total	$158.3	$144.5	$303.0	$274.4
Operating earnings as a percentage of net sales	35%	32%	36%	32%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	19%	0%	0%	19%	18%	0%	0%	18%
EMEA	12%	0%	(12)%	0%	13%	0%	(10)%	3%
Asia Pacific	13%	0%	(4)%	9%	12%	0%	(3)%	9%
Segment Total	15%	0%	(5)%	10%	15%	0%	(5)%	10%

For the quarter and year to date, Industrial segment sales increased double-digits. The operating margin rate increased for both the quarter and year to date as strong realized pricing and expense leverage more than offset higher product costs and the adverse impacts of currency translation.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales
Americas	$77.0	$59.7	$145.4	$116.5
EMEA	17.6	15.8	34.7	30.6
Asia Pacific	29.9	21.7	59.4	41.5
Total	$124.5	$97.2	$239.5	$188.6
Operating earnings as a percentage of net sales	25%	22%	24%	23%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	25%	4%	0%	29%	22%	3%	0%	25%
EMEA	18%	1%	(7)%	12%	18%	0%	(4)%	14%
Asia Pacific	42%	1%	(5)%	38%	46%	0%	(3)%	43%
Segment Total	27%	3%	(2)%	28%	27%	2%	(2)%	27%

The Process segment had broad-based sales growth in all product applications for the quarter and year to date. The operating margin rate for this segment increased 3 percentage points for the quarter and 1 percentage point for the year to date as increased volume and expense leverage offset higher product costs, unfavorable product and channel mix and the adverse impacts of currency translation.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net Sales
Americas	$199.7	$190.4	$370.2	$352.3
EMEA	45.0	52.6	86.2	102.8
Asia Pacific	21.0	22.5	43.9	43.2
Total	$265.7	$265.5	$500.3	$498.3
Operating earnings as a percentage of net sales	26%	28%	25%	29%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	0%	5%	5%	0%	0%	5%
EMEA	(5)%	0%	(9)%	(14)%	(11)%	2%	(7)%	(16)%
Asia Pacific	(2)%	0%	(5)%	(7)%	6%	0%	(5)%	1%
Segment Total	3%	0%	(3)%	0%	2%	0%	(2)%	0%

Contractor segment sales were flat for the quarter and year to date as growth in the Americas was mostly offset by decreases in Asia Pacific due to pandemic-related shutdowns and in EMEA due to weakened economic conditions. The operating margin rate decreased 2 percentage points for the quarter and 4 percentage points for the year to date as price realization and lower sales and earnings-based expenses were unable to offset higher product costs and unfavorable currency translation rates.

Liquidity and Capital Resources

Net cash provided by operating activities of $135 million decreased $85 million from the comparable period last year, mostly driven by increased salary and incentive payments, increased inventory purchases to meet demand levels and higher accounts receivable that reflect growth in business activity in the first half of 2022. Significant uses of cash in 2022 included share repurchases of $120 million, plant and equipment additions of $89 million, long-term debt payments of $75 million, dividend payments of $71 million, and $25 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2022 totaled $23 million.

Significant uses of cash in 2021 included dividend payments of $63 million, property, plant and equipment additions of $55 million and $19 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2021 totaled $33 million.

As of July 1, 2022, the Company had available liquidity of $929 million, including cash held in deposit accounts of $413 million, of which $218 million was held outside of the U.S., and available credit under existing committed credit facilities of $516 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2022, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2022 are expected to be approximately $215 million, including $140 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook

For the full-year 2022, the Company continues to target high single-digit sales growth on an organic, constant currency basis. Demand in the Americas remains strong, but end markets in EMEA slowed during the quarter as a result of unfavorable macroeconomic conditions, which are expected to continue to impact the Company for the remainder of the year. Pandemic-related shutdowns in the Asia Pacific region also affected incoming order rates, however, once lifted, these rates significantly improved. Commodity prices and component costs have increased significantly since the Company implemented its annual price increase in January 2022. To offset these pressures, the Company is implementing a second round of global price increases starting in August.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the Company to purchase up to 18 million shares of its outstanding common stock, primarily through open-market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board. Shares available for purchase under the April 2015 authorization were exhausted in the first quarter of 2022. Therefore, the Company will no longer purchase shares under the April 2015 authorization, and all purchases during the second quarter of 2022 were made under the December 2018 authorization.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
April 2, 2022 - April 29, 2022	121,461	$63.90	—	16,879,173
April 30, 2022 - May 27, 2022	56,881	$62.50	—	16,822,292
May 28, 2022 - July 1, 2022	—	$—	—	16,822,292

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 27, 2022.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 27, 2022	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2022	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 27, 2022	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)