Form 10-Q
period 2022-09-30
GRACO INC
filed 2022-10-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

168,529,015 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 12, 2022.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales	$545,644	$486,696	$1,588,476	$1,447,989
Cost of products sold	284,556	238,462	803,853	688,597
Gross Profit	261,088	248,234	784,623	759,392
Product development	19,704	19,762	58,749	60,739
Selling, marketing and distribution	61,386	66,078	186,457	197,432
General and administrative	36,849	37,795	119,225	114,493
Operating Earnings	143,149	124,599	420,192	386,728
Interest expense	1,542	2,500	8,555	7,456
Other expense (income), net	(866)	344	(106)	31
Earnings Before Income Taxes	142,473	121,755	411,743	379,241
Income taxes	26,241	17,926	77,290	59,607
Net Earnings	$116,232	$103,829	$334,453	$319,634
Net Earnings per Common Share
Basic	$0.69	$0.61	$1.97	$1.89
Diluted	$0.67	$0.59	$1.93	$1.83
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Earnings	$116,232	$103,829	$334,453	$319,634
Components of other comprehensive income (loss)
Cumulative translation adjustment	(13,335)	(3,537)	(29,827)	(8,314)
Pension and postretirement medical liability adjustment	1,340	2,559	3,602	8,240
Income taxes - pension and postretirement medical liability adjustment	(312)	(564)	(826)	(1,771)
Other comprehensive income (loss)	(12,307)	(1,542)	(27,051)	(1,845)
Comprehensive Income	$103,925	$102,287	$307,402	$317,789
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$414,827	$624,302
Accounts receivable, less allowances of $6,600 and $3,900	364,073	325,132
Inventories	462,220	382,301
Other current assets	44,783	31,886
Total current assets	1,285,903	1,363,621
Property, Plant and Equipment, net	562,807	451,061
Goodwill	359,645	356,255
Other Intangible Assets, net	136,948	149,740
Operating Lease Assets	30,996	30,046
Deferred Income Taxes	30,450	55,786
Other Assets	31,451	36,689
Total Assets	$2,438,200	$2,443,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$42,692	$43,489
Current portion of long term debt	—	75,000
Trade accounts payable	99,025	78,432
Salaries and incentives	60,458	82,941
Dividends payable	35,836	35,771
Other current liabilities	192,757	191,159
Total current liabilities	430,768	506,792
Long-term Debt	75,000	75,000
Retirement Benefits and Deferred Compensation	101,626	106,897
Operating Lease Liabilities	22,107	23,527
Deferred Income Taxes	8,310	10,661
Other Non-current Liabilities	12,078	10,978
Shareholders’ Equity
Common stock	168,523	170,308
Additional paid-in-capital	776,594	742,288
Retained earnings	950,414	876,916
Accumulated other comprehensive income (loss)	(107,220)	(80,169)
Total shareholders’ equity	1,788,311	1,709,343
Total Liabilities and Shareholders’ Equity	$2,438,200	$2,443,198
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 30, 2022	September 24, 2021
Cash Flows From Operating Activities
Net Earnings	$334,453	$319,634
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	48,223	44,846
Deferred income taxes	20,062	(10,219)
Share-based compensation	19,480	19,882
Change in
Accounts receivable	(56,524)	(10,793)
Inventories	(86,455)	(77,531)
Trade accounts payable	8,456	14,033
Salaries and incentives	(20,841)	22,770
Retirement benefits and deferred compensation	473	6,676
Other accrued liabilities	411	27,307
Other	3,814	626
Net cash provided by operating activities	271,552	357,231
Cash Flows From Investing Activities
Property, plant and equipment additions	(147,193)	(82,628)
Acquisition of businesses, net of cash acquired	(25,296)	(19,386)
Other	(477)	(102)
Net cash used in investing activities	(172,966)	(102,116)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	4,110	27,880
Payments on long-term debt	(75,000)	(69)
Payments of debt issuance costs	—	(1,422)
Common stock issued	28,299	40,445
Common stock repurchased	(155,181)	—
Taxes paid related to net share settlement of equity awards	(1,219)	—
Cash dividends paid	(106,855)	(95,238)
Net cash used in financing activities	(305,846)	(28,404)
Effect of exchange rate changes on cash	(2,215)	(1,792)
Net increase (decrease) in cash and cash equivalents	(209,475)	224,919
Cash and Cash Equivalents
Beginning of year	624,302	378,909
End of period	$414,827	$603,828
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended September 30, 2022
Balance, July 1, 2022	$169,114	$770,209	$912,864	$(94,913)	$1,757,274
Shares issued	182	4,707	—	—	4,889
Shares repurchased	(773)	(3,369)	(43,126)	—	(47,268)
Stock compensation cost	—	5,047	—	—	5,047
Net earnings	—	—	116,232	—	116,232
Dividends declared ($0.210 per share)	—	—	(35,556)	—	(35,556)
Other comprehensive income (loss)	—	—	—	(12,307)	(12,307)
Balance, September 30, 2022	$168,523	$776,594	$950,414	$(107,220)	$1,788,311

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	689	26,392	—	—	27,081
Shares repurchased	(2,474)	(10,781)	(154,034)	—	(167,289)
Stock compensation cost	—	18,696	—	—	18,696
Restricted stock canceled (issued)	—	(1)	—	—	(1)
Net earnings	—	—	334,453	—	334,453
Dividends declared ($0.630 per share)	—	—	(106,921)	—	(106,921)
Other comprehensive income (loss)	—	—	—	(27,051)	(27,051)
Balance, September 30, 2022	$168,523	$776,594	$950,414	$(107,220)	$1,788,311

Three Months Ended September 24, 2021
Balance, June 25, 2021	$169,667	$715,635	$720,429	$(124,468)	$1,481,263
Shares issued	287	6,942	—	—	7,229
Stock compensation cost	—	5,438	—	—	5,438
Net earnings	—	—	103,829	—	103,829
Dividends declared ($0.188 per share)	—	—	(31,868)	—	(31,868)
Other comprehensive income (loss)	—	—	—	(1,542)	(1,542)
Balance, September 24, 2021	$169,954	$728,015	$792,390	$(126,010)	$1,564,349

Nine Months Ended September 24, 2021
Balance, December 25, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	1,386	41,395	—	—	42,781
Stock compensation cost	—	17,750	—	—	17,750
Restricted stock canceled (issued)	—	(2,336)	—	—	(2,336)
Net earnings	—	—	319,634	—	319,634
Dividends declared ($0.563 per share)	—	—	(95,539)	—	(95,539)
Other comprehensive income (loss)	—	—	—	(1,845)	(1,845)
Balance, September 24, 2021	$169,954	$728,015	$792,390	$(126,010)	$1,564,349
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of September 30, 2022 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 30, 2022 and September 24, 2021, and cash flows for the nine months ended September 30, 2022 and September 24, 2021 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for all periods presented.

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

The Company has three reportable segments: Industrial, Process and Contractor. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales
Industrial	$156,182	$154,560	$459,176	$428,872
Process	125,376	96,185	364,883	284,790
Contractor	264,086	235,951	764,417	734,327
Total	$545,644	$486,696	$1,588,476	$1,447,989
Operating Earnings
Industrial	$53,964	$50,812	$161,795	$138,879
Process	30,638	21,514	89,183	64,923
Contractor	65,123	58,659	192,314	203,366
Unallocated corporate (expense)	(6,576)	(6,386)	(23,100)	(20,440)
Total	$143,149	$124,599	$420,192	$386,728

Assets by segment were as follows (in thousands):

	September 30, 2022	December 31, 2021
Industrial	$606,224	$601,843
Process	543,701	436,203
Contractor	698,698	599,726
Unallocated corporate	589,577	805,426
Total	$2,438,200	$2,443,198

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales (based on customer location)
United States	$289,831	$244,086	$840,922	$739,309
Other countries	255,813	242,610	747,554	708,680
Total	$545,644	$486,696	$1,588,476	$1,447,989

	September 30, 2022	December 31, 2021
Long-lived Assets
United States	$498,780	$388,835
Other countries	64,027	62,226
Total	$562,807	$451,061

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net earnings available to common shareholders	$116,232	$103,829	$334,453	$319,634
Weighted average shares outstanding for basic earnings per share	169,166	169,834	169,368	169,459
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,623	4,940	4,020	4,939
Weighted average shares outstanding for diluted earnings per share	172,789	174,774	173,388	174,398
Basic earnings per share	$0.69	$0.61	$1.97	$1.89
Diluted earnings per share	$0.67	$0.59	$1.93	$1.83

Stock options to purchase 1,618,000 and 428,000 shares were not included in the September 30, 2022 and September 24, 2021 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 2021	9,575	$39.31	7,296	$33.75
Granted	831	71.73
Exercised	(391)	24.00
Canceled	(40)	49.17
Outstanding, September 30, 2022	9,975	$42.58	7,648	$36.35

The Company recognized year-to-date share-based compensation of $17.9 million in 2022 and $19.9 million in 2021. As of September 30, 2022, there was $11.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 30, 2022	September 24, 2021
Expected life in years	7.3	7.5
Interest rate	1.9%	1.2%
Volatility	25.5%	25.3%
Dividend yield	1.2%	1.0%
Weighted average fair value per share	$19.06	$18.91

Under the Company’s Employee Stock Purchase Plan, the Company issued 316,000 shares in 2022 and 416,000 shares in 2021. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Nine Months Ended
	September 30, 2022	September 24, 2021
Expected life in years	1.0	1.0
Interest rate	0.9%	0.1%
Volatility	20.5%	40.1%
Dividend yield	1.2%	1.1%
Weighted average fair value per share	$16.01	$21.50

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Pension Benefits
Service cost	$2,053	$1,674	$6,187	$7,119
Interest cost	2,745	2,519	8,249	8,476
Expected return on assets	(5,237)	(5,412)	(14,816)	(15,673)
Amortization and other	1,200	2,148	3,695	7,254
Net periodic benefit cost	$761	$929	$3,315	$7,176
Postretirement Medical
Service cost	$129	$153	$387	$503
Interest cost	209	124	629	624
Amortization	86	252	259	752
Net periodic benefit cost	$424	$529	$1,275	$1,879

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 30, 2022
Balance, July 1, 2022	$(58,359)	$(36,554)	$(94,913)
Other comprehensive income (loss) before reclassifications	—	(13,335)	(13,335)
Reclassified to pension cost and deferred tax	1,028	—	1,028
Balance, September 30, 2022	$(57,331)	$(49,889)	$(107,220)

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	—	(29,827)	(29,827)
Reclassified to pension cost and deferred tax	2,776	—	2,776
Balance, September 30, 2022	$(57,331)	$(49,889)	$(107,220)

Three Months Ended September 24, 2021
Balance, June 25, 2021	$(109,655)	$(14,813)	$(124,468)
Other comprehensive income (loss) before reclassifications	—	(3,537)	(3,537)
Reclassified to pension cost and deferred tax	1,995	—	1,995
Balance, September 24, 2021	$(107,660)	$(18,350)	$(126,010)

Nine Months Ended September 24, 2021
Balance, December 25, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	—	(8,314)	(8,314)
Reclassified to pension cost and deferred tax	6,469	—	6,469
Balance, September 24, 2021	$(107,660)	$(18,350)	$(126,010)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $350 million and other receivables of $14 million as of September 30, 2022 and $315 million and $10 million, respectively, as of December 31, 2021.

Allowance for Credit Losses

Following is a summary of activity in the year to date allowance for credit losses (in thousands):

	September 30, 2022	September 24, 2021
Balance, beginning	$3,254	$3,745
Additions (reversals) charged to costs and expenses	3,262	164
Deductions from reserves (1)	(564)	(425)
Other additions (deductions) (2)	(452)	68
Balance, ending	$5,500	$3,552

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	September 30, 2022	December 31, 2021
Finished products and components	$211,195	$166,922
Products and components in various stages of completion	140,892	117,063
Raw materials and purchased components	229,127	185,291
Subtotal	581,214	469,276
Reduction to LIFO cost	(118,994)	(86,975)
Total	$462,220	$382,301

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 30, 2022
Cost	$202,103	$26,574	$1,700	$62,633	$293,010
Accumulated amortization	(119,529)	(17,519)	(659)	—	(137,707)
Foreign currency translation	(12,791)	(1,042)	—	(4,522)	(18,355)
Book value	$69,783	$8,013	$1,041	$58,111	$136,948
Weighted average life in years	13	10	5	N/A

As of December 31, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(108,657)	(15,734)	(452)	—	(124,843)
Foreign currency translation	(7,710)	(707)	—	(1,112)	(9,529)
Book value	$78,138	$9,633	$448	$61,521	$149,740
Weighted average life in years	13	10	5	N/A

Amortization of intangibles for the quarter was $4.8 million in 2022 and $4.6 million in 2021 and for the year to date was $14.1 million in 2022 and $13.4 million in 2021. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Thereafter
Estimated Amortization Expense	$4,556	$16,860	$15,639	$15,071	$8,660	$18,051

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 31, 2021	$185,733	$141,304	$29,218	$356,255
Additions, adjustments from business acquisitions	—	16,994	—	16,994
Foreign currency translation	(10,162)	(3,442)	—	(13,604)
Balance, September 30, 2022	$175,571	$154,856	$29,218	$359,645

In the first quarter, the Company completed an acquisition of a business that is not material to the consolidated financial statements.

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued self-insurance retentions	$9,306	$9,303
Accrued warranty and service liabilities	14,263	14,463
Accrued trade promotions	13,670	15,872
Payable for employee stock purchases	12,244	15,746
Customer advances and deferred revenue	60,657	60,554
Income taxes payable	13,652	5,200
Right of return refund liability	18,219	18,614
Operating lease liabilities, current	9,193	9,096
Other	41,553	42,311
Total	$192,757	$191,159

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 31, 2021	$14,463
Assumed in business acquisition	38
Charged to expense	6,251
Margin on parts sales reversed	1,811
Reductions for claims settled	(8,300)
Balance, September 30, 2022	$14,263

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and nine months ended September 30, 2022, we recognized $11.2 million and $52.0 million, respectively, that was included in deferred revenue at December 31, 2021. During the three and nine months ended September 24, 2021, we recognized $16.4 million and $40.4 million, respectively, that was included in deferred revenue at December 25, 2020.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 30, 2022	December 31, 2021
Assets
Cash surrender value of life insurance	2	$17,575	$23,147
Forward exchange contracts	2	171	—
Total assets at fair value		$17,746	$23,147
Liabilities
Contingent consideration	3	$14,411	$12,274
Deferred compensation	2	5,554	5,962
Forward exchange contracts	2	—	111
Total liabilities at fair value		$19,965	$18,347

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

Long-term notes payable with fixed interest rates had a carrying amount of $75 million and estimated fair value of $75 million as of September 30, 2022. As of December 31, 2021, the long- term notes had a carrying amount of $150 million and estimated fair value of $165 million. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company also has historically sold products to customers located in or associated with Russia and Belarus. In response to Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union, Switzerland and others have implemented sanctions and export controls targeting Russia and Belarus and entities associated with those countries, which significantly limits our ability to sell certain products, serve certain customers and collect on our outstanding receivables in those countries. In the first quarter of 2022, we decided to suspend sales into Russia and Belarus for the time being. Sales to Russia and Belarus accounted for approximately 1.5% of our 2021 net sales and were not material for the first three quarters of 2022.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 30, 2022	Sep 24, 2021	% Change	Sep 30, 2022	Sep 24, 2021	% Change
Net Sales	$545.6	$486.7	12%	$1,588.5	$1,448.0	10%
Operating Earnings	143.1	124.6	15%	420.2	386.7	9%
Net Earnings	116.2	103.8	12%	334.5	319.6	5%
Net Earnings, adjusted (1)	114.8	100.3	14%	331.3	309.9	7%
Diluted Net Earnings per Common Share	$0.67	$0.59	14%	$1.93	$1.83	5%
Diluted Net Earnings per Common Share, adjusted (1)	$0.66	$0.57	16%	$1.91	$1.78	7%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased 12 percent for the quarter and 10 percent year to date, with increases in all segments. Changes in currency translation rates reduced worldwide sales by $20 million (5 percentage points) for the quarter and $43 million (3 percentage points) for the year to date. Sales from acquired operations contributed approximately $3 million (1 percentage point) for the quarter and $8 million (1 percentage point) for the year to date.
Gross profit margin rates for the quarter and year to date decreased 3 percentage points as strong realized pricing was unable to offset higher product costs and unfavorable currency translation.
Total operating expenses decreased $6 million (5 percentage points) for the quarter and $8 million (2 percentage points) for the year to date primarily due to lower sales and earnings-based expenses. Expense leverage largely offset the effects of lower gross profit margin rates on operating earnings.

Excluding the impact of excess tax benefits related to stock option exercises and certain non-recurring tax provision adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Earnings before income taxes	$142.4	$121.8	$411.8	$379.2

Income taxes, as reported	$26.2	$17.9	$77.3	$59.6
Excess tax benefit from option exercises	1.4	2.6	3.2	8.8
Other non-recurring tax benefit	—	0.9	—	0.9
Income taxes, adjusted	$27.6	$21.4	$80.5	$69.3

Effective income tax rate
As reported	18.4%	14.7%	18.8%	15.7%
Adjusted	19.4%	17.6%	19.6%	18.3%

Net Earnings, as reported	$116.2	$103.8	$334.5	$319.6
Excess tax benefit from option exercises	(1.4)	(2.6)	(3.2)	(8.8)
Other non-recurring tax benefit	—	(0.9)	—	(0.9)
Net Earnings, adjusted	$114.8	$100.3	$331.3	$309.9

Weighted Average Diluted Shares	172.8	174.8	173.4	174.4
Diluted Earnings per Share
As reported	$0.67	$0.59	$1.93	$1.83
Adjusted	$0.66	$0.57	$1.91	$1.78

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	52.2	49.0	50.6	47.6
Gross Profit	47.8	51.0	49.4	52.4
Product development	3.6	4.1	3.7	4.2
Selling, marketing and distribution	11.3	13.6	11.7	13.6
General and administrative	6.8	7.8	7.5	7.9
Operating Earnings	26.2	25.6	26.5	26.7
Interest expense	0.3	0.5	0.5	0.5
Other expense (income), net	(0.2)	0.1	—	—
Earnings Before Income Taxes	26.1	25.0	25.9	26.2
Income taxes	4.8	3.7	4.9	4.1
Net Earnings	21.3%	21.3%	21.1%	22.1%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Americas(1)	$333.4	$280.4	$964.8	$847.3
EMEA(2)	111.3	115.0	325.8	339.0
Asia Pacific	100.9	91.3	297.9	261.7
Consolidated	$545.6	$486.7	$1,588.5	$1,448.0
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	18%	1%	0%	19%	13%	1%	0%	14%
EMEA	10%	0%	(13)%	(3)%	5%	1%	(10)%	(4)%
Asia Pacific	17%	1%	(8)%	10%	18%	1%	(5)%	14%
Consolidated	16%	1%	(5)%	12%	12%	1%	(3)%	10%

Gross Profit

Gross profit margin rates for the quarter and year to date decreased 3 percentage points from the comparable periods last year. Realized pricing was unable to offset continued increases in product costs and the adverse impacts of changes in currency translation rates.

Operating Expenses

Total operating expenses for the quarter decreased $6 million (5 percent) compared to the third quarter last year. Reductions of $5 million from the impact of currency translation and $3 million from lower sales and earnings-based expenses were partially offset by volume and rate related increases. Year-to-date operating expenses decreased $8 million compared to the same period last year. Reductions of $10 million from the impact of currency translation and $10 million from lower sales and earnings-based expenses were partially offset by $3 million of allowances for credit losses on customer receivables in Russia and other volume and rate related increases.

Interest Expense

Interest expense increased $1 million for the year to date and includes a $3.5 million fee related to the prepayment of private placement debt in the first quarter of 2022.
Income Taxes

The effective income tax rate was 18 percent for the quarter and 19 percent for the year to date, up 3 percentage points, respectively, from the comparable periods last year. The increase was primarily due to decreases in excess tax benefits from stock option exercises and the unfavorable effects of foreign earnings taxed at higher rates than the U.S.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales
Americas	$60.1	$54.1	$175.9	$152.3
EMEA	48.1	53.9	141.6	144.5
Asia Pacific	47.9	46.4	141.7	132.0
Total	$156.1	$154.4	$459.2	$428.8
Operating earnings as a percentage of net sales	35%	33%	35%	32%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	11%	0%	0%	11%	16%	0%	(1)%	15%
EMEA	3%	0%	(14)%	(11)%	9%	0%	(11)%	(2)%
Asia Pacific	11%	0%	(8)%	3%	12%	0%	(5)%	7%
Segment Total	8%	0%	(7)%	1%	12%	0%	(5)%	7%

For both the quarter and year to date, strong Industrial segment sales growth in the Americas and Asia Pacific was partially offset by weakness in EMEA due to unfavorable macroeconomic conditions. The operating margin rate increased for both the quarter and year to date as strong realized pricing and expense leverage more than offset higher product costs and the adverse impacts of currency translation.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales
Americas	$76.6	$58.6	$222.0	$175.1
EMEA	16.6	13.8	51.4	44.4
Asia Pacific	32.2	23.8	91.5	65.3
Total	$125.4	$96.2	$364.9	$284.8
Operating earnings as a percentage of net sales	24%	22%	24%	23%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	27%	4%	0%	31%	24%	3%	0%	27%
EMEA	30%	1%	(11)%	20%	22%	1%	(7)%	16%
Asia Pacific	40%	1%	(7)%	34%	44%	1%	(5)%	40%
Segment Total	30%	4%	(4)%	30%	28%	2%	(2)%	28%

The Process segment had broad-based double-digit sales growth in all product applications and regions for the quarter and year to date. The operating margin rate for this segment increased 2 percentage points for the quarter and 1 percentage point for the year to date as increased volume and expense leverage offset higher product costs, unfavorable product and channel mix and the adverse impacts of currency translation.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net Sales
Americas	$196.7	$167.6	$566.9	$519.9
EMEA	46.6	47.3	132.8	150.1
Asia Pacific	20.8	21.2	64.7	64.4
Total	$264.1	$236.1	$764.4	$734.4
Operating earnings as a percentage of net sales	25%	25%	25%	28%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	18%	0%	(1)%	17%	9%	0%	0%	9%
EMEA	12%	0%	(13)%	(1)%	(4)%	1%	(9)%	(12)%
Asia Pacific	7%	0%	(8)%	(1)%	6%	0%	(5)%	1%
Segment Total	16%	0%	(4)%	12%	6%	1%	(3)%	4%

Contractor segment sales increased 12 percent for the quarter compared to last year due to improved product availability. Sales increased 4 percent for the year to date primarily due to continued strength in North American construction markets. Price realization, favorable product and channel mix and expense leverage offset higher product costs for the quarter, which resulted in a consistent operating margin rate compared to last year. For the year to date, the operating margin rate decreased 3 percentage points primarily due to higher product costs and the adverse impacts of currency translation.

Liquidity and Capital Resources

Net cash provided by operating activities of $272 million decreased $86 million from the comparable period last year, mostly driven by increased salary and incentive payments, increased inventory purchases to meet demand levels and higher accounts receivable that reflect growth in business activity through the 2022 year to date. Significant uses of cash in 2022 included share repurchases of $155 million, plant and equipment additions of $147 million, dividend payments of $107 million, prepayment of long-term debt of $75 million, and $25 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2022 totaled $28 million.

Significant uses of cash in 2021 included dividend payments of $95 million, property, plant and equipment additions of $83 million and $19 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2021 totaled $40 million.

As of September 30, 2022, the Company had available liquidity of $941 million, including cash and cash equivalents of $415 million, of which $275 million was held outside of the U.S., and available credit under existing committed credit facilities of $526 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2022, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2022 are expected to be approximately $230 million, including $130 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook

Demand worldwide remains solid despite uncertain macroeconomic conditions. For the full-year 2022, the Company is raising its target to low double-digit sales growth on an organic, constant currency basis.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the Company to purchase up to 18 million shares of its outstanding common stock, primarily through open-market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board. Shares available for purchase under the April 2015 authorization were exhausted in the first quarter of 2022. Therefore, the Company will no longer purchase shares under the April 2015 authorization, and all purchases during the third quarter of 2022 were made under the December 2018 authorization.

In addition to shares purchased under the Board authorizations, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
July 2, 2022 - July 29, 2022	—	$—	—	16,822,292
July 30, 2022 - August 26, 2022	—	$—	—	16,822,292
August 27, 2022 - September 30, 2022	772,716	$61.17	—	16,049,576

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 14, 2014. (Incorporated by reference to Exhibit 3.2 to the Company’s 2013 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 26, 2022.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 26, 2022	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2022	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 26, 2022	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)