Form 10-K
period 2022-12-30
GRACO INC
filed 2023-02-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 30, 2022, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the transition period from                      to                     .
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 169,133,922 shares of common stock held by non-affiliates of the registrant was $10,063,468,359 as of July 1, 2022.
167,776,564 shares of common stock were outstanding as of January 11, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2023, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

PART I

Item 1. Business

Graco Inc., together with its subsidiaries (“Graco,” “us,” “we,” or “our Company”), is a multi-national manufacturing company. We supply technology and expertise for the management of fluids and coatings in industrial and commercial applications. We design, manufacture and market systems and equipment used to move, measure, mix, control, dispense and spray fluid and powder materials. Our equipment is used in manufacturing, processing, construction and maintenance industries. Graco is a Minnesota corporation and was incorporated in 1926.

We specialize in providing equipment solutions for difficult-to-handle materials with high viscosities, abrasive or corrosive properties, and multiple component materials that require precise ratio control. We aim to serve niche markets, providing high customer value through product differentiation. Our products enable customers to reduce their use of labor, material and energy, improve quality and environmental performance.

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

We also make targeted acquisitions to broaden our product offering, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. We completed business acquisitions in 2022, 2021 and 2020 that were not material to our consolidated financial statements.

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

We classify our business into three reportable segments, each with a worldwide focus: Contractor, Industrial and Process.

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. For 2022, sales in the Americas represented approximately 60 percent of our Company’s total sales. Sales in EMEA represented approximately 21 percent. Sales in Asia Pacific represented approximately 19 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

Outside of the U.S., our subsidiaries located in Australia, Belgium, Spain, Japan, Italy, Korea, India, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium; St. Gallen, Switzerland; and Shanghai, P.R.C. reinforce our commitment to their regions.

Our manufacturing capacity is sufficient for current business demand levels. Production requirements in the immediate future are expected to be met through existing facilities, planned facility expansions, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. In 2022, we completed a construction project on a new facility in Dayton, Minnesota that contains manufacturing operations for portions of our Contractor segment and Process division. We also began facility construction and expansion projects in our Sioux Falls, South Dakota; St. Gallen, Switzerland; and Sibiu, Romania manufacturing facilities in 2022, as well as the construction of a new worldwide distribution center in Dayton, Minnesota. We are in the planning and design phases of additional projects to expand capacity in other manufacturing and distribution locations in 2023 and beyond. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Barcelona, Spain; Suzhou and Shanghai, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; Kamas, Utah; and Coventry, United Kingdom. In 2021, we opened facilities in Dongguan City, P.R.C. and Aachen, Germany, devoted to the support and development of products for electronics assembly, battery and new energy vehicles. The product development and engineering groups focus on new product design, product improvements, and new applications for existing products and technologies for their specific customer base. We continue to enhance our product capabilities with particular emphasis on automation and configurability, easier integration with end-user customer manufacturing and business systems, and increased focus on data and analytics. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products and enhance their ability to manage products and efficiency and support their sustainability initiatives.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $80 million in 2022, $80 million in 2021 and $72 million in 2020. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

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

Contractor Segment

The Contractor segment represented approximately 47 percent of our total sales in 2022. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

This segment also manufactures two-component proportioning systems that are used to spray polyurethane foam (spray foam) and polyurea coatings. Spray foam is commonly used for insulating building walls, roofs, water heaters, refrigerators, hot tubs and other items. Polyurea coatings are applied on storage tanks, pipes, roofs, truck beds, concrete and other items. We offer a complete line of pumps and proportioning equipment that sprays specialty coatings on a variety of surfaces for protection and fireproofing.

End users of this segment are primarily professional painters in the construction and maintenance industries, specialty contractors, tradesmen and do-it-yourselfers. Contractor products are marketed and sold in all major geographic areas. We continue to add distributors throughout the world that specialize in the sale of Contractor products. Globally, we are pursuing a broad strategy of converting contractors accustomed to manually applying paint and other coatings to spray technology.

Our Contractor products are distributed primarily though distributor outlets whose main products are paint and other coatings. Certain sprayers and accessories are distributed globally through the home center channel. Contractor products are also sold through general equipment distributors outside of North America.

Industrial Segment

The Industrial segment represented approximately 30 percent of our total sales in 2022. It includes the Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs. A majority of this segment's business is outside of North America.

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

Industrial

The Industrial division makes liquid finishing and advanced fluid dispense equipment primarily for use in industrial applications.

This division’s products include liquid finishing equipment that applies liquids on metals, wood and plastics, with emphasis on solutions that provide easy integration to paint monitoring and control systems. Products include paint circulating and paint supply pumps, paint circulating advanced control systems, plural component coating proportioners, various accessories to filter, transport, agitate and regulate fluid, and spare parts such as spray tips, seals and filter screens. The Industrial division also offers a variety of applicators that use different methods of atomizing and spraying liquid materials, paint or other coatings depending on the viscosity of the fluid, the type of finish desired and the need to maximize transfer efficiency, minimize overspray and minimize the release of volatile organic compounds into the air. Manufacturers in the automotive, automotive feeder, commercial and recreational vehicle, military and utility vehicle, aerospace, farm, construction, wood and general metals industries use our liquid finishing products.

The Industrial division also manufactures equipment for industrial customers that pumps, meters, mixes and dispenses sealant, adhesive and composite materials. Advanced fluid dispense equipment includes gel-coat equipment, chop and wet-out systems, resin transfer molding systems and applicators and precision dispensing solutions. This precision dispense equipment bonds, molds, seals, vacuum encapsulates and laminates parts and devices in a wide variety of industrial applications.

Powder

The Powder division makes powder finishing products and complete powder finishing systems that coat powder on metals. These products are sold under the Gema® and SAT™ brands. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end users of our powder finishing products include manufacturers in the construction, home appliance, automotive component and custom project coater industries. We strive to provide innovative solutions in powder coating for end users in emerging and developed markets.

Process Segment

The Process segment represented approximately 23 percent of our total sales in 2022. It includes the Process and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semiconductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

Most Process segment equipment is sold worldwide through third-party distributors and original equipment manufacturers. Some products are sold directly to end users, particularly in the oil and natural gas and semiconductor industries.

Process

The Process division makes pumps of various technologies that move chemicals, water, wastewater, petroleum, food and other fluids. Manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, oil and natural gas, semiconductor, electronics, wastewater, mining and ceramics industries use these pumps. This division makes environmental monitoring and remediation equipment that is used to conduct ground water sampling and ground water remediation, and for landfill liquid and gas management.

Lubrication

The Lubrication division primarily designs and sells equipment for use in equipment maintenance and vehicle servicing. We supply pumps, hose reels, meters, valves and accessories for use by fast oil change facilities, service garages, fleet service centers, automobile dealerships, auto parts stores, truck builders and heavy equipment service centers.

This division also offers systems, components and accessories for the automatic lubrication of bearings, gears and generators in industrial and commercial equipment, compressors, turbines and on- and off-road vehicles. Automatic lubrication systems reduce maintenance costs, downtime and extend equipment life. These systems are utilized across a variety of industries including construction, mining, industrial manufacturing, transportation, wind energy and oil and natural gas.

The Lubrication division also manufactures high pressure and ultra-high pressure valves used in the oil and natural gas industry, hydrogen refueling infrastructure, other industrial processes and research facilities. The division also has a line of chemical injection pumping solutions for precise injection of chemicals into producing oil wells and pipelines.

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; electronic components and high performance plastics, such as polytetrafluoroethylene (PTFE). The materials and components that we use are generally available through multiple sources of supply. To manage cost, we source significant amounts of materials and components from outside the U.S., primarily in the Asia Pacific region.

In 2022, we continued to experience logistical and production constraints associated with raw materials and purchased components. These constraints were due to limited component availability, reduced freight capacity, shipping delays, and labor shortages. While we were generally able to find alternative suppliers to source raw materials and components for our products as interruptions persisted, these constraints reduced our ability to meet demand and increased lead times across many of our product lines. Additionally, we experienced price inflation related to raw materials and purchased components. The effects of inflation were most pronounced on motors, electronics, and commodity prices for materials, such as aluminum, stainless steel, carbon steel bar stock, plastics and copper. Although pressures from tariffs continued in 2022, we worked with our supplier base on a variety of opportunities to lessen the effect.

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

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 30, 2022.

Human Capital Resources

As of December 30, 2022, we employed approximately 4,000 persons. Of this total, approximately 1,400 were employees based outside of the U.S., and 1,700 were hourly factory workers in the U.S. None of our Company’s U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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
As of December 30, 2022, our executive officers responsible for setting overall strategy average nearly 21 years of tenure with us. Tenure of all employees averages nearly 10 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

We are committed to maintaining a culture of trust that recognizes the dignity and uniqueness of the individual. We provide equal opportunities for professional growth and advancement based on performance, qualifications, demonstrated skill and achievements. All employees are encouraged, under a continuous improvement program with financial incentives, to submit ideas to improve profitability, quality, safety and environmental practices. New employee orientation and regular ethics training are required for all employees. We complete a biennial survey of our employees to assess our culture, benchmark us against industry leaders, and to make improvements as necessary.

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

An economic downturn, recession, depression, sustained inflationary pressures or financial market turmoil may depress demand for our equipment in all major geographies and markets. Economic uncertainty and volatility in various geographies and industries in which we conduct business may adversely affect our net sales and earnings. If our distributors and original equipment manufacturers are unable to purchase our products because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected. An economic downturn may have an adverse effect on our results of operations and financial condition and affect our ability to satisfy the financial covenants in the terms of our financing arrangements.

Currency - Changes in currency translation rates could adversely impact our revenue, earnings and the valuation of assets denominated in foreign currencies.

A significant number of routine transactions are conducted in foreign currencies. Changes in exchange rates have impacted, and in the future may impact, our reported sales and earnings and the valuation of assets denominated in foreign currencies. A majority of our manufacturing and cost structure is based in the U.S. In addition, decreased value of local currency may make it difficult for some of our distributors and end users to purchase products.

Russian Invasion of Ukraine – Russia’s invasion of Ukraine, and the sanctions and actions taken against Russia and Belarus in response to the invasion, could adversely impact our business.

While our sales into Russia and Belarus were not material to our overall business, and we did not have any physical operations in Russia or Belarus or source raw materials or components directly from either country, the Russian invasion of Ukraine and the resulting sanctions and actions taken against Russia and Belarus by the United States, the United Kingdom, the European Union, Switzerland and others considerably restricted our ability to sell certain products in Russia and Belarus. As a result, in April 2022 we suspended sales into Russia and Belarus indefinitely. We expect our ability to sell certain products in Russia and Belarus to continue to be restricted for the foreseeable future. A significant escalation or expansion of the conflict beyond its current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition, and could exacerbate other risks discussed in this report. Such risks include, but are not limited to: an increase in the frequency and severity of cybersecurity threats against us and the parties with whom we do business; unfavorable changes in exchange rates; further shortages, delivery delays and price inflation in a wide variety of raw materials and components; widespread reductions in end-user demand; and increased logistical challenges.

Political Instability - Uncertainty surrounding political leadership may limit our growth opportunities.

Domestic political instability, including government shut downs, may limit our ability to grow our business. International political instability (including tensions between the U.S. and the countries in which we conduct business, threats of war, terrorism and other hostilities, and governmental instability) may prevent us or our customers from expanding our business into certain geographies and may also limit our ability to grow our business. Civil disturbances may harm our business.

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

We source certain of our materials and components from suppliers outside the U.S., and from suppliers within the U.S. who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of raw materials and components have impacted and may continue to impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises (such as the COVID-19 pandemic), political or other factors. Raw materials may become limited in availability from certain regions. Port labor issues may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products. Shortages, delivery delays and price inflation in a wide variety of raw materials and components (including but not limited to electronic components, castings, engines and motors) and logistical challenges (including but not limited to increased freight costs, shipping container shortages, trucking shortages, ocean, railway and air freight capacity constraints, labor shortages and port delays) have adversely affected production and profitability and may continue to adversely affect production and profitability.

Information Systems - Interruption of or intrusion into information systems may impact our business.

We rely on information systems and networks, including the internet, to conduct and support our business. Some of these systems and networks are managed, hosted and provided by third parties. We use these systems and networks to record, process, summarize, transmit and store electronic information, and to manage or support our business processes and activities. We have implemented measures intended to secure our information systems and networks and prevent unauthorized access to or loss of sensitive data. However, these measures may not be effective against all eventualities, and our information systems and networks and those of our third party service providers may be vulnerable to hacking, human error, fraud or other misconduct, system error, faulty password management or other irregularities. Cybersecurity threats are increasing in frequency, sophistication and severity. We have experienced and expect to continue to experience cybersecurity threats and attacks on our systems and networks and those of our third party service providers. To date, none of the cybersecurity threats and attacks we have experienced have had a material adverse impact on our operations, business or financial condition. Security breaches or intrusion into our information systems or networks or the information systems or networks of the third parties with whom we do business pose a risk to the confidentiality, availability and integrity of our data, and could lead to any one or more of the following: the compromising of confidential information; manipulation, unauthorized use, theft or destruction of data; product defects or malfunctions; production downtimes and operations disruptions; litigation; regulatory action; fines; and other costs and adverse consequences. The occurrence of a security breach or an intrusion into an information system or a network, or the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks or the internet, may adversely affect our business, reputation, results of operations and financial condition.

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

In 2022, approximately 48 percent of our sales were generated by customers located outside the U.S. Operating and selling outside of the U.S. exposes us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Catastrophic Events - Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

The loss of, or substantial damage to, one of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture product, fulfill customer orders and provide our employees with work. Flooding, tornadoes, hurricanes, unusually heavy precipitation or other severe weather events, earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest or outbreaks, epidemics or pandemics of infectious diseases (such as the COVID-19 pandemic) could adversely impact our operations.

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

Pandemic Risks

A pandemic, including the COVID-19 pandemic, could have a material and adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and related governmental, business and societal responses to the pandemic had an adverse effect on our operations, employees, supply chains, distribution channels, and end-user customers. These effects included: employees being infected by, or exposed to, the virus; adverse impacts on the efficiency and productivity of our workforce and our operations; adverse impacts on our ability to manufacture products and provide related services in a timely manner; supply chain disruptions, including increased costs of raw materials and components, and delays, shortages and difficulties in sourcing raw materials and components; volatility in demand for certain of our products; inability to meet end-user customer demand; distribution and logistics challenges, including increased freight costs, reduced freight capacity, and shipping delays; restrictions on our employees’ ability to meet customers in person and the cancellation, postponement and reformatting of trade shows, industry events and product demonstrations, which impacted our selling activities and our ability to convert those activities into actual sales; and a significant investment of time, energy and resources by management in mitigating the effects of the pandemic on our employees and our business and complying with existing, new or modified governmental rules, regulations, standards and mandates. We may experience similar or additional adverse impacts to our business, results of operations and financial condition in the future as a result of a pandemic, including the COVID-19 pandemic. The extent to which a pandemic, including the COVID-19 pandemic, impacts us will depend on numerous factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus and new variants of the virus; the duration and scope of the pandemic; the efficacy, distribution and adoption rate of vaccines and therapeutic treatments; infection rates in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, societal, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs; our ability to sell our products and services and provide product support; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after the pandemic subsides, we may continue to experience adverse effects to our business as a result of ongoing or new economic impacts. A pandemic, including the COVID-19 pandemic, could also exacerbate or trigger other risks discussed in this report, any of which could have a material and adverse effect on our business, results of operations and financial condition.

Strategic Risks

Growth Strategies and Acquisitions - Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. The success of our acquisition strategy depends on our ability to successfully identify and properly value suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions and integrate or add the acquired businesses into our existing businesses or corporate structure. Once successfully integrated into our existing businesses or added to our corporate structure, the acquired businesses may not perform as planned, be accretive to earnings, generate positive cash flows, provide an acceptable return on investment or otherwise be beneficial to us. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers, distributors and employees will react to the acquisitions that we make. Acquisitions may result in the assumption of undisclosed or contingent liabilities, the incurrence of increased indebtedness and expenses, and the diversion of management’s time and attention away from other business matters, any of which may have an adverse effect on our business, results of operations and financial condition. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third-party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we close, the new products that we develop and the channel expansions that we make.

Competition - Our success depends upon our ability to develop, market and sell new products that meet our customers’ needs and desires, and anticipate industry changes.

Our profitability will be affected if we do not develop new products and technologies that meet our customers’ needs and desires. Our ability to develop, market and sell products that meet our customers’ needs and desires depends upon a number of factors, including anticipating the features and products that our customers will need or want in the future, identifying and entering into new markets, training our distributors, and anticipating market trends. Changes in industries that we serve, including consolidation of competitors, distributors and customers, could affect our success. Changes in the competitive landscape, increases in the market reach of competitors, and improvements in the quality of competitive products could also affect our success. Price competition and competitor strategies could negatively impact our growth and have an adverse impact on our results of operations.

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

Cyclical Industries - Our success may be affected by variations in the construction, automotive, electronics, aerospace, semiconductor, and agriculture and construction equipment industries.

Our business may be affected by fluctuations in residential, commercial and institutional building and remodeling activity. Changes in construction materials and techniques may also impact our business. Our business may also be affected by fluctuations of activity in the automotive, electronics, aerospace, semiconductor, and agriculture and construction equipment industries.

Legal, Regulatory and Compliance Risks

Laws and Regulations - Changes in laws and regulations, and the imposition of new or additional laws and regulations, may impact how we can do business and the cost of doing business around the world.

We are subject to many laws and regulations in the jurisdictions where we operate, and as our business grows and expands geographically, we may become subject to additional laws and regulations previously inapplicable to our business. Changes to laws and regulations to which we are currently subject, exposure to additional laws and regulations previously inapplicable to our business, and the imposition of new laws and regulations increase our cost of doing business, may affect the manner in which our products will be produced or delivered, may affect the locations and facilities from which we conduct business, and may impact our long-term ability to provide returns to our shareholders.

Climate-Related Laws, Regulations and Accords – Climate-related laws, regulations and accords may adversely impact our operations, the industries in which we operate, and increase our cost of doing business.

Growing concerns over climate change has resulted in, and may continue to result in, new laws, regulations and accords intended to reduce emissions of certain greenhouse gases and to require reporting on such emissions and other climate-related matters. Existing and new laws, regulations and accords relating to emissions of certain greenhouse gases and the reporting of such emissions and other climate-related matters may be difficult and costly to comply with, may adversely impact certain aspects of our operations (including but not limited to the manufacture and distribution of our products), may adversely impact certain industries in which we operate, may result in increased energy, input, compliance and other costs, and may decrease demand for certain of our products.

ESG Expectations – Expectations relating to environmental, social and governance (ESG) matters may increase our cost of doing business and expose us to reputational harm and potential liability.

Many regulators, investors, employees, vendors, customers, community members and other stakeholders are increasingly focused on ESG matters such as climate change, greenhouse gas emissions, human capital, and diversity, equity and inclusion. We may make public statements about various ESG-related matters and initiatives from time to time, including on our website, in our press releases, in our ESG report, and in other communications. Addressing stakeholder expectations relating to ESG matters requires an investment of time, money and other resources, any or all of which may increase our cost of doing business. In addition, as investor and other stakeholder expectations relating to ESG matters change and evolve over time, any failure or perceived failure by us to adequately address those expectations may damage our reputation and adversely affect our business and results of operations. Similarly, any public statements we make about ESG-related matters and initiatives may result in legal and regulatory proceedings against us which could adversely affect our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 21, 2023, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Rogers, Minnesota, United States	Owned	782,000	Manufacturing, warehouse, office and product development	Contractor
Dayton, Minnesota, United States	Owned	538,000	Manufacturing, warehouse, office and product development	Contractor and Process
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial
Rogers, Minnesota, United States	Leased	268,000	Distribution center and office	All segments
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development	Process
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing, warehouse and office	Industrial and Contractor

Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate and Industrial
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Pompano Beach, Florida, United States	Leased	109,000	Office, assembly and warehouse	Contractor
Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial
Kamas, Utah, United States	Owned	74,000	Manufacturing, warehouse, office, product development and test laboratory	Process
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Minneapolis, Minnesota, United States	Owned	42,000	Corporate administrative office	All segments
Irvine, California, United States	Leased	21,000	Office, assembly and warehouse	Process
Europe
Maasmechelen, Belgium	Owned	210,000	EMEA headquarters, warehouse and assembly	All segments
Verona, Italy	Leased	164,000	Manufacturing and warehouse	Industrial
St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
Sibiu, Romania	Leased	77,000	Manufacturing	Industrial
Coventry, United Kingdom	Owned	38,000	Office and assembly	Process
Rödermark, Germany	Leased	32,000	Office and warehouse	Industrial
Verona, Italy	Owned	31,000	Office and warehouse	Industrial
St. Gallen, Switzerland	Leased	26,000	Manufacturing	Industrial
Maasmechelen, Belgium	Leased	25,000	Office and assembly	All segments
Aachen, Germany	Leased	22,000	Office and warehouse	All segments
Asia Pacific
Shanghai, P.R.C.	Leased	80,000	Asia Pacific headquarters	All segments
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office	All segments
Shanghai, P.R.C.	Leased	27,000	Office and warehouse	Industrial
Derrimut, Australia	Leased	22,000	Warehouse	All segments

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

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 21, 2023:

Mark W. Sheahan, 58, became President and Chief Executive Officer in June 2021. From June 2018 to June 2021, he served as Chief Financial Officer and Treasurer. He was Vice President and General Manager, Applied Fluid Technologies Division from February 2008 until June 2018. He served as Chief Administrative Officer from September 2005 until February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan joined the Company in 1995.

David M. Ahlers, 64, became Executive Vice President, Human Resources and Corporate Communications in June 2018. From April 2010 to June 2018, he was Vice President, Human Resources and Corporate Communications. From September 2008 through March 2010, he served as the Company’s Vice President, Human Resources. Prior to joining Graco, Mr. Ahlers held various human resources positions, including, most recently, Chief Human Resources Officer and Senior Managing Director of GMAC Residential Capital from August 2003 to August 2008. Mr. Ahlers joined the Company in 2008.

Caroline M. Chambers, 58, became President, EMEA, in August 2020. From August 2020 to January 2022, she also held the additional role of Executive Vice President, Information Systems. From June 2018 to August 2020, she served as Executive Vice President, Corporate Controller and Information Systems. She also served as the Company’s principal accounting officer from September 2007 to August 2020. She was Vice President, Corporate Controller and Information Systems from December 2013 to June 2018. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, she was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Laura L. Evanson, 42, became Executive Vice President, Marketing in January 2023. From September 2021 to December 2022, she served as Vice President of Marketing for the Lubrication Equipment Division and Vice President of Marketing for South and Central America. From 2017 to 2021, she served as the Director of Marketing for the Lubrication Equipment Division. From 2015 to 2017 she served as a Senior Global Marketing Manager for the Lubrication Equipment Division. From 2010 to 2015, she was a Senior Global Product Marketing Manager for the Lubrication Equipment Division. Prior to that, she worked in various Product Marketing and Channel Marketing roles for the Lubrication Equipment Division and Industrial Products Division. Ms. Evanson joined the Company in 2008.

Anthony J. Gargano, 52, became President, Asia Pacific in July 2021. From October 2020 to July 2021, he was Vice President of Sales and Marketing for the Advanced Fluid Dispense business segment in Asia Pacific. He served as Vice President of Sales and Marketing for the global High Performance Coatings and Foams business segment from September 2018 until October 2020. From January 2017 to December 2018, he served as President of Global Automotive. He served as Director of Sales and Marketing for the Applied Fluid Technologies Division in Asia Pacific from February 2012 to January 2017. From June 2008 to February 2012, he was Director of Sales and Marketing for the PMG business in the Lubrication Equipment Division. Prior to becoming Director of Sales and Marketing for the PMG business in the Lubrication Equipment Division, he held various product and sales management positions. Mr. Gargano joined the Company in 2005.

Inge Grasdal, 52, became Executive Vice President, Corporate Development in January 2022. Prior to joining Graco, he was Vice President Corporate Development at Ecolab Inc., a global provider of water, hygiene and infection prevention solutions and services, from November 2018 to January 2022. Prior to joining Ecolab, he was Senior Director Corporate Development at 3M Company, a diversified global technology company, from 2012 to October 2018. From 2007 to 2012, he was Vice President Investment Banking at Piper Jaffray & Co. Prior to joining Piper Jaffray, he held various roles in finance, consulting and engineering, including most recently as Director of Finance – Analytics at United Health Group from 2003 to 2007. Mr. Grasdal joined the Company in January 2022.

Joseph J. Humke, 52, became Executive Vice President, General Counsel and Corporate Secretary in July 2021. Before joining Graco, he was an equity partner in the Mergers & Acquisitions and Private Equity practice groups at Ballard Spahr LLP and Lindquist & Vennum LLP (which combined in January 2018) from 2004 to June 2021, and an associate from 2001 to 2003. Prior to joining Lindquist & Vennum, he worked as an associate in the Corporate & Securities practice group of Mayer Brown LLP in Chicago from 1998 to 2001, and served as a law clerk to the Honorable John L. Coffey on the United States Court of Appeals for the Seventh Circuit from 1997 to 1998. Mr. Humke joined the Company in July 2021.

Dale D. Johnson, 68, became President, Worldwide Contractor Equipment Division in February 2017. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. Mr. Johnson joined the Company in 1976.

Jeffrey P. Johnson, 63, became President, Electric Motor Division in April 2020. From December 2018 to April 2020, he was President, New Ventures. From June 2018 to December 2018, he was President, EMEA. He served as Vice President and General Manager, EMEA from January 2013 to June 2018. From February 2008 to December 2012, he was Vice President and General Manager, Asia Pacific. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from June 2006 until February 2008. Prior to joining Graco, he held various sales and marketing positions, including, most recently, President of Johnson Krumwiede Roads, a full-service advertising agency, and European sales manager at General Motors Corp. Mr. Johnson joined the Company in 2006.

David M. Lowe, 67, became Chief Financial Officer and Treasurer in June 2021. From April 2020 until June 2021, he served as President, Worldwide Process Division. He was President, Worldwide Industrial Products Division from June 2018 to April 2020. From April 2012 to June 2018, he was Executive Vice President, Industrial Products Division. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Claudio Merengo, 53, became President, Worldwide Gema in 2007. During this time, he also served as Group President, ITW Finishing from 2010 to 2012 and Group President, ITW Dynatec from 2008 to 2009. From 2004 to 2007, he was President, Gema Europe. From 1999 to 2004, he was Managing Director, Gema Italy. From 1994 to 1999, he held different positions in R&D, Sales and After Sales for Gema. He joined Gema in 1994. Gema has been part of Graco since the acquisition of the ITW Finishing Group in 2012. Mr. Merengo became an executive officer of Graco in 2023.

Peter J. O’Shea, 58, became President, Worldwide Lubrication Equipment Division, and President, South and Central America in January 2022. From July 2021 to January 2022, he was President, Worldwide Industrial Products Division, and President, South and Central America. From April 2020 to January 2022, he was President, Worldwide Lubrication Equipment Division. He was Vice President and General Manager, Lubrication Equipment Division from January 2016 to June 2018. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 until December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Christian E. Rothe, 49, became President, Worldwide Industrial Division in January 2022. From June 2018 to January 2022, he was President, Worldwide Applied Fluid Technologies Division. He was Chief Financial Officer and Treasurer from September 2015 to June 2018. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc. as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Kathryn L. Schoenrock, 45, became Executive Vice President, Corporate Controller and Information Systems in January 2022. From August 2020 to January 2022, she was Executive Vice President, Corporate Controller. She has served as the Company’s principal accounting officer since August 2020. From December 2018 to August 2020, she served as Director of Corporate Finance. She served as Director of Financial Reporting from August 2012 to December 2018. Prior to joining Graco, she served as a Senior Manager in the audit practice of Deloitte & Touche LLP from 2008 to 2012, and held various positions in the audit practice of Deloitte & Touche LLP from 2002 to 2008 and in the audit practice of Arthur Andersen LLP from 2000 to 2002. Ms. Schoenrock joined the Company in 2012.

Timothy R. White, 53, became President, Worldwide Process Division in June 2021. From August 2020 to June 2021, he served as President, White Knight and QED Environmental Systems. From December 2018 to August 2020, he served as President, EMEA. From August 2015 to December 2018, he was President of Q.E.D. Environmental Systems, Inc., a Graco subsidiary. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from April 2012 to August 2015. From May 2011 to April 2012, he was North American Sales Manager, Applied Fluid Technologies Division.

From January 2008 until April 2011, he was Operations Director, Contractor Equipment Division. Prior to January 2008, he held various manufacturing management positions. Mr. White joined the Company in 1992.

Angela F. Wordell, 51, became Executive Vice President, Operations in January 2022. From April 2020 to January 2022, she was Executive Vice President, Operations, and President, Worldwide Oil & Natural Gas Division. From December 2018 to April 2020, she was Executive Vice President, Operations. From April 2017 to December 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From March 2010 until January 2017, she was Operations Director, Industrial Products Division and China Factory. From February 2008 until March 2010, she was Operations Manager, Industrial Products Division. Prior to February 2008, she held various manufacturing management and engineering positions. Ms. Wordell joined the Company in 1993.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 11, 2023, the share price was $70.36 and there were 167,776,564 shares outstanding and 1,686 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 128,202 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2017, and all dividends were reinvested).

	2017	2018	2019	2020	2021	2022
Dow Jones U.S. Industrial Machinery	100	86	117	136	168	147
S&P 500	100	96	126	149	192	157
Graco Inc.	100	92	118	167	187	158

Issuer Purchases of Equity Securities

On April 24, 2015, the Board of Directors authorized the Company to purchase up to 18 million shares of its outstanding common stock, primarily through open-market transactions. There were approximately 3.3 million shares remaining under the authorization on December 7, 2018, when the Board of Directors authorized the purchase of up to an additional 18 million shares. The authorizations are for an indefinite period of time or until terminated by the Board. Shares available for purchase under the April 2015 authorization were exhausted in the first quarter of 2022. Therefore, all remaining purchases during 2022 were made under the December 2018 authorization.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of stock options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Oct 01, 2022 - Oct 28, 2022	1,078,199	$61.34	—	14,971,377
Oct 29, 2022 - Nov 25, 2022	—	$—	—	14,971,377
Nov 26, 2022 - Dec 30, 2022	—	$—	—	14,971,377

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. A discussion of changes in our financial condition and the results of operations from the year ended December 31, 2021 to December 25, 2020 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021. Certain prior year disclosures have been revised to conform with current year reporting. The discussion is organized in the following sections:

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

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies. Long-term financial growth targets accompany these strategies, including our objectives of 10 percent revenue growth and 12 percent consolidated net earnings growth per annum. We continue to develop new products in each operating division that are expected to drive incremental sales growth, as well as continued refreshes and upgrades of existing product lines. Graco has made a number of strategic acquisitions that expand and complement organically developed products and provide new market and channel opportunities.

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise, and is also responsible for factories not fully aligned with a single division. Our largest manufacturing facilities are in the U.S. We also manufacture some of our products in Switzerland (Industrial segment), Italy (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”) (all segments), Belgium (all segments) and Romania (Industrial segment). Our primary distribution facilities are located in the U.S., Belgium, Switzerland, United Kingdom, P.R.C., Japan, Italy, Korea, India, Australia and Brazil.

Russia's Invasion of Ukraine

The Company has historically sold products to customers located in or associated with Russia and Belarus. In response to Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union, Switzerland and others have implemented sanctions and export controls targeting Russia and Belarus and entities associated with those countries, which significantly limits our ability to sell certain products, serve certain customers and collect on our outstanding receivables in those countries. In April of 2022, we decided to suspend sales into Russia and Belarus indefinitely. Sales to Russia and Belarus accounted for approximately 1.5% of our 2021 net sales and were not material for 2022. In connection with the effect of these sanctions and export controls, we recognized $3 million of allowances for credit losses on customer receivables in Russia in 2022. The duration and extent to which trade sanctions against Russia and Belarus affect the Company's business will depend on future developments, which still remain uncertain.

Supply Chain and Inflation

In 2022, the Company experienced logistical and production constraints due to limited raw material and component availability, reduced freight capacity, shipping delays, labor shortages and other supply chain disruptions. These supply chain disruptions have increased the Company's product costs and extended lead times. The Company has undertaken steps to mitigate these impacts, including implementing interim price increases, maintaining higher inventory levels, qualifying additional suppliers and making strategic component purchases. While freight capacity and shipping delays improved by the end of 2022, we expect these other challenges to continue into 2023.

In connection with the supply chain disruptions described above, the Company has also experienced the effects of inflation related to raw materials, components and other expenses, including freight, labor and energy. In 2022, the cost of raw materials and components was significantly higher compared to the cost of raw materials and components in 2021. We expect cost increases from purchases of raw materials and components to moderate in 2023.

The supply chain disruptions and associated effects of inflation have adversely impacted profitability in the near-term and limited our ability to satisfy customer demand. To the extent our pricing actions are unable to offset these supply chain disruptions and effects of inflation, our profitability could continue to be adversely impacted in 2023.

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2022	2021
Net Sales	$2,143.5	$1,987.6
Operating Earnings	572.7	531.3
Net Earnings	460.6	439.9
Diluted Net Earnings per Common Share	$2.66	$2.52
Adjusted (non-GAAP)(1):
Net Earnings, adjusted	455.5	425.7
Diluted Net Earnings per Common Share, adjusted	$2.63	$2.44
(1)     Excludes impacts of excess tax benefits from stock option exercises, prior year non-recurring tax provision adjustments and a prior year pension settlement loss. See Financial Results Adjusted for Comparability below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Multiple events in the last two years caused fluctuations in financial results. Excess tax benefits related to stock option exercises reduced income taxes by $5 million in 2022 and $12 million in 2021. Other expense for 2021 included a $12 million non-cash pension settlement loss. Other benefits from tax planning activities further reduced income taxes in 2021. Excluding the impacts of those items presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2022	2021
Earnings before income taxes, as reported	$565.7	$508.5
Pension settlement loss	—	12.0
Earnings before income taxes, adjusted	$565.7	$520.5

Income taxes, as reported	$105.1	$68.6
Pension settlement tax effect	—	2.5
Excess tax benefit from option exercises	5.1	11.5
Other non-recurring tax benefit	—	12.2
Income taxes, adjusted	$110.2	$94.8

Effective income tax rate
As reported	18.6%	13.5%
Adjusted	19.5%	18.2%

Net Earnings, as reported	$460.6	$439.9
Pension settlement loss, net	—	9.5
Excess tax benefit from option exercises	(5.1)	(11.5)
Other non-recurring tax benefit	—	(12.2)
Net Earnings, adjusted	$455.5	$425.7

Weighted Average Diluted Shares	172.9	174.5
Diluted Net Earnings per Share
As reported	$2.66	$2.52
Adjusted	$2.63	$2.44

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2022	2021
Net Sales	100.0%	100.0%
Cost of products sold	50.7	48.0
Gross profit	49.3	52.0
Product development	3.7	4.0
Selling, marketing and distribution	11.7	13.7
General and administrative	7.2	7.6
Operating earnings	26.7	26.7
Interest expense	0.4	0.5
Other expense, net	(0.1)	0.6
Earnings before income taxes	26.4	25.6
Income taxes	4.9	3.5
Net Earnings	21.5%	22.1%
Net Earnings, adjusted (see non-GAAP measurements above)	21.3%	21.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	2022	2021
Americas(1)	$1,281.9	$1,150.2
EMEA(2)	451.8	464.1
Asia Pacific	409.8	373.3
Consolidated	$2,143.5	$1,987.6
(1)     North, Central and South America, including the U.S. Sales in the U.S. were $1,116 million in 2022 and $1,004 million in 2021.
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	2022				2021
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions/Divestitures	Currency	Total
Americas	11%	1%	(1)%	11%	15%	0%	0%	15%
EMEA	7%	0%	(10)%	(3)%	21%	0%	4%	25%
Asia Pacific	16%	0%	(6)%	10%	30%	(3)%	6%	33%
Consolidated	11%	1%	(4)%	8%	19%	0%	1%	20%

Sales in the Americas were up solidly again in 2022, as economic conditions in North America remained broadly favorable. Sales growth in EMEA varied between products and countries in 2022, as the region experienced unfavorable geopolitical conditions. Solid sales growth to customers in Western Europe and emerging countries was partially offset by fewer sales to customers in Russia and Belarus. Sales growth in Asia Pacific was more broadly based across products and countries, as pandemic-related restrictions eased in 2022 compared to 2021.

There were 52 weeks in 2022, compared to 53 weeks in 2021.

Gross Profit

Gross profit margin rate for 2022 decreased approximately 3 percentage points compared to 2021, as realized pricing was unable to offset higher product costs and the adverse impacts of changes in currency translation rates.

Operating Expenses

Total operating expenses for 2022 decreased $18 million compared to 2021. Reductions of $16 million from lower sales and earnings-based expenses and $14 million from the impact of currency translation were partially offset by $3 million of allowances for credit losses on customer receivables in Russia and volume and rate related increases. Investment in new product development in 2022 was $80 million, approximately 4 percent of sales.

Operating Earnings

Sales growth led to an 8 percent increase in operating earnings. Operating earnings as a percentage of sales in 2022 was flat compared to 2021 as higher product costs and unfavorable changes in currency translation rates were offset by lower sales and earnings-based costs and the effects of expense leverage.

Other Expense

Other expense decreased $16 million for 2022. Other expense in 2021 included a non-cash pension settlement loss of $12 million in connection with the transfer of certain pension obligations to an insurance company. Increased investment income in 2022 further reduced other expense by $4 million.

Income Taxes

The effective income tax rate for 2022 was 19 percent, up 6 percentage points from 2021. The increase was due to non-recurring foreign-related tax benefits in 2021, a decrease in excess tax benefits from stock option exercises and the unfavorable effects of foreign earnings taxed at higher rates than the U.S.

Segment Results

The Company has five operating segments which are aggregated into three reportable segments: Contractor, Industrial and Process. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2022	2021
Sales
Contractor	$999.1	$987.6
Industrial	649.3	602.4
Process	495.1	397.6
Total	$2,143.5	$1,987.6
Operating Earnings
Contractor	$249.9	$266.2
Industrial	231.3	199.8
Process	122.3	91.0
Unallocated corporate (expense) (1)	(30.8)	(25.7)
Total	$572.7	$531.3

(1)    Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2022	2021
Sales
Americas	$739.1	$694.1
EMEA	176.8	204.6
Asia Pacific	83.2	88.9
Total	$999.1	$987.6
Operating Earnings as a Percentage of Sales	25%	27%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2022				2021
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	7%	0%	(1)%	6%	12%	0%	0%	12%
EMEA	(6)%	1%	(9)%	(14)%	26%	3%	4%	33%
Asia Pacific	0%	0%	(6)%	(6)%	23%	0%	5%	28%
Segment Total	4%	0%	(3)%	1%	15%	1%	1%	17%

Contractor segment sales growth slowed in 2022, as the on-going favorable construction market environment in North America moderated due to increases in interest rates and lower levels of new construction activity. The operating margin rate decreased 2 percentage points in 2022 primarily due to higher product costs and the adverse impacts of currency translation.

Sales in the Americas represents the substantial majority of sales for the Contractor segment. Management regularly reviews economic and financial indicators in North America, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2022	2021
Sales
Americas	$239.3	$213.4
EMEA	205.7	199.4
Asia Pacific	204.3	189.6
Total	$649.3	$602.4
Operating Earnings as a Percentage of Sales	36%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2022				2021
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	13%	0%	(1)%	12%	24%	0%	1%	25%
EMEA	15%	0%	(12)%	3%	18%	0%	3%	21%
Asia Pacific	14%	0%	(6)%	8%	25%	0%	5%	30%
Segment Total	14%	0%	(6)%	8%	22%	0%	3%	25%

The Industrial segment experienced solid sales growth in all regions for the year. Generally favorable economic activity across many end markets, including general industry, automotive, electrical equipment and alternative energy drove demand in all regions. Finishing system sales contributed to sales growth in the Americas and EMEA, while improvement in automotive end markets contributed to sales growth in Asia Pacific. The operating margin rate increased for the year as strong realized pricing and expense leverage more than offset higher product costs and the adverse impacts of currency translation.

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

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2022	2021
Sales
Americas	$303.5	$242.7
EMEA	69.3	60.1
Asia Pacific	122.3	94.8
Total	$495.1	$397.6
Operating Earnings as a Percentage of Sales	25%	23%

The following table presents the components of net sales change by geographic region for the Process segment:

	2022				2021
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions/Divestitures	Currency	Total
Americas	22%	3%	0%	25%	17%	0%	1%	18%
EMEA	22%	1%	(8)%	15%	14%	(5)%	4%	13%
Asia Pacific	34%	0%	(5)%	29%	48%	(11)%	6%	43%
Segment Total	25%	2%	(2)%	25%	23%	(3)%	2%	22%

The Process segment had double-digit sales growth in all product applications in 2022, reflecting favorable conditions in many end markets, such as vehicle services, industrial pumps, oil and gas, mining, industrial lubrication and semi-conductors. Sales from acquired operations contributed approximately $9 million of growth in the Process segment. The operating margin rate for this segment increased 2 percentage points for the year as increased volume and expense leverage offset higher product costs and the adverse impacts of currency translation.

Although the Americas represent the substantial majority of sales for the Process segment, and indicators in that region are the most significant, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2022	2021
Working capital	$805.7	$856.8
Current ratio	3.0	2.7
Days of sales in receivables outstanding	57	60
Inventory turnover (LIFO)	2.5	2.8

Lower cash and cash equivalent balances primarily drove decreases in working capital in 2022. Changes in receivables were consistent with higher sales levels. Inventories increased to meet higher demand and service levels and to accommodate for disruptions in the supply chain. The current ratio increased in 2022 due to increases in receivables and inventories as well as lower sales and earnings based accruals. The repayment of a current debt obligation in 2022 partially offset the increase in the current ratio.

Capital Structure. At December 30, 2022, the Company’s capital structure included current notes payable of $21 million, long-term debt of $75 million and shareholders’ equity of $1,860 million. At December 31, 2021, the Company’s capital structure included current notes payable of $43 million, long-term debt, including current portion, of $150 million and shareholders’ equity of $1,709 million.

Shareholders’ equity increased by $150 million in 2022. The increase from current year earnings of $461 million was offset by share repurchases of $233 million and dividends of $146 million. Increases related to shares issued, stock compensation and other comprehensive income totaled $69 million.

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

As of December 30, 2022, the Company had available liquidity of $884 million, including cash held in deposit accounts of $339 million, of which $111 million was held outside of the U.S., and available credit under existing committed credit facilities of $545 million.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2023, including its capital expenditure plan of approximately $200 million, including $130 million for building projects to expand production capacity, planned dividends estimated at $158 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities. The Company has no significant off-balance sheet debt or other unrecorded obligations. The Company believes it has the ability to meet its long-term cash requirements by using available cash and internally generated funds and to borrow under its committed and uncommitted credit facilities.

In December 2022, the Board of Directors increased the Company’s regular quarterly dividend to $0.235 from $0.21 per share, an increase of 12 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2022	2021
Operating activities	$377.4	$456.9
Investing activities	(226.8)	(153.3)
Financing activities	(434.4)	(57.1)
Effect of exchange rates on cash	(1.3)	(1.1)
Net cash provided	(285.1)	245.4
Cash and cash equivalents at end of year	$339.2	$624.3

Cash Flows From Operating Activities. Net cash provided by operating activities was $377 million in 2022, down $80 million compared to 2021. The impact of the increase in net earnings in 2022 was offset by increases in working capital that reflect growth in business activity.
Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $227 million in 2022, including $201 million for capital additions and $25 million for business acquisitions. Cash flows used in investing activities totaled $153 million in 2021 including $134 million for capital additions and $19 million for business acquisitions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $434 million in 2022 and included share repurchases of $233 million (partially offset by net proceeds from share issuances of $36 million), dividends of $142 million, and net payments on long-term debt and outstanding lines of credit of $93 million.

Cash flows used in financing activities totaled $57 million in 2021 and included dividends of $127 million and net proceeds from share issuances totaling $51 million.

On December 7, 2018, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board. As of December 30, 2022, approximately 15 million shares remain available for purchase under the authorization.

The Company repurchased and retired 3.6 million shares in 2022. The Company did not repurchase and retire shares in 2021, and repurchased and retired 2.3 million shares in 2020. The Company has made and may continue to make opportunistic share repurchases in 2023 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2023, the Company will use an investment return assumption of 7.60 percent for the funded U.S. plan, up 1.35 percentage points from the rate assumed for 2022. Mortality rates are based on current common group mortality tables for males and females.

At December 30, 2022, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(18.4)	$3.3
Expected return on assets	—	1.6

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

In 2022, we completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter. No impairment charges were recorded as a result of that test.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 30, 2022, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese renminbi, South Korean won and Indian rupee. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2022, changes in currency translation rates reduced sales by approximately $66 million and reduced net earnings by approximately $31 million. In 2021, changes in currency translation rates increased sales by approximately $26 million and increased net earnings by approximately $12 million.

2023 Outlook

The Company expects its core growth strategies of developing new products, expanding distribution, seeking adjacent markets and pursuing strategic acquisitions will help growth prospects in the future. As a result, the Company's outlook for 2023 is low single-digit revenue growth on an organic, constant currency basis.

At January 31, 2023 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2022, the movement in foreign currencies would have a favorable impact of approximately 1 percent on sales and 1 percent on net earnings in 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 30, 2022.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting. That report appears in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graco Inc. and subsidiaries (the “Company”) as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.

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
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graco Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the "Company") as of December 30, 2022 and December 31, 2021, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Retirement Benefits – U.S. Pension Benefit Obligation – Refer to Note J to the financial statements

Critical Audit Matter Description

The Company has both funded and unfunded defined benefit pension plans. As of December 30, 2022, the pension benefit obligation balance was $315.8 million. The actuarial determination of the present value of the pension obligation on an annual basis requires management to make significant assumptions related to the selection of the discount rates used in the calculation of the net present value of future pension benefits. The Company establishes the discount rate assumptions for the U.S. pension plans by reference to a yield curve published by an actuary based on yields of highly rated corporate bonds and projected plan cash flows.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to selection of the discount rates for the U.S. pension obligation included the following, among others:

a. We tested the effectiveness of internal controls over the valuation of the pension obligation, including management’s controls over selection of the discount rates.

b. With the assistance of our actuarial specialists, we evaluated the reasonableness of the discount rates by:

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
February 21, 2023

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Net Sales	$2,143,521	$1,987,608	$1,650,115
Cost of products sold	1,086,082	953,659	795,178
Gross Profit	1,057,439	1,033,949	854,937
Product development	80,008	79,651	72,194
Selling, marketing and distribution	250,948	271,526	220,271
General and administrative	153,783	151,449	135,525
Impairment	—	—	35,229
Operating Earnings	572,700	531,323	391,718
Interest expense	9,897	10,215	11,280
Other expense (income), net	(2,921)	12,643	5,787
Earnings Before Income Taxes	565,724	508,465	374,651
Income taxes	105,079	68,599	44,195
Net Earnings	$460,645	$439,866	$330,456
Basic Net Earnings per Common Share	$2.73	$2.59	$1.97
Diluted Net Earnings per Common Share	$2.66	$2.52	$1.92
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Net Earnings	$460,645	$439,866	$330,456
Components of other comprehensive income (loss)
Cumulative translation adjustment	(9,582)	(10,026)	46,030
Pension and postretirement medical liability adjustment	25,630	68,669	(645)
Income taxes - pension and postretirement medical liability	(5,257)	(14,647)	237
Other comprehensive income	10,791	43,996	45,622
Comprehensive Income	$471,436	$483,862	$376,078

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$339,196	$624,302
Accounts receivable, less allowances of $7,000 and $3,900	346,010	325,132
Inventories	476,790	382,301
Other current assets	43,624	31,886
Total current assets	1,205,620	1,363,621
Property, Plant and Equipment, net	607,609	451,061
Goodwill	368,171	356,255
Other Intangible Assets, net	137,507	149,740
Operating Lease Assets	29,785	30,046
Deferred Income Taxes	57,090	55,786
Other Assets	33,118	36,689
Total Assets	$2,438,900	$2,443,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$20,974	$43,489
Current portion of long term debt	—	75,000
Trade accounts payable	84,218	78,432
Salaries and incentives	63,969	82,941
Dividends payable	39,963	35,771
Other current liabilities	190,793	191,159
Total current liabilities	399,917	506,792
Long-term Debt	75,000	75,000
Retirement Benefits and Deferred Compensation	61,672	106,897
Operating Lease Liabilities	21,057	23,527
Deferred Income Taxes	9,443	10,661
Other Non-current Liabilities	12,159	10,978
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 167,702,130 and 170,307,412 shares outstanding in 2022 and 2021	167,702	170,308
Additional paid-in-capital	784,477	742,288
Retained earnings	976,851	876,916
Accumulated other comprehensive income (loss)	(69,378)	(80,169)
Total shareholders’ equity	1,859,652	1,709,343
Total Liabilities and Shareholders’ Equity	$2,438,900	$2,443,198
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Cash Flows From Operating Activities
Net Earnings	$460,645	$439,866	$330,456
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	65,997	59,325	55,329
Deferred income taxes	(9,997)	(46,572)	10,747
Share-based compensation	24,695	24,931	25,153
Impairment	—	—	35,229
Change in
Accounts receivable	(29,944)	(13,801)	(43,122)
Inventories	(95,691)	(97,780)	(13,086)
Trade accounts payable	4,195	12,397	6,820
Salaries and incentives	(18,442)	29,089	(2,622)
Retirement benefits and deferred compensation	(18,674)	1,219	(6,703)
Other accrued liabilities	(4,191)	51,342	(3,772)
Other	(1,199)	(3,120)	(394)
Net cash provided by operating activities	377,394	456,896	394,035
Cash Flows From Investing Activities
Property, plant and equipment additions	(201,161)	(133,566)	(71,338)
Acquisition of businesses, net of cash acquired	(25,296)	(19,386)	(27,557)
Other	(362)	(347)	(143)
Net cash used in investing activities	(226,819)	(153,299)	(99,038)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	(18,252)	20,497	(1,986)
Borrowings on long-term lines of credit	—	—	250,000
Payments on long-term debt	(75,000)	(70)	(250,000)
Payments of debt issuance costs	—	(1,422)	—
Common stock issued	35,619	50,963	83,438
Common stock repurchased	(233,426)	—	(102,143)
Taxes paid related to net share settlement of equity awards	(1,219)	—	(1,797)
Cash dividends paid	(142,125)	(127,110)	(116,983)
Net cash used in financing activities	(434,403)	(57,142)	(139,471)
Effect of exchange rate changes on cash	(1,278)	(1,062)	2,410
Net increase (decrease) in cash and cash equivalents	(285,106)	245,393	157,936
Cash and Cash Equivalents
Beginning of year	624,302	378,909	220,973
End of year	$339,196	$624,302	$378,909
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 27, 2019	$167,287	$578,440	$448,991	$(169,787)	$1,024,931
Shares issued	3,608	78,789	—	—	82,397
Shares repurchased	(2,327)	(8,047)	(91,768)	—	(102,142)
Stock compensation cost	—	22,024	—	—	22,024
Net earnings	—	—	330,456	—	330,456
Dividends declared ($0.7125 per share)	—	—	(119,384)	—	(119,384)
Other comprehensive income (loss)	—	—	—	45,622	45,622
Balance December 25, 2020	168,568	671,206	568,295	(124,165)	1,283,904
Shares issued	1,740	51,560	—	—	53,300
Stock compensation cost	—	21,859	—	—	21,859
Restricted stock canceled (issued)	—	(2,337)	—	—	(2,337)
Net earnings	—	—	439,866	—	439,866
Dividends declared $0.7725 per share)	—	—	(131,245)	—	(131,245)
Other comprehensive income (loss)	—	—	—	43,996	43,996
Balance December 31, 2021	170,308	742,288	876,916	(80,169)	1,709,343
Shares issued	946	33,454	—	—	34,400
Shares repurchased	(3,552)	(15,481)	(214,393)	—	(233,426)
Stock compensation cost	—	24,216	—	—	24,216
Net earnings	—	—	460,645	—	460,645
Dividends declared ($0.8650 per share)	—	—	(146,317)	—	(146,317)
Other comprehensive income (loss)	—	—	—	10,791	10,791
Balance December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 30, 2022, December 31, 2021 and December 25, 2020

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the “Company”) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2021 was a 53-week year whereas the years ended December 30, 2022 and December 25, 2020 were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 30, 2022, all subsidiaries are 100 percent controlled by the Company.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2022	2021
Assets
Cash surrender value of life insurance	2	$19,192	$23,147
Liabilities
Contingent consideration	3	$14,914	$12,274
Deferred compensation	2	5,842	5,962
Forward exchange contracts	2	520	111
Total liabilities at fair value		$21,276	$18,347

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

Accounts Receivable. Accounts receivable includes trade receivables of $334 million in 2022 and $315 million in 2021. Other receivables totaled $12 million in 2022 and $10 million in 2021.

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

Following is a summary of activity in the allowance for credit losses (in thousands):

	2022	2021	2020
Balance, beginning	$3,254	$3,745	$4,828
Additions (reversals) charged to costs and expenses	3,567	(27)	647
Deductions from reserves (1)	(633)	(676)	(2,732)
Other additions (deductions) (2)	(58)	212	1,002
Balance, ending	$6,130	$3,254	$3,745
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

Other Current Assets. Amounts included in other current assets were (in thousands):

	2022	2021
Prepaid income taxes	$18,702	$10,485
Prepaid expenses and other	24,922	21,401
Total	$43,624	$31,886

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We completed our annual impairment test of all long-lived assets in the fourth quarter of 2022. No impairment charges were recorded as a result of that review. In connection with the Company's sale of its U.K.-based valve business in 2020, impairment charges of $35 million were recorded. There were no additional impairment charges in 2021 or 2020.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, December 25, 2020	$140,997	$141,513	$65,093	$347,603
Additions, adjustments from business acquisitions	—	—	13,321	13,321
Foreign currency translation	(3,842)	(209)	(618)	(4,669)
Balance, December 31, 2021	137,155	141,304	77,796	356,255
Additions, adjustments from business acquisitions	—	16,994	—	16,994
Foreign currency translation	(2,384)	(1,932)	(762)	(5,078)
Balance, December 30, 2022	$134,771	$156,366	$77,034	$368,171

Components of other intangible assets were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 30, 2022
Cost	$202,103	$26,374	$1,300	$62,633	$292,410
Accumulated amortization	(123,603)	(18,027)	(330)	—	(141,960)
Foreign currency translation	(10,060)	(894)	—	(1,989)	(12,943)
Book value	$68,440	$7,453	$970	$60,644	$137,507
Weighted average life in years	13	10	6	N/A

As of December 31, 2021
Cost	$194,505	$26,074	$900	$62,633	$284,112
Accumulated amortization	(108,657)	(15,734)	(452)	—	(124,843)
Foreign currency translation	(7,710)	(707)	—	(1,112)	(9,529)
Book value	$78,138	$9,633	$448	$61,521	$149,740
Weighted average life in years	13	10	5	N/A

Amortization of intangibles was $18.9 million in 2022, $17.9 million in 2021 and $16.7 million in 2020. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Estimated Amortization Expense	$17,397	$16,169	$15,704	$8,972	$6,291	$12,330

The Company completed business acquisitions in 2022, 2021 and 2020 that were not material to the consolidated financial statements.

Other Assets. Components of other assets were (in thousands):

	2022	2021
Cash surrender value of life insurance	$19,192	$23,147
Capitalized software	2,189	2,394
Equity method investment	8,767	7,541
Deposits and other	2,970	3,607
Total	$33,118	$36,689

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in other expense, net. The cash surrender value decreased $4.0 million in 2022, and increased $3.3 million in 2021 and $2.2 million in 2020.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2022	2021
Accrued self-insurance retentions	$9,338	$9,303
Accrued warranty and service liabilities	14,674	14,463
Accrued trade promotions	13,799	15,872
Payable for employee stock purchases	16,497	15,746
Customer advances and deferred revenue	50,747	60,554
Income taxes payable	15,987	5,200
Tax payable, other	9,614	8,295
Operating lease liabilities, current	9,555	9,096
Right of return refund liability	18,449	18,614
Other	32,133	34,016
Total	$190,793	$191,159

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $9.3 million as of December 30, 2022 and December 31, 2021.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2022	2021
Balance, beginning of year	$14,463	$13,082
Assumed in business acquisition	38	23
Charged to expense	8,946	10,764
Margin on parts sales reversed	3,292	3,475
Reductions for claims settled	(12,065)	(12,881)
Balance, end of year	$14,674	$14,463

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

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $50.7 million as of December 30, 2022 and $60.6 million as of December 31, 2021. Net sales for 2022 included $60.4 million that was in deferred revenue and customer advances as of December 31, 2021. Net sales for 2021 included $40.9 million that was in deferred revenue and customer advances as of December 25, 2020.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 30, 2022, totaled $48 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2022	2021
Foreign Currency Contracts
Assets	$157	$239
Liabilities	(677)	(350)
Net Assets (Liabilities)	$(520)	$(111)

B. Segment Information

The Company has five operating segments which are aggregated into three reportable segments: Contractor, Industrial and Process.

Beginning with the first quarter of 2022, our high performance coatings and foam product offerings previously included within the Applied Fluid Technologies division of the Industrial segment were realigned and are now managed under the Contractor segment. This change aligns the types of products offered and markets served within the segments. Prior year segment information has been restated to conform to the current organizational structure.

The Contractor segment markets sprayers and equipment that apply paint to walls and other structures, texture to walls and ceilings, insulation to building walls and other items, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

The Industrial segment includes our Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

The Process segment includes our Process and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, electronics, semiconductor fabrication, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.
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

Segment information follows (in thousands):

	2022	2021	2020
Net Sales
Contractor	$999,060	$987,606	$842,525
Industrial	649,347	602,376	481,485
Process	495,114	397,626	326,105
Total	$2,143,521	$1,987,608	$1,650,115
Operating Earnings
Contractor	$249,833	$266,204	$243,185
Industrial	231,298	199,856	147,939
Process	122,344	91,037	64,498
Unallocated corporate (expense)	(30,775)	(25,774)	(28,675)
Impairment	—	—	(35,229)
Total	$572,700	$531,323	$391,718
Assets
Contractor	$752,729	$656,998
Industrial	578,302	544,585
Process	564,539	436,189
Unallocated corporate	543,330	805,426
Total	$2,438,900	$2,443,198

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

Geographic information follows (in thousands):

	2022	2021	2020
Net Sales (based on customer location)
United States	$1,116,012	$1,004,318	$883,451
Other countries	1,027,509	983,290	766,664
Total	$2,143,521	$1,987,608	$1,650,115
Long-lived Assets
United States	$532,401	$388,835
Other countries	75,208	62,226
Total	$607,609	$451,061

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2022, 2021 and 2020.

C. Inventories

Major components of inventories were as follows (in thousands):

	2022	2021
Finished products and components	$222,326	$166,922
Products and components in various stages of completion	138,957	117,063
Raw materials and purchased components	248,636	185,291
Subtotal	609,919	469,276
Reduction to LIFO cost	(133,129)	(86,975)
Total	$476,790	$382,301

Inventories valued under the LIFO method were $253.6 million in 2022 and $211.1 million in 2021. All other inventory was valued on the FIFO method.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2022	2021
Land and improvements	$65,066	$42,195
Buildings and improvements	376,115	280,947
Manufacturing equipment	439,109	384,617
Office, warehouse and automotive equipment	59,988	61,994
Additions in progress	126,198	105,520
Total property, plant and equipment	1,066,476	875,273
Accumulated depreciation	(458,867)	(424,212)
Net property, plant and equipment	$607,609	$451,061

Depreciation expense was $46.0 million in 2022, $40.0 million in 2021 and $38.0 million in 2020.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2022	2021	2020
Domestic	$401,405	$370,903	$289,708
Foreign	164,319	137,562	84,943
Total	$565,724	$508,465	$374,651

Income tax expense consists of (in thousands):

	2022	2021	2020
Current
Federal	$70,976	$77,703	$11,509
State and local	5,948	7,493	3,217
Foreign	38,152	29,975	18,722
Current income tax expense	115,076	115,171	33,448
Deferred
Domestic	(8,733)	(42,413)	12,856
Foreign	(1,264)	(4,159)	(2,109)
Deferred income tax expense (benefit)	(9,997)	(46,572)	10,747
Total	$105,079	$68,599	$44,195

Income taxes paid were $112.3 million in 2022, $111.8 million in 2021 and $44.0 million in 2020.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2022	2021	2020
Statutory tax rate	21%	21%	21%
Tax effect of international operations	1	(1)	(2)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(1)
Loss on sale of business	—	—	2
Stock compensation excess tax benefit	(1)	(2)	(6)
Foreign Derived Intangible Income (FDII)	(2)	(5)	(3)
Effective tax rate	19%	13%	12%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2022	2021
Inventory valuations	$678	$1,181
Accrued self-insurance retentions	1,626	1,534
Accrued warranty and service liabilities	2,279	2,285
Vacation accruals	3,409	3,261
Customer allowances	4,143	4,028
Excess of tax over book depreciation and amortization	(42,322)	(39,785)
Pension benefit obligation	6,375	16,022
Postretirement medical benefit obligation	5,072	5,028
Stock compensation	12,390	11,442
Deferred compensation	2,283	2,595
Deferred revenue	2,160	2,427
Research and Development	11,370	—
Prepayments from foreign subsidiaries	36,070	32,969
Other	2,114	2,138
Net deferred tax assets	$47,647	$45,125

Total deferred tax assets were $57.1 million and $55.8 million, and total deferred tax liabilities were $9.4 million and $10.7 million on December 30, 2022 and December 31, 2021, respectively. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the changes in other comprehensive income (loss) items and acquisition purchase accounting.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 30, 2022, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate
	December 30, 2022	Maturity	2022	2021
Private placement unsecured fixed-rate notes
Series B	5.01%	January 2022	—	75,000
Series D	5.35%	July 2026	75,000	75,000
Unsecured revolving credit facility	N/A	March 2026	—	—
Unsecured revolving credit facility - offshore renminbi denominated	3.34%	N/A	14,327	39,222
Notes payable to banks	2.80%	2023	6,647	4,267
Total debt			$95,974	$193,489

The estimated fair value of the fixed interest rate private placement debt was $75 million on December 30, 2022 and $165 million on December 31, 2021. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

Borrowings under the amended and restated credit agreement may be denominated in U.S. dollars or certain other currencies. Outstanding loans in currencies other than U.S. dollars cannot exceed $200 million in the aggregate. The amended and restated credit agreement contains customary provisions for the replacement of the LIBOR-based rate as that rate is expected to be phased out by July 1, 2023. Currently, loans denominated in U.S. dollars may bear interest, at the Company’s option, at either a base rate or a LIBOR-based rate. Loans denominated in currencies other than U.S. dollars will bear interest at a LIBOR-based rate. The base rate is an annual rate equal to a margin ranging from 0.00% to 0.75%, depending on the Company’s cash flow leverage ratio, plus the highest of (i) the rate of interest from time to time announced by the Agent as its prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.50%. In general, LIBOR-based loans bear interest at a rate per annum equal to LIBOR, plus a margin ranging from 1.00% to 1.75%, depending on the Company’s cash flow leverage ratio. In addition to paying interest on the outstanding loans, the Company is required to pay a facility fee on the unused amount of the loan commitments at a rate per annum ranging from 0.125% to 0.25%, depending on the Company’s cash flow leverage ratio.

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
On December 16, 2022, the Company entered into an amendment to its master note agreement that extends the period in which the Company may issue, and affiliates of the lender may purchase, the Company’s senior notes from January 29, 2023 to December 16, 2027. The amendment also increases the maximum aggregate principal amount of senior notes the Company may issue under the master note agreement from $200 million to $250 million, although the maximum aggregate amount of senior notes bearing interest at a floating rate that may be outstanding at any one time will continue to be $100 million. The amendment also extends the maturity and average life of each senior note bearing interest at a fixed rate that may be issued under the master note agreement from no more than 12 years after the date of issuance to no more than 15 years after the date of issuance, and includes customary provisions for the replacement of LIBOR with SOFR and customary benchmark replacement provisions with respect to senior notes bearing interest at a floating rate. All other material items of the master note agreement remain unchanged. Under the terms of the master note agreement, the Company is required to maintain certain financial ratios as to cash flow leverage and interest coverage similar to the requirements of its other debt agreements.

On December 30, 2022, the Company had $591 million in lines of credit, including the $550 million in committed credit facilities described above and $41 million with foreign banks. The unused portion of committed credit lines was $545 million as of December 30, 2022. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $17 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and the London Interbank market. The Company pays facility fees at an annual rate of up to 0.15 on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 30, 2022.

Annual maturities of debt are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Maturities of debt	$20,974	$—	$—	$75,000	$—	$—

Interest paid on debt was $10.0 million in 2022, $9.8 million in 2021 and $11.3 million in 2020.

In January 2022, we repaid $75 million of our Series B private placement note in addition to a $3.5 million prepayment fee, which was recognized as interest expense.

G. Shareholders’ Equity

At December 30, 2022, the Company had 22,549 authorized, but not issued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 27, 2019	$(113,721)	$(56,066)	$(169,787)
Other comprehensive income (loss) before reclassifications	(7,852)	46,030	38,178
Amounts reclassified from accumulated other comprehensive income	7,444	—	7,444
Balance, December 25, 2020	(114,129)	(10,036)	(124,165)
Other comprehensive income (loss) before reclassifications	34,953	(10,026)	24,927
Amounts reclassified from accumulated other comprehensive income	19,069	—	19,069
Balance, December 31, 2021	(60,107)	(20,062)	(80,169)
Other comprehensive income (loss) before reclassifications	16,083	(9,582)	6,501
Amounts reclassified from accumulated other comprehensive income	4,290	—	4,290
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)

In connection with the Company's sale of its U.K.-based valve business in 2020, $24 million of unrealized foreign currency translation losses recorded in accumulated other comprehensive income were reclassified to net earnings.

Amounts related to pension and postretirement medical adjustments are classified to non-service components of pension cost that are included within other non-operating expenses. Included in the 2021 reclassification is $12 million related to a pension settlement loss. See Note J for additional details regarding pension and postretirement medical plans.

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

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was a benefit of $0.2 million in 2022, and expense of $3.1 million in 2021 and $2.4 million in 2020.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 12,055 shares in 2022, 12,070 shares in 2021 and 15,243 shares in 2020. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2019	12,112	$28.91	8,231	$23.75
Granted	1,400	55.26
Exercised	(3,238)	20.81
Canceled	(66)	41.24
Outstanding, December 25, 2020	10,208	35.02	6,553	28.02
Granted	843	72.22
Exercised	(1,309)	24.91
Canceled	(167)	55.59
Outstanding, December 31, 2021	9,575	39.31	7,296	33.75
Granted	1,381	71.03
Exercised	(645)	25.58
Canceled	(46)	49.42
Outstanding, December 30, 2022	10,265	$44.40	7,793	$37.22

The following table summarizes information for options outstanding and exercisable at December 30, 2022 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10 - $30	2,971	2.4	$24.76	2,971	$24.76
$30 - $45	2,317	4.7	36.88	2,255	36.67
$45 - $60	2,813	6.6	50.50	2,325	50.02
$60 - $75	2,164	9.0	71.47	242	72.15
$10 - $75	10,265	5.5	$44.40	7,793	$37.22

The aggregate intrinsic value of exercisable option shares was $235.3 million as of December 30, 2022, with a weighted average contractual term of 4.5 years. There were approximately 10.3 million vested share options and share options expected to vest as of December 30, 2022, with an aggregate intrinsic value of $243.8 million, a weighted average exercise price of $44.40 and a weighted average contractual term of 5.5 years.

Information related to options exercised follows (in thousands):

	2022	2021	2020
Cash received	$15,739	$32,610	$66,625
Aggregate intrinsic value	28,193	65,319	120,395
Tax benefit realized	6,020	13,329	25,000

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 316,250 shares in 2022, 415,995 shares in 2021 and 399,567 shares in 2020.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 10 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 30, 2022
Stock Incentive Plan (2019)	10,000	5,790
Employee Stock Purchase Plan (2006)	21,000	11,763
Total	31,000	17,553

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 30, 2022, include options granted under two plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2022	2021	2020
Share-based compensation	$24,695	$24,931	$25,153
Tax benefit	2,319	1,705	1,700
Share-based compensation, net of tax	$22,376	$23,226	$23,453

As of December 30, 2022, there was $17.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2022	2021	2020
Expected life in years	6.4	7.5	7.5
Interest rate	2.7%	0.9%	1.4%
Volatility	26.2%	25.2%	22.0%
Dividend yield	1.2%	1.0%	1.3%
Weighted average fair value per share	$19.10	$17.87	$12.18

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

	2022	2021	2020
Expected life in years	1.0	1.0	1.0
Interest rate	0.9%	0.1%	1.5%
Volatility	20.5%	40.1%	21.9%
Dividend yield	1.2%	1.1%	1.4%
Weighted average fair value per share	$16.01	$21.50	$11.55

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2022	2021	2020
Net earnings available to common shareholders	$460,645	$439,866	$330,456
Weighted average shares outstanding for basic earnings per share	168,952	169,635	167,462
Dilutive effect of stock options computed based on the treasury stock method using the average market price	3,941	4,891	4,546
Weighted average shares outstanding for diluted earnings per share	172,893	174,526	172,008
Basic earnings per share	$2.73	$2.59	$1.97
Diluted earnings per share	$2.66	$2.52	$1.92

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 2.2 million shares in 2022, 0.4 million shares in 2021 and 0.3 million 2020.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 2 percent of the employee’s compensation. Employer contributions totaled $11.0 million in 2022, $10.0 million in 2021 and $8.7 million in 2020.

The Company’s postretirement medical plan provides certain medical benefits for retired U.S. employees. Employees hired before January 1, 2005, are eligible for these benefits upon retirement and fulfillment of other eligibility requirements as specified by the plan.

The Company has both funded and unfunded noncontributory defined benefit pension plans that together cover most U.S. employees hired before January 1, 2006, certain directors and some of the employees of the Company’s non-U.S. subsidiaries. The Company restructured one of its U.S. qualified defined benefit plans in 2021. Under the restructuring, the plan transferred $63 million of liabilities and assets associated with certain plan participants to an insurance company via the purchase of a group annuity contract, and the Company recognized a $12 million settlement loss, included in 2021 other expense, net. This charge represents the acceleration of deferred charges previously accrued in accumulated other comprehensive income. Subsequent to the transfer of pension obligations, the smaller of the two pension plans was merged into the larger plan in December of 2021, with the larger plan being the surviving funded pension plan. The benefits offered to the plans’ participants were unchanged.

For U.S. plans, benefits are based on years of service and the highest 5 consecutive years’ earnings in the 10 years preceding retirement. Plans are funded annually in amounts consistent with minimum funding levels and maximum tax deduction limits, although the Company may make additional voluntary contributions from time to time to improve the funded status of its plans.

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

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 days or 60 days advance notice, while most of the funds allow redemptions daily. The plan had unfunded commitments to make additional investments in certain funds totaling $2.3 million as of December 30, 2022 and $2.4 million as of December 31, 2021.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	2022	2021
Cash and cash equivalents	1	$351	$303
Insurance contract	3	32,163	30,926
Investments categorized in fair value hierarchy		32,514	31,229
Equity
U.S. Large Cap	N/A	74,838	110,569
U.S. Small/Mid Cap	N/A	5,191	11,338
International	N/A	37,862	56,128
Total equity		117,891	178,035
Fixed income	N/A	93,262	130,774
Real estate and other	N/A	37,508	7,862
Investments measured at net asset value		248,661	316,671
Total		$281,175	$347,900

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2022	2021
Balance, beginning of year	$30,926	$31,877
Purchases	2,431	2,430
Redemptions	(669)	(2,556)
Unrealized losses	(525)	(825)
Balance, end of year	$32,163	$30,926

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 30, 2022, and December 31, 2021, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2022	2021	2022	2021
Change in benefit obligation
Obligation, beginning of year	$418,051	$510,652	$32,122	$34,458
Service cost	8,242	9,355	516	670
Interest cost	10,996	11,409	839	832
Actuarial (gain) loss	(110,467)	(31,093)	(9,044)	(2,391)
Benefit payments	(9,122)	(13,360)	(1,503)	(1,447)
Plan amendments	(267)	(1,458)	—	—
Settlements	—	(64,886)	—	—
Exchange rate changes	(1,626)	(2,568)	—	—
Obligation, end of year	$315,807	$418,051	$22,930	$32,122
Change in plan assets
Fair value, beginning of year	$347,900	$373,565	$—	$—
Actual return on assets	(80,078)	30,984	—	—
Employer contributions	22,756	22,493	1,503	1,447
Benefit payments	(9,122)	(13,360)	(1,503)	(1,447)
Settlements	—	(64,886)	—	—
Exchange rate changes	(281)	(896)	—	—
Fair value, end of year	$281,175	$347,900	$—	$—
Unfunded status	$(34,632)	$(70,151)	$(22,930)	$(32,122)

Amounts recognized in consolidated balance sheets
Non-current assets	$5,398	$—	$—	$—
Current liabilities	1,860	1,769	1,763	1,768
Non-current liabilities	38,170	68,382	21,167	30,354
Net	$34,632	$70,151	$22,930	$32,122

Changes in discount rates used to value pension obligations were the main drivers of actuarial gains in 2022 and 2021. In 2022 and 2021, the Company made a $20 million voluntary contribution each year to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $297 million for 2022 and $388 million for 2021. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2022	2021
Projected benefit obligation	$72,190	$91,678
Accumulated benefit obligation	69,395	88,927
Fair value of plan assets	32,164	30,926

The components of net periodic benefit cost for the plans for 2022, 2021 and 2020 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2022	2021	2020	2022	2021	2020
Service cost-benefits earned during the period	$8,242	$9,355	$9,361	$516	$670	$609
Interest cost on projected benefit obligation	10,996	11,409	13,313	839	832	1,016
Expected return on assets	(19,754)	(20,767)	(18,814)	—	—	—
Amortization of prior service cost	84	246	294	—	—	—
Amortization of net loss	4,701	9,248	10,243	345	1,002	733
Settlement loss	—	12,285	—	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	284	368	168	N/A	N/A	N/A
Net periodic benefit cost	$4,553	$22,144	$14,565	$1,700	$2,504	$2,358

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating expenses totaled $1 million in 2022, $12 million in 2021 and $5 million in 2020.

Amounts recognized in other comprehensive income (loss) in 2022 and 2021 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2022	2021	2022	2021
Net gain (loss) arising during the period	$11,189	$42,039	$9,044	$2,391
Amortization of net (gain) loss	4,701	9,248	345	1,002
Prior service credit (cost) arising during the period	267	1,458	—	—
Settlement (gain) loss	—	12,285	—	—
Amortization of prior service (credit) cost	84	246	—	—
Total	$16,241	$65,276	$9,389	$3,393

Amounts included in accumulated other comprehensive income (loss) as of December 30, 2022 and December 31, 2021, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2022	2021	2022	2021
Prior service cost	$1,668	$1,293	$—	$—
Net gain (loss)	(55,084)	(70,995)	1,891	(7,498)
Net gain (loss) before income taxes	(53,416)	(69,702)	1,891	(7,498)
Income taxes	12,207	15,443	(416)	1,650
Net	$(41,209)	$(54,259)	$1,475	$(5,848)

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2022	2021	2022	2021
U.S. Plans
Discount rate	5.6%	3.0%	5.6%	2.9%
Rate of compensation increase	2.7%	2.7%	N/A	N/A
Non-U.S. Plans
Discount rate	2.4%	0.4%	N/A	N/A
Rate of compensation increase	1.8%	1.3%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2022	2021	2020	2022	2021	2020
U.S. Plans
Discount rate	3.0%	2.6%	3.5%	2.9%	2.6%	3.4%
Rate of compensation increase	2.7%	2.7%	2.8%	N/A	N/A	N/A
Expected return on assets	6.3%	6.3%	6.8%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	0.4%	0.4%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.3%	1.3%	N/A	N/A	N/A
Expected return on assets	1.0%	1.0%	1.5%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.5 percent for 2023, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

The Company expects to contribute $1.9 million to its unfunded pension plans and $1.8 million to the postretirement medical plan in 2023. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2023. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2023	$15,583	$1,763
2024	17,035	1,748
2025	16,406	1,735
2026	18,585	1,715
2027	20,116	1,699
Years 2028-2032	107,755	8,136

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
Supplemental information related to the Company's lease activities is as follows (in thousands):

	2022	2021
Operating lease expense	$12,307	$11,641
Operating lease payments	11,886	11,564
Non-cash additions to operating lease assets	8,859	1,631

Additional information related to operating leases is as follows:

	2022	2021
Weighted average remaining lease term (years)	3.0	5.0
Weighted average discount rate	3.00%	2.24%

Variable lease costs and short term lease costs were not significant for the twelve months ended December 30, 2022 and December 31, 2021.

As of December 30, 2022, future maturities of operating lease liabilities were as follows (in thousands):

2023	$9,555
2024	7,931
2025	5,462
2026	4,118
2027	2,514
Thereafter	2,928
Total lease payments	$32,508
Present value adjustment	(1,896)
Operating lease liabilities	$30,612

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $230 million at December 30, 2022. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $59 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with non-cancelable terms of more than one year totaled $4 million in 2023, $3 million in 2024, $3 million in 2025 and $2 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $6 million at December 30, 2022. The Company has also guaranteed the debt of its subsidiaries for up to $8 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2022 Annual Report on Form 10-K is incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm

The information under the headings “Reports of Independent Registered Public Accounting Firm” and “Opinion on Internal Control Over Financial Reporting” in Part II, Item 8, of this 2022 Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 17, 2023, upon recommendation of the Governance Committee, the Board of Directors (the “Board”) of our Company approved an amendment and restatement of our Company’s Restated Bylaws (the “Bylaws”), effective immediately, to implement proxy access, make changes in connection with the new Securities and Exchange Commission rules regarding universal proxy cards (the “Universal Proxy Rules”), and to make certain other changes.

The amendments include the following, among others: (i) adding provisions to allow a shareholder, or a group of up to 20 shareholders, owning 3% or more of the Company’s outstanding common stock continuously for at least three years to nominate and include in the Company’s proxy materials director-nominees constituting up to two individuals or 20% of the Board (whichever is greater), provided that the shareholder(s) and the director-nominee(s) satisfy the requirements specified in the Bylaws; (ii) adding a requirement that any director nominee proposed by a shareholder furnish to the Company, if requested, a completed and signed questionnaire required of the Company’s directors; (iii) adding a requirement that any shareholder who intends to solicit proxies in support of a director nominee certify to the Company that such shareholder has complied with or will comply with the requirements of the Universal Proxy Rules and, if requested by the Company, will provide reasonable evidence of such compliance no later than five business days prior to the date of the applicable meeting of shareholders; (iv) clarifying that the Company is allowed to consider certain shareholder nominations of director candidates to be null and void where any shareholder fails to comply with the Universal Proxy Rules; (v) adding a provision that any shareholder soliciting proxies from other shareholders must use a proxy card color other than white, which is reserved for exclusive use by the Board; (vi) clarifying that any meeting of shareholders may be adjourned exclusively by the chairperson of the meeting; and (vii) clarifying that each meeting of shareholders will be presided over by a chairperson, who will be the Chair of the Board, the Chief Executive Officer or such other officer of the Company as the Board designates as chairperson of the meeting, and clarifying certain other procedural aspects of the conduct of shareholder meetings. Additional minor amendments and conforming changes were made that do not materially affect the substance of the Bylaws.

The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 hereto and is incorporated by reference in this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this 2022 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be held on April 28, 2023 (the “Proxy Statement”), is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the headings “Director Compensation,” “Executive Compensation” (other than under the subheading "Pay Versus Performance"); “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Organization and Compensation Committee” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

		Page
(1)	Financial Statements	36

(2)	Financial Statement Schedule

	All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	65
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023.

4.1	Description of Our Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s 2019 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.2	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.3	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.4	Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2019.)

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

*10.17
Executive Officer Restricted Stock Unit Agreement. Form of agreement used to award restricted stock units to Dale D. Johnson under the Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 26, 2021.)

*10.18	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.19
Key Employee Agreement. Form of agreement used with Chief Executive Officer and other executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 27, 2021.)

*10.20
Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

10.21
Amended and Restated Credit Agreement, dated March 25, 2021, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 26, 2021.)

10.22
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

10.23
Master Note Agreement, dated January 29, 2020, between Graco Inc. and NYL Investors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 3, 2020.) First Amendment to Master Note Agreement, dated December 16, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 16, 2022.)

11	Statement of Computation of Earnings per share included in Note I on page 54

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ Mark W. Sheahan	February 21, 2023
Mark W. Sheahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark W. Sheahan	February 21, 2023
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. Lowe	February 21, 2023
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Kathryn L. Schoenrock	February 21, 2023
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
Brett C. Carter	Director
Eric P. Etchart	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Martha A. Morfitt	Director
Mark W. Sheahan	Director
R. William Van Sant	Director
Kevin J. Wheeler	Director

Mark W. Sheahan, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Mark W. Sheahan	February 21, 2023
Mark W. Sheahan
(For himself and as attorney-in-fact)