Form 10-Q
period 2023-03-31
GRACO INC
filed 2023-04-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

168,340,317 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 12, 2023.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales	$529,646	$494,285
Cost of products sold	244,506	239,810
Gross Profit	285,140	254,475
Product development	20,479	19,078
Selling, marketing and distribution	65,383	62,995
General and administrative	42,610	44,039
Operating Earnings	156,668	128,363
Interest expense	1,347	5,287
Other (income) expense, net	(2,029)	153
Earnings Before Income Taxes	157,350	122,923
Income taxes	28,184	22,080
Net Earnings	$129,166	$100,843
Net Earnings per Common Share
Basic	$0.77	$0.59
Diluted	$0.75	$0.58
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Earnings	$129,166	$100,843
Components of other comprehensive income (loss)
Cumulative translation adjustment	4,975	(2,960)
Pension and postretirement medical liability adjustment	1,132	894
Income taxes - pension and postretirement medical liability adjustment	(244)	(194)
Other comprehensive income (loss)	5,863	(2,260)
Comprehensive Income	$135,029	$98,583
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2023	December 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$395,313	$339,196
Accounts receivable, less allowances of $5,600 and $7,000	356,473	346,010
Inventories	497,242	476,790
Other current assets	39,433	43,624
Total current assets	1,288,461	1,205,620
Property, Plant and Equipment, net	633,482	607,609
Goodwill	370,103	368,171
Other Intangible Assets, net	134,131	137,507
Operating Lease Assets	29,742	29,785
Deferred Income Taxes	56,183	57,090
Other Assets	34,161	33,118
Total Assets	$2,546,263	$2,438,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$41,910	$20,974
Trade accounts payable	80,375	84,218
Salaries and incentives	43,342	63,969
Dividends payable	39,457	39,963
Other current liabilities	176,614	190,793
Total current liabilities	381,698	399,917
Long-term Debt	75,000	75,000
Retirement Benefits and Deferred Compensation	61,994	61,672
Operating Lease Liabilities	21,384	21,057
Deferred Income Taxes	8,986	9,443
Other Non-current Liabilities	10,858	12,159
Shareholders’ Equity
Common stock	168,308	167,702
Additional paid-in-capital	821,570	784,477
Retained earnings	1,059,980	976,851
Accumulated other comprehensive income (loss)	(63,515)	(69,378)
Total shareholders’ equity	1,986,343	1,859,652
Total Liabilities and Shareholders’ Equity	$2,546,263	$2,438,900
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash Flows From Operating Activities
Net Earnings	$129,166	$100,843
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	17,987	15,570
Deferred income taxes	230	10,973
Share-based compensation	8,914	7,088
Change in
Accounts receivable	(8,519)	(14,296)
Inventories	(18,959)	(52,979)
Trade accounts payable	(3,802)	9,216
Salaries and incentives	(21,303)	(35,341)
Retirement benefits and deferred compensation	1,156	(136)
Other accrued liabilities	(10,787)	(8,690)
Other	(3,254)	(923)
Net cash provided by operating activities	90,829	31,325
Cash Flows From Investing Activities
Property, plant and equipment additions	(38,290)	(47,093)
Acquisition of businesses, net of cash acquired	—	(25,016)
Other	(352)	(134)
Net cash used in investing activities	(38,642)	(72,243)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	20,721	(3,420)
Payments on long-term debt	—	(75,000)
Payments of debt issuance costs	(6)	—
Common stock issued	31,026	21,294
Common stock repurchased	(7,766)	(108,706)
Taxes paid related to net share settlement of equity awards	(1,225)	(1,219)
Cash dividends paid	(39,431)	(35,801)
Net cash provided (used) in financing activities	3,319	(202,852)
Effect of exchange rate changes on cash	611	(45)
Net increase (decrease) in cash and cash equivalents	56,117	(243,815)
Cash and Cash Equivalents
Beginning of year	339,196	624,302
End of period	$395,313	$380,487
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended March 31, 2023
Balance, December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	721	29,080	—	—	29,801
Shares repurchased	(115)	(539)	(7,112)	—	(7,766)
Stock compensation cost	—	8,552	—	—	8,552
Net earnings	—	—	129,166	—	129,166
Dividends declared ($0.235 per share)	—	—	(38,925)	—	(38,925)
Other comprehensive income (loss)	—	—	—	5,863	5,863
Balance, March 31, 2023	$168,308	$821,570	$1,059,980	$(63,515)	$1,986,343

Three Months Ended April 1, 2022
Balance, December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	437	19,638	—	—	20,075
Shares repurchased	(1,522)	(6,636)	(100,548)	—	(108,706)
Stock compensation cost	—	6,670	—	—	6,670
Restricted stock canceled (issued)	—	(1)	—	—	(1)
Net earnings	—	—	100,843	—	100,843
Dividends declared ($0.210 per share)	—	—	(35,708)	—	(35,708)
Other comprehensive income (loss)	—	—	—	(2,260)	(2,260)
Balance, April 1, 2022	$169,223	$761,959	$841,503	$(82,429)	$1,690,256
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of March 31, 2023 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 31, 2023 and April 1, 2022, and cash flows for the three months ended March 31, 2023 and April 1, 2022 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Contractor, Industrial and Process. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales
Contractor	$245,971	$234,592
Industrial	150,190	144,669
Process	133,485	115,024
Total	$529,646	$494,285
Operating Earnings
Contractor	$73,772	$58,947
Industrial	52,770	52,630
Process	40,565	27,488
Unallocated corporate (expense)	(10,439)	(10,702)
Total	$156,668	$128,363

Assets by segment were as follows (in thousands):

	March 31, 2023	December 30, 2022
Contractor	$779,617	$752,729
Industrial	603,494	578,302
Process	575,792	564,539
Unallocated corporate	587,360	543,330
Total	$2,546,263	$2,438,900

Geographic information follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales (based on customer location)
United States	$288,989	$255,082
Other countries	240,657	239,203
Total	$529,646	$494,285

	March 31, 2023	December 30, 2022
Long-lived Assets
United States	$550,124	$532,401
Other countries	83,358	75,208
Total	$633,482	$607,609

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net earnings available to common shareholders	$129,166	$100,843
Weighted average shares outstanding for basic earnings per share	168,018	169,809
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,658	4,869
Weighted average shares outstanding for diluted earnings per share	171,676	174,678
Basic earnings per share	$0.77	$0.59
Diluted earnings per share	$0.75	$0.58

Anti-dilutive shares not included in diluted earnings per share computation	3,235	1,250

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2022	10,265	$44.40	7,793	$37.22
Granted	1,101	71.38
Exercised	(427)	29.80
Canceled	(37)	66.85
Outstanding, March 31, 2023	10,902	$47.63	8,033	$39.68

The Company recognized year-to-date share-based compensation of $8.9 million in 2023 and $7.1 million in 2022. As of March 31, 2023, there was $33.0 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 31, 2023	April 1, 2022
Expected life in years	6.7	7.3
Interest rate	4.0%	1.9%
Volatility	26.3%	25.5%
Dividend yield	1.3%	1.2%
Weighted average fair value per share	$21.74	$19.06

Under the Company’s Employee Stock Purchase Plan, the Company issued 323,000 shares in 2023 and 298,000 shares in 2022. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option-pricing model with the following assumptions and results:

	Three Months Ended
	March 31, 2023	April 1, 2022
Expected life in years	1.0	1.0
Interest rate	5.1%	0.9%
Volatility	26.4%	20.5%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$18.04	$16.01

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 31, 2023	April 1, 2022
Pension Benefits
Service cost	$1,464	$2,170
Interest cost	3,777	2,738
Expected return on assets	(3,975)	(4,802)
Amortization and other	440	1,076
Net periodic benefit cost	$1,706	$1,182
Postretirement Medical
Service cost	$100	$175
Interest cost	210	225
Amortization	90	175
Net periodic benefit cost	$400	$575

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended March 31, 2023
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	—	4,975	4,975
Reclassified to pension cost and deferred tax	888	—	888
Balance, March 31, 2023	$(38,846)	$(24,669)	$(63,515)

Three Months Ended April 1, 2022
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	—	(2,960)	(2,960)
Reclassified to pension cost and deferred tax	700	—	700
Balance, April 1, 2022	$(59,407)	$(23,022)	$(82,429)

Amounts related to pension and postretirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable includes trade receivables of $345 million and other receivables of $11 million as of March 31, 2023 and $334 million and $12 million, respectively, as of December 30, 2022.

Allowance for Credit Losses

Following is a summary of activity in the year to date allowance for credit losses (in thousands):

	March 31, 2023	April 1, 2022
Balance, beginning	$6,130	$3,254
Additions (reversals) charged to costs and expenses	(137)	3,220
Deductions from reserves (1)	(1,820)	(33)
Other additions (deductions) (2)	59	33
Balance, ending	$4,232	$6,474

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	March 31, 2023	December 30, 2022
Finished products and components	$246,401	$222,326
Products and components in various stages of completion	147,687	138,957
Raw materials and purchased components	232,913	248,636
Subtotal	627,001	609,919
Reduction to LIFO cost	(129,759)	(133,129)
Total	$497,242	$476,790

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 31, 2023
Cost	$197,417	$26,374	$1,300	$62,633	$287,724
Accumulated amortization	(122,816)	(18,738)	(388)	—	(141,942)
Foreign currency translation	(9,301)	(863)	—	(1,487)	(11,651)
Book value	$65,300	$6,773	$912	$61,146	$134,131
Weighted average life in years	13	10	6	N/A

As of December 30, 2022
Cost	$202,103	$26,374	$1,300	$62,633	$292,410
Accumulated amortization	(123,603)	(18,027)	(330)	—	(141,960)
Foreign currency translation	(10,060)	(894)	—	(1,989)	(12,943)
Book value	$68,440	$7,453	$970	$60,644	$137,507
Weighted average life in years	13	10	6	N/A

Amortization of intangibles for the year to date was $4.5 million in 2023 and $4.6 million in 2022. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Thereafter
Estimated Amortization Expense	$12,786	$16,311	$15,849	$9,050	$6,406	$12,583

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 30, 2022	$77,034	$134,771	$156,366	$368,171
Additions, adjustments from business acquisitions	—	—	—	—
Foreign currency translation	259	1,257	416	1,932
Balance, March 31, 2023	$77,293	$136,028	$156,782	$370,103

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	March 31, 2023	December 30, 2022
Accrued self-insurance retentions	$9,246	$9,338
Accrued warranty and service liabilities	14,917	14,674
Accrued trade promotions	8,951	13,799
Payable for employee stock purchases	1,055	16,497
Customer advances and deferred revenue	45,134	50,747
Income taxes payable	27,258	15,987
Tax payable, other	11,584	9,614
Right of return refund liability	18,533	18,449
Operating lease liabilities, current	9,451	9,555
Other	30,485	32,133
Total	$176,614	$190,793

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 30, 2022	$14,674
Charged to expense	2,392
Margin on parts sales reversed	1,351
Reductions for claims settled	(3,500)
Balance, March 31, 2023	$14,917

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three months ended March 31, 2023, we recognized $20.6 million that was included in deferred revenue at December 30, 2022. During the three months ended April 1, 2022, we recognized $22.5 million that was included in deferred revenue at December 31, 2021.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 31, 2023	December 30, 2022
Assets
Cash surrender value of life insurance	2	$20,239	$19,192
Liabilities
Contingent consideration	3	$13,410	$14,914
Deferred compensation	2	5,830	5,842
Forward exchange contracts	2	132	520
Total liabilities at fair value		$19,372	$21,276

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

Long-term notes payable with fixed interest rates had a carrying amount of $75 million and estimated fair value of $75 million as of both March 31, 2023 and December 30, 2022. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

Item 2. GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company supplies technology and expertise for the management of fluids and coatings in both industrial and commercial applications. It designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid and coating materials. Management classifies the Company’s business into three reportable segments: Contractor, Industrial and Process. Key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channel and technologies.

The Company continued to experience supply chain disruptions and the associated effects of inflation in the first quarter of 2023; however, the impact was not as significant as compared to the same period in the prior year. Pricing actions implemented have generally mitigated the effects of increased costs and expenses. The Company expects isolated supply chain disruptions and an overall inflationary environment to continue through the remainder of 2023.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	Mar 31, 2023	Apr 1, 2022	% Change
Net Sales	$529.6	$494.3	7%
Operating Earnings	156.7	128.4	22%
Net Earnings	129.2	100.8	28%
Net Earnings, adjusted (1)	126.6	99.3	27%
Diluted Net Earnings per Common Share	$0.75	$0.58	29%
Diluted Net Earnings per Common Share, adjusted (1)	$0.74	$0.57	30%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased 7 percent for the quarter, led by double-digit growth in the Process segment. Sales increases in the Americas and EMEA were partially offset by a decrease in Asia Pacific. Changes in currency translation rates decreased sales and net earnings by approximately $11 million and $6 million, respectively, for the quarter. Sales from acquired operations contributed approximately $2 million for the quarter.
Gross profit margin rate was more than 2 percentage points higher than the first quarter last year mainly due to the impact of price changes and favorable product and channel mix.
Total operating expenses increased 2 percentage points, but decreased as a percentage of sales by 1 percentage point.

Excluding the impact of excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	March 31, 2023	April 1, 2022
Earnings before income taxes	$157.4	$122.9

Income taxes, as reported	$28.2	$22.1
Excess tax benefit from option exercises	2.6	1.5
Income taxes, adjusted	$30.8	$23.6

Effective income tax rate
As reported	17.9%	18.0%
Adjusted	19.5%	19.2%

Net Earnings, as reported	$129.2	$100.8
Excess tax benefit from option exercises	(2.6)	(1.5)
Net Earnings, adjusted	$126.6	$99.3

Weighted Average Diluted Shares	171.7	174.7
Diluted Earnings per Share
As reported	$0.75	$0.58
Adjusted	$0.74	$0.57

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales	100.0%	100.0%
Cost of products sold	46.2	48.5
Gross Profit	53.8	51.5
Product development	3.9	3.9
Selling, marketing and distribution	12.3	12.7
General and administrative	8.0	8.9
Operating Earnings	29.6	26.0
Interest expense	0.3	1.1
Other (income) expense, net	(0.4)	—
Earnings Before Income Taxes	29.7	24.9
Income taxes	5.3	4.5
Net Earnings	24.4%	20.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Americas(1)	$331.9	$293.2
EMEA(2)	108.8	106.2
Asia Pacific	88.9	94.9
Consolidated	$529.6	$494.3
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	13%	1%	(1)%	13%
EMEA	7%	0%	(5)%	2%
Asia Pacific	(1)%	0%	(5)%	(6)%
Consolidated	10%	0%	(3)%	7%

Gross Profit

Gross profit margin rate for the quarter was more than 2 percentage points higher than the first quarter last year. Favorable effects of realized pricing and product and channel mix offset the adverse impacts of higher product costs and changes in currency translation rates.

Operating Expenses

Total operating expenses for the quarter increased $2 million (2 percent) compared to the first quarter last year. The increase includes higher stock compensation of $2 million and volume and rate-related increases of $5 million. Partially offsetting the increase was $2 million of favorable changes in currency translation rates and $3 million of credit losses on customer receivables in Russia in the prior year that did not repeat.

Interest and Other (Income) Expense

Interest expense for the quarter decreased $4 million as private placement debt was repaid in the first quarter last year. Other non-operating expenses for the quarter decreased by $2 million due to increased interest income and favorable market valuation changes on investments held to fund certain retirement benefits.
Income Taxes

The effective income tax rate of 18 percent for the quarter was flat compared with the first quarter last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales
Americas	$184.1	$170.5
EMEA	42.1	41.2
Asia Pacific	19.7	22.9
Total	$245.9	$234.6
Operating earnings as a percentage of net sales	30%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	8%	0%	0%	8%
EMEA	7%	0%	(5)%	2%
Asia Pacific	(8)%	0%	(6)%	(14)%
Segment Total	7%	0%	(2)%	5%

Contractor segment sales increased 5 percent, with favorable response to new product offerings and improved product availability. Price realization and favorable product and channel mix drove the operating margin rate 5 percentage points higher.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales
Americas	$63.3	$54.3
EMEA	48.1	47.9
Asia Pacific	38.8	42.5
Total	$150.2	$144.7
Operating earnings as a percentage of net sales	35%	36%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	17%	0%	0%	17%
EMEA	5%	0%	(5)%	0%
Asia Pacific	(3)%	0%	(6)%	(9)%
Segment Total	7%	0%	(3)%	4%

Underlying sales growth in the Americas and EMEA was partially offset by weakness in Asia Pacific, where finishing system sales and other project activity decreased. The unfavorable effects of currency translation drove a 1 percentage point decrease in the operating margin rate.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Sales
Americas	$84.5	$68.4
EMEA	18.6	17.1
Asia Pacific	30.4	29.5
Total	$133.5	$115.0
Operating earnings as a percentage of net sales	30%	24%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	22%	2%	0%	24%
EMEA	12%	1%	(4)%	9%
Asia Pacific	6%	0%	(3)%	3%
Segment Total	16%	2%	(2)%	16%

The Process segment had sales growth in all product applications. The operating margin rate for this segment increased 6 percentage points primarily due to price realization and expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities of $91 million in the first quarter of 2023 increased $60 million from the comparable period of 2022, mostly driven by higher net earnings, decreased inventory purchases, and decreased salary and incentive payments. Significant uses of cash in 2023 included dividend payments of $39 million and plant and equipment additions of $38 million. Net proceeds from shares issued in 2023 totaled $30 million, which was partially offset by share repurchases of $8 million.

Significant uses of cash in the first quarter of 2022 included share repurchases of $109 million, payments of long-term debt of $75 million, property, plant and equipment additions of $47 million, dividend payments of $36 million and $25 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in the first quarter of 2022 totaled $21 million.

As of March 31, 2023, the Company had available liquidity of $917 million, including cash and cash equivalents of $395 million, of which $146 million was held outside of the U.S., and available credit under existing committed credit facilities of $522 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2023, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2023 are expected to be approximately $200 million, including $130 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook

While end market activity and demand trends for the Company's new and existing products are solid, the Company remains cautious given the current macroeconomic uncertainty. The Company is confirming the revenue outlook for the year of low single-digit growth on an organic, constant currency basis.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2022 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: the impact of the COVID-19 pandemic on our business; Russia's invasion of Ukraine, and the sanctions and actions taken against Russia and Belarus in response to the invasion; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; changes in currency translation rates; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; catastrophic events; changes in laws and regulations; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; our ability to attract, develop and retain qualified personnel; the possibility of decline in purchases from a few large customers of the Contractor segment, variations in activity in the construction, automotive, mining and oil and natural gas industries, and the impact of declines in interest rates, asset values and investment returns on pension costs and required pension contributions. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2022 and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2022 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2022 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 31, 2022 - January 27, 2023	—	$—	—	14,971,377
January 28, 2023 - February 24, 2023	115,297	$67.36	—	14,856,080
February 25, 2023 - March 31, 2023	—	$—	—	14,856,080

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 26, 2023.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 26, 2023	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2023	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 26, 2023	By:	/s/ Kathryn L. Schoenrock
Kathryn L. Schoenrock
Executive Vice President, Corporate Controller and Information Systems
(Principal Accounting Officer)