Form 10-Q
period 2023-06-30
GRACO INC
filed 2023-07-26
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

168,992,778 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 12, 2023.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales	$559,644	$548,547	$1,089,290	$1,042,832
Cost of products sold	268,229	279,487	512,735	519,297
Gross Profit	291,415	269,060	576,555	523,535
Product development	21,286	19,967	41,765	39,045
Selling, marketing and distribution	68,380	62,076	133,763	125,071
General and administrative	44,697	38,337	87,307	82,376
Operating Earnings	157,052	148,680	313,720	277,043
Interest expense	1,798	1,726	3,145	7,013
Other (income) expense, net	(4,365)	607	(6,394)	760
Earnings Before Income Taxes	159,619	146,347	316,969	269,270
Income taxes	25,351	28,969	53,535	51,049
Net Earnings	$134,268	$117,378	$263,434	$218,221
Net Earnings per Common Share
Basic	$0.80	$0.69	$1.56	$1.29
Diluted	$0.78	$0.68	$1.53	$1.26
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Earnings	$134,268	$117,378	$263,434	$218,221
Components of other comprehensive income (loss)
Cumulative translation adjustment	4,553	(13,532)	9,528	(16,492)
Pension and postretirement medical liability adjustment	1,195	1,368	2,327	2,262
Income taxes - pension and postretirement medical liability adjustment	(264)	(320)	(508)	(514)
Other comprehensive income (loss)	5,484	(12,484)	11,347	(14,744)
Comprehensive Income	$139,752	$104,894	$274,781	$203,477
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2023	December 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$520,633	$339,196
Accounts receivable, less allowances of $5,100 and $7,000	365,818	346,010
Inventories	479,095	476,790
Other current assets	44,907	43,624
Total current assets	1,410,453	1,205,620
Property, Plant and Equipment, net	680,040	607,609
Goodwill	371,880	368,171
Other Intangible Assets, net	131,089	137,507
Operating Lease Assets	29,158	29,785
Deferred Income Taxes	48,189	57,090
Other Assets	36,916	33,118
Total Assets	$2,707,725	$2,438,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$49,099	$20,974
Current portion of long term debt	75,000	—
Trade accounts payable	81,540	84,218
Salaries and incentives	55,150	63,969
Dividends payable	39,692	39,963
Other current liabilities	188,857	190,793
Total current liabilities	489,338	399,917
Long-term Debt	—	75,000
Retirement Benefits and Deferred Compensation	61,995	61,672
Operating Lease Liabilities	20,343	21,057
Deferred Income Taxes	8,730	9,443
Other Non-current Liabilities	11,012	12,159
Shareholders’ Equity
Common stock	168,985	167,702
Additional paid-in-capital	850,900	784,477
Retained earnings	1,154,453	976,851
Accumulated other comprehensive income (loss)	(58,031)	(69,378)
Total shareholders’ equity	2,116,307	1,859,652
Total Liabilities and Shareholders’ Equity	$2,707,725	$2,438,900
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash Flows From Operating Activities
Net Earnings	$263,434	$218,221
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	36,117	31,453
Deferred income taxes	7,650	14,743
Share-based compensation	18,417	14,386
Change in
Accounts receivable	(17,421)	(56,263)
Inventories	(184)	(70,879)
Trade accounts payable	(8,243)	8,369
Salaries and incentives	(10,179)	(29,201)
Retirement benefits and deferred compensation	1,953	349
Other accrued liabilities	(5,728)	(386)
Other	(3,493)	4,193
Net cash provided by operating activities	282,323	134,985
Cash Flows From Investing Activities
Property, plant and equipment additions	(92,232)	(88,861)
Acquisition of businesses, net of cash acquired	—	(25,296)
Other	(940)	(397)
Net cash used in investing activities	(93,172)	(114,554)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	28,966	13,830
Payments on long-term debt	—	(75,000)
Payments of debt issuance costs	(1,025)	—
Common stock issued	52,053	23,410
Common stock repurchased	(7,766)	(120,021)
Taxes paid related to net share settlement of equity awards	(1,225)	(1,219)
Cash dividends paid	(78,991)	(71,341)
Net cash provided (used) in financing activities	(7,988)	(230,341)
Effect of exchange rate changes on cash	274	(1,033)
Net increase (decrease) in cash and cash equivalents	181,437	(210,943)
Cash and Cash Equivalents
Beginning of year	339,196	624,302
End of period	$520,633	$413,359
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended June 30, 2023
Balance, March 31, 2023	$168,308	$821,570	$1,059,980	$(63,515)	$1,986,343
Shares issued	677	20,350	—	—	21,027
Stock compensation cost	—	8,980	—	—	8,980
Net earnings	—	—	134,268	—	134,268
Dividends declared (0.2350 per share)	—	—	(39,795)	—	(39,795)
Other comprehensive income (loss)	—	—	—	5,484	5,484
Balance, June 30, 2023	$168,985	$850,900	$1,154,453	$(58,031)	$2,116,307

Six Months Ended June 30, 2023
Balance, December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	1,398	49,430	—	—	50,828
Shares repurchased	(115)	(539)	(7,112)	—	(7,766)
Stock compensation cost	—	17,532	—	—	17,532
Net earnings	—	—	263,434	—	263,434
Dividends declared ($0.470 per share)	—	—	(78,720)	—	(78,720)
Other comprehensive income (loss)	—	—	—	11,347	11,347
Balance, June 30, 2023	$168,985	$850,900	$1,154,453	$(58,031)	$2,116,307

Three Months Ended July 1, 2022
Balance, April 1, 2022	$169,223	$761,959	$841,503	$(82,429)	$1,690,256
Shares issued	70	2,047	—	—	2,117
Shares repurchased	(179)	(777)	(10,360)	—	(11,316)
Stock compensation cost	—	6,980	—	—	6,980
Restricted stock canceled (issued)	—	—	—	—	—
Net earnings	—	—	117,378	—	117,378
Dividends declared ($0.210 per share)	—	—	(35,657)	—	(35,657)
Other comprehensive income (loss)	—	—	—	(12,484)	(12,484)
Balance, July 1, 2022	$169,114	$770,209	$912,864	$(94,913)	$1,757,274

Six Months Ended July 1, 2022
Balance, December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	507	21,685	—	—	22,192
Shares repurchased	(1,701)	(7,412)	(110,908)	—	(120,021)
Stock compensation cost	—	13,649	—	—	13,649
Restricted stock canceled (issued)	—	(1)	—	—	(1)
Net earnings	—	—	218,221	—	218,221
Dividends declared ($0.4200 per share)	—	—	(71,365)	—	(71,365)
Other comprehensive income (loss)	—	—	—	(14,744)	(14,744)
Balance, July 1, 2022	$169,114	$770,209	$912,864	$(94,913)	$1,757,274
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of June 30, 2023 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 30, 2023 and July 1, 2022, and cash flows for the six months ended June 30, 2023 and July 1, 2022 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Contractor, Industrial and Process. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales
Contractor	$255,648	$265,739	$501,619	$500,331
Industrial	163,523	158,325	313,713	302,994
Process	140,473	124,483	273,958	239,507
Total	$559,644	$548,547	$1,089,290	$1,042,832
Operating Earnings
Contractor	$68,868	$68,244	$142,640	$127,191
Industrial	55,887	55,201	108,657	107,831
Process	43,620	31,057	84,185	58,545
Unallocated corporate (expense)	(11,323)	(5,822)	(21,762)	(16,524)
Total	$157,052	$148,680	$313,720	$277,043

Assets by segment were as follows (in thousands):

	June 30, 2023	December 30, 2022
Contractor	$769,654	$752,729
Industrial	617,270	578,302
Process	583,002	564,539
Unallocated corporate	737,799	543,330
Total	$2,707,725	$2,438,900

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales (based on customer location)
United States	$301,953	$296,009	$590,942	$551,091
Other countries	257,691	252,538	498,348	491,741
Total	$559,644	$548,547	$1,089,290	$1,042,832

	June 30, 2023	December 30, 2022
Long-lived Assets
United States	$583,160	$532,401
Other countries	96,880	75,208
Total	$680,040	$607,609

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net earnings available to common shareholders	$134,268	$117,378	$263,434	$218,221
Weighted average shares outstanding for basic earnings per share	168,683	169,128	168,351	169,469
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,868	3,570	3,763	4,219
Weighted average shares outstanding for diluted earnings per share	172,551	172,698	172,114	173,688
Basic earnings per share	$0.80	$0.69	$1.56	$1.29
Diluted earnings per share	$0.78	$0.68	$1.53	$1.26

Anti-dilutive shares not included in diluted earnings per share computation	1,868	1,632	2,206	1,625

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2022	10,265	$44.40	7,793	$37.22
Granted	1,114	71.45
Exercised	(1,093)	30.74
Canceled	(62)	64.80
Outstanding, June 30, 2023	10,224	$48.68	7,529	$40.96

The Company recognized year-to-date share-based compensation of $18.4 million in 2023 and $12.9 million in 2022. As of June 30, 2023, there was $25.8 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 30, 2023	July 1, 2022
Expected life in years	6.7	7.3
Interest rate	4.0%	1.9%
Volatility	26.3%	25.5%
Dividend yield	1.3%	1.2%
Weighted average fair value per share	$21.76	$19.06

Under the Company’s Employee Stock Purchase Plan, the Company issued 323,000 shares in 2023 and 319,000 shares in 2022. The fair value of the employees’ purchase rights under this Plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Six Months Ended
	June 30, 2023	July 1, 2022
Expected life in years	1.0	1.0
Interest rate	5.1%	0.9%
Volatility	26.4%	20.5%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$18.04	$16.01

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Pension Benefits
Service cost	$1,467	$1,964	$2,931	$4,134
Interest cost	3,798	2,766	7,575	5,504
Expected return on assets	(3,980)	(4,777)	(7,955)	(9,579)
Amortization and other	415	1,419	855	2,495
Net periodic benefit cost	$1,700	$1,372	$3,406	$2,554
Postretirement Medical
Service cost	$100	$83	$200	$258
Interest cost	210	195	420	420
Amortization	90	(2)	180	173
Net periodic benefit cost	$400	$276	$800	$851

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(38,846)	$(24,669)	$(63,515)
Other comprehensive income (loss) before reclassifications	—	4,553	4,553
Reclassified to pension cost and deferred tax	931	—	931
Balance, June 30, 2023	$(37,915)	$(20,116)	$(58,031)

Six Months Ended June 30, 2023
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	—	9,528	9,528
Reclassified to pension cost and deferred tax	1,819	—	1,819
Balance, June 30, 2023	$(37,915)	$(20,116)	$(58,031)

Three Months Ended July 1, 2022
Balance, April 1, 2022	$(59,407)	$(23,022)	$(82,429)
Other comprehensive income (loss) before reclassifications	—	(13,532)	(13,532)
Reclassified to pension cost and deferred tax	1,048	—	1,048
Balance, July 1, 2022	$(58,359)	$(36,554)	$(94,913)

Six Months Ended July 1, 2022
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	—	(16,492)	(16,492)
Reclassified to pension cost and deferred tax	1,748	—	1,748
Balance, July 1, 2022	$(58,359)	$(36,554)	$(94,913)

Amounts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable include trade receivables of $354 million and other receivables of $12 million as of June 30, 2023 and $334 million and $12 million, respectively, as of December 30, 2022.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Balance, beginning	$4,232	$6,474	$6,130	$3,254
Additions charged to costs and expenses	417	26	280	3,246
Deductions from reserves (1)	(449)	(542)	(2,269)	(575)
Other additions (deductions) (2)	(1)	(269)	58	(236)
Balance, ending	$4,199	$5,689	$4,199	$5,689

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	June 30, 2023	December 30, 2022
Finished products and components	$245,480	$222,326
Products and components in various stages of completion	138,264	138,957
Raw materials and purchased components	227,972	248,636
Subtotal	611,716	609,919
Reduction to LIFO cost	(132,621)	(133,129)
Total	$479,095	$476,790

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 30, 2023
Cost	$197,417	$26,374	$1,300	$62,633	$287,724
Accumulated amortization	(126,617)	(19,245)	(445)	—	(146,307)
Foreign currency translation	(8,803)	(848)	—	(677)	(10,328)
Book value	$61,997	$6,281	$855	$61,956	$131,089
Weighted average life in years	13	9	6	N/A

As of December 30, 2022
Cost	$202,103	$26,374	$1,300	$62,633	$292,410
Accumulated amortization	(123,603)	(18,027)	(330)	—	(141,960)
Foreign currency translation	(10,060)	(894)	—	(1,989)	(12,943)
Book value	$68,440	$7,453	$970	$60,644	$137,507
Weighted average life in years	13	10	6	N/A

Amortization of intangibles for the second quarter was $4.4 million in 2023 and $4.6 million in 2022, and for the year to date was $8.9 million in 2023 and $9.4 million in 2022. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Thereafter
Estimated Amortization Expense	$8,526	$16,448	$15,986	$9,105	$6,443	$12,625

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 30, 2022	$77,034	$134,771	$156,366	$368,171
Additions, adjustments from business acquisitions	—	—	—	—
Foreign currency translation	276	2,646	787	3,709
Balance, June 30, 2023	$77,310	$137,417	$157,153	$371,880

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	June 30, 2023	December 30, 2022
Accrued self-insurance retentions	$9,203	$9,338
Accrued warranty and service liabilities	15,413	14,674
Accrued trade promotions	11,434	13,799
Payable for employee stock purchases	7,515	16,497
Customer advances and deferred revenue	58,226	50,747
Income taxes payable	19,369	15,987
Tax payable, other	9,337	9,614
Right of return refund liability	18,257	18,449
Operating lease liabilities, current	9,126	9,555
Other	30,977	32,133
Total	$188,857	$190,793

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 30, 2022	$14,674
Charged to expense	5,229
Margin on parts sales reversed	2,179
Reductions for claims settled	(6,669)
Balance, June 30, 2023	$15,413

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and six months ended June 30, 2023, we recognized $16.0 million and $36.6 million, respectively, that was included in deferred revenue at December 30, 2022. During the three and six months ended July 1, 2022, we recognized $18.3 million and $40.8 million, respectively, that was included in deferred revenue at December 31, 2021.

11.Debt

On May 23, 2023 and June 8, 2023, the Company executed amendments to its amended and restated credit agreement that amended, superseded and restated in its entirety the Company's existing credit agreement with U.S. Bank National Association, as administrative agent and a lender, and the other lenders that are parties thereto. The first amendment removed references to LIBOR for calculating rates and replaced it with SOFR and its equivalent benchmark rates such as EURIBOR, TIBOR and RFR loans.
The second amendment increased, from $500 million to $750 million, the amount of availability under an unsecured revolving credit facility, as well as increasing, from $200 million to $375 million, the maximum amount of outstanding loans in currencies other than U.S. Dollars. The amendment also increased, from $250 million to $375 million, the amount by which the size of the credit facility may be increased upon exercise of an accordion feature. The accordion feature may be exercised by means of an increase in the revolving commitments or the addition of term loans.
In addition, the second amendment increased the applicable margin percentages used for purposes of calculating the interest rates applicable to base rate loans and non-base rate loans (e.g., SOFR, EURIBOR, TIBOR and RFR loans). Under the amendment, the applicable margin percentages for base rate loans (which ranged from 0.000% to 0.750% under the prior credit agreement) range from 0.125% to 0.875%, and the applicable margin percentages for non-base rate loans (which ranged from 1.000% to 1.750% under the prior credit agreement) range from 1.125% to 1.875%.

Subsequent Event

In July 2023, the Company prepaid $75 million of its Series D private placement note in addition to a $0.7 million prepayment fee, which will be recognized as interest expense in the third quarter of 2023.

12.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 30, 2023	December 30, 2022
Assets
Cash surrender value of life insurance	2	$21,015	$19,192
Forward exchange contracts	2	160	—
Total assets at fair value		$21,175	$19,192
Liabilities
Contingent consideration	3	$9,975	$14,914
Deferred compensation	2	5,984	5,842
Forward exchange contracts	2	—	520
Total liabilities at fair value		$15,959	$21,276

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

Long-term notes payable with fixed interest rates had a carrying amount of $75 million and an estimated fair value of $75 million as of both June 30, 2023 and December 30, 2022. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company continued to experience supply chain disruptions and the associated effects of inflation in the first half of 2023; however, the impact was not as significant as compared to the same period in the prior year. Pricing actions implemented have generally mitigated the effects of increased costs and expenses. The Company expects isolated supply chain disruptions and an overall inflationary environment to continue through the remainder of 2023.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	Jun 30, 2023	Jul 1, 2022	% Change	Jun 30, 2023	Jul 1, 2022	% Change
Net Sales	$559.6	$548.5	2%	$1,089.3	$1,042.8	4%
Operating Earnings	157.1	148.7	6%	313.7	277.0	13%
Net Earnings	134.3	117.4	14%	263.4	218.2	21%
Net Earnings, adjusted (1)	128.8	117.0	10%	255.3	216.3	18%
Diluted Net Earnings per Common Share	$0.78	$0.68	15%	$1.53	$1.26	21%
Diluted Net Earnings per Common Share, adjusted (1)	$0.75	$0.68	10%	$1.48	$1.25	18%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Sales increased 2 percent for the quarter. Strong growth in the Process segment more than offset a decrease in the Contractor segment. Sales increases in the Americas and EMEA were partially offset by a decrease in Asia Pacific. Changes in currency translation rates decreased sales and net earnings by approximately $3 million and $2 million, for the quarter and $14 million and $8 million for the year to date, respectively.
Gross profit margin rate for the quarter was more than 3 percentage points higher than the second quarter last year mainly due to the realized pricing and favorable product and channel mix.
Total operating expenses increased 12 percentage points and increased as a percentage of sales by 2 percentage points.

Excluding the impact of excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Earnings before income taxes	$159.6	$146.3	$317.0	$269.3

Income taxes, as reported	$25.4	$29.0	$53.5	$51.1
Excess tax benefit from option exercises	5.5	0.4	8.1	1.9
Income taxes, adjusted	$30.9	$29.4	$61.6	$53.0

Effective income tax rate
As reported	15.9%	19.8%	16.9%	19.0%
Adjusted	19.4%	20.0%	19.4%	19.7%

Net Earnings, as reported	$134.3	$117.4	$263.4	$218.2
Excess tax benefit from option exercises	(5.5)	(0.4)	(8.1)	(1.9)
Net Earnings, adjusted	$128.8	$117.0	$255.3	$216.3

Weighted Average Diluted Shares	172.6	172.7	172.1	173.7
Diluted Earnings per Share
As reported	$0.78	$0.68	$1.53	$1.26
Adjusted	$0.75	$0.68	$1.48	$1.25

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	47.9	51.0	47.1	49.8
Gross Profit	52.1	49.0	52.9	50.2
Product development	3.8	3.6	3.8	3.7
Selling, marketing and distribution	12.2	11.3	12.3	12.0
General and administrative	8.0	7.0	8.0	7.9
Operating Earnings	28.1	27.1	28.8	26.6
Interest expense	0.3	0.3	0.3	0.7
Other (income) expense, net	(0.8)	0.1	(0.6)	0.1
Earnings Before Income Taxes	28.5	26.7	29.1	25.8
Income taxes	4.5	5.3	4.9	4.9
Net Earnings	24.0%	21.4%	24.2%	20.9%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Americas(1)	$345.8	$338.1	$677.7	$631.3
EMEA(2)	115.7	108.3	224.6	214.5
Asia Pacific	98.1	102.1	187.0	197.0
Consolidated	$559.6	$548.5	$1,089.3	$1,042.8
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	2%	0%	0%	2%	7%	0%	0%	7%
EMEA	5%	0%	2%	7%	6%	0%	(1)%	5%
Asia Pacific	0%	0%	(4)%	(4)%	(1)%	0%	(4)%	(5)%
Consolidated	3%	0%	(1)%	2%	6%	0%	(2)%	4%

Gross Profit

Gross profit margin rates for the quarter and year to date increased approximately 3 percentage points from the comparable periods last year. Strong price realization and favorable product and channel mix more than offset higher product costs.

Operating Expenses

Total operating expenses for the quarter increased $14 million (12 percent) from the comparable period last year. The increase includes $4 million of incremental share-based compensation and $3 million of increased spending related to product development and other growth initiatives. Total operating expenses for the year to date increased $16 million (7 percent) from the comparable period last year. Volume and rate-related increases, higher product development spending and incremental share-based compensation accounted for most of the increase. Partially offsetting the year-to-date increase were $3 million of credit losses on customer receivables in Russia in the prior year that did not repeat and $2 million from favorable changes in currency translation rates.

Interest and Other (Income) Expense

Interest expense was flat for the quarter and for the year to date decreased $4 million as private placement debt was repaid in the first quarter last year. Other non-operating expenses decreased $5 million for the quarter and $7 million for the year-to-date mostly due to increased interest income and favorable market valuation changes on investments held to fund certain retirement benefits.
Income Taxes

The effective income tax rate was 16 percent for the quarter and 17 percent for the year to date, down 4 percentage points and 2 percentage points, respectively, from the comparable periods last year, primarily due to increases in excess tax benefits from stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales
Americas	$188.4	$199.7	$372.5	$370.2
EMEA	48.4	45.0	90.6	86.2
Asia Pacific	18.8	21.0	38.5	43.9
Total	$255.6	$265.7	$501.6	$500.3
Operating earnings as a percentage of net sales	27%	26%	28%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(5)%	0%	(1)%	(6)%	1%	0%	0%	1%
EMEA	6%	0%	2%	8%	6%	0%	(1)%	5%
Asia Pacific	(6)%	0%	(5)%	(11)%	(7)%	0%	(5)%	(12)%
Segment Total	(3)%	0%	(1)%	(4)%	1%	0%	(1)%	0%

Slower economic activity in construction markets in the Americas and Asia Pacific drove Contractor segment sales down 4 percent for the quarter. For the year to date, favorable response to new product offerings and improved product availability were able to offset reduced demand. Operating margin rates for the quarter and year to date increased 1 percentage point and 3 percentage points, respectively, as price realization and favorable product and channel mix more than offset higher product costs and increased spending on product development and growth initiatives.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales
Americas	$65.7	$61.5	$129.0	$115.8
EMEA	49.1	45.6	97.2	93.5
Asia Pacific	48.7	51.2	87.5	93.7
Total	$163.5	$158.3	$313.7	$303.0
Operating earnings as a percentage of net sales	34%	35%	35%	36%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	7%	0%	0%	7%	11%	0%	0%	11%
EMEA	5%	0%	3%	8%	5%	0%	(1)%	4%
Asia Pacific	(1)%	0%	(4)%	(5)%	(2)%	0%	(5)%	(7)%
Segment Total	4%	0%	(1)%	3%	6%	0%	(2)%	4%

Sales growth in the Americas and EMEA for the quarter and year to date was partially offset by weakness in Asia Pacific, where declines in finishing system sales and other project activity continued. The unfavorable effects of currency translation drove a 1 percentage point decrease in the operating margin rate for the quarter and year to date.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Sales
Americas	$91.7	$77.0	$176.2	$145.4
EMEA	18.2	17.6	36.8	34.7
Asia Pacific	30.6	29.9	61.0	59.4
Total	$140.5	$124.5	$274.0	$239.5
Operating earnings as a percentage of net sales	31%	25%	31%	24%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	19%	0%	0%	19%	20%	1%	0%	21%
EMEA	3%	0%	1%	4%	7%	0%	(1)%	6%
Asia Pacific	5%	0%	(3)%	2%	6%	0%	(3)%	3%
Segment Total	14%	0%	(1)%	13%	15%	1%	(2)%	14%

Double-digit sales growth continued in the Process segment for the quarter and year to date from the comparable periods last year. Sales growth for the quarter and year to date was particularly strong in the automatic lubrication, vehicle service and semiconductor product applications. The operating margin rate for this segment increased 6 percentage points for the quarter and 7 percentage points year to date from the comparable periods last year primarily due to price realization and expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities of $282 million increased $147 million compared to the first half of last year, mostly driven by higher net earnings, decreased inventory purchases and lower salary and incentive payments. Inventory purchases were lower in the first six months of 2023 compared to the same period last year as logistical and production constraints from disruptions in the supply chain improved. Increases in accounts receivable reflect growth in business activity in the first half of 2023. Significant uses of cash in 2023 included plant and equipment additions of $92 million and dividend payments of $79 million. Net proceeds from shares issued in 2023 totaled $52 million, which was partially offset by share repurchases of $8 million.

In 2022, significant uses of cash included share repurchases of $120 million, plant and equipment additions of $89 million, long-term debt payments of $75 million, dividend payments of $71 million, and $25 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2022 totaled $23 million.

As of June 30, 2023, the Company had available liquidity of $1,280 million, including cash and cash equivalents of $521 million, of which $206 million was held outside of the U.S., and available credit under existing committed credit facilities of $759 million.

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

Outlook

Incoming order rates are in line with the Company's expectations of revenue growth for the full year of low single-digits on an organic, constant currency basis.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
April 1, 2023 - April 28, 2023	—	$—	—	14,856,080
April 29, 2023 - May 26, 2023	—	$—	—	14,856,080
May 27, 2023 - June 30, 2023	—	$—	—	14,856,080

Item 5.Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K.)

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated May 23, 2023, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed May 23, 2023.)

10.2
Amendment No. 2 to Amended and Restated Credit Agreement, dated June 8, 2023, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed June 8, 2023.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 26, 2023.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 26, 2023	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2023	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 26, 2023	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Executive Vice President, Corporate Controller
(Principal Accounting Officer)