Form 10-Q
period 2023-09-29
GRACO INC
filed 2023-10-25
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2023

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

168,788,078 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 11, 2023.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales	$539,672	$545,644	$1,628,962	$1,588,476
Cost of products sold	255,148	284,556	767,883	803,853
Gross Profit	284,524	261,088	861,079	784,623
Product development	19,817	19,704	61,582	58,749
Selling, marketing and distribution	60,495	61,386	194,258	186,457
General and administrative	41,823	36,849	129,130	119,225
Contingent consideration	(8,600)	—	(8,600)	—
Impairment	7,800	—	7,800	—
Operating Earnings	163,189	143,149	476,909	420,192
Interest expense	1,391	1,542	4,536	8,555
Other (income) expense, net	(2,483)	(866)	(8,877)	(106)
Earnings Before Income Taxes	164,281	142,473	481,250	411,743
Income taxes	31,158	26,241	84,693	77,290
Net Earnings	$133,123	$116,232	$396,557	$334,453
Net Earnings per Common Share
Basic	$0.79	$0.69	$2.35	$1.97
Diluted	$0.77	$0.67	$2.30	$1.93
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Earnings	$133,123	$116,232	$396,557	$334,453
Components of other comprehensive income (loss)
Cumulative translation adjustment	(9,022)	(13,335)	506	(29,827)
Pension and postretirement medical liability adjustment	1,100	1,340	3,427	3,602
Income taxes - pension and postretirement medical liability adjustment	(252)	(312)	(760)	(826)
Other comprehensive income (loss)	(8,174)	(12,307)	3,173	(27,051)
Comprehensive Income	$124,949	$103,925	$399,730	$307,402
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 29, 2023	December 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$525,785	$339,196
Accounts receivable, less allowances of $4,900 and $7,000	352,505	346,010
Inventories	457,604	476,790
Other current assets	41,438	43,624
Total current assets	1,377,332	1,205,620
Property, Plant and Equipment, net	707,828	607,609
Goodwill	360,715	368,171
Other Intangible Assets, net	124,824	137,507
Operating Lease Assets	28,047	29,785
Deferred Income Taxes	40,014	57,090
Other Assets	36,157	33,118
Total Assets	$2,674,917	$2,438,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$29,043	$20,974
Trade accounts payable	75,249	84,218
Salaries and incentives	62,292	63,969
Dividends payable	39,715	39,963
Other current liabilities	189,589	190,793
Total current liabilities	395,888	399,917
Long-term Debt	—	75,000
Retirement Benefits and Deferred Compensation	61,361	61,672
Operating Lease Liabilities	18,996	21,057
Deferred Income Taxes	8,050	9,443
Other Non-current Liabilities	2,096	12,159
Shareholders’ Equity
Common stock	168,775	167,702
Additional paid-in-capital	859,307	784,477
Retained earnings	1,226,649	976,851
Accumulated other comprehensive income (loss)	(66,205)	(69,378)
Total shareholders’ equity	2,188,526	1,859,652
Total Liabilities and Shareholders’ Equity	$2,674,917	$2,438,900
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash Flows From Operating Activities
Net Earnings	$396,557	$334,453
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	54,179	48,223
Deferred income taxes	14,910	20,062
Share-based compensation	25,456	19,480
Contingent consideration	(8,600)	—
Impairment	7,800	—
Change in
Accounts receivable	(7,229)	(56,524)
Inventories	19,227	(86,455)
Trade accounts payable	(8,411)	8,456
Salaries and incentives	(2,993)	(20,841)
Retirement benefits and deferred compensation	2,955	473
Other accrued liabilities	(1,840)	411
Other	(641)	3,814
Net cash provided by operating activities	491,370	271,552
Cash Flows From Investing Activities
Property, plant and equipment additions	(145,626)	(147,193)
Acquisition of businesses, net of cash acquired	—	(25,296)
Other	(694)	(477)
Net cash used in investing activities	(146,320)	(172,966)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	9,125	4,110
Payments on long-term debt	(75,000)	(75,000)
Payments of debt issuance costs	(1,025)	—
Common stock issued	55,492	28,299
Common stock repurchased	(27,057)	(155,181)
Taxes paid related to net share settlement of equity awards	(1,225)	(1,219)
Cash dividends paid	(118,710)	(106,855)
Net cash provided (used) in financing activities	(158,400)	(305,846)
Effect of exchange rate changes on cash	(61)	(2,215)
Net increase (decrease) in cash and cash equivalents	186,589	(209,475)
Cash and Cash Equivalents
Beginning of year	339,196	624,302
End of period	$525,785	$414,827
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended September 29, 2023
Balance, June 30, 2023	$168,985	$850,900	$1,154,453	$(58,031)	$2,116,307
Shares issued	101	3,338	—	—	3,439
Shares repurchased	(311)	(1,459)	(21,184)	—	(22,954)
Stock compensation cost	—	6,528	—	—	6,528
Net earnings	—	—	133,123	—	133,123
Dividends declared ($0.2350 per share)	—	—	(39,743)	—	(39,743)
Other comprehensive income (loss)	—	—	—	(8,174)	(8,174)
Balance, September 29, 2023	$168,775	$859,307	$1,226,649	$(66,205)	$2,188,526

Nine Months Ended September 29, 2023
Balance, December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	1,500	52,767	—	—	54,267
Shares repurchased	(427)	(1,997)	(28,296)	—	(30,720)
Stock compensation cost	—	24,060	—	—	24,060
Net earnings	—	—	396,557	—	396,557
Dividends declared ($0.705 per share)	—	—	(118,463)	—	(118,463)
Other comprehensive income (loss)	—	—	—	3,173	3,173
Balance, September 29, 2023	$168,775	$859,307	$1,226,649	$(66,205)	$2,188,526

Three Months Ended September 30, 2022
Balance, July 1, 2022	$169,114	$770,209	$912,864	$(94,913)	$1,757,274
Shares issued	182	4,707	—	—	4,889
Shares repurchased	(773)	(3,369)	(43,126)	—	(47,268)
Stock compensation cost	—	5,047	—	—	5,047
Net earnings	—	—	116,232	—	116,232
Dividends declared ($0.210 per share)	—	—	(35,556)	—	(35,556)
Other comprehensive income (loss)	—	—	—	(12,307)	(12,307)
Balance, September 30, 2022	$168,523	$776,594	$950,414	$(107,220)	$1,788,311

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	689	26,392	—	—	27,081
Shares repurchased	(2,474)	(10,781)	(154,034)	—	(167,289)
Stock compensation cost	—	18,696	—	—	18,696
Restricted stock canceled (issued)	—	(1)	—	—	(1)
Net earnings	—	—	334,453	—	334,453
Dividends declared ($0.6300 per share)	—	—	(106,921)	—	(106,921)
Other comprehensive income (loss)	—	—	—	(27,051)	(27,051)
Balance, September 30, 2022	$168,523	$776,594	$950,414	$(107,220)	$1,788,311
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of September 29, 2023 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 29, 2023 and September 30, 2022, and cash flows for the nine months ended September 29, 2023 and September 30, 2022 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2023, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Contractor, Industrial and Process. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales
Contractor	$245,269	$264,086	$746,888	$764,417
Industrial	157,084	156,182	470,797	459,176
Process	137,319	125,376	411,277	364,883
Total	$539,672	$545,644	$1,628,962	$1,588,476
Operating Earnings
Contractor	$73,512	$65,123	$216,152	$192,314
Industrial	54,298	53,964	162,955	161,795
Process	43,001	30,638	127,186	89,183
Unallocated corporate (expense)	(8,422)	(6,576)	(30,184)	(23,100)
Contingent consideration	8,600	—	8,600	—
Impairment	(7,800)	—	(7,800)	—
Total	$163,189	$143,149	$476,909	$420,192

Assets by segment were as follows (in thousands):

	September 29, 2023	December 30, 2022
Contractor	$740,771	$752,729
Industrial	610,367	578,302
Process	573,028	564,539
Unallocated corporate	750,751	543,330
Total	$2,674,917	$2,438,900

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales (based on customer location)
United States	$288,610	$289,831	$879,552	$840,922
Other countries	251,062	255,813	749,410	747,554
Total	$539,672	$545,644	$1,628,962	$1,588,476

	September 29, 2023	December 30, 2022
Long-lived Assets
United States	$604,727	$532,401
Other countries	103,101	75,208
Total	$707,828	$607,609

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net earnings available to common shareholders	$133,123	$116,232	$396,557	$334,453
Weighted average shares outstanding for basic earnings per share	169,005	169,166	168,569	169,368
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,775	3,623	3,767	4,020
Weighted average shares outstanding for diluted earnings per share	172,780	172,789	172,336	173,388
Basic earnings per share	$0.79	$0.69	$2.35	$1.97
Diluted earnings per share	$0.77	$0.67	$2.30	$1.93

Anti-dilutive shares not included in diluted earnings per share computation	1,200	1,618	2,033	1,616

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2022	10,265	$44.40	7,793	$37.22
Granted	1,114	71.45
Exercised	(1,191)	30.89
Canceled	(82)	66.15
Outstanding, September 29, 2023	10,106	$48.79	7,439	$41.10

The Company recognized year-to-date share-based compensation of $25.5 million in 2023 and $17.9 million in 2022. As of September 29, 2023, there was $20.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Expected life in years	6.7	7.3
Interest rate	4.0%	1.9%
Volatility	26.3%	25.5%
Dividend yield	1.3%	1.2%
Weighted average fair value per share	$21.76	$19.06

Under the Company’s Employee Stock Purchase Plan, the Company issued 323,000 shares in 2023 and 316,000 shares in 2022. The fair value of the employees’ purchase rights under this plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Expected life in years	1.0	1.0
Interest rate	5.1%	0.9%
Volatility	26.4%	20.5%
Dividend yield	1.4%	1.2%
Weighted average fair value per share	$18.04	$16.01

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Pension Benefits
Service cost	$1,438	$2,053	$4,369	$6,187
Interest cost	3,632	2,745	11,207	8,249
Expected return on assets	(6,399)	(5,237)	(14,354)	(14,816)
Amortization and other	3,041	1,200	3,896	3,695
Net periodic benefit cost	$1,712	$761	$5,118	$3,315
Postretirement Medical
Service cost	$61	$129	$261	$387
Interest cost	454	209	874	629
Amortization	(280)	86	(100)	259
Net periodic benefit cost	$235	$424	$1,035	$1,275

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 29, 2023
Balance, June 30, 2023	$(37,915)	$(20,116)	$(58,031)
Other comprehensive income (loss) before reclassifications	—	(9,022)	(9,022)
Reclassified to pension cost and deferred tax	848	—	848
Balance, September 29, 2023	$(37,067)	$(29,138)	$(66,205)

Nine Months Ended September 29, 2023
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	—	506	506
Reclassified to pension cost and deferred tax	2,667	—	2,667
Balance, September 29, 2023	$(37,067)	$(29,138)	$(66,205)

Three Months Ended September 30, 2022
Balance, July 1, 2022	$(58,359)	$(36,554)	$(94,913)
Other comprehensive income (loss) before reclassifications	—	(13,335)	(13,335)
Reclassified to pension cost and deferred tax	1,028	—	1,028
Balance, September 30, 2022	$(57,331)	$(49,889)	$(107,220)

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	—	(29,827)	(29,827)
Reclassified to pension cost and deferred tax	2,776	—	2,776
Balance, September 30, 2022	$(57,331)	$(49,889)	$(107,220)

Amounts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable include trade receivables of $341 million and other receivables of $12 million as of September 29, 2023 and $334 million and $12 million of trade receivables and other receivables, respectively, as of December 30, 2022.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Balance, beginning	$4,199	$5,689	$6,130	$3,254
Additions charged to costs and expenses	366	16	646	3,262
Deductions from reserves (1)	(595)	11	(2,864)	(564)
Other additions (deductions) (2)	(88)	(216)	(30)	(452)
Balance, ending	$3,882	$5,500	$3,882	$5,500

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	September 29, 2023	December 30, 2022
Finished products and components	$233,224	$222,326
Products and components in various stages of completion	139,389	138,957
Raw materials and purchased components	215,668	248,636
Subtotal	588,281	609,919
Reduction to LIFO cost	(130,677)	(133,129)
Total	$457,604	$476,790

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 29, 2023
Cost	$197,417	$26,374	$1,300	$62,633	$287,724
Accumulated amortization	(130,424)	(19,751)	(503)	—	(150,678)
Foreign currency translation	(9,647)	(882)	—	(1,693)	(12,222)
Book value	$57,346	$5,741	$797	$60,940	$124,824
Weighted average life in years	13	9	6	N/A

As of December 30, 2022
Cost	$202,103	$26,374	$1,300	$62,633	$292,410
Accumulated amortization	(123,603)	(18,027)	(330)	—	(141,960)
Foreign currency translation	(10,060)	(894)	—	(1,989)	(12,943)
Book value	$68,440	$7,453	$970	$60,644	$137,507
Weighted average life in years	13	10	6	N/A

Amortization of intangibles for the third quarter was $4.4 million in 2023 and $4.8 million in 2022, and for the year to date was $13.2 million in 2023 and $14.1 million in 2022. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Thereafter
Estimated Amortization Expense	$4,166	$16,155	$15,739	$8,982	$6,358	$12,484

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 30, 2022	$77,034	$134,771	$156,366	$368,171
Impairment	—	—	(7,800)	(7,800)
Foreign currency translation	(122)	286	180	344
Balance, September 29, 2023	$76,912	$135,057	$148,746	$360,715

In the third quarter of 2023, the Company recognized a goodwill impairment related to the reorganization of a business acquired in 2020 that is not material to the consolidated financial statements.

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	September 29, 2023	December 30, 2022
Accrued self-insurance retentions	$9,395	$9,338
Accrued warranty and service liabilities	15,044	14,674
Accrued trade promotions	14,196	13,799
Payable for employee stock purchases	12,061	16,497
Customer advances and deferred revenue	60,332	50,747
Income taxes payable	13,891	15,987
Tax payable, other	8,816	9,614
Right of return refund liability	17,965	18,449
Operating lease liabilities, current	8,888	9,555
Other	29,001	32,133
Total	$189,589	$190,793

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 30, 2022	$14,674
Charged to expense	7,842
Margin on parts sales reversed	2,819
Reductions for claims settled	(10,291)
Balance, September 29, 2023	$15,044

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and nine months ended September 29, 2023, we recognized $6.7 million and $43.3 million, respectively, that was included in deferred revenue at December 30, 2022. During the three and nine months ended September 30, 2022, we recognized $11.2 million and $52.0 million, respectively, that was included in deferred revenue at December 31, 2021.

11.Debt

On May 23, 2023 and June 8, 2023, the Company executed amendments to its amended and restated credit agreement that amended, superseded and restated in its entirety the Company's existing credit agreement with U.S. Bank National Association, as administrative agent and a lender, and the other lenders that are parties thereto. The first amendment removed references to LIBOR for calculating rates and replaced them with SOFR and its equivalent benchmark rates such as EURIBOR, TIBOR and RFR loans.
The second amendment increased, from $500 million to $750 million, the amount of availability under an unsecured revolving credit facility, as well as increased, from $200 million to $375 million, the maximum amount of outstanding loans in currencies other than U.S. Dollars. The amendment also increased, from $250 million to $375 million, the amount by which the size of the credit facility may be increased upon exercise of an accordion feature. The accordion feature may be exercised by means of an increase in the revolving commitments or the addition of term loans.
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

12.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 29, 2023	December 30, 2022
Assets
Cash surrender value of life insurance	2	$20,207	$19,192
Forward exchange contracts	2	233	—
Total assets at fair value		$20,440	$19,192
Liabilities
Contingent consideration	3	$1,375	$14,914
Deferred compensation	2	6,325	5,842
Forward exchange contracts	2	—	520
Total liabilities at fair value		$7,700	$21,276

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

Contingent consideration liabilities represent the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of certain acquired businesses based on future revenues. In the third quarter of 2023, the Company recognized an $8.6 million gain from the reduction in fair value of contingent consideration related to the reorganization of a business acquired in 2020 that is not material to the consolidated financial statements. Contingent consideration liabilities were further reduced $4.9 million in 2023 by payments made to previous owners of those businesses.

Long-term notes payable with fixed interest rates had a carrying amount of $75 million and an estimated fair value of $75 million as of December 30, 2022. These notes were repaid as of July 12, 2023. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company continued to experience supply chain disruptions and the associated effects of inflation through the third quarter of 2023; however, the impact was not as significant as compared to the same period in the prior year. Pricing actions implemented have generally mitigated the effects of increased costs and expenses. The Company expects isolated supply chain disruptions and an overall inflationary environment to continue through the remainder of 2023.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 29, 2023	Sep 30, 2022	% Change	Sep 29, 2023	Sep 30, 2022	% Change
Net Sales	$539.7	$545.6	(1)%	$1,629.0	$1,588.5	3%
Operating Earnings	163.2	143.1	14%	476.9	420.2	13%
Operating Earnings, adjusted (1)	162.4	143.1	13%	476.1	420.2	13%
Net Earnings	133.1	116.2	15%	396.6	334.5	19%
Net Earnings, adjusted (1)	131.5	114.8	15%	386.9	331.3	17%
Diluted Net Earnings per Common Share	$0.77	$0.67	15%	$2.30	$1.93	19%
Diluted Net Earnings per Common Share, adjusted (1)	$0.76	$0.66	15%	$2.24	$1.91	17%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Net sales decreased 1 percent for the quarter from the comparable period last year. Sales growth in the Process segment was more than offset by a decline in sales in the Contractor segment. Sales were flat in the Americas and decreased in EMEA and Asia Pacific. Changes in currency translation rates increased sales and net earnings by approximately $5 million and $2 million, respectively, for the quarter.
Gross profit margin rate for the quarter was 5 percentage points higher than the comparable period last year due to realized pricing and lower product costs.
Total operating expenses increased 3 percent and increased as a percentage of net sales by 1 percentage point.

Excluding the impacts of contingent consideration fair value adjustments, impairment charges and excess tax benefits related to stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP measurements of adjusted operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating earnings, as reported	$163.2	$143.1	$476.9	$420.2
Contingent consideration	(8.6)	—	(8.6)	—
Impairment	7.8	—	7.8	—
Operating earnings, adjusted	$162.4	$143.1	$476.1	$420.2

Earnings before income taxes	$164.3	$142.4	$481.3	$411.8
Contingent consideration	(8.6)	—	(8.6)	—
Impairment	7.8	—	7.8	—
Earnings before income taxes, adjusted	$163.5	$142.4	$480.5	$411.8

Income taxes, as reported	$31.2	$26.2	$84.7	$77.3
Excess tax benefit from option exercises	0.8	1.4	8.9	3.2
Income taxes, adjusted	$32.0	$27.6	$93.6	$80.5

Effective income tax rate
As reported	19.0%	18.4%	17.6%	18.8%
Adjusted	19.6%	19.4%	19.5%	19.6%

Net Earnings, as reported	$133.1	$116.2	$396.6	$334.5
Contingent consideration	(8.6)	—	(8.6)	—
Impairment	7.8	—	7.8	—
Excess tax benefit from option exercises	(0.8)	(1.4)	(8.9)	(3.2)
Net Earnings, adjusted	$131.5	$114.8	$386.9	$331.3

Weighted Average Diluted Shares	172.8	172.8	172.3	173.4
Diluted Earnings per Share
As reported	$0.77	$0.67	$2.30	$1.93
Adjusted	$0.76	$0.66	$2.24	$1.91

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	47.3	52.2	47.1	50.6
Gross Profit	52.7	47.8	52.9	49.4
Product development	3.7	3.6	3.8	3.7
Selling, marketing and distribution	11.2	11.3	11.9	11.7
General and administrative	7.7	6.8	7.9	7.5
Contingent consideration	(1.6)	—	(0.5)	—
Impairment	1.5	—	0.5	—
Operating Earnings	30.2	26.2	29.3	26.5
Interest expense	0.3	0.3	0.3	0.5
Other (income) expense, net	(0.5)	(0.2)	(0.5)	—
Earnings Before Income Taxes	30.4	26.1	29.5	25.9
Income taxes	5.7	4.8	5.2	4.9
Net Earnings	24.7%	21.3%	24.3%	21.1%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Americas(1)	$332.7	$333.4	$1,010.5	$964.8
EMEA(2)	107.1	111.3	331.7	325.8
Asia Pacific	99.9	100.9	286.8	297.9
Consolidated	$539.7	$545.6	$1,629.0	$1,588.5
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	0%	0%	0%	0%	5%	0%	0%	5%
EMEA	(10)%	0%	6%	(4)%	0%	0%	2%	2%
Asia Pacific	2%	0%	(3)%	(1)%	0%	0%	(4)%	(4)%
Consolidated	(2)%	0%	1%	(1)%	3%	0%	0%	3%

Gross Profit

Gross profit margin rates for the quarter and year to date increased from the comparable periods last year mainly due to realized pricing. The impact of lower product costs further increased the gross profit margin rate in the quarter from the comparable period last year.

Operating Expenses

Total operating expenses for the quarter and year to date included a non-cash goodwill impairment charge of $8 million and a $9 million gain from the reduction in fair value of contingent consideration related to the reorganization of a business acquired in 2020. Excluding these items, total operating expenses increased $4 million (4 percent) for the quarter and $21 million (6 percent) for the year to date from the comparable periods last year due to volume and rate-related increases and incremental share-based compensation.

Interest and Other (Income) Expense

Interest expense was flat for the quarter and decreased $4 million for the year to date as private placement debt was repaid in the first quarter last year and in the third quarter of the current year. Other non-operating income increased $2 million for the quarter and $9 million for the year to date mostly due to increased interest income.
Income Taxes

The effective income tax rate increased 1 percentage point to 19 percent for the quarter and decreased 1 percentage point to 18 percent for the year to date from the comparable periods last year due to variations in excess tax benefits from stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales
Americas	$185.7	$196.7	$558.2	$566.9
EMEA	41.2	46.6	131.8	132.8
Asia Pacific	18.4	20.8	56.9	64.7
Total	$245.3	$264.1	$746.9	$764.4
Operating earnings as a percentage of net sales	30%	25%	29%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(5)%	0%	(1)%	(6)%	(1)%	0%	(1)%	(2)%
EMEA	(17)%	0%	6%	(11)%	(2)%	0%	1%	(1)%
Asia Pacific	(9)%	0%	(3)%	(12)%	(8)%	0%	(4)%	(12)%
Segment Total	(8)%	0%	1%	(7)%	(2)%	0%	0%	(2)%

Contractor segment sales decreased for the quarter and year to date as favorable response to new product offerings and improved product availability were unable to offset reduced demand from slower economic activity in worldwide construction markets. Strong realized pricing and lower product costs drove the operating margin rate for this segment 5 percentage points higher for the quarter. Realized pricing offset higher product costs and drove an increase of 4 percentage points in the operating margin rate for the year to date.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales
Americas	$61.5	$60.1	$190.5	$175.9
EMEA	46.2	48.1	143.4	141.6
Asia Pacific	49.4	47.9	136.9	141.7
Total	$157.1	$156.1	$470.8	$459.2
Operating earnings as a percentage of net sales	35%	35%	35%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	1%	0%	1%	2%	8%	0%	0%	8%
EMEA	(11)%	0%	7%	(4)%	0%	0%	1%	1%
Asia Pacific	6%	0%	(3)%	3%	1%	0%	(4)%	(3)%
Segment Total	(1)%	0%	2%	1%	3%	0%	0%	3%

Industrial segment sales increased 1 percent for the quarter as improved project activity in Asia Pacific was mostly offset by declines in finishing system sales in EMEA. Underlying end market strength in the Americas drove Industrial segment sales higher for the year to date. The operating margin rate for this segment was flat for the quarter and year to date.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net Sales
Americas	$85.5	$76.6	$261.7	$222.0
EMEA	19.7	16.6	56.5	51.4
Asia Pacific	32.1	32.2	93.1	91.5
Total	$137.3	$125.4	$411.3	$364.9
Operating earnings as a percentage of net sales	31%	24%	31%	24%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	12%	0%	0%	12%	17%	1%	0%	18%
EMEA	14%	0%	4%	18%	9%	0%	1%	10%
Asia Pacific	2%	0%	(2)%	0%	4%	0%	(2)%	2%
Segment Total	9%	0%	1%	10%	13%	1%	(1)%	13%

Process segment sales increased double digits for the quarter and year to date, although the rate of growth slowed in the third quarter. The operating margin rate for this segment increased 7 percentage points for both the quarter and year to date from the comparable periods last year primarily due to price realization and expense leverage.

Liquidity and Capital Resources

Net cash provided by operating activities of $491 million for the first nine months of 2023 increased $220 million from the comparable period in 2022, mostly driven by higher net earnings, decreased inventory purchases and lower accounts receivable due to continued cash collections. Inventory purchases were lower for the first nine months of 2023 compared to the same period last year as logistical and production constraints from disruptions in the supply chain improved. Significant uses of cash in 2023 included plant and equipment additions of $146 million, dividend payments of $119 million and long-term debt payments of $75 million. Net proceeds from shares issued in 2023 totaled $54 million, which were partially offset by share repurchases of $27 million.

For the first nine months of 2022, significant uses of cash included share repurchases of $155 million, plant and equipment additions of $147 million, long-term debt payments of $75 million, dividend payments of $107 million, and $25 million to acquire businesses that were not material to the consolidated financial statements. Proceeds from shares issued in 2022 totaled $27 million.

As of September 29, 2023, the Company had available liquidity of $1,305 million, including cash and cash equivalents of $526 million, of which $267 million was held outside of the U.S., and available credit under existing committed credit facilities of $779 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2023 are expected to be approximately $200 million, including $130 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook
The Company's results reflect underlying business trends that were in line with expectations of revenue growth for the full year of low single-digits on an organic, constant currency basis.

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

Future results could differ materially from those expressed due to the impact of changes in various factors. These risk factors include, but are not limited to: the impact of the COVID-19 pandemic on our business; Russia's invasion of Ukraine, and the sanctions and actions taken against Russia and Belarus in response to the invasion; economic conditions in the United States and other major world economies; our Company’s growth strategies, which include making acquisitions, investing in new products, expanding geographically and targeting new industries; changes in currency translation rates; the ability to meet our customers’ needs and changes in product demand; supply interruptions or delays; security breaches; new entrants who copy our products or infringe on our intellectual property; risks incident to conducting business internationally; catastrophic events; changes in laws and regulations; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; the possibility of asset impairments if acquired businesses do not meet performance expectations; political instability; results of and costs associated with litigation, administrative proceedings and regulatory reviews incident to our business; our ability to attract, develop and retain qualified personnel; the possibility of decline in purchases from a few large customers of the Contractor segment; variations in activity in the construction, automotive, electronics, aerospace, semiconductor, and agriculture and construction equipment industries; and the impact of declines in interest rates, asset values and investment returns on pension costs and required pension contributions. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2022 and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
July 1, 2023 - July 28, 2023	—	$—	—	14,856,080
July 29, 2023 - August 25, 2023	11,500	$74.98	—	14,844,580
August 26, 2023 - September 29, 2023	300,279	$73.57	—	14,544,301

Item 5.Other Information

During the three months ended September 29, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 25, 2023.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 25, 2023	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2023	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 25, 2023	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Executive Vice President, Corporate Controller
(Principal Accounting Officer)