Form 10-K
period 2023-12-29
GRACO INC
filed 2024-02-20
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 29, 2023, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the transition period from                      to                     .
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 168,985,091 shares of common stock held by non-affiliates of the registrant was $14,591,862,608 as of June 30, 2023.
168,178,661 shares of common stock were outstanding as of January 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2024, are incorporated by reference into Part III, as specifically set forth in said Part III.

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

We also make targeted acquisitions to broaden our product offerings, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. We completed business acquisitions in 2022 and 2021 that were not material to our consolidated financial statements.

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

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. For 2023, sales in the Americas represented approximately 61 percent of our Company’s total sales. Sales in EMEA represented approximately 21 percent and sales in Asia Pacific represented approximately 18 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

Manufacturing and Distribution

We manufacture a majority of our products in the United States (“U.S.”). We also manufacture products in Switzerland (Industrial segment), Italy (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (“P.R.C.”, or "China") (all segments), Belgium (all segments) and Romania (Industrial segment). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

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

Outside of the U.S., our subsidiaries located in Australia, Belgium, Spain, Japan, Italy, Korea, India, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium, St. Gallen, Switzerland, and Shanghai, P.R.C. reinforce our commitment to those regions.

Our manufacturing capacity is sufficient for current business demand levels. In 2023, we completed an expansion of our Sioux Falls, South Dakota manufacturing facility and the construction of a new manufacturing facility in Sibiu, Romania. We also took possession of our newly constructed worldwide distribution center in Dayton, Minnesota, which we anticipate will first be operational later in 2024. In addition, in 2023, we continued construction of a new facility in St. Gallen, Switzerland that will contain manufacturing operations for our Powder division, as well as began an expansion of our Anoka, Minnesota facility. The completion of these projects, which we expect to occur in 2024, represents the culmination of a period of significant investment in expansion and modernization of our key manufacturing and distribution facilities. Following completion of these projects, production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka, Dayton and Rogers, Minnesota; North Canton, Ohio; St. Gallen, Switzerland; Barcelona, Spain; Aachen, Germany; Suzhou, Shanghai and Dongguan City, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; and Kamas, Utah. The product development and engineering groups focus on new product design, product improvements, and new applications for existing products and technologies for their specific customer base. We continue to enhance our product capabilities with particular emphasis on automation and configurability, easier integration with end-user customer manufacturing and business systems, and increased focus on data and analytics. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products and enhance their ability to manage products and efficiency and support their sustainability initiatives.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $83 million in 2023, $80 million in 2022 and $80 million in 2021. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

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

Contractor Segment

The Contractor segment represented approximately 45 percent of our total sales in 2023. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors.

This segment also manufactures two-component proportioning systems that are used to spray polyurethane foam ("spray foam") and polyurea coatings. Spray foam is commonly used for insulating building walls, roofs, water heaters, refrigerators, hot tubs and other items. Polyurea coatings are applied on storage tanks, pipes, roofs, truck beds, concrete and other items. We offer a complete line of pumps and proportioning equipment that sprays specialty coatings on a variety of surfaces for protection and fireproofing.

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

Industrial Segment

The Industrial segment represented approximately 30 percent of our total sales in 2023. It includes the Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, including Electro or e-mobility, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs. A majority of this segment's business is outside of North America.

Most Industrial segment equipment is sold worldwide through specialized third-party distributors, integrators, design centers, original equipment manufacturers and material suppliers. Some products are sold directly to end users and may include design and installation to specific customer requirements. We work with material suppliers to develop or adapt our equipment for use with specialized or hard-to-handle materials. Distributors promote and sell the equipment, hold inventory, provide product application expertise and offer on-site service, technical support and integration capabilities. Integrators implement large individual installations in manufacturing plants where products and services from a number of different manufacturers are aggregated into a single system. Design centers engineer systems for their customers using our products. Original equipment manufacturers incorporate our Industrial segment products into systems and assemblies that they then supply to their customers.

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

Process Segment

The Process segment represented approximately 25 percent of our total sales in 2023. It includes the Process and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semiconductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

Raw Materials

The primary materials and components in our products are steel of various alloys, sizes and hardness; specialty stainless steel and aluminum bar stock, tubing and castings; tungsten carbide; electric and gas motors; injection molded plastics; sheet metal; forgings; powdered metal; hoses; electronic components and high-performance plastics, such as polytetrafluoroethylene ("PTFE"). The materials and components that we use are generally available through multiple sources of supply. To manage cost, we source significant amounts of materials and components from outside the U.S., primarily in the Asia Pacific region.

In 2023, the Company's supply chain stabilized, and the associated effects of inflation largely subsided. While the Company experienced isolated supply chain disruptions in 2023, the impact was not as significant as compared to previous years in 2022 and 2021. We are generally able to find alternative suppliers to source raw materials and components for our products in the event of isolated disruptions.

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

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has multiple competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability, and these companies may offer competitive products at lower prices. We refresh our product line and continue development of our distribution channel to stay competitive. We also face competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. As this type of unfair competition grows or evolves, we may have to increase our intellectual property and unfair competition enforcement activities.

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 29, 2023.

Human Capital Resources

As of December 29, 2023, we employed approximately 4,000 persons. Of this total, approximately 1,400 were employees based outside of the U.S., and 1,300 were hourly factory workers in the U.S. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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

Health, Wellness & Safety

The personal health, wellness and safety of each of our employees is of primary importance. The prevention of occupationally induced injuries and illnesses is given precedence over operating productivity. Our Health, Wellness and Safety program is designed to increase engagement, reduce absenteeism due to illness or injury, provide healthier lifestyle choices, and reduce health risk factors for our employees.

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
As of December 29, 2023, our executive officers responsible for setting overall strategy averaged nearly 21 years of tenure with us. Tenure of all employees averaged nearly 10 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

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

The demand for our products depends, in part, on the general economic conditions of the industries, geographies or economies in which our customers operate. An economic downturn, recession, depression, sustained inflationary pressures or financial market turmoil may depress demand for our equipment in all or some major geographies and markets. Economic uncertainty and volatility in various geographies and industries in which we conduct business may adversely affect our net sales and earnings. If our distributors and original equipment manufacturers are unable to, or have a diminished ability to, purchase our products because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected.

An economic downturn may have an adverse effect on our results of operations and financial condition and affect our ability to satisfy the financial covenants in the terms of our financing arrangements. We cannot predict the timing, severity or duration of any such downturn, or the timing of any recovery.

Currency - Changes in currency translation rates could adversely impact our revenue, earnings and the valuation of assets denominated in foreign currencies.

A significant number of routine transactions to which we are a party are conducted in foreign currencies. Changes and volatility in exchange rates have impacted, and in the future may impact, our sales, cost of materials and earnings and the valuation of assets denominated in foreign currencies. A majority of our manufacturing and cost structure is based in the U.S. In addition, decreased value of local currency may make it difficult for some of our distributors and end users to purchase our products. A significant fluctuation in exchange rates may negatively impact our financial condition and results of operations.

Russian Invasion of Ukraine and Political Instability – Russia’s invasion of Ukraine, and the sanctions and actions taken against Russia and Belarus in response to the invasion, has adversely impacted our business and may continue to do so. Uncertainty surrounding political leadership, as well as geopolitical unrest, could cause economic conditions in the U.S. or abroad to deteriorate, which could limit our growth opportunities and otherwise harm our business.

The Russian invasion of Ukraine in 2022 and the resulting sanctions and actions taken against Russia and Belarus by the U.S., the United Kingdom, the European Union, Switzerland and others considerably restricted our ability to sell certain products in Russia and Belarus. As a consequence, beginning in 2022, we indefinitely suspended sales into Russia and Belarus, which continued throughout the entirety of 2023 and into 2024. We expect our ability to sell certain products in Russia and Belarus to continue to be restricted for the foreseeable future. While our sales into Russia and Belarus prior to 2022 were not material to our overall business, a significant escalation or expansion of the conflict beyond its current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition, and could exacerbate other risks discussed in this report. Such risks include, but are not limited to: an increase in the frequency and severity of cybersecurity threats against us and the parties with whom we do business; unfavorable changes in exchange rates; further shortages, delivery delays and price inflation in a wide variety of raw materials and components; widespread reductions in end-user demand; and increased logistical challenges.

Domestic political instability, including government shut downs, may limit our ability to grow our business. International political instability (including tensions between the U.S. and the countries in which we conduct business, rumors or threats of war, terrorism and other hostilities, and geopolitical activity or trade disruptions, such as those caused by the Russia-Ukraine and Israel-Hamas conflicts, or any conflict or threatened conflict between China and Taiwan) may cause economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown, prevent us or our customers from expanding into certain geographies or limit our ability to grow our business. Civil disturbances may harm our business.

Interest Rate Fluctuations and Credit Markets – Declines in interest rates, asset values and investment returns could increase our pension costs and required pension contributions. Increases in interest rates, or the reduced availability of credit due to instability in the financial markets, could limit our ability to pursue growth initiatives and our customers’ ability to invest in their businesses, which could adversely impact demand for our products.

The Company sponsors a qualified defined benefit pension plan for certain U.S. employees and retirees of the Company. The pension plan is funded with trust assets invested in a diversified portfolio of equity, fixed income and other investments. Declines in interest rates, the market value of plan assets, and investment returns could significantly increase our future estimated pension liabilities, net periodic pension costs and pension contribution requirements and, as a result, adversely affect our results of operations and financial condition.

While we believe our current cash position is strong and will enable us to fund many of our foreseeable growth initiatives, including acquisitions and capital investments, rising interest rates or reduced access to debt financing could impact our ability to pursue these initiatives. Reduced credit availability or a higher cost of capital may also limit the ability of end users of our products to invest in their businesses, which could depress demand for our equipment in all or some major geographies and markets.

Operational Risks

Global Sourcing - Risks associated with foreign sourcing, supply interruption, delays in raw material or component delivery, supply shortages and counterfeit components may adversely affect our production or profitability.

While we manufacture many of our parts and product components in the U.S., we source certain of our materials and components from suppliers outside the U.S., and from suppliers within the U.S. who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. The availability and prices for raw materials, parts and components may be curtailed for a variety of reasons. Our suppliers may allocate the supply of certain raw materials, parts or components to other purchasers. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of raw materials and components have impacted and may continue to impact the manufacturing costs of our products and affect our profitability.

Geopolitical instability (including in Europe and the Middle East), protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts of limited availability or no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises, political or other factors. Raw materials may become limited in availability from certain regions. Port labor issues may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products. While many of our raw materials, parts and components are generally commercially available from a number of sources, some of them are sourced from single suppliers, which has limited, and could continue to limit, their availability when those suppliers are unable or unwilling to meet our production requirements and we are unable to timely source such items from an alternative supplier. In addition, we source some of our materials, parts and components from suppliers located in China. As such, we are exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, geopolitical risks, government-mandated facility closures in China due to public health matters or other causes. Shortages, delivery delays and price inflation in a wide variety of raw materials and components (including but not limited to electronic components, castings, engines and motors) and logistical challenges (including but not limited to increased freight costs, shipping container shortages, trucking shortages, ocean, railway and air freight capacity constraints, labor shortages and port delays) have adversely affected production and profitability and may continue to adversely affect production and profitability.

Information Systems - Interruption of or intrusion into information systems may impact our business.

We rely on information systems and networks to conduct and support our business. Some of these systems and networks are managed, hosted and provided by third parties. We use these systems and networks to record, process, summarize, transmit and store electronic information, and to manage or support our business processes and activities. We have implemented measures and incurred costs intended to secure our information systems and networks and prevent unauthorized access to or loss of sensitive data by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems. However, these measures may not be effective against all eventualities, and there is a possibility that our information systems, networks, and those of our third-party service providers may be exposed to risks, including unauthorized access, operational errors, fraudulent activities, system failures, poor password management, and other potential irregularities. Our employees, customers and others may be the subject of social engineering attacks and induced to disclose confidential, proprietary or other sensitive information, including their network credentials, to cybercriminals, who may then gain access to our and our customers’ information, data and information technology systems. Cybersecurity threats are increasing in frequency, sophistication and severity. We have experienced and expect to continue to experience cybersecurity threats and attacks on our systems and networks and those of our third-party service providers. To date, none of the cybersecurity threats and attacks we have experienced have had a material adverse impact on our operations, business or financial condition.

The tactics and capabilities of cybercriminals are growing increasingly sophisticated, and it is virtually impossible for any organization, including us, to completely eliminate the risk of cyberattacks. Security breaches or intrusion into our information systems or networks or the information systems or networks of the third parties with whom we do business pose a risk to the confidentiality, availability and integrity of our data and of our customers, suppliers and employees, and could lead to any one or more of the following: the compromising of confidential information; manipulation, unauthorized use, theft or destruction of data; product defects or malfunctions; production downtimes and operations disruptions; litigation; regulatory action; reputational harm, including loss of confidence by our customers, suppliers and employees in our ability to adequately protect their information; fines; ransoms; and other costs and adverse consequences. As a manufacturer, our operating technology assets and systems are susceptible to disruption through cyberattacks. We anticipate that meaningful investments in our operating technology infrastructure will be necessary as we continue to assess our operating technology posture and respond to the increasingly-pronounced risks posed by third-party cyber actors. The occurrence of a security breach or an intrusion into an information system or a network, or the breakdown, interruption in or inadequate upgrading or maintenance of our information processing software, hardware or networks or the internet, may adversely affect our business, reputation, results of operations and financial condition. We do not currently maintain specific cyber insurance coverage. Any insurance coverage we do have may be inadequate to compensate us for losses arising from any security breach or cybersecurity incident, and may in the future not be available to us on economically reasonable terms, or at all.

The laws, regulations and customer-imposed controls governing cybersecurity and privacy continue to evolve and are becoming increasingly complex. We will be required to commit significant resources to keep pace with continued changes in information technology processes, legal, regulatory and customer requirements, and the increased frequency and severity of cyberattacks and the sophistication of the methods used by those who perpetrate them. There can be no assurance that our efforts will be successful. In addition, we are subject to new cybersecurity disclosure rules, and we may face increased costs and be required to incur significant costs in the event of an actual or perceived cybersecurity incident and to comply with these rules.

Intellectual Property - Demand for our products may be affected by new entrants who copy our products or infringe on our intellectual property. Competitors may allege that our products infringe the intellectual property of others.

From time to time, we have been faced with instances where competitors have infringed or unfairly used our intellectual property or taken advantage of our design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors who attempt to copy our products are prevalent in Asia, and they are increasingly offering their low-cost copies outside of Asia, including in Europe and North America. While we believe these copies oftentimes are of inferior quality to our products and lack much of the technology and many of the features inherent in our products, if we are unable to effectively meet these challenges, they could adversely affect our revenues and profits and hamper our ability to grow. Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license (if available) on terms that are not favorable to us. Regardless of whether infringement claims against us are successful, defending against such claims could significantly increase our costs, divert management’s time and attention away from other business matters, and otherwise adversely affect our results of operations and financial condition.

Generative Artificial Intelligence ("AI") – Use of generative AI technologies in the conduct of our business could result in the unintentional loss of confidential or proprietary information and have other adverse impacts on us.

While we believe the development and adoption of generative AI technologies are in their early stages, the increased use of these technologies in the conduct of our business poses risks which, if they materialize, could adversely impact our business, financial condition, results of operation and reputation. The employment of generative AI tools creates opportunities for the potential loss or misuse of personal data, the inadvertent dissemination of our confidential or proprietary information, or the unintentional use of third parties’ intellectual property. In addition, the content, analyses, recommendations or other output that generative AI tools produce could be deficient, inaccurate or biased or be based on flawed or insufficient datasets.

Foreign Operations - Conducting business internationally exposes our Company to risks that could harm our business.

In 2023, approximately 47 percent of our sales were generated by customers located outside the U.S. Operations and sales outside of the U.S. expose us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); trade disruptions arising out of geopolitical activity (such as those caused by the Russia-Ukraine and Israel-Hamas conflicts, or any conflict or threatened conflict between China and Taiwan); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

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

Public health crises, such as an epidemic or pandemic, could have a material and adverse effect on our business, results of operations and financial condition.

A significant public health crisis, and any associated governmental, business and societal responses, could have an adverse effect on our operations, employees, supply chains, distribution channels, and end-user customers. Any such public health crisis could have negative impacts similar to those we experienced during the recent COVID-19 pandemic, including: employees being infected by, or exposed to, the virus; adverse impacts on the efficiency and productivity of our workforce and our operations; adverse impacts on our ability to manufacture products and provide related services in a timely manner; supply chain disruptions, including increased costs of raw materials and components, and delays, shortages and difficulties in sourcing raw materials and components; volatility in demand for certain of our products; inability to meet end-user customer demand; distribution and logistics challenges, including increased freight costs, reduced freight capacity, and shipping delays; restrictions on our employees’ ability to meet customers in person and the cancellation, postponement and reformatting of trade shows, industry events and product demonstrations, which impacted our selling activities and our ability to convert those activities into actual sales; and a significant investment of time, energy and resources by management in mitigating the effects of the pandemic on our employees and our business and complying with existing, new or modified governmental rules, regulations, standards and mandates. We could experience similar or additional, and potentially more significant, adverse effects on our business, results of operations and financial condition as a result of any future pandemic. The extent to which a public health crisis impacts us will depend on numerous factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus and new variants of the virus; the duration and scope of the pandemic; the efficacy, distribution and adoption rate of vaccines and therapeutic treatments; infection rates in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, societal, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs; our ability to sell our products and services and provide product support; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after a public health crisis subsides, we may continue to experience adverse effects to our business as a result of ongoing or new economic impacts. A public health crisis, including a pandemic, could also exacerbate or trigger other risks discussed in this report, any of which could have a material and adverse effect on our business, results of operations and financial condition.

Strategic Risks

Growth Strategies and Acquisitions - Our growth strategies may not provide the return on investment desired if we are not successful in implementation of these strategies.

Making acquisitions, investing in new products, expanding geographically and targeting new industries are among our growth strategies. We may not obtain the return on investment desired if we are not successful in implementing these growth strategies. The success of our acquisition strategy depends on our ability to successfully identify and properly value suitable acquisition candidates, negotiate appropriate acquisition terms, obtain financing at a reasonable cost, prevail against competing acquirers, complete the acquisitions and integrate or add the acquired businesses into our existing businesses or corporate structure. There is significant competition for quality acquisition opportunities, and there is no assurance that we will be successful in securing those opportunities, particularly in situations where other interested acquirers with greater resources than ours are involved. Once successfully integrated into our existing businesses or added to our corporate structure, an acquired business may not perform as planned, be accretive to earnings, generate positive cash flows, provide an acceptable return on investment or otherwise be beneficial to us. We may not realize projected efficiencies and cost-savings from the businesses we acquire. We cannot predict how customers, competitors, suppliers, distributors and employees will react to the acquisitions that we make. Acquisitions may result in the assumption of undisclosed or contingent liabilities, the incurrence of increased indebtedness and expenses, and the diversion of management’s time and attention away from other business matters, any of which may have an adverse effect on our business, results of operations and financial condition. We make significant investments in developing products that have innovative features and differentiated technology in their industries and in niche markets. We are adding to the geographies in which we do business with third-party distributors. We cannot predict whether and when we will be able to realize the expected financial results and accretive effect of the acquisitions that we close, the new products that we develop and the channel expansions that we make.

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

Competition - Our success depends upon our ability to develop or acquire, and market and sell, new products that meet our customers’ evolving needs and desires, and anticipate industry and market changes.

Our profitability will be affected if we do not develop or acquire new products and technologies that meet our customers’ evolving needs and desires. Our ability to develop or acquire, and market and sell, products that meet our customers’ needs and desires depends upon a number of factors, including anticipating the features and products that our customers will need or want in the future, successfully implementing our acquisition strategies, identifying and entering into new markets, training our distributors, and anticipating market trends. Changes in industries and markets that we serve, including consolidation of competitors, distributors and customers, could affect our success. Changes in the competitive landscape, increases in the market reach of competitors, and improvements in the quality of competitive products could also affect our success. Price competition and competitor strategies could negatively impact our growth and have an adverse impact on our results of operations.

Major Customers - Our Contractor segment depends on a few large customers for a significant portion of its sales. Significant declines in the level of purchases by these customers could reduce our sales and impact segment profitability.

Our Contractor segment, which is our largest reporting segment by sales, derives a significant amount of revenue from a few large channel partners. Substantial decreases in purchases by these customers, difficulty in collecting amounts due or the loss of their business would adversely affect the profitability of this segment. The business of these customers is dependent upon prevailing levels of residential, commercial, industrial and institutional building and remodeling activities. If these activities decline, the business of our customers could be adversely affected and their purchases of our equipment could decrease which could have an adverse impact on our results of operations.

Cyclical Industries - Our success may be affected by variations in the construction, automotive, electronics, aerospace, semiconductor, and agriculture and construction equipment industries.

A substantial portion of our revenues is attributable to sales to customers in cyclical industries. Downturns in these industries could result in a deterioration of our customers’ businesses and, in turn, a reduced demand for some of our products. Our business may be affected by fluctuations in residential, commercial, industrial and institutional building and remodeling activities. Changes in construction materials and techniques may also impact our business. Our business may also be affected by fluctuations of activity in the automotive, electronics, aerospace, semiconductor, and agriculture and construction equipment industries.

Legal, Regulatory and Compliance Risks

Laws and Regulations - Changes in laws and regulations, and the imposition of new or additional laws and regulations, may impact how we can do business and the cost of doing business around the world.

We are subject to many laws and regulations in the jurisdictions where we operate, and as the nature and geographic scope of our business grows and expands, we may become subject to additional laws and regulations previously inapplicable to our business. Changes to laws and regulations to which we are currently subject, exposure to additional laws and regulations previously inapplicable to our business, and the imposition of new laws and regulations increase our cost of doing business, may affect the manner in which our products will be produced or delivered, may affect the locations and facilities from which we conduct business, and may impact our long-term ability to provide returns to our shareholders.

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

ESG Expectations and Requirements – Expectations and requirements relating to environmental, social and governance ("ESG") matters may increase our cost of doing business and expose us to reputational harm and potential liability.

Many regulators, investors, employees, vendors, customers, community members and other stakeholders are increasingly focused on ESG matters such as climate change, greenhouse gas emissions, human capital, and diversity, equity and inclusion. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to devote more resources, and incur additional costs, to control, assess and report on ESG metrics. We may make public statements about various ESG-related matters and initiatives from time to time, including on our website, in our press releases, in our ESG report, and in other communications. Addressing stakeholder expectations and regulatory requirements relating to ESG matters requires an investment of time, money and other resources, any or all of which may increase our cost of doing business. In addition, as investor and other stakeholder expectations relating to ESG matters change and evolve over time, any failure or perceived failure by us to adequately address those expectations may damage our reputation and adversely affect our business and results of operations. Similarly, any public statements we make about ESG-related matters and initiatives may result in legal and regulatory proceedings against us which could adversely affect our business and results of operations.

Anti-Corruption and Trade Laws - We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

As a global manufacturer, we are subject to a variety of complex and stringent laws and regulations related to bribery, corruption and trade. The continued geographic expansion of our business increases our exposure to, and cost of complying with, these laws and regulations. Changes in export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to our compliance programs and increase compliance costs. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-bribery, anti-corruption or trade laws and regulations, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

Tax Rates and New Tax Legislation - Changes in tax rates or the adoption of new tax legislation may affect our results of operations, cash flows and financial condition.

The Company is subject to taxes in the U.S. and a number of foreign jurisdictions where it conducts business. The Company’s effective tax rate has been and may continue to be affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, such as the 15% global minimum tax under the Organization for Economic Cooperation and Development ("OECD") Pillar Two, Global Anti-Base Erosion Rules. In addition, the U.S. government could adopt changes to international trade agreements, tariffs, taxes and other related regulations. If the Company’s effective tax rate were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s results of operations, cash flows and financial condition could be adversely affected.

Legal Proceedings - Costs associated with claims, litigation, administrative proceedings and regulatory reviews, and potentially adverse outcomes, may affect our profitability.

The nature of our business, including the equipment we develop, manufacture and sell, or have in the past developed, manufactured and sold, exposes us to the risk of product liability, warranty and tort (including toxic tort), commercial and employment-related claims, demands and litigation. As we grow, we are at an increased risk of being a target in matters related to the assertion of claims and demands, litigation, administrative proceedings and regulatory reviews. We may also need to pursue claims or litigation to protect our interests. The cost of pursuing, defending and insuring against such matters is increasing, particularly in the U.S. A claim against us could cause us to incur substantial and unexpected costs and affect customer confidence in our products, which may adversely affect our profitability. Further, due to adverse changes in costs to insure against such matters, we have increased our self-insured retention and deductibles and procured lower coverage limits under certain policies, which may increase our risk exposure for certain types of claims and adversely affect our profitability if we are ultimately held responsible for such claims. In some cases, our insurers may have the right to compel us to settle litigation we are defending and make a payment in connection with the settlement, even where we have a strong conviction in our defenses and believe our exposure is limited. Successful claims against the Company and settlements may adversely affect our results.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program seeks to identify, assess and monitor material cybersecurity and other information technology risks and threats that may affect our information systems, networks and operations, including those systems and networks managed by third parties. We regularly assess potential risks and execute a layered cybersecurity strategy based on prevention, detection, mitigation, and remediation. The Company’s cybersecurity risks are evaluated at least annually through our enterprise risk management program, which is a company-wide effort to identify, assess, manage, report and monitor material risks that may affect our ability to achieve our business objectives.

To manage our cybersecurity program, we have established a cross-functional cybersecurity oversight committee and cybersecurity team, both led by our Chief Information Officer ("CIO"). Our cybersecurity oversight committee and cybersecurity team, with the support of external cyber-specialist resources, include technical experts in cybersecurity risk management, incident response and security operations with extensive experience in the operations of networks, network security and infrastructure management. In addition, members of our cybersecurity team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. Our CIO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the cybersecurity management team and through the use of technological tools and software.

Policies, procedures and controls under our cybersecurity program are designed in consideration of published frameworks, including the Center for Information Security ("CIS") Critical Security Controls, and routinely evaluated for ongoing adherence to those frameworks. Our cybersecurity program includes a process for incident response and continuous improvement. We enlist outside advisors to evaluate the maturity of our cybersecurity program, review processes and policies, conduct penetration and vulnerability tests and simulation exercises, and to monitor and help identify potential cybersecurity incidents. We provide training to our employees to help identify potential cybersecurity threats and attacks through an annual cybersecurity awareness month and targeted phishing campaigns. When considering to engage with third-party service providers, we assess the risks from cybersecurity threats posed by such engagement and continue to evaluate those risks throughout the duration of the relationship.

The Audit Committee of the Board of Directors oversees the Company’s cybersecurity risks and strategy. Management provides regular updates to the Audit Committee on cybersecurity risks facing the Company, the systems management has in place to mitigate and manage those risks, the status of key cybersecurity initiatives through a review of the Company’s cybersecurity strategic roadmap and whether any material cybersecurity incidents have occurred. The Audit Committee performs an annual review of the Company’s cybersecurity program, which includes an update of the cybersecurity threat landscape, discussion of management’s actions to identify and detect threats, and a review of assessments, penetration tests and other audits performed by internal and external parties. In addition, management periodically arranges for outside experts to present to the Audit Committee on cyber governance frameworks, regulatory developments, industry practices and risk management.

None of the cybersecurity risks, including as a result of any prior incidents we have experienced, have had a material adverse impact on our operations, business or financial condition.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 20, 2024, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Rogers, Minnesota, United States	Owned	782,000	Manufacturing, warehouse, office and product development	Contractor
Dayton, Minnesota, United States	Owned	538,000	Manufacturing, warehouse, office and product development	Contractor and Process
Dayton, Minnesota, United States	Owned	520,000	Distribution center and office	All segments
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial
Rogers, Minnesota, United States	Leased	268,000	Distribution center and office	All segments
Anoka, Minnesota, United States	Owned	208,000	Manufacturing, warehouse, office and product development	Process
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing, warehouse and office	Industrial and Contractor
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate and Industrial
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial
Kamas, Utah, United States	Owned	70,000	Manufacturing, warehouse, office, product development and test laboratory	Process
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Minneapolis, Minnesota, United States	Owned	42,000	Corporate administrative office	All segments
Europe
Maasmechelen, Belgium	Owned	210,000	EMEA headquarters, warehouse and assembly	All segments
Verona, Italy	Owned	164,000	Manufacturing and warehouse	Industrial
Sibiu, Romania	Owned	129,000	Manufacturing	Industrial
St. Gallen, Switzerland	Owned	82,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
Maasmechelen, Belgium	Leased	64,000	Warehouse	All segments
Rödermark, Germany	Leased	32,000	Office and warehouse	Industrial
Verona, Italy	Owned	31,000	Office and warehouse	Industrial
St. Gallen, Switzerland	Leased	26,000	Manufacturing	Industrial
Aachen, Germany	Leased	22,000	Office and warehouse	All segments
Asia Pacific
Shanghai, P.R.C.	Leased	80,000	Asia Pacific headquarters	All segments
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments

Derrimut, Australia	Leased	38,000	Warehouse	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office and warehouse	All segments
Shanghai, P.R.C.	Leased	27,000	Office and warehouse	Industrial

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

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 20, 2024:

Mark W. Sheahan, 59, became President and Chief Executive Officer in June 2021. From June 2018 to June 2021, he served as Chief Financial Officer and Treasurer. He was Vice President and General Manager, Applied Fluid Technologies Division from February 2008 to June 2018. He served as Chief Administrative Officer from September 2005 to February 2008, and was Vice President and Treasurer from December 1998 to September 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan joined the Company in 1995.

Ronita Banerjee, 46, became Executive Vice President and Chief Human Resources Officer in May 2023. Before joining Graco, Ms. Banerjee was Global Human Resources Vice President and Chief Human Resources Officer at Westinghouse Electric Company LLC, a provider of nuclear products and services to utilities globally, from May 2019 to April 2023. From December 2017 to May 2019, she served as Global Human Resources Vice President, Building Solutions, and Global Human Resources Director, at Honeywell Inc., a diversified technology and manufacturing company, prior to which she served as Global Human Resources Director from April 2015 to December 2017. Prior to her time at Honeywell, Ms. Banerjee was Senior Human Resources Manager at General Mills, Inc., a global manufacturer and marketer of branded consumer foods, from May 2007 to March 2015, and Compensation Consultant and Staffing Specialist at Dell Technologies Inc., from October 2003 to May 2005 and March 2003 to September 2003, respectively. Ms. Banerjee joined the Company in May 2023.

Caroline M. Chambers, 59, became President, EMEA in August 2020. From August 2020 to January 2022, she also held the additional role of Executive Vice President, Information Systems. From June 2018 to August 2020, she served as Executive Vice President, Corporate Controller and Information Systems. She also served as the Company’s principal accounting officer from September 2007 to August 2020. She was Vice President, Corporate Controller and Information Systems from December 2013 to June 2018. From April 2009 to December 2013, she was Vice President and Corporate Controller. She served as Vice President and Controller from December 2006 to April 2009. She was Corporate Controller from October 2005 to December 2006 and Director of Information Systems from July 2003 through September 2005. Prior to becoming Director of Information Systems, she held various management positions in the internal audit and accounting departments. Prior to joining Graco, she was an auditor with Deloitte & Touche in Minneapolis, Minnesota and Paris, France. Ms. Chambers joined the Company in 1992.

Laura L. Evanson, 43, became Executive Vice President, Marketing in January 2023. From September 2021 to December 2022, she served as Vice President of Marketing for the Lubrication Equipment Division and Vice President of Marketing for South and Central America. From July 2017 to September 2021, she served as the Director of Marketing for the Lubrication Equipment Division. From December 2015 to July 2017 she served as a Senior Global Marketing Manager for the Lubrication Equipment Division. From 2010 to December 2015, she was a Senior Global Product Marketing Manager for the Lubrication Equipment Division. Prior to that, she worked in various product marketing and channel marketing roles for the Lubrication Equipment Division and Industrial Products Division. Ms. Evanson joined the Company in 2008.

Anthony J. Gargano, 53, became President, Asia Pacific in July 2021. From October 2020 to July 2021, he was Vice President of Sales and Marketing for the Advanced Fluid Dispense business segment in Asia Pacific. He served as Vice President of Sales and Marketing for the global High Performance Coatings and Foams business segment from September 2018 to October 2020. From January 2017 to December 2018, he served as President of Global Automotive. He served as Director of Sales and Marketing for the Applied Fluid Technologies Division in Asia Pacific from February 2012 to January 2017. From June 2008 to February 2012, he was Director of Sales and Marketing for the PMG business in the Lubrication Equipment Division. Prior to becoming Director of Sales and Marketing for the PMG business in the Lubrication Equipment Division, he held various product and sales management positions. Mr. Gargano joined the Company in 2005.

Inge Grasdal, 53, became Executive Vice President, Corporate Development in January 2022. Prior to joining Graco, he was Vice President Corporate Development at Ecolab Inc., a global provider of water, hygiene and infection prevention solutions and services, from November 2018 to January 2022. Prior to joining Ecolab, he was Senior Director Corporate Development at 3M Company, a diversified global technology company, from 2012 to October 2018. From 2007 to 2012, he was Vice President Investment Banking at Piper Jaffray & Co. Prior to joining Piper Jaffray, he held various roles in finance, consulting and engineering, including most recently as Director of Finance – Analytics at United Health Group from 2003 to 2007. Mr. Grasdal joined the Company in January 2022.

Joseph J. Humke, 53, became Executive Vice President, General Counsel and Corporate Secretary in July 2021. Before joining Graco, he was an equity partner in the Mergers & Acquisitions and Private Equity practice groups at Ballard Spahr LLP and Lindquist & Vennum LLP (which combined in January 2018) from 2004 to June 2021, and an associate from 2001 to 2003. Prior to joining Lindquist & Vennum, he worked as an associate in the Corporate & Securities practice group of Mayer Brown LLP in Chicago from 1998 to 2001, and served as a law clerk to the Honorable John L. Coffey on the United States Court of Appeals for the Seventh Circuit from 1997 to 1998. Mr. Humke joined the Company in July 2021.

Dale D. Johnson, 69, became Chief Commercial Development Officer in January 2024, prior to which he was President, Worldwide Contractor Equipment Division, from February 2017 to December 2023. From April 2001 through January 2017, he served as Vice President and General Manager, Contractor Equipment Division. From January 2000 through March 2001, he served as President and Chief Operating Officer. From December 1996 to January 2000, he was Vice President, Contractor Equipment Division. Prior to becoming Director of Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment Division and the Industrial Equipment Division. Mr. Johnson joined the Company in 1976.

Christopher D. Knutson, 46, became Executive Vice President, Corporate Controller in May 2023. He has served as the Company’s principal accounting officer since May 2023. From April 2020 to May 2023, he was Director of Corporate Treasury and Investor Relations, and from July 2017 to April 2020, was Director of Corporate Treasury and Regional Controller, South and Central America. From May 2016 to July 2017, he was Vice President of Finance at United Skin Specialists, after which he returned to Graco. From June 2010 to May 2016, he served in several Controller roles at Graco, including in the Applied Fluid Technologies Division, the Asia Pacific region, and the Lubrication Equipment Division, and from August 2008 to August 2010 was Internal Audit Manager. Prior to joining Graco, Mr. Knutson worked at PricewaterhouseCoopers for seven years within their audit practice. He joined the Company in 2008.

David M. Lowe, 68, became Chief Financial Officer and Treasurer in June 2021. From April 2020 to June 2021, he served as President, Worldwide Process Division. He was President, Worldwide Industrial Products Division from June 2018 to April 2020. From April 2012 to June 2018, he was Executive Vice President, Industrial Products Division. From February 2005 to April 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from September 1999 to February 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. Mr. Lowe joined the Company in 1995.

Claudio Merengo, 54, became President, Worldwide Gema in 2007, his title having been changed to President, Worldwide Powder Division in February 2024. During this time, he also served as Group President, ITW Finishing from 2010 to 2012 and Group President, ITW Dynatec from 2008 to 2009. From 2004 to 2007, he was President, Gema Europe. From 1999 to 2004, he was Managing Director, Gema Italy. From 1994 to 1999, he held different positions in R&D, Sales and After Sales for Gema. Gema has been part of Graco since the acquisition of the ITW Finishing Group in 2012. Mr. Merengo joined Gema in 1994.

Peter J. O’Shea, 59, became President, Worldwide Lubrication Equipment Division, and President, South and Central America in January 2022. From July 2021 to January 2022, he was President, Worldwide Industrial Products Division, and President, South and Central America. From April 2020 to January 2022, he was President, Worldwide Lubrication Equipment Division. He was Vice President and General Manager, Lubrication Equipment Division from January 2016 to June 2018. From January 2013 to December 2015, he was Vice President and General Manager, Asia Pacific. From January 2012 to December 2012, he was Director of Sales and Marketing, Industrial Products Division, and from 2008 to January 2012, he was Director of Sales and Marketing, Industrial Products Division and Applied Fluid Technologies Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. Mr. O’Shea joined the Company in 1995.

Christian E. Rothe, 50, became President, Worldwide Industrial Division in January 2022. From June 2018 to January 2022, he was President, Worldwide Applied Fluid Technologies Division. He was Chief Financial Officer and Treasurer from September 2015 to June 2018. From June 2011 through August 2015, he was Vice President and Treasurer. Prior to joining Graco, he held various positions in business development, accounting and finance, including, most recently, at Gardner Denver, Inc. as Vice President, Treasurer from January 2011 to June 2011, Vice President - Finance, Industrial Products Group from October 2008 to January 2011, and Director, Strategic Planning and Development from October 2006 to October 2008. Mr. Rothe joined the Company in 2011.

Kathryn L. Schoenrock, 46, became Executive Vice President and Chief Technology Officer in May 2023, her title having been changed to Executive Vice President and Chief Information Officer in February 2024. From January 2022 to April 2023, she was Executive Vice President, Corporate Controller and Information Systems, and from August 2020 to January 2022, she was Executive Vice President, Corporate Controller. She also served as the Company’s principal accounting officer from August 2020 to April 2023. From December 2018 to August 2020, she served as Director of Corporate Finance. She served as Director of Financial Reporting from August 2012 to December 2018. Prior to joining Graco, she served as a Senior Manager in the audit practice of Deloitte & Touche LLP from 2008 to 2012, and held various positions in the audit practice of Deloitte & Touche LLP from 2002 to 2008 and in the audit practice of Arthur Andersen LLP from 2000 to 2002. Ms. Schoenrock joined the Company in 2012.

David J. Thompson, 56, became President, Worldwide Contractor Equipment Division in January 2024. From December 2021 to December 2023, he was Vice President of Engineering, Worldwide Contractor Equipment Division, and from 2007 to December 2021, he was Director of Engineering, Worldwide Contract Equipment Division. Prior to 2007, he held various engineering-related positions within the Contractor Equipment Division. Mr. Thompson joined the Company in 1988.

Timothy R. White, 54, became President, Worldwide Process Division, in June 2021. From August 2020 to June 2021, he served as President, White Knight and QED Environmental Systems. From December 2018 to August 2020, he served as President, EMEA. From August 2015 to December 2018, he was President of Q.E.D. Environmental Systems, Inc., a Graco subsidiary. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from April 2012 to August 2015. From May 2011 to April 2012, he was North American Sales Manager, Applied Fluid Technologies Division. From January 2008 to April 2011, he was Operations Director, Contractor Equipment Division. Prior to January 2008, he held various manufacturing management positions. Mr. White joined the Company in 1992.

Angela F. Wordell, 52, became Executive Vice President, Operations, in January 2022. From April 2020 to January 2022, she was Executive Vice President, Operations, and President, Worldwide Oil & Natural Gas Division. From December 2018 to April 2020, she was Executive Vice President, Operations. From April 2017 to December 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From March 2010 to January 2017, she was Operations Director, Industrial Products Division and China Factory. From February 2008 to March 2010, she was Operations Manager, Industrial Products Division. Prior to February 2008, she held various manufacturing management and engineering positions. Ms. Wordell joined the Company in 1993.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 26, 2024, the share price was $84.75 and there were 168,178,661 shares outstanding and 1,641 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 147,980 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2018, and all dividends were reinvested).

	2018	2019	2020	2021	2022	2023
Dow Jones U.S. Industrial Machinery	$100	$136	$158	$196	$172	$218
S&P 500	100	131	156	200	164	207
Graco Inc.	100	129	182	203	172	225

Issuer Purchases of Equity Securities

On December 7, 2018, the Board of Directors authorized the Company to purchase up to 18 million shares of its outstanding common stock, primarily through open-market transactions. The authorization is for an indefinite period of time or until terminated by the Board. There are no shares available for repurchase under previous authorizations.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of stock options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 30, 2023 - Oct 27, 2023	971,961	$71.96	—	13,572,340
Oct 28, 2023 - Nov 24, 2023	22,700	$74.17	—	13,549,640
Nov 25, 2023 - Dec 29, 2023	—	$—	—	13,549,640

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. A discussion of changes in our financial condition and the results of operations from the year ended December 30, 2022 compared to December 31, 2021 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 30, 2022. The discussion is organized in the following sections:

•Overview
•Results of Operations
•Segment Results
•Financial Condition and Cash Flow
•Critical Accounting Estimates

Overview

Graco designs, manufactures and markets systems and equipment used to move, measure, control, dispense and spray fluid and powder materials. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end users. Graco’s business is classified by management into three reportable segments: Contractor, Industrial and Process. Each segment is responsible for product development, manufacturing, marketing and sales of their products.

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

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise and is also responsible for factories not fully aligned with a single division. Our largest manufacturing facilities are in the U.S. We also manufacture some of our products in Switzerland (Industrial segment), Italy (Industrial segment), the United Kingdom (Process segment), the People’s Republic of China (all segments), Belgium (all segments) and Romania (Industrial segment). Our primary distribution facilities are located in the U.S., Belgium, Switzerland, United Kingdom, P.R.C., Japan, Italy, Korea, India, Australia and Brazil.

Supply Chain and Inflation

In 2023, the Company's supply chain stabilized, and the associated effects of inflation largely subsided. While the Company experienced isolated supply chain disruptions in 2023, the impact was not as significant as compared to previous years in 2022 and 2021. Pricing actions implemented in 2022 and 2023 have generally mitigated the effects of inflation.

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2023	2022
Net Sales	$2,195.6	$2,143.5
Operating Earnings	646.8	572.7
Net Earnings	506.5	460.6
Diluted Net Earnings per Common Share	$2.94	$2.66

Adjusted (non-GAAP)(1):
Operating Earnings, adjusted	$646.0	$572.7
Net Earnings, adjusted	523.9	455.5
Diluted Net Earnings per Common Share, adjusted	$3.04	$2.63
(1)     Excludes the impact of a pension settlement loss, contingent consideration fair value adjustment, impairment charge, excess tax benefits from stock option exercises and certain non-recurring tax provision adjustments. See Financial Results Adjusted for Comparability below for a reconciliation of adjusted non-GAAP financial measures to GAAP

Certain events in the last two years caused fluctuations in financial results. Excess tax benefits related to stock option exercises reduced income taxes by $10 million in 2023 and $5 million in 2022. Other expense for 2023 included a $42 million non-cash pension settlement loss. In 2023, the Company recorded a goodwill impairment and contingent consideration adjustment related to an acquisition that was not material to the financial statements. Other benefits from tax planning activities further reduced income taxes in 2023. Excluding the impacts of those items presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2023	2022
Operating earnings, as reported	$646.8	$572.7
Contingent consideration	(8.6)	—
Impairment	7.8	—
Operating earnings, adjusted	$646.0	$572.7

Earnings before income taxes, as reported	$608.8	$565.7
Pension settlement loss	42.1	—
Contingent consideration	(8.6)	—
Impairment	7.8	—
Earnings before income taxes, adjusted	$650.1	$565.7

Income taxes, as reported	$102.3	$105.1
Pension settlement tax effect	8.8	—
Other non-recurring tax benefit	4.8	—
Excess tax benefit from option exercises	10.3	5.1
Income taxes, adjusted	$126.2	$110.2

Effective income tax rate
As reported	16.8%	18.6%
Adjusted	19.4%	19.5%

Net Earnings, as reported	$506.5	$460.6
Pension settlement loss, net	33.3	—
Contingent consideration	(8.6)	—
Impairment	7.8	—
Other non-recurring tax benefit	(4.8)	—
Excess tax benefit from option exercises	(10.3)	(5.1)
Net Earnings, adjusted	$523.9	$455.5

Weighted Average Diluted Shares	172.2	172.9
Diluted Net Earnings per Share
As reported	$2.94	$2.66
Adjusted	$3.04	$2.63

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2023	2022
Net Sales	100.0%	100.0%
Cost of products sold	47.1	50.7
Gross profit	52.9	49.3
Product development	3.7	3.7
Selling, marketing and distribution	11.9	11.7
General and administrative	7.8	7.2
Contingent consideration	(0.4)	—
Impairment	0.4	—
Operating earnings	29.5	26.7
Interest expense	0.2	0.4
Other expense, net	1.6	(0.1)
Earnings before income taxes	27.7	26.4
Income taxes	4.6	4.9
Net Earnings	23.1%	21.5%
Net Earnings, adjusted (see non-GAAP measurements above)	23.9%	21.3%

Net Sales

The following table presents net sales by geographic region (in millions):

	2023	2022
Americas(1)	$1,338.0	$1,281.9
EMEA(2)	463.9	451.8
Asia Pacific	393.7	409.8
Consolidated	$2,195.6	$2,143.5
(1)     North, Central and South America, including the U.S. Sales in the U.S. were $1,162 million in 2023 and $1,116 million in 2022.
(2)    Europe, Middle East and Africa.

The following table presents the components of net sales change by geographic region:

	2023				2022
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	4%	0%	0%	4%	11%	1%	(1)%	11%
EMEA	0%	0%	3%	3%	7%	0%	(10)%	(3)%
Asia Pacific	(1)%	0%	(3)%	(4)%	16%	0%	(6)%	10%
Consolidated	2%	0%	0%	2%	11%	1%	(4)%	8%

Sales in the Americas were up modestly in 2023, as conditions varied by end market. Sales of industrial products remained favorable, however rising interest rates and other economic conditions adversely impacted sales in construction markets. EMEA sales growth in 2023 benefited mostly from favorable changes in currency translation rates. Lower finishing system sales in EMEA for 2023 offset broad-based sales growth in Western Europe and emerging countries. In the Asia Pacific region, economic conditions in China and unfavorable changes in currency translation rates more than offset underlying growth in the rest of the region for 2023.

Gross Profit

The gross profit margin rate for 2023 increased approximately 4 percentage points compared to 2022 mostly due to realized pricing.

Operating Expenses

Total operating expenses for 2023 increased $29 million compared to 2022. The increase includes increased spending on product development and other growth initiatives of $7 million, incremental share-based compensation of $6 million and higher sales and earnings-based expenses of $4 million. Investment in new product development in 2023 was $83 million, approximately 4 percent of sales.

Operating Earnings

Sales growth led to an 8 percent increase in operating earnings. Operating earnings expressed as a percentage of sales in 2023 increased 3 percentage points compared to 2022 as realized pricing more than offset higher product costs and operating expenses.

Other Expense

Interest expense decreased $5 million compared to 2022 as private placement debt was repaid in the first quarter of 2022 and in the third quarter of 2023. Other non-operating expenses for 2023 included a non-cash pension settlement loss of $42 million in connection with the transfer of certain pension obligations to an insurance company. Partially offsetting the pension settlement loss was an increase in interest income of approximately $11 million for the year.

Income Taxes

The effective income tax rate for 2023 was 17 percent, down 2 percentage points from 2022. The decrease in 2023 was due to additional non-recurring tax benefits and excess tax benefits from stock option exercises.

Segment Results

The Company has five operating segments which are aggregated into three reportable segments: Contractor, Industrial and Process. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2023	2022
Sales
Contractor	$985.7	$999.1
Industrial	662.8	649.3
Process	547.1	495.1
Total	$2,195.6	$2,143.5
Operating Earnings
Contractor	$285.3	$249.9
Industrial	234.1	231.3
Process	165.3	122.3
Unallocated corporate (expense) (1)	(38.7)	(30.8)
Contingent consideration	8.6	—
Impairment	(7.8)	—
Total	$646.8	$572.7

(1)    Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2023	2022
Sales
Americas	$730.2	$739.1
EMEA	179.5	176.8
Asia Pacific	76.0	83.2
Total	$985.7	$999.1
Operating Earnings as a Percentage of Sales	29%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2023				2022
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	0%	0%	(1)%	7%	0%	(1)%	6%
EMEA	(1)%	0%	2%	1%	(6)%	1%	(9)%	(14)%
Asia Pacific	(5)%	0%	(4)%	(9)%	0%	0%	(6)%	(6)%
Segment Total	(1)%	0%	0%	(1)%	4%	0%	(3)%	1%

Contractor segment sales decreased 1 percent for the year. Favorable response to new product offerings was more than offset for the year by slower economic activity in worldwide construction markets. The operating margin rate for this segment improved 4 percentage points for the year. Realized pricing drove most of the improvement in the operating margin rate for the year.

Sales in the Americas represents the majority of sales for the Contractor segment. Management regularly reviews economic and financial indicators for North America, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the Euro and other currencies.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2023	2022
Sales
Americas	$263.6	$239.3
EMEA	207.6	205.7
Asia Pacific	191.6	204.3
Total	$662.8	$649.3
Operating Earnings as a Percentage of Sales	35%	36%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2023				2022
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	10%	0%	0%	10%	13%	0%	(1)%	12%
EMEA	(2)%	0%	3%	1%	15%	0%	(12)%	3%
Asia Pacific	(3)%	0%	(3)%	(6)%	14%	0%	(6)%	8%
Segment Total	2%	0%	0%	2%	14%	0%	(6)%	8%

Industrial segment sales increased 2 percent for the year as continued strength in the automotive, industrial and machinery end markets in the Americas was mostly offset by lower finishing system sales in EMEA and Asia Pacific. The operating margin rate for this segment decreased 1 percentage point for the year as realized pricing and lower product costs were offset by unfavorable changes in currency translation rates and higher operating expenses.

In this segment, sales in each geographic region are significant, and management looks at economic and financial indicators in each region, including gross domestic product, industrial production, capital investment rates, automobile production, building construction and the level of the U.S. dollar versus the euro, the Swiss franc, the Canadian dollar, the Chinese renminbi and various other Asian currencies.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2023	2022
Sales
Americas	$344.2	$303.5
EMEA	76.8	69.3
Asia Pacific	126.1	122.3
Total	$547.1	$495.1
Operating Earnings as a Percentage of Sales	30%	25%

The following table presents the components of net sales change by geographic region for the Process segment:

	2023				2022
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	13%	0%	0%	13%	22%	3%	0%	25%
EMEA	10%	0%	1%	11%	22%	1%	(8)%	15%
Asia Pacific	5%	0%	(2)%	3%	34%	0%	(5)%	29%
Segment Total	11%	0%	0%	11%	25%	2%	(2)%	25%
Process segment sales increased in all businesses and regions for the year, reflecting continued favorable conditions in many end markets, such as vehicle services, industrial pumps, oil and gas, mining, industrial lubrication and semi-conductors. The operating margin rate for this segment increased 5 percentage points for the year, primarily due to realized pricing, lower product costs and expense leverage.

Although the Americas represent the majority of sales for the Process segment, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2023	2022
Working capital	$970.6	$805.7
Current ratio	3.5	3.0
Days of sales in receivables outstanding	58	57
Inventory turnover (LIFO)	2.2	2.5

Higher cash and cash equivalent balances primarily drove increases in working capital in 2023. Changes in receivables were consistent with higher sales levels. Inventories decreased as supply chain disruptions eased and the associated effects of inflation subsided. As inventory purchases decreased, trade accounts payable decreased. The current ratio increased in 2023 in line with the changes in working capital.

Capital Structure. At December 29, 2023, the Company’s capital structure included current notes payable of $30 million and shareholders’ equity of $2,224 million. At December 30, 2022, the Company’s capital structure included current notes payable of $21 million, long-term debt of $75 million and shareholders’ equity of $1,860 million.

Shareholders’ equity increased by $365 million in 2023. The increase provided by current year earnings of $507 million was primarily offset by dividends of $161 million and share repurchases of $102 million. Other increases in shareholders' equity included share issuances, stock compensation and other comprehensive income of $122 million.

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

As of December 29, 2023, the Company had available liquidity of $1,313 million, including cash held in deposit accounts of $538 million, of which $129 million was held outside of the U.S., and available credit under existing committed credit facilities of $775 million.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2024, including its capital expenditure plan of approximately $120 million, including $60 million for building projects to expand production capacity, planned dividends estimated at $171 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities. The Company has no significant off-balance sheet debt or other unrecorded obligations. The Company believes it has the ability to meet its long-term cash requirements by using available cash and internally generated funds and to borrow under its committed and uncommitted credit facilities.

In December 2023, the Board of Directors increased the Company’s regular quarterly dividend from $0.235 to $0.255 per share, an increase of 9 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2023	2022
Operating activities	$651.0	$377.4
Investing activities	(185.3)	(226.8)
Financing activities	(268.0)	(434.4)
Effect of exchange rates on cash	1.0	(1.3)
Net cash provided	198.7	(285.1)
Cash and cash equivalents at end of year	$537.9	$339.2

Cash Flows From Operating Activities. Net cash provided by operating activities was $651 million in 2023, up $274 million compared to 2022, due primarily to higher net earnings and fewer inventory purchases in 2023. Other decreases in working capital further contributed to the increase in cash provided by operating activities in 2023.

Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $185 million in 2023, including $185 million for capital additions. Cash flows used in investing activities totaled $227 million in 2022 including $201 million for capital additions and $25 million for business acquisitions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $268 million in 2023 and included share repurchases of $102 million (partially offset by net proceeds from share issuances of $60 million), dividends of $158 million, and net payments on long-term debt and outstanding lines of credit of $65 million.

Cash flows used in financing activities totaled $434 million in 2022 and included dividends of $142 million and net proceeds from share issuances totaling $36 million.

On December 7, 2018, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board. As of December 29, 2023, approximately 14 million shares remain available for purchase under the authorization.

The Company repurchased and retired 1.4 million shares in 2023 and 3.6 million shares in 2022. The Company did not repurchase and retire shares in 2021. The Company has made and may continue to make opportunistic share repurchases in 2024 via open market transactions or short-dated accelerated share repurchase (“ASR”) programs.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2024, the Company will use an investment return assumption of 7.6 percent for the funded U.S. plan, consistent with the rate assumed for 2023. Mortality rates are based on current common group mortality tables for males and females.

At December 29, 2023, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(15.3)	$2.0
Expected return on assets	—	1.2

Goodwill and Other Intangible Assets. The Company performs impairment testing for goodwill annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company estimates the fair value of the reporting units using a present value of future cash flows calculation cross-checked by an allocation of market capitalization approach. The goodwill impairment test is performed by comparing the fair value of the relevant reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

In the third quarter of 2023, the Company recognized a goodwill impairment related to the reorganization of a business acquired in 2020 that is not material to the consolidated financial statements. We completed our annual impairment testing of goodwill and other intangible assets in the fourth quarter of 2023. No additional impairment charges were recorded as a result of that test.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 29, 2023, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese renminbi, South Korean won and Indian rupee. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2023, changes in currency translation rates reduced sales by approximately $2 million and reduced net earnings by approximately $4 million. In 2022, changes in currency translation rates reduced sales by approximately $66 million and reduced net earnings by approximately $31 million.

2024 Outlook

The Company expects its core growth strategies of developing new products, expanding distribution, seeking adjacent markets and targeting strategic acquisitions will continue to drive shareholder value. Entering 2024, demand levels generally remain steady in an uncertain macroeconomic environment. As a result, the Company's outlook for 2024 is low single-digit revenue growth on an organic, constant currency basis.

At January 31, 2024 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2023, the movement in foreign currencies would not have an impact on net sales or net earnings for 2024.

While the Company's backlog in recent years has been elevated relative to historic levels, backlog is not a good indicator of future long-term business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial and industrial activity worldwide; changes in currency translation rates; Russia’s invasion of Ukraine and other political instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; costs associated with legal proceedings; and other risks and uncertainties including those discussed in Item 1A of this Annual Report on Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the "Company") as of December 29, 2023 and December 30, 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 29, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Retirement Benefits – U.S. Pension Benefit Obligation – Refer to Note J to the financial statements

Critical Audit Matter Description

The Company has both funded and unfunded defined benefit pension plans. The actuarial determination of the present value of the pension obligation on an annual basis requires management to make significant assumptions related to the selection of the discount rates used in the calculation of the net present value of future pension benefits. The Company establishes the discount rate assumptions for the U.S. pension plans by reference to a yield curve published by an actuary and projected plan cash flows.

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
February 20, 2024

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net Sales	$2,195,606	$2,143,521	$1,987,608
Cost of products sold	1,034,585	1,086,082	953,659
Gross Profit	1,161,021	1,057,439	1,033,949
Product development	82,822	80,008	79,651
Selling, marketing and distribution	260,712	250,948	271,526
General and administrative	171,444	153,783	151,449
Contingent consideration	(8,600)	—	—
Impairment	7,800	—	—
Operating Earnings	646,843	572,700	531,323
Interest expense	5,191	9,897	10,215
Other (income) expense, net	32,850	(2,921)	12,643
Earnings Before Income Taxes	608,802	565,724	508,465
Income taxes	102,291	105,079	68,599
Net Earnings	$506,511	$460,645	$439,866
Basic Net Earnings per Common Share	$3.01	$2.73	$2.59
Diluted Net Earnings per Common Share	$2.94	$2.66	$2.52
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net Earnings	$506,511	$460,645	$439,866
Components of other comprehensive income (loss)
Cumulative translation adjustment	25,661	(9,582)	(10,026)
Pension and postretirement medical liability adjustment	11,426	25,630	68,669
Income taxes - pension and postretirement medical liability	(2,704)	(5,257)	(14,647)
Other comprehensive income	34,383	10,791	43,996
Comprehensive Income	$540,894	$471,436	$483,862

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 29, 2023	December 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$537,951	$339,196
Accounts receivable, less allowances of $5,300 and $7,000	354,439	346,010
Inventories	438,349	476,790
Other current assets	35,070	43,624
Total current assets	1,365,809	1,205,620
Property, Plant and Equipment, net	741,713	607,609
Goodwill	370,228	368,171
Other Intangible Assets, net	126,258	137,507
Operating Lease Assets	18,768	29,785
Deferred Income Taxes	61,381	57,090
Other Assets	37,850	33,118
Total Assets	$2,722,007	$2,438,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$30,036	$20,974
Trade accounts payable	72,214	84,218
Salaries and incentives	64,802	63,969
Dividends payable	42,789	39,963
Other current liabilities	185,359	190,793
Total current liabilities	395,200	399,917
Long-term Debt	—	75,000
Retirement Benefits and Deferred Compensation	80,347	61,672
Operating Lease Liabilities	11,785	21,057
Deferred Income Taxes	8,215	9,443
Other Non-current Liabilities	2,235	12,159
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 167,946,063 and 167,702,130 shares outstanding in 2023 and 2022	167,946	167,702
Additional paid-in-capital	863,336	784,477
Retained earnings	1,227,938	976,851
Accumulated other comprehensive income (loss)	(34,995)	(69,378)
Total shareholders’ equity	2,224,225	1,859,652
Total Liabilities and Shareholders’ Equity	$2,722,007	$2,438,900
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Cash Flows From Operating Activities
Net Earnings	$506,511	$460,645	$439,866
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	74,321	65,997	59,325
Deferred income taxes	(8,502)	(9,997)	(46,572)
Share-based compensation	30,229	24,695	24,931
Pension settlement loss	42,129	—	12,018
Contingent consideration	(8,600)	—	—
Impairment	7,800	—	—
Change in
Accounts receivable	(3,245)	(29,944)	(13,801)
Inventories	42,716	(95,691)	(97,780)
Trade accounts payable	(12,348)	4,195	12,397
Salaries and incentives	(2,158)	(18,442)	29,089
Retirement benefits and deferred compensation	(13,661)	(18,674)	(10,799)
Other accrued liabilities	(5,269)	(4,191)	51,342
Other	1,094	(1,199)	(3,120)
Net cash provided by operating activities	651,017	377,394	456,896
Cash Flows From Investing Activities
Property, plant and equipment additions	(184,775)	(201,161)	(133,566)
Acquisition of businesses, net of cash acquired	—	(25,296)	(19,386)
Other	(499)	(362)	(347)
Net cash used in investing activities	(185,274)	(226,819)	(153,299)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	9,725	(18,252)	20,497
Payments on long-term debt	(75,000)	(75,000)	(70)
Payments of debt issuance costs	(1,025)	—	(1,422)
Common stock issued	60,182	35,619	50,963
Common stock repurchased	(102,344)	(233,426)	—
Taxes paid related to net share settlement of equity awards	(1,225)	(1,219)	—
Cash dividends paid	(158,323)	(142,125)	(127,110)
Net cash used in financing activities	(268,010)	(434,403)	(57,142)
Effect of exchange rate changes on cash	1,022	(1,278)	(1,062)
Net increase (decrease) in cash and cash equivalents	198,755	(285,106)	245,393
Cash and Cash Equivalents
Beginning of year	339,196	624,302	378,909
End of year	$537,951	$339,196	$624,302
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 26, 2020	$168,568	$671,206	$568,295	$(124,165)	$1,283,904
Shares issued	1,740	51,560	—	—	53,300
Stock compensation cost	—	21,859	—	—	21,859
Restricted stock canceled (issued)	—	(2,337)	—	—	(2,337)
Net earnings	—	—	439,866	—	439,866
Dividends declared ($0.7725 per share)	—	—	(131,245)	—	(131,245)
Other comprehensive income (loss)	—	—	—	43,996	43,996
Balance December 31, 2021	170,308	742,288	876,916	(80,169)	1,709,343
Shares issued	946	33,454	—	—	34,400
Shares repurchased	(3,552)	(15,481)	(214,393)	—	(233,426)
Stock compensation cost	—	24,216	—	—	24,216
Net earnings	—	—	460,645	—	460,645
Dividends declared $0.8650 per share)	—	—	(146,317)	—	(146,317)
Other comprehensive income (loss)	—	—	—	10,791	10,791
Balance December 30, 2022	167,702	784,477	976,851	(69,378)	1,859,652
Shares issued	1,666	57,291	—	—	58,957
Shares repurchased	(1,422)	(6,650)	(94,272)	—	(102,344)
Stock compensation cost	—	28,218	—	—	28,218
Net earnings	—	—	506,511	—	506,511
Dividends declared ($0.9600 per share)	—	—	(161,152)	—	(161,152)
Other comprehensive income (loss)	—	—	—	34,383	34,383
Balance December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 29, 2023, December 30, 2022 and December 31, 2021

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52 or 53 weeks, ending on the last Friday in December. The year ended December 31, 2021 was a 53-week year whereas the years ended December 29, 2023 and December 30, 2022 were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 29, 2023, all subsidiaries are 100 percent controlled by the Company. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2023	2022
Assets
Cash surrender value of life insurance	2	$22,255	$19,192
Liabilities
Contingent consideration	3	$1,375	$14,914
Deferred compensation	2	6,445	5,842
Forward exchange contracts	2	422	520
Total liabilities at fair value		$8,242	$21,276

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

Accounts Receivable. Accounts receivable includes trade receivables of $343 million in 2023 and $334 million in 2022. Other receivables totaled $11 million in 2023 and $12 million in 2022.

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

Following is a summary of activity in the allowance for credit losses (in thousands):

	2023	2022	2021
Balance, beginning	$6,130	$3,254	$3,745
Additions (reversals) charged to costs and expenses	1,125	3,567	(27)
Deductions from reserves (1)	(2,711)	(633)	(676)
Other additions (deductions) (2)	111	(58)	212
Balance, ending	$4,655	$6,130	$3,254
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

Other Current Assets. Amounts included in other current assets were (in thousands):

	2023	2022
Prepaid income taxes	$14,546	$18,702
Prepaid expenses and other	20,524	24,922
Total	$35,070	$43,624

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In the third quarter of 2023, the Company recognized a goodwill impairment related to the reorganization of a business acquired in 2020 that is not material to the consolidated financial statements. We completed our annual impairment test of all long-lived assets in the fourth quarter of 2023. No additional impairment charges were recorded as a result of that review. There were no impairment charges in 2022 or 2021.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Industrial	Process	Contractor	Total
Balance, January 1, 2022	$137,155	$141,304	$77,796	$356,255
Additions, adjustments from business acquisitions	—	16,994	—	16,994
Foreign currency translation	(2,384)	(1,932)	(762)	(5,078)
Balance, December 30, 2022	134,771	156,366	77,034	368,171
Additions, adjustments from business acquisitions	—	—	—	—
Impairment	—	(7,800)	—	(7,800)
Foreign currency translation	8,361	988	508	9,857
Balance, December 29, 2023	$143,132	$149,554	$77,542	$370,228

Components of other intangible assets, net were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 29, 2023
Cost	$191,417	$14,174	$1,300	$62,633	$269,524
Accumulated amortization	(128,248)	(8,547)	(561)	—	(137,356)
Foreign currency translation	(7,591)	(344)	—	2,025	(5,910)
Book value	$55,578	$5,283	$739	$64,658	$126,258
Weighted average life in years	13	9	6	N/A

As of December 30, 2022
Cost	$202,103	$26,374	$1,300	$62,633	$292,410
Accumulated amortization	(123,603)	(18,027)	(330)	—	(141,960)
Foreign currency translation	(10,060)	(894)	—	(1,989)	(12,943)
Book value	$68,440	$7,453	$970	$60,644	$137,507
Weighted average life in years	13	10	6	N/A

Amortization of intangibles was $17.6 million in 2023, $18.9 million in 2022 and $17.9 million in 2021. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Estimated Amortization Expense	$16,929	$16,459	$9,247	$6,423	$4,258	$8,284

In 2022 and 2021 the Company completed acquisitions that were not material to the consolidated financial statements.

Other Assets. Components of other assets were (in thousands):

	2023	2022
Cash surrender value of life insurance	$22,255	$19,192
Capitalized software	2,602	2,189
Equity method investment	9,661	8,767
Deposits and other	3,332	2,970
Total	$37,850	$33,118

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in other expense, net. The cash surrender value increased $3.1 million in 2023, decreased $4.0 million in 2022 and increased $3.3 million in 2021.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2023	2022
Accrued self-insurance retentions	$8,654	$9,338
Accrued warranty and service liabilities	15,408	14,674
Accrued trade promotions	14,312	13,799
Payable for employee stock purchases	16,639	16,497
Customer advances and deferred revenue	51,578	50,747
Income taxes payable	9,837	15,987
Tax payable, other	12,289	9,614
Operating lease liabilities, current	8,242	9,555
Right of return refund liability	17,826	18,449
Other	30,574	32,133
Total	$185,359	$190,793

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $8.7 million as of December 29, 2023 and $9.3 million as of December 30, 2022.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2023	2022
Balance, beginning of year	$14,674	$14,463
Assumed in business acquisition	—	38
Charged to expense	11,128	8,946
Margin on parts sales reversed	3,875	3,292
Reductions for claims settled	(14,269)	(12,065)
Balance, end of year	$15,408	$14,674

Revenue Recognition. Revenue is recognized at a single point in time upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. This is generally on the date of shipment for product sales; however certain sales have terms requiring recognition when the goods are received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions, and do not exceed one year. Standalone selling prices are determined based on the prices charged to customers for all material performance obligations.

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

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance in the deferred revenue and customer advances was $51.6 million as of December 29, 2023 and $50.7 million as of December 30, 2022. Net sales for 2023 included $49.6 million that was in deferred revenue and customer advances as of December 30, 2022. Net sales for 2022 included $60.4 million that was in deferred revenue and customer advances as of December 31, 2021.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other expense, net. The notional amounts of contracts outstanding as of December 29, 2023, totaled $62 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2023	2022
Foreign Currency Contracts
Assets	$26	$157
Liabilities	(448)	(677)
Net Assets (Liabilities)	$(422)	$(520)

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

The Industrial segment includes our Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, including Electro or e-mobility, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

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

Segment information follows (in thousands):

	2023	2022	2021
Net Sales
Contractor	$985,675	$999,060	$987,606
Industrial	662,785	649,347	602,376
Process	547,146	495,114	397,626
Total	$2,195,606	$2,143,521	$1,987,608
Operating Earnings
Contractor	$285,394	$249,833	$266,204
Industrial	234,054	231,298	199,856
Process	165,273	122,344	91,037
Unallocated corporate (expense)	(38,678)	(30,775)	(25,774)
Contingent consideration	8,600	—	—
Impairment	(7,800)	—	—
Total	$646,843	$572,700	$531,323
Assets
Contractor	$712,224	$752,729
Industrial	640,487	578,302
Process	554,753	564,539
Unallocated corporate	814,543	543,330
Total	$2,722,007	$2,438,900

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

Geographic information follows (in thousands):

	2023	2022	2021
Net Sales (based on customer location)
United States	$1,161,607	$1,116,012	$1,004,318
Other countries	1,033,999	1,027,509	983,290
Total	$2,195,606	$2,143,521	$1,987,608
Long-lived Assets
United States	$622,430	$532,401
Other countries	119,283	75,208
Total	$741,713	$607,609

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2023, 2022 and 2021.

C. Inventories

Major components of inventories were as follows (in thousands):

	2023	2022
Finished products and components	$221,847	$222,326
Products and components in various stages of completion	131,906	138,957
Raw materials and purchased components	202,294	248,636
Subtotal	556,047	609,919
Reduction to LIFO cost	(117,698)	(133,129)
Total	$438,349	$476,790

Inventories valued under the LIFO method were $211.4 million in 2023 and $253.6 million in 2022. All other inventory was valued on the FIFO method.

In 2023, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities, although increases in current product costs offset the impact of the decrement. The impact on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2023	2022
Land and improvements	$70,382	$65,066
Buildings and improvements	500,373	376,115
Manufacturing equipment	441,824	439,109
Office, warehouse and automotive equipment	61,594	59,988
Additions in progress	132,609	126,198
Total property, plant and equipment	1,206,782	1,066,476
Accumulated depreciation	(465,069)	(458,867)
Net property, plant and equipment	$741,713	$607,609

Depreciation expense was $55.0 million in 2023, $46.0 million in 2022 and $40.0 million in 2021.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2023	2022	2021
Domestic	$450,806	$401,405	$370,903
Foreign	157,996	164,319	137,562
Total	$608,802	$565,724	$508,465

Income tax expense consists of (in thousands):

	2023	2022	2021
Current
Federal	$79,732	$70,976	$77,703
State and local	7,282	5,948	7,493
Foreign	23,779	38,152	29,975
Current income tax expense	110,793	115,076	115,171
Deferred
Domestic	(6,919)	(8,733)	(42,413)
Foreign	(1,583)	(1,264)	(4,159)
Deferred income tax expense (benefit)	(8,502)	(9,997)	(46,572)
Total	$102,291	$105,079	$68,599

Income taxes paid were $111.3 million in 2023, $112.3 million in 2022 and $111.8 million in 2021.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2023	2022	2021
Statutory tax rate	21%	21%	21%
Tax effect of international operations	(1)	1	(1)
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(1)
Stock compensation excess tax benefit	(1)	(1)	(2)
Foreign Derived Intangible Income (FDII)	(2)	(2)	(5)
Effective tax rate	17%	19%	13%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2023	2022
Inventory valuations	$1,005	$678
Accrued self-insurance retentions	1,390	1,626
Accrued warranty and service liabilities	2,290	2,279
Vacation accruals	3,450	3,409
Customer allowances	4,137	4,143
Excess of tax over book depreciation and amortization	(44,197)	(42,322)
Pension benefit obligation	10,063	6,375
Postretirement medical benefit obligation	5,039	5,072
Stock compensation	12,686	12,390
Deferred compensation	2,205	2,283
Deferred revenue	2,024	2,160
Research and development	23,324	11,370
Prepayments from foreign subsidiaries	27,301	36,070
Other	2,449	2,114
Net deferred tax assets	$53,166	$47,647

Total deferred tax assets were $61.4 million and $57.1 million, and total deferred tax liabilities were $8.2 million and $9.4 million on December 29, 2023 and December 30, 2022, respectively. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the changes in other comprehensive income (loss) items.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 29, 2023, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate as of
	December 29, 2023	Maturity	2023	2022
Private placement unsecured fixed-rate notes
Series D	5.35%	July 2023	—	75,000
Unsecured revolving credit facility	N/A	December 2026	—	—
Unsecured revolving credit facility - offshore renminbi denominated	3.79%	N/A	28,099	14,327
Notes payable to banks	—%	2024	1,937	6,647
Total debt			$30,036	$95,974

The estimated fair value of the fixed interest rate Series D private placement debt was $75 million on December 30, 2022. This debt was repaid in July of 2023. The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

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

The Company maintains a revolving credit agreement with a sole lender that provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the agreement, loans may be denominated in U.S. dollars or Chinese renminbi (offshore). Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a HIBOR-based rate. Loans denominated in Chinese renminbi (offshore) bear interest at a HIBOR-based rate based on the Chinese offshore rate. Other terms of this revolving credit agreement are substantially similar to those of the Company’s amended and restated credit agreement that expires in March 2026.
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

On December 29, 2023, the Company had $842 million in lines of credit, including the $800 million in committed credit facilities described above and $42 million with foreign banks. The unused portion of committed credit lines was $775 million as of December 29, 2023. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $24 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and other benchmark rates (e.g. SOFR, EURIBOR, HIBOR, TIBOR and RFR). The Company pays facility fees at an annual rate of up to 0.15% on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 29, 2023.

Annual maturities of debt are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Maturities of debt	$30,036	$—	$—	$—	$—	$—

Interest paid on debt was $5.7 million in 2023, $10.0 million in 2022 and $9.8 million in 2021.

G. Shareholders’ Equity

At December 29, 2023, the Company had 22,549 authorized, but unissued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 26, 2020	$(114,129)	$(10,036)	$(124,165)
Other comprehensive income (loss) before reclassifications	34,953	(10,026)	24,927
Amounts reclassified from accumulated other comprehensive income	19,069	—	19,069
Balance, December 31, 2021	(60,107)	(20,062)	(80,169)
Other comprehensive income (loss) before reclassifications	16,083	(9,582)	6,501
Amounts reclassified from accumulated other comprehensive income	4,290	—	4,290
Balance, December 30, 2022	(39,734)	(29,644)	(69,378)
Other comprehensive income (loss) before reclassifications	(28,162)	25,661	(2,501)
Amounts reclassified from accumulated other comprehensive income	36,884	—	36,884
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)

Amounts related to pension and postretirement medical adjustments are classified to non-service components of pension cost that are included within other non-operating expenses. Included in the 2023 and 2021 reclassifications were $42 million and $12 million, respectively, of pension settlement losses. See Note J for additional details regarding pension and postretirement medical plans.

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

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was expense of $2.0 million in 2023, a benefit of $0.2 million in 2022 and expense of $3.1 million in 2021.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 11,150 shares in 2023, 12,055 shares in 2022 and 12,070 shares in 2021. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2020	10,208	$35.02	6,553	$28.02
Granted	843	72.22
Exercised	(1,309)	24.91
Canceled	(167)	55.59
Outstanding, December 31, 2021	9,575	39.31	7,296	33.75
Granted	1,381	71.03
Exercised	(645)	25.58
Canceled	(46)	49.42
Outstanding, December 30, 2022	10,265	44.40	7,793	37.22
Granted	1,114	71.45
Exercised	(1,354)	30.77
Canceled	(121)	62.75
Outstanding, December 29, 2023	9,904	$49.09	7,274	$41.46

The following table summarizes information for options outstanding and exercisable at December 29, 2023 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 20-35	3,107	3.2	$26.85	3,107	$26.85
$ 35-50	2,392	5.8	44.75	2,365	44.75
$ 50-65	1,231	7.1	55.96	1,084	55.92
$ 65-80	3,174	9.4	71.48	718	71.94
$ 20-80	9,904	6.3	$49.09	7,274	$41.46

The aggregate intrinsic value of exercisable option shares was $329.6 million as of December 29, 2023, with a weighted average contractual term of 4.2 years. There were approximately 9.9 million vested share options and share options expected to vest as of December 29, 2023, with an aggregate intrinsic value of $373.2 million, a weighted average exercise price of $49.09 and a weighted average contractual term of 6.3 years.

Information related to options exercised follows (in thousands):

	2023	2022	2021
Cash received	$40,708	$15,739	$32,610
Aggregate intrinsic value	61,624	28,193	65,319
Tax benefit realized	12,605	6,020	13,329

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 322,764 shares in 2023, 316,250 shares in 2022 and 415,995 shares in 2021.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 10 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 29, 2023
Stock Incentive Plan (2019)	10,000	4,743
Employee Stock Purchase Plan (2006)	21,000	11,423
Total	31,000	16,166

Amounts available for future issuance exclude outstanding options. Options outstanding as of December 29, 2023, include options granted under two plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2023	2022	2021
Share-based compensation	$30,229	$24,695	$24,931
Tax benefit	3,177	2,319	1,705
Share-based compensation, net of tax	$27,052	$22,376	$23,226

As of December 29, 2023, there was $17.3 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2023	2022	2021
Expected life in years	6.7	6.4	7.5
Interest rate	4.0%	2.7%	0.9%
Volatility	26.3%	26.2%	25.2%
Dividend yield	1.3%	1.2%	1.0%
Weighted average fair value per share	$21.76	$19.10	$17.87

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

	2023	2022	2021
Expected life in years	1.0	1.0	1.0
Interest rate	5.1%	0.9%	0.1%
Volatility	26.4%	20.5%	40.1%
Dividend yield	1.4%	1.2%	1.1%
Weighted average fair value per share	$18.04	$16.01	$21.50

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2023	2022	2021
Net earnings available to common shareholders	$506,511	$460,645	$439,866
Weighted average shares outstanding for basic earnings per share	168,442	168,952	169,635
Dilutive effect of stock options computed based on the treasury stock method using the average market price	3,757	3,941	4,891
Weighted average shares outstanding for diluted earnings per share	172,199	172,893	174,526
Basic earnings per share	$3.01	$2.73	$2.59
Diluted earnings per share	$2.94	$2.66	$2.52

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 2.0 million shares in 2023, 2.2 million shares in 2022 and 0.4 million 2021.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 2 percent of the employee’s compensation. Employer contributions totaled $11.5 million in 2023, $11.0 million in 2022 and $10.0 million in 2021.

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

In December of 2023, the Company entered into an agreement under which approximately $147 million of pension obligations of its U.S. funded defined benefit pension plan were transferred to an insurance company. Under the agreement, the Company purchased a group annuity contract for approximately 651 plan participants that provides for an irrevocable commitment to make annuity payments to the affected participants. The payment obligation and administration thereof for the affected participants was transferred from the pension plans to the insurance company. The transfer did not change the amount of the monthly pension benefits received by the affected participants.

This arrangement is part of the Company’s effort to reduce the overall size and volatility of its pension plan obligations. The purchase of the group annuity contract was funded through existing plan assets. The Company recognized a non-cash pension settlement loss of approximately $42 million as a result of the transaction. This charge represents the acceleration of deferred charges currently accrued in accumulated other comprehensive income (loss).

For U.S. plans, benefits are based on years of service and the highest 5 consecutive years’ earnings in the 10 years preceding retirement. Plans are funded annually in amounts consistent with minimum funding levels and maximum tax deduction limits, although the Company may make additional voluntary contributions from time to time to improve the funded status of its plans.

Investment policies and strategies of the U.S. funded pension plan are based on participant demographics. As the plan covers active participants and retirees with higher benefit amounts, investments are based on a long-term view of economic growth and weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. Strategic target allocations for plan assets are 52 percent equity securities, 32 percent fixed income securities and 16 percent real estate and alternative investments.

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 days or 60 days advance notice, while most of the funds allow redemptions daily. The plan had unfunded commitments to make additional investments in certain funds totaling $2.3 million as of December 29, 2023 and December 30, 2022.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	December 29, 2023	December 30, 2022
Cash and cash equivalents	1	$1,425	$351
Insurance contract	3	36,151	32,163
Investments categorized in fair value hierarchy		37,576	32,514
Equity
U.S. Large Cap	N/A	40,726	74,838
U.S. Small/Mid Cap	N/A	—	5,191
International	N/A	17,554	37,862
Total equity		58,280	117,891
Fixed income	N/A	49,595	93,262
Real estate and other	N/A	15,400	37,508
Investments measured at net asset value		123,275	248,661
Total		$160,851	$281,175

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2023	2022
Balance, beginning of year	$32,163	$30,926
Purchases	2,593	2,431
Redemptions	(2,833)	(669)
Unrealized gains (losses)	4,228	(525)
Balance, end of year	$36,151	$32,163

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 29, 2023, and December 30, 2022, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2023	2022	2023	2022
Change in benefit obligation
Obligation, beginning of year	$315,807	$418,051	$22,930	$32,122
Service cost	5,729	8,242	348	516
Interest cost	16,535	10,996	1,165	839
Actuarial (gain) loss	32,763	(110,467)	(237)	(9,044)
Benefit payments	(12,103)	(9,122)	(1,552)	(1,503)
Plan amendments	(250)	(267)	—
Settlements	(149,212)	—	—	—
Exchange rate changes	4,306	(1,626)	—	—
Obligation, end of year	$213,575	$315,807	$22,654	$22,930
Change in plan assets
Fair value, beginning of year	$281,175	$347,900	$—	$—
Actual return on assets	14,504	(80,078)	—	—
Employer contributions	23,066	22,756	1,552	1,503
Benefit payments	(12,103)	(9,122)	(1,552)	(1,503)
Settlements	(149,212)	—	—	—
Exchange rate changes	3,421	(281)	—	—
Fair value, end of year	$160,851	$281,175	$—	$—
Unfunded status	$(52,724)	$(34,632)	$(22,654)	$(22,930)

Amounts recognized in consolidated balance sheets
Non-current assets	$215	$5,398	$—	$—
Current liabilities	1,749	1,860	1,745	1,763
Non-current liabilities	51,190	38,170	20,909	21,167
Net	$52,724	$34,632	$22,654	$22,930

Changes in discount rates used to value pension obligations were the main drivers of actuarial losses in 2023 and gains in 2022. In 2023 and 2022, the Company made a $20 million voluntary contribution each year to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $186 million for 2023 and $297 million for 2022. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2023	2022
Projected benefit obligation	$89,206	$72,190
Accumulated benefit obligation	81,701	69,395
Fair value of plan assets	36,150	32,164

The components of net periodic benefit cost for the plans for 2023, 2022 and 2021 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2023	2022	2021	2023	2022	2021
Service cost-benefits earned during the period	$5,729	$8,242	$9,355	$348	$516	$670
Interest cost on projected benefit obligation	16,535	10,996	11,409	1,165	839	832
Expected return on assets	(19,141)	(19,754)	(20,767)	—	—	—
Amortization of prior service cost	36	84	246	—	—	—
Amortization of net loss	5,999	4,701	9,248	(133)	345	1,002
Settlement loss	42,169	—	12,285	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	368	284	368	N/A	N/A	N/A
Net periodic benefit cost	$51,695	$4,553	$22,144	$1,380	$1,700	$2,504

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating expenses totaled $44 million in 2023, $1 million in 2022 and $12 million in 2021.

Amounts recognized in other comprehensive income (loss) in 2023 and 2022 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2023	2022	2023	2022
Net (loss) gain arising during the period	$(37,132)	$11,189	$237	$9,044
Amortization of net loss (gain)	5,999	4,701	(133)	345
Prior service credit (cost) arising during the period	250	267	—	—
Settlement loss	42,169	—	—	—
Amortization of prior service (credit) cost	36	84	—	—
Total	$11,322	$16,241	$104	$9,389

Amounts included in accumulated other comprehensive income (loss) as of December 29, 2023 and December 30, 2022, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2023	2022	2023	2022
Prior service cost	$2,163	$1,668	$—	$—
Net gain (loss)	(44,195)	(55,084)	1,995	1,891
Net gain (loss) before income taxes	(42,032)	(53,416)	1,995	1,891
Income taxes	9,464	12,207	(439)	(416)
Net	$(32,568)	$(41,209)	$1,556	$1,475

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2023	2022	2023	2022
U.S. Plans
Discount rate	5.3%	5.6%	5.3%	5.6%
Rate of compensation increase	2.7%	2.7%	N/A	N/A
Non-U.S. Plans
Discount rate	2.1%	2.4%	N/A	N/A
Rate of compensation increase	1.7%	1.8%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2023	2022	2021	2023	2022	2021
U.S. Plans
Discount rate	5.6%	3.0%	2.6%	5.6%	2.9%	2.6%
Rate of compensation increase	2.7%	2.7%	2.7%	N/A	N/A	N/A
Expected return on assets	7.6%	6.3%	6.3%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	0.4%	0.4%	0.4%	N/A	N/A	N/A
Rate of compensation increase	1.3%	1.3%	1.3%	N/A	N/A	N/A
Expected return on assets	1.6%	1.0%	1.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.2 percent for 2024, decreasing each year to a constant rate of 4.5 percent for 2038 and thereafter, subject to the plan’s annual increase limitation.

The Company expects to contribute $1.7 million to its unfunded pension plans and $1.7 million to the postretirement medical plan in 2024. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2024. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2024	$7,165	$1,745
2025	6,455	1,717
2026	9,455	1,689
2027	11,380	1,697
2028	11,270	1,670
Years 2029-2033	67,316	7,974

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
Supplemental information related to the Company's lease activities is as follows (in thousands):

	2023	2022
Operating lease expense	$11,688	$12,307
Operating lease payments	11,903	11,886
Non-cash additions to operating lease assets	6,141	8,859

Additional information related to operating leases is as follows:

	2023	2022
Weighted average remaining lease term (years)	3.1	3.0
Weighted average discount rate	5.13%	3.00%

Variable lease costs and short term lease costs were not significant for the twelve months ended December 29, 2023 and December 30, 2022.

As of December 29, 2023, future maturities of operating lease liabilities were as follows (in thousands):

2024	$8,242
2025	7,339
2026	3,552
2027	1,240
2028	612
Thereafter	616
Total lease payments	$21,601
Present value adjustment	(1,574)
Operating lease liabilities	$20,027

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $156 million at December 29, 2023. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $56 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with non-cancelable terms of more than one year totaled $10 million in 2024, $5 million in 2025, $2 million in 2026 and $1 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $11 million at December 29, 2023. The Company has also guaranteed the debt of its subsidiaries for up to $5 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 29, 2023.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graco Inc. and subsidiaries (the “Company”) as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 20, 2024

Item 9B. Other Information

During the three months ended December 29, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this 2023 Annual Report on Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be held on April 26, 2024 (the “Proxy Statement”), is incorporated herein by reference.

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

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	66
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K filed February 21, 2023.)

4.1	Description of Our Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s 2019 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.2	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.3	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.4	Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2019.)

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

*10.16
Executive Officer Restricted Stock Unit Agreement. Form of agreement used to award restricted stock units to Dale D. Johnson under the Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 26, 2021.)

*10.17	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.18
Key Employee Agreement. Form of agreement used with Chief Executive Officer and other executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 27, 2021.) Key Employee Agreement. Form of agreement to be offered to all persons hired or promoted to be executive officers of the Company after November 30, 2023 where local legal requirements warrant a different form.

*10.19
Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

10.20
Amended and Restated Credit Agreement, dated March 25, 2021, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 26, 2021.)

10.21
Amendment No. 1 to Amended and Restated Credit Agreement, dated May 23, 2023, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed May 23, 2023.)

10.22
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

10.24
Master Note Agreement, dated January 29, 2020, between Graco Inc. and NYL Investors LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 3, 2020.) First Amendment to Master Note Agreement, dated December 16, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 16, 2022.)

11	Statement of Computation of Earnings per share included in Note I on page 55

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

97	Graco Inc. Incentive Recovery Policy

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ Mark W. Sheahan	February 20, 2024
Mark W. Sheahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark W. Sheahan	February 20, 2024
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. Lowe	February 20, 2024
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Christopher D. Knutson	February 20, 2024
Christopher D. Knutson
Executive Vice President, Corporate Controller
(Principal Accounting Officer)

Lee R. Mitau	Director, Chairman of the Board
Heather L. Anfang	Director
Archie C. Black	Director
Brett C. Carter	Director
Eric P. Etchart	Director
Jody H. Feragen	Director
J. Kevin Gilligan	Director
Martha A. Morfitt	Director
Mark W. Sheahan	Director
R. William Van Sant	Director
Kevin J. Wheeler	Director

Mark W. Sheahan, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Mark W. Sheahan	February 20, 2024
Mark W. Sheahan
(For himself and as attorney-in-fact)