Form 10-Q
period 2024-03-29
GRACO INC
filed 2024-04-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2024
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

169,135,876 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 10, 2024.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales	$492,189	$529,646
Cost of products sold	225,992	244,506
Gross Profit	266,197	285,140
Product development	21,872	20,479
Selling, marketing and distribution	66,631	65,383
General and administrative	44,698	42,610
Operating Earnings	132,996	156,668
Interest expense	744	1,347
Other (income) expense, net	(8,078)	(2,029)
Earnings Before Income Taxes	140,330	157,350
Income taxes	18,131	28,184
Net Earnings	$122,199	$129,166
Net Earnings per Common Share
Basic	$0.73	$0.77
Diluted	$0.71	$0.75
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Earnings	$122,199	$129,166
Components of other comprehensive income (loss)
Cumulative translation adjustment	(18,706)	4,975
Pension and postretirement medical liability adjustment	918	1,132
Income taxes - pension and postretirement medical liability adjustment	(237)	(244)
Other comprehensive (loss) income	(18,025)	5,863
Comprehensive Income	$104,174	$135,029
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 29, 2024	December 29, 2023
ASSETS
Current Assets
Cash and cash equivalents	$622,728	$537,951
Accounts receivable, less allowances of $6,100 and $5,300	321,870	354,439
Inventories	459,118	438,349
Other current assets	40,512	35,070
Total current assets	1,444,228	1,365,809
Property, Plant and Equipment, net	751,174	741,713
Goodwill	363,360	370,228
Other Intangible Assets, net	117,850	126,258
Operating Lease Assets	16,573	18,768
Deferred Income Taxes	54,658	61,381
Other Assets	38,982	37,850
Total Assets	$2,786,825	$2,722,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$29,714	$30,036
Trade accounts payable	76,829	72,214
Salaries and incentives	42,020	64,802
Dividends payable	42,942	42,789
Other current liabilities	160,182	185,359
Total current liabilities	351,687	395,200
Retirement Benefits and Deferred Compensation	80,105	80,347
Operating Lease Liabilities	9,458	11,785
Deferred Income Taxes	7,717	8,215
Other Non-current Liabilities	2,209	2,235
Shareholders’ Equity
Common stock	169,125	167,946
Additional paid-in-capital	912,414	863,336
Retained earnings	1,307,130	1,227,938
Accumulated other comprehensive income (loss)	(53,020)	(34,995)
Total shareholders’ equity	2,335,649	2,224,225
Total Liabilities and Shareholders’ Equity	$2,786,825	$2,722,007
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash Flows From Operating Activities
Net Earnings	$122,199	$129,166
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	19,516	17,987
Deferred income taxes	6,041	230
Share-based compensation	10,549	8,914
Change in
Accounts receivable	28,828	(8,519)
Inventories	(23,242)	(18,959)
Trade accounts payable	8,038	(3,802)
Salaries and incentives	(23,186)	(21,303)
Retirement benefits and deferred compensation	1,813	1,156
Other accrued liabilities	(24,103)	(10,787)
Other	(7,530)	(3,254)
Net cash provided by operating activities	118,923	90,829
Cash Flows From Investing Activities
Property, plant and equipment additions	(37,192)	(38,290)
Other	5,572	(352)
Net cash used in investing activities	(31,620)	(38,642)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	233	20,721
Payments of debt issuance costs	—	(6)
Common stock issued	45,368	31,026
Common stock repurchased	—	(7,766)
Taxes paid related to net share settlement of equity awards	(4,611)	(1,225)
Cash dividends paid	(42,854)	(39,431)
Net cash (used in) provided by financing activities	(1,864)	3,319
Effect of exchange rate changes on cash	(662)	611
Net increase in cash and cash equivalents	84,777	56,117
Cash and Cash Equivalents
Beginning of year	537,951	339,196
End of period	$622,728	$395,313
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended March 29, 2024
Balance, December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
Shares issued	1,179	39,578	—	—	40,757
Stock compensation cost	—	9,500	—	—	9,500
Net earnings	—	—	122,199	—	122,199
Dividends declared ($0.2550 per share)	—	—	(43,007)	—	(43,007)
Other comprehensive income (loss)	—	—	—	(18,025)	(18,025)
Balance, March 29, 2024	$169,125	$912,414	$1,307,130	$(53,020)	$2,335,649

Three Months Ended March 31, 2023
Balance, December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	721	29,080	—	—	29,801
Shares repurchased	(115)	(539)	(7,112)	—	(7,766)
Stock compensation cost	—	8,552	—	—	8,552
Net earnings	—	—	129,166	—	129,166
Dividends declared ($0.235 per share)	—	—	(38,925)	—	(38,925)
Other comprehensive income (loss)	—	—	—	5,863	5,863
Balance, March 31, 2023	$168,308	$821,570	$1,059,980	$(63,515)	$1,986,343

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of March 29, 2024 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 29, 2024 and March 31, 2023, and cash flows for the three months ended March 29, 2024 and March 31, 2023 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 29, 2024, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Contractor, Industrial and Process. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales
Contractor	$230,042	$245,971
Industrial	141,991	150,190
Process	120,156	133,485
Total	$492,189	$529,646
Operating Earnings
Contractor	$66,141	$73,772
Industrial	44,801	52,770
Process	35,040	40,565
Unallocated corporate (expense)	(12,986)	(10,439)
Total	$132,996	$156,668

Assets by segment were as follows (in thousands):

	March 29, 2024	December 29, 2023
Contractor	$730,987	$712,224
Industrial	605,991	640,487
Process	553,816	554,753
Unallocated corporate	896,031	814,543
Total	$2,786,825	$2,722,007

Geographic information follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales (based on customer location)
United States	$267,832	$288,989
Other countries	224,357	240,657
Total	$492,189	$529,646

	March 29, 2024	December 29, 2023
Long-lived Assets
United States	$635,154	$622,430
Other countries	116,020	119,283
Total	$751,174	$741,713

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net earnings available to common shareholders	$122,199	$129,166
Weighted average shares outstanding for basic earnings per share	168,490	168,018
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,956	3,658
Weighted average shares outstanding for diluted earnings per share	172,446	171,676
Basic earnings per share	$0.73	$0.77
Diluted earnings per share	$0.71	$0.75

Anti-dilutive shares not included in diluted earnings per share computation	940	3,235

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2023	9,904	$49.09	7,274	$41.46
Granted	918	89.30
Exercised	(900)	28.58
Canceled	(20)	72.29
Outstanding, March 29, 2024	9,902	$54.64	7,096	$45.85

The Company recognized year-to-date share-based compensation of $10.5 million in 2024 and $8.9 million in 2023. As of March 29, 2024, there was $34.5 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 29, 2024	March 31, 2023
Expected life in years	6.6	6.7
Interest rate	4.2%	4.0%
Volatility	26.3%	26.3%
Dividend yield	1.1%	1.3%
Weighted average fair value per share	$28.05	$21.74

Under the Company’s Employee Stock Purchase Plan, the Company issued 330,000 shares in 2024 and 323,000 shares in 2023. The fair value of the employees’ purchase rights under this plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Three Months Ended
	March 29, 2024	March 31, 2023
Expected life in years	1.0	1.0
Interest rate	4.9%	5.1%
Volatility	24.2%	26.4%
Dividend yield	1.1%	1.4%
Weighted average fair value per share	$23.16	$18.04

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Pension Benefits
Service cost	$1,467	$1,464
Interest cost	2,430	3,777
Expected return on assets	(2,444)	(3,975)
Amortization and other	936	440
Net periodic benefit cost	$2,389	$1,706
Postretirement Medical
Service cost	$100	$100
Interest cost	300	210
Amortization	(25)	90
Net periodic benefit cost	$375	$400

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended March 29, 2024
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)
Other comprehensive income (loss) before reclassifications	—	(18,706)	(18,706)
Reclassified to pension cost and deferred tax	681	—	681
Balance, March 29, 2024	$(30,331)	$(22,689)	$(53,020)

Three Months Ended March 31, 2023
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	—	4,975	4,975
Reclassified to pension cost and deferred tax	888	—	888
Balance, March 31, 2023	$(38,846)	$(24,669)	$(63,515)

Amounts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable include trade receivables of $311 million and other receivables of $11 million as of March 29, 2024 and $343 million and $11 million of trade receivables and other receivables, respectively, as of December 29, 2023.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended
	March 29, 2024	March 31, 2023
Balance, beginning	$4,655	$6,130
Additions (reversals) charged to costs and expenses	50	(137)
Deductions from reserves (1)	(32)	(1,820)
Other (deductions) additions (2)	(80)	59
Balance, ending	$4,593	$4,232

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	March 29, 2024	December 29, 2023
Finished products and components	$245,527	$221,847
Products and components in various stages of completion	132,715	131,906
Raw materials and purchased components	198,698	202,294
Subtotal	576,940	556,047
Reduction to LIFO cost	(117,822)	(117,698)
Total	$459,118	$438,349

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 29, 2024
Cost	$191,417	$13,832	$1,300	$62,633	$269,182
Accumulated amortization	(131,933)	(8,640)	(619)	—	(141,192)
Foreign currency translation	(8,839)	(368)	—	(933)	(10,140)
Book value	$50,645	$4,824	$681	$61,700	$117,850
Weighted average life in years	13	9	6	N/A

As of December 29, 2023
Cost	$191,417	$14,174	$1,300	$62,633	$269,524
Accumulated amortization	(128,248)	(8,547)	(561)	—	(137,356)
Foreign currency translation	(7,591)	(344)	—	2,025	(5,910)
Book value	$55,578	$5,283	$739	$64,658	$126,258
Weighted average life in years	13	9	6	N/A

Amortization of intangibles for the year to date was $4.2 million in 2024 and $4.5 million in 2023. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Thereafter
Estimated Amortization Expense	$12,256	$15,939	$9,090	$6,378	$4,229	$8,258

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 29, 2023	$77,542	$143,132	$149,554	$370,228
Foreign currency translation	(333)	(6,331)	(204)	(6,868)
Balance, March 29, 2024	$77,209	$136,801	$149,350	$363,360

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	March 29, 2024	December 29, 2023
Accrued self-insurance retentions	$8,792	$8,654
Accrued warranty and service liabilities	14,756	15,408
Accrued trade promotions	9,161	14,312
Payable for employee stock purchases	1,730	16,639
Customer advances and deferred revenue	48,480	51,578
Income taxes payable	12,121	9,837
Tax payable, other	14,744	12,289
Right of return refund liability	18,081	17,826
Operating lease liabilities, current	7,785	8,242
Other	24,532	30,574
Total	$160,182	$185,359

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 29, 2023	$15,408
Charged to expense	2,291
Margin on parts sales reversed	872
Reductions for claims settled	(3,815)
Balance, March 29, 2024	$14,756

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three months ended March 29, 2024, we recognized $28.7 million that was included in deferred revenue at December 29, 2023. During the three months ended March 31, 2023, we recognized $20.6 million that was included in deferred revenue at December 30, 2022.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 29, 2024	December 29, 2023
Assets
Cash surrender value of life insurance	2	$23,634	$22,255
Forward exchange contracts	2	349	—
Total assets at fair value		$23,983	$22,255
Liabilities
Contingent consideration	3	$—	$1,375
Deferred compensation	2	7,016	6,445
Forward exchange contracts	2	—	422
Total liabilities at fair value		$7,016	$8,242

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	Mar 29, 2024	Mar 31, 2023	% Change
Net Sales	$492.2	$529.6	(7)%
Operating Earnings	133.0	156.7	(15)%
Net Earnings	122.2	129.2	(5)%
Net Earnings, adjusted (1)	112.6	126.6	(11)%
Diluted Net Earnings per Common Share	$0.71	$0.75	(5)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.65	$0.74	(12)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Net sales for the quarter decreased 7 percent from the comparable period last year, with decreases in all segments. Regionally, sales decreased in the Americas and Asia Pacific and were up modestly in EMEA.
Operating earnings for the quarter decreased 15 percent compared to last year, as an improved gross profit margin rate was unable to offset lower sales volume and higher operating expenses.
Net earnings decreased 5 percent for the quarter from the comparable period last year, as increased interest income and lower interest expense softened the decrease in operating earnings. On an adjusted basis, net earnings decreased 11 percent.

Excluding the impacts of excess tax benefits from stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	March 29, 2024	March 31, 2023

Earnings before income taxes	$140.3	$157.4

Income taxes, as reported	$18.1	$28.2
Excess tax benefit from option exercises	9.6	2.6
Income taxes, adjusted	$27.7	$30.8

Effective income tax rate
As reported	12.9%	17.9%
Adjusted	19.8%	19.5%

Net Earnings, as reported	$122.2	$129.2
Excess tax benefit from option exercises	(9.6)	(2.6)
Net Earnings, adjusted	$112.6	$126.6

Weighted Average Diluted Shares	172.4	171.7
Diluted Earnings per Share
As reported	$0.71	$0.75
Adjusted	$0.65	$0.74

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales	100.0%	100.0%
Cost of products sold	45.9	46.2
Gross Profit	54.1	53.8
Product development	4.4	3.9
Selling, marketing and distribution	13.5	12.3
General and administrative	9.1	8.0
Operating Earnings	27.1	29.6
Interest expense	0.2	0.3
Other (income) expense, net	(1.6)	(0.4)
Earnings Before Income Taxes	28.5	29.7
Income taxes	3.7	5.3
Net Earnings	24.8%	24.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Americas(1)	$306.5	$331.9
EMEA(2)	111.1	108.8
Asia Pacific	74.6	88.9
Consolidated	$492.2	$529.6
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(8)%	0%	0%	(8)%
EMEA	0%	0%	2%	2%
Asia Pacific	(14)%	0%	(2)%	(16)%
Consolidated	(7)%	0%	0%	(7)%

Gross Profit

Gross profit margin rate for the quarter improved slightly from the comparable period last year. The favorable effect of realized price increases more than offset unfavorable product and channel mix.

Operating Expenses

Total operating expenses for the quarter increased $5 million (4 percent) compared to last year, including approximately $3 million (2 percentage points) of increased unallocated corporate operating expense (mostly from incremental share-based compensation) and $1 million (1 percentage point) of increases in product development spending.

Other (Income) Expense

Other income for the quarter increased $6 million from the comparable period last year, largely due to increased interest income of approximately $4 million.
Income Taxes

The effective income tax rate was 13 percent, down approximately 5 percentage points from last year. The decrease was due primarily to an increase in excess tax benefits related to stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales
Americas	$165.5	$184.1
EMEA	46.4	42.1
Asia Pacific	18.1	19.7
Total	$230.0	$245.9
Operating earnings as a percentage of net sales	29%	30%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(10)%	0%	0%	(10)%
EMEA	9%	0%	1%	10%
Asia Pacific	(4)%	0%	(4)%	(8)%
Segment Total	(6)%	0%	0%	(6)%

Continued weakness in North American construction markets led to a 6 percent decrease in sales for the quarter compared to last year. Unfavorable product and channel mix and increased spending related to product development resulted in a 1 percentage point decrease in the operating margin rate for the quarter. Improved price realization and lower product costs were unable to offset the decline in the operating margin rate.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales
Americas	$61.6	$63.3
EMEA	47.2	48.1
Asia Pacific	33.2	38.8
Total	$142.0	$150.2
Operating earnings as a percentage of net sales	32%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(3)%	0%	0%	(3)%
EMEA	(4)%	0%	2%	(2)%
Asia Pacific	(12)%	0%	(3)%	(15)%
Segment Total	(5)%	0%	0%	(5)%

Industrial segment sales decreased in all regions for the quarter from the comparable period last year, including a double-digit decrease in Asia Pacific, where economic activity weakened compared to last year. The decline was partially offset by an increase in powder finishing system sales in the Americas. The first quarter operating margin rate for this segment deceased 3 percentage points compared to last year, mainly due to the unfavorable effects of product and channel mix and expense leverage.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Sales
Americas	$79.4	$84.5
EMEA	17.5	18.6
Asia Pacific	23.3	30.4
Total	$120.2	$133.5
Operating earnings as a percentage of net sales	29%	30%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(6)%	0%	0%	(6)%
EMEA	(8)%	0%	2%	(6)%
Asia Pacific	(22)%	0%	(1)%	(23)%
Segment Total	(10)%	0%	0%	(10)%

Process segment sales decreased in all regions for the quarter compared to last year primarily due to weakness in the semiconductor product application. The operating margin rate for this segment decreased approximately 1 percentage point in the quarter from the comparable period last year as price realization was more than offset by unfavorable expense leverage on lower sales volume.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $119 million in the first quarter of 2024 compared to $91 million in 2023. Decreases in accounts receivable, reflective of a decline in business activity in 2024, drove most of the increase. Significant uses of cash in the first quarter of 2024 included plant and equipment additions of $37 million and dividend payments of $43 million. Net proceeds from shares issued totaled $41 million.

For the first three months of 2023, significant uses of cash included plant and equipment additions of $38 million and dividend payments of $39 million. Net proceeds from shares issued totaled $30 million, which was partially offset by share repurchases of $8 million.

As of March 29, 2024, the Company had available liquidity of $1,398 million, including cash and cash equivalents of $623 million, of which $167 million was held outside of the U.S., and available credit under existing committed credit facilities of $775 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2024 are expected to be approximately $120 million, including $70 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook
The Company continues to target low single-digit sales growth for 2024 on an organic constant-currency basis.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2023 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial and industrial activity worldwide; changes in currency translation rates; Russia’s invasion of Ukraine and other political instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; and costs associated with legal proceedings. Please refer to Item 1A of our Annual Report on Form 10-K for fiscal year 2023 and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company’s 2023 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2023 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 30, 2023 - January 26, 2024	—	$—	—	13,549,640
January 27, 2024 - February 23, 2024	—	$—	—	13,549,640
February 24, 2024 - March 29, 2024	—	$—	—	13,549,640

Item 5.Other Information

During the three months ended March 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 24, 2024.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 24, 2024	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2024	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 24, 2024	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Executive Vice President, Corporate Controller
(Principal Accounting Officer)