Form 10-Q
period 2024-06-28
GRACO INC
filed 2024-07-24
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2024
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

168,931,354 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 10, 2024.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales	$553,243	$559,644	$1,045,432	$1,089,290
Cost of products sold	252,389	268,229	478,381	512,735
Gross Profit	300,854	291,415	567,051	576,555
Product development	21,897	21,286	43,769	41,765
Selling, marketing and distribution	69,001	68,380	135,632	133,763
General and administrative	48,597	44,697	93,295	87,307
Operating Earnings	161,359	157,052	294,355	313,720
Interest expense	634	1,798	1,378	3,145
Other (income) expense, net	(4,453)	(4,365)	(12,531)	(6,394)
Earnings Before Income Taxes	165,178	159,619	305,508	316,969
Income taxes	32,200	25,351	50,331	53,535
Net Earnings	$132,978	$134,268	$255,177	$263,434
Net Earnings per Common Share
Basic	$0.79	$0.80	$1.51	$1.56
Diluted	$0.77	$0.78	$1.48	$1.53
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Earnings	$132,978	$134,268	$255,177	$263,434
Components of other comprehensive income (loss)
Cumulative translation adjustment	(811)	4,553	(19,517)	9,528
Pension and postretirement medical liability adjustment	1,304	1,195	2,222	2,327
Income taxes - pension and postretirement medical liability adjustment	(352)	(264)	(589)	(508)
Other comprehensive income (loss)	141	5,484	(17,884)	11,347
Comprehensive Income	$133,119	$139,752	$237,293	$274,781
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 28, 2024	December 29, 2023
ASSETS
Current Assets
Cash and cash equivalents	$666,006	$537,951
Accounts receivable, less allowances of $5,800 and $5,300	350,622	354,439
Inventories	457,604	438,349
Other current assets	50,000	35,070
Total current assets	1,524,232	1,365,809
Property, Plant and Equipment, net	767,722	741,713
Goodwill	363,537	370,228
Other Intangible Assets, net	113,979	126,258
Operating Lease Assets	16,561	18,768
Deferred Income Taxes	51,971	61,381
Other Assets	41,895	37,850
Total Assets	$2,879,897	$2,722,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$30,040	$30,036
Trade accounts payable	75,268	72,214
Salaries and incentives	49,816	64,802
Dividends payable	43,095	42,789
Other current liabilities	164,116	185,359
Total current liabilities	362,335	395,200
Retirement Benefits and Deferred Compensation	80,285	80,347
Operating Lease Liabilities	9,751	11,785
Deferred Income Taxes	6,947	8,215
Other Non-current Liabilities	2,094	2,235
Shareholders’ Equity
Common stock	168,927	167,946
Additional paid-in-capital	922,203	863,336
Retained earnings	1,380,234	1,227,938
Accumulated other comprehensive loss	(52,879)	(34,995)
Total shareholders’ equity	2,418,485	2,224,225
Total Liabilities and Shareholders’ Equity	$2,879,897	$2,722,007
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash Flows From Operating Activities
Net Earnings	$255,177	$263,434
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	39,325	36,117
Deferred income taxes	7,677	7,650
Share-based compensation	20,105	18,417
Change in
Accounts receivable	(1,373)	(17,421)
Inventories	(22,221)	(184)
Trade accounts payable	10,645	(8,243)
Salaries and incentives	(15,482)	(10,179)
Retirement benefits and deferred compensation	3,193	1,953
Other accrued liabilities	(28,649)	(5,728)
Other	(10,475)	(3,493)
Net cash provided by operating activities	257,922	282,323
Cash Flows From Investing Activities
Property, plant and equipment additions	(73,449)	(92,232)
Other	5,568	(940)
Net cash used in investing activities	(67,881)	(93,172)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	712	28,966
Payments of debt issuance costs	—	(1,025)
Common stock issued	46,802	52,053
Common stock repurchased	(17,761)	(7,766)
Taxes paid related to net share settlement of equity awards	(4,612)	(1,225)
Cash dividends paid	(85,983)	(78,991)
Net cash used in financing activities	(60,842)	(7,988)
Effect of exchange rate changes on cash	(1,144)	274
Net increase in cash and cash equivalents	128,055	181,437
Cash and Cash Equivalents
Beginning of year	537,951	339,196
End of period	$666,006	$520,633
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended June 28, 2024
Balance, March 29, 2024	$169,125	$912,414	$1,307,130	$(53,020)	$2,335,649
Shares issued	26	1,407	—	—	1,433
Shares repurchased	(224)	(946)	(16,591)	—	(17,761)
Stock compensation cost	—	9,328	—	—	9,328
Net earnings	—	—	132,978	—	132,978
Dividends declared ($0.255 per share)	—	—	(43,283)	—	(43,283)
Other comprehensive income (loss)	—	—	—	141	141
Balance, June 28, 2024	$168,927	$922,203	$1,380,234	$(52,879)	$2,418,485

Six Months Ended June 28, 2024
Balance, December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
Shares issued	1,205	40,985	—	—	42,190
Shares repurchased	(224)	(946)	(16,591)	—	(17,761)
Stock compensation cost	—	18,828	—	—	18,828
Net earnings	—	—	255,177	—	255,177
Dividends declared ($0.510 per share)	—	—	(86,290)	—	(86,290)
Other comprehensive income (loss)	—	—	—	(17,884)	(17,884)
Balance, June 28, 2024	$168,927	$922,203	$1,380,234	$(52,879)	$2,418,485

Three Months Ended June 30, 2023
Balance, March 31, 2023	$168,308	$821,570	$1,059,980	$(63,515)	$1,986,343
Shares issued	677	20,350	—	—	21,027
Stock compensation cost	—	8,980	—	—	8,980
Net earnings	—	—	134,268	—	134,268
Dividends declared ($0.235 per share)	—	—	(39,795)	—	(39,795)
Other comprehensive income (loss)	—	—	—	5,484	5,484
Balance, June 30, 2023	$168,985	$850,900	$1,154,453	$(58,031)	$2,116,307

Six Months Ended June 30, 2023
Balance, December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	1,398	49,430	—	—	50,828
Shares repurchased	(115)	(539)	(7,112)	—	(7,766)
Stock compensation cost	—	17,532	—	—	17,532
Net earnings	—	—	263,434	—	263,434
Dividends declared ($0.470 per share)	—	—	(78,720)	—	(78,720)
Other comprehensive income (loss)	—	—	—	11,347	11,347
Balance, June 30, 2023	$168,985	$850,900	$1,154,453	$(58,031)	$2,116,307
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of June 28, 2024 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 28, 2024 and June 30, 2023, and cash flows for the six months ended June 28, 2024 and June 30, 2023 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 28, 2024, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023 ( the "2023 Annual Report").

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Contractor, Industrial and Process. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales
Contractor	$269,638	$255,648	$499,680	$501,619
Industrial	155,708	163,523	297,699	313,713
Process	127,897	140,473	248,053	273,958
Total	$553,243	$559,644	$1,045,432	$1,089,290
Operating Earnings
Contractor	$84,362	$68,868	$150,503	$142,640
Industrial	52,720	55,887	97,521	108,657
Process	37,279	43,620	72,319	84,185
Unallocated corporate (expense)	(13,002)	(11,323)	(25,988)	(21,762)
Total	$161,359	$157,052	$294,355	$313,720

Assets by segment were as follows (in thousands):

	June 28, 2024	December 29, 2023
Contractor	$756,733	$712,224
Industrial	612,236	640,487
Process	545,857	554,753
Unallocated corporate	965,071	814,543
Total	$2,879,897	$2,722,007

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales (based on customer location)
United States	$315,095	$301,953	$582,927	$590,942
Other countries	238,148	257,691	462,505	498,348
Total	$553,243	$559,644	$1,045,432	$1,089,290

	June 28, 2024	December 29, 2023
Long-lived Assets
United States	$645,033	$622,430
Other countries	122,689	119,283
Total	$767,722	$741,713

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net earnings available to common shareholders	$132,978	$134,268	$255,177	$263,434
Weighted average shares outstanding for basic earnings per share	169,100	168,683	168,795	168,351
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,386	3,868	3,671	3,763
Weighted average shares outstanding for diluted earnings per share	172,486	172,551	172,466	172,114
Basic earnings per share	$0.79	$0.80	$1.51	$1.56
Diluted earnings per share	$0.77	$0.78	$1.48	$1.53

Anti-dilutive shares not included in diluted earnings per share computation	1,199	1,868	2,139	2,206

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2023	9,904	$49.09	7,274	$41.46
Granted	925	80.28
Exercised	(923)	42.10
Canceled	(40)	74.66
Outstanding, June 28, 2024	9,866	$54.65	7,176	$46.17

The Company recognized year-to-date share-based compensation expense of $20.1 million in 2024 and $18.4 million in 2023. As of June 28, 2024, there was $26.4 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 28, 2024	June 30, 2023
Expected life in years	6.6	6.7
Interest rate	4.2%	4.0%
Volatility	26.3%	26.3%
Dividend yield	1.1%	1.3%
Weighted average fair value per share	$28.03	$21.76

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

	Six Months Ended
	June 28, 2024	June 30, 2023
Expected life in years	1.0	1.0
Interest rate	4.9%	5.1%
Volatility	24.2%	26.4%
Dividend yield	1.1%	1.4%
Weighted average fair value per share	$23.16	$18.04

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Pension Benefits
Service cost	$1,253	$1,467	$2,720	$2,931
Interest cost	2,204	3,798	4,634	7,575
Expected return on assets	(2,623)	(3,980)	(5,067)	(7,955)
Amortization and other	707	415	1,643	855
Net periodic benefit cost	$1,541	$1,700	$3,930	$3,406
Postretirement Medical
Service cost	$67	$100	$167	$200
Interest cost	256	210	556	420
Amortization	(28)	90	(53)	180
Net periodic benefit cost	$295	$400	$670	$800

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended June 28, 2024
Balance, March 29, 2024	$(30,331)	$(22,689)	$(53,020)
Other comprehensive income (loss) before reclassifications	—	(811)	(811)
Reclassified to pension cost and deferred tax	952	—	952
Balance, June 28, 2024	$(29,379)	$(23,500)	$(52,879)

Six Months Ended June 28, 2024
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)
Other comprehensive income (loss) before reclassifications	—	(19,517)	(19,517)
Reclassified to pension cost and deferred tax	1,633	—	1,633
Balance, June 28, 2024	$(29,379)	$(23,500)	$(52,879)

Three Months Ended June 30, 2023
Balance, March 31, 2023	$(38,846)	$(24,669)	$(63,515)
Other comprehensive income (loss) before reclassifications	—	4,553	4,553
Reclassified to pension cost and deferred tax	931	—	931
Balance, June 30, 2023	$(37,915)	$(20,116)	$(58,031)

Six Months Ended June 30, 2023
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	—	9,528	9,528
Reclassified to pension cost and deferred tax	1,819	—	1,819
Balance, June 30, 2023	$(37,915)	$(20,116)	$(58,031)

Amoun

ts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable include trade receivables of $338.8 million and other receivables of $11.8 million as of June 28, 2024 and $343.0 million and $11.4 million of trade receivables and other receivables, respectively, as of December 29, 2023.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Balance, beginning	$4,593	$4,232	$4,655	$6,130
Additions charged to costs and expenses	455	417	505	280
Deductions from reserves (1)	(135)	(449)	(167)	(2,269)
Other (deductions) additions (2)	(28)	(1)	(108)	58
Balance, ending	$4,885	$4,199	$4,885	$4,199

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	June 28, 2024	December 29, 2023
Finished products and components	$243,110	$221,847
Products and components in various stages of completion	124,741	131,906
Raw materials and purchased components	207,142	202,294
Subtotal	574,993	556,047
Reduction to LIFO cost	(117,389)	(117,698)
Total	$457,604	$438,349

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 28, 2024
Cost	$191,417	$14,174	$1,300	$62,633	$269,524
Accumulated amortization	(135,516)	(9,423)	(677)	—	(145,616)
Foreign currency translation	(8,865)	(375)	—	(689)	(9,929)
Book value	$47,036	$4,376	$623	$61,944	$113,979
Weighted average life in years	13	9	6	N/A

As of December 29, 2023
Cost	$191,417	$14,174	$1,300	$62,633	$269,524
Accumulated amortization	(128,248)	(8,547)	(561)	—	(137,356)
Foreign currency translation	(7,591)	(344)	—	2,025	(5,910)
Book value	$55,578	$5,283	$739	$64,658	$126,258
Weighted average life in years	13	9	6	N/A

Amortization of intangibles for the second quarter was $4.1 million in 2024 and $4.4 million in 2023, and for the year to date was $8.3 million in 2024 and $8.9 million in 2023. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Thereafter
Estimated Amortization Expense	$8,105	$15,964	$9,092	$6,372	$4,222	$8,280

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 29, 2023	$77,542	$143,132	$149,554	$370,228
Foreign currency translation	(447)	(6,063)	(181)	(6,691)
Balance, June 28, 2024	$77,095	$137,069	$149,373	$363,537

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	June 28, 2024	December 29, 2023
Accrued self-insurance retentions	$8,918	$8,654
Accrued warranty and service liabilities	14,534	15,408
Accrued trade promotions	11,507	14,312
Payable for employee stock purchases	8,079	16,639
Customer advances and deferred revenue	51,412	51,578
Income taxes payable	6,899	9,837
Tax payable, other	10,317	12,289
Right of return refund liability	17,536	17,826
Operating lease liabilities, current	7,247	8,242
Other	27,667	30,574
Total	$164,116	$185,359

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 29, 2023	$15,408
Charged to expense	4,620
Margin on parts sales reversed	1,649
Reductions for claims settled	(7,143)
Balance, June 28, 2024	$14,534

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and six months ended June 28, 2024, we recognized $13.4 million and $42.1 million, respectively, that was included in deferred revenue at December 29, 2023. During the three and six months ended June 30, 2023, we recognized $16.0 million and $36.6 million, respectively, that were included in deferred revenue at December 30, 2022.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 28, 2024	December 29, 2023
Assets
Cash surrender value of life insurance	2	$23,571	$22,255
Forward exchange contracts	2	398	—
Total assets at fair value		$23,969	$22,255
Liabilities
Contingent consideration	3	$—	$1,375
Deferred compensation	2	7,284	6,445
Forward exchange contracts	2	—	422
Total liabilities at fair value		$7,284	$8,242

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	Jun 28, 2024	Jun 30, 2023	% Change	Jun 28, 2024	Jun 30, 2023	% Change
Net Sales	$553.2	$559.6	(1)%	$1,045.4	$1,089.3	(4)%
Operating Earnings	161.4	157.1	3%	294.4	313.7	(6)%
Net Earnings	133.0	134.3	(1)%	255.2	263.4	(3)%
Net Earnings, adjusted (1)	132.2	128.8	3%	244.8	255.3	(4)%
Diluted Net Earnings per Common Share	$0.77	$0.78	(1)%	$1.48	$1.53	(3)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.77	$0.75	3%	$1.42	$1.48	(4)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Net sales for the second quarter decreased 1 percent from the comparable period last year. Sales growth in the Contractor segment was unable to offset declines in the Industrial and Process segments. Regionally, sales decreased in EMEA and Asia Pacific and increased in the Americas. Changes in currency translation rates decreased worldwide net sales by $3 million for the quarter and $4 million for the year to date.
Operating earnings for the second quarter increased 3 percent from the comparable period last year, as an improved gross profit margin rate offset lower sales volume and higher operating expenses.
Net earnings for the second quarter decreased 1 percent from the comparable period last year as higher operating earnings and lower interest expense were unable to offset the impact of a higher effective income tax rate. On an adjusted basis, net earnings increased 3 percent.

Excluding the impacts of excess tax benefits from stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Earnings before income taxes	$165.2	$159.6	$305.5	$317.0

Income taxes, as reported	$32.2	$25.4	$50.3	$53.5
Excess tax benefit from option exercises	0.8	5.5	10.4	8.1
Income taxes, adjusted	$33.0	$30.9	$60.7	$61.6

Effective income tax rate
As reported	19.5%	15.9%	16.5%	16.9%
Adjusted	20.0%	19.4%	19.9%	19.4%

Net Earnings, as reported	$133.0	$134.3	$255.2	$263.4
Excess tax benefit from option exercises	(0.8)	(5.5)	(10.4)	(8.1)
Net Earnings, adjusted	$132.2	$128.8	$244.8	$255.3

Weighted Average Diluted Shares	172.5	172.6	172.5	172.1
Diluted Earnings per Share
As reported	$0.77	$0.78	$1.48	$1.53
Adjusted	$0.77	$0.75	$1.42	$1.48

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	45.6	47.9	45.8	47.1
Gross Profit	54.4	52.1	54.2	52.9
Product development	4.0	3.8	4.1	3.8
Selling, marketing and distribution	12.5	12.2	13.0	12.3
General and administrative	8.8	8.0	8.9	8.0
Operating Earnings	29.2	28.1	28.2	28.8
Interest expense	0.1	0.3	0.1	0.3
Other (income) expense, net	(0.8)	(0.8)	(1.1)	(0.6)
Earnings Before Income Taxes	29.9	28.5	29.2	29.1
Income taxes	5.8	4.5	4.7	4.9
Net Earnings	24.0%	24.0%	24.4%	24.2%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Americas(1)	$364.3	$345.8	$670.8	$677.7
EMEA(2)	108.7	115.7	219.8	224.6
Asia Pacific	80.2	98.1	154.8	187.0
Consolidated	$553.2	$559.6	$1,045.4	$1,089.3
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	0%	5%	(1)%	0%	0%	(1)%
EMEA	(5)%	0%	(1)%	(6)%	(3)%	0%	1%	(2)%
Asia Pacific	(16)%	0%	(2)%	(18)%	(15)%	0%	(2)%	(17)%
Consolidated	(1)%	0%	0%	(1)%	(4)%	0%	0%	(4)%

Gross Profit

Gross profit margin rate improved 2 percentage points for the second quarter and 1 percentage point for the year to date from the comparable periods last year mostly due to lower product costs and realized price increases.

Operating Expenses

Total operating expenses for the second quarter were $5 million (4 percent) higher than the second quarter last year. The increase for the quarter included approximately $3 million of expenses associated with the relocation to a new distribution center and $2 million related to product development, growth initiatives and other corporate items. Year-to-date operating expenses increased $10 million (4 percent) compared to the first half last year. The increase included $5 million related to product development, growth initiatives and other corporate items, $3 million associated with the distribution center relocation, and $2 million of incremental share-based compensation. Operating expense rate-related increases of approximately 3 percent for both the quarter and year to date were mostly offset by reductions in sales and earnings-based expenses.

Interest and Other (Income) Expense

Interest expense was $1 million lower for the second quarter and $2 million lower for the year to date compared to the same periods last year as private placement debt was repaid in the third quarter of 2023. Other income was flat for the quarter and increased $6 million year to date from the comparable periods last year. The year-to-date increase was largely due to increased interest income.
Income Taxes

The effective income tax rate was up 4 percentage points to 20 percent for the second quarter and down 1 percentage point to 16 percent for the year to date from the comparable periods last year due primarily to variations in excess tax benefits related to stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales
Americas	$204.9	$188.4	$370.5	$372.5
EMEA	44.7	48.4	91.1	90.6
Asia Pacific	20.0	18.8	38.1	38.5
Total	$269.6	$255.6	$499.7	$501.6
Operating earnings as a percentage of net sales	31%	27%	30%	28%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	9%	0%	0%	9%	(1)%	0%	0%	(1)%
EMEA	(7)%	0%	(1)%	(8)%	0%	0%	1%	1%
Asia Pacific	10%	0%	(3)%	7%	3%	0%	(4)%	(1)%
Segment Total	6%	0%	(1)%	5%	0%	0%	0%	0%

Favorable response from new product offerings led to a 5 percent increase in net sales for the second quarter. Net sales were flat for the year to date as favorable response from new product offerings offset softness in worldwide construction markets. The operating margin rate increased 4 percentage points for the quarter driven by lower product costs and price realization. For the year to date, lower product costs and price realization were partially offset by higher expenses, particularly in new product development, resulting in a 2 percentage point increase to the operating margin rate.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales
Americas	$72.5	$65.7	$134.1	$129.0
EMEA	47.5	49.1	94.7	97.2
Asia Pacific	35.7	48.7	68.9	87.5
Total	$155.7	$163.5	$297.7	$313.7
Operating earnings as a percentage of net sales	34%	34%	33%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	10%	0%	0%	10%	4%	0%	0%	4%
EMEA	(2)%	0%	(1)%	(3)%	(3)%	0%	0%	(3)%
Asia Pacific	(25)%	0%	(2)%	(27)%	(19)%	0%	(2)%	(21)%
Segment Total	(4)%	0%	(1)%	(5)%	(5)%	0%	0%	(5)%

Industrial segment net sales decreased 5 percent for the second quarter and year to date, as growth in the Americas was more than offset by double-digit declines in Asia Pacific. The operating margin rate was flat for the quarter and decreased 2 percentage points for the year to date. The favorable effects of product and channel mix was able to offset higher expenses for the quarter, but unable to offset higher expenses for the year to date. Changes in foreign currency translation rates further reduced the operating margin rate for the year to date.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Sales
Americas	$86.9	$91.7	$166.2	$176.2
EMEA	16.5	18.2	34.0	36.8
Asia Pacific	24.5	30.6	47.8	61.0
Total	$127.9	$140.5	$248.0	$274.0
Operating earnings as a percentage of net sales	29%	31%	29%	31%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(5)%	0%	0%	(5)%	(6)%	0%	0%	(6)%
EMEA	(9)%	0%	0%	(9)%	(8)%	0%	0%	(8)%
Asia Pacific	(19)%	0%	(1)%	(20)%	(20)%	0%	(2)%	(22)%
Segment Total	(9)%	0%	0%	(9)%	(9)%	0%	0%	(9)%
Process segment net sales decreased 9 percent for both the second quarter and year to date, as sales decreased in most product applications. Weakness in the semiconductor and industrial lubrication product applications was notable for both the quarter and year to date. The operating margin rate for this segment decreased approximately 2 percentage points for the quarter and year to date due primarily to unfavorable expense leverage on lower sales volume.
Liquidity and Capital Resources

Net cash provided by operating activities totaled $258 million in the first six months of 2024 compared to $282 million in 2023. Lower net earnings and increased inventory purchases in 2024 drove most of the decrease. Inventory levels increased in 2024 primarily due to the effect of new product offerings. Significant uses of cash in the first half of 2024 included plant and equipment additions of $73 million and dividend payments of $86 million. Net proceeds from shares issued totaled $42 million, which were partially offset by share repurchases of $18 million.

In the first half of 2023, significant uses of cash included plant and equipment additions of $92 million and dividend payments of $79 million. Net proceeds from shares issued totaled $51 million, which was partially offset by share repurchases of $8 million.

As of June 28, 2024, the Company had available liquidity of $1,441 million, including cash and cash equivalents of $666 million, of which $226 million was held outside of the U.S., and available credit under existing committed credit facilities of $775 million.

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

Outlook
Given the slow first half of the year in both the Industrial and Process segments, we lowered our full-year 2024 worldwide outlook to low single-digit sales decline on an organic, constant currency basis. While overall economic conditions are challenging, particularly in Asia Pacific, we continue to pursue our proven growth strategies and invest in our businesses.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial and industrial activity worldwide; changes in currency translation rates; international and domestic political instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; and costs associated with legal proceedings. Please refer to Item 1A of our 2023 Annual Report and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the Company's 2023 Annual Report.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2023 Annual Report.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
March 30, 2023 - April 26, 2024	—	$—	—	13,549,640
April 27, 2024 - May 31, 2024	—	$—	—	13,549,640
June 1, 2024 - June 28, 2024	223,943	$78.74	—	13,325,697

Item 5.Other Information

During the three months ended June 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).
10.1	Graco Inc. Amended and Restated 2019 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed March 13, 2024.)

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 24, 2024.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 24, 2024	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2024	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 24, 2024	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Executive Vice President, Corporate Controller
(Principal Accounting Officer)