Form 10-Q
period 2024-09-27
GRACO INC
filed 2024-10-23
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2024
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

168,849,576 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 9, 2024.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales	$519,212	$539,672	$1,564,644	$1,628,962
Cost of products sold	243,082	255,148	721,463	767,883
Gross Profit	276,130	284,524	843,181	861,079
Product development	21,306	19,817	65,076	61,582
Selling, marketing and distribution	65,143	60,495	200,773	194,258
General and administrative	43,958	41,823	137,252	129,130
Contingent consideration	—	(8,600)	—	(8,600)
Impairment	—	7,800	—	7,800
Operating Earnings	145,723	163,189	440,080	476,909
Interest expense	656	1,391	2,034	4,536
Other income, net	(6,225)	(2,483)	(18,756)	(8,877)
Earnings Before Income Taxes	151,292	164,281	456,802	481,250
Income taxes	29,095	31,158	79,426	84,693
Net Earnings	$122,197	$133,123	$377,376	$396,557
Net Earnings per Common Share
Basic	$0.72	$0.79	$2.24	$2.35
Diluted	$0.71	$0.77	$2.19	$2.30
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Earnings	$122,197	$133,123	$377,376	$396,557
Components of other comprehensive income (loss)
Cumulative translation adjustment	19,491	(9,022)	(26)	506
Pension and postretirement medical liability adjustment	(268)	1,100	1,954	3,427
Income taxes - pension and postretirement medical liability adjustment	66	(252)	(523)	(760)
Other comprehensive income (loss)	19,289	(8,174)	1,405	3,173
Comprehensive Income	$141,486	$124,949	$378,781	$399,730
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 27, 2024	December 29, 2023
ASSETS
Current Assets
Cash and cash equivalents	$764,453	$537,951
Accounts receivable, less allowances of $6,200 and $5,300	354,999	354,439
Inventories	440,917	438,349
Other current assets	52,126	35,070
Total current assets	1,612,495	1,365,809
Property, Plant and Equipment, net	766,698	741,713
Goodwill	374,462	370,228
Other Intangible Assets, net	116,964	126,258
Operating Lease Assets	16,310	18,768
Deferred Income Taxes	45,173	61,381
Other Assets	43,541	37,850
Total Assets	$2,975,643	$2,722,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$30,178	$30,036
Trade accounts payable	61,777	72,214
Salaries and incentives	56,650	64,802
Dividends payable	43,044	42,789
Other current liabilities	168,724	185,359
Total current liabilities	360,373	395,200
Retirement Benefits and Deferred Compensation	82,858	80,347
Operating Lease Liabilities	9,494	11,785
Deferred Income Taxes	7,115	8,215
Other Non-current Liabilities	2,509	2,235
Shareholders’ Equity
Common stock	168,829	167,946
Additional paid-in-capital	930,924	863,336
Retained earnings	1,447,131	1,227,938
Accumulated other comprehensive loss	(33,590)	(34,995)
Total shareholders’ equity	2,513,294	2,224,225
Total Liabilities and Shareholders’ Equity	$2,975,643	$2,722,007
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Cash Flows From Operating Activities
Net Earnings	$377,376	$396,557
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	62,054	54,179
Deferred income taxes	14,646	14,910
Share-based compensation	27,312	25,456
Contingent consideration	—	(8,600)
Impairment	—	7,800
Change in
Accounts receivable	(460)	(7,229)
Inventories	(1,871)	19,227
Trade accounts payable	(2,133)	(8,411)
Salaries and incentives	(9,901)	(2,993)
Retirement benefits and deferred compensation	4,525	2,955
Other accrued liabilities	(27,977)	(1,840)
Other	(7,085)	(641)
Net cash provided by operating activities	436,486	491,370
Cash Flows From Investing Activities
Property, plant and equipment additions	(92,788)	(145,626)
Acquisition of businesses, net of cash acquired	(7,750)	—
Other	5,322	(694)
Net cash used in investing activities	(95,216)	(146,320)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit, net	(338)	9,125
Payments on long-term debt	—	(75,000)
Payments of debt issuance costs	—	(1,025)
Common stock issued	50,002	55,492
Common stock repurchased	(31,350)	(27,057)
Taxes paid related to net share settlement of equity awards	(4,612)	(1,225)
Cash dividends paid	(129,026)	(118,710)
Net cash used in financing activities	(115,324)	(158,400)
Effect of exchange rate changes on cash	556	(61)
Net increase in cash and cash equivalents	226,502	186,589
Cash and Cash Equivalents
Beginning of year	537,951	339,196
End of period	$764,453	$525,785
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended September 27, 2024
Balance, June 28, 2024	$168,927	$922,203	$1,380,234	$(52,879)	$2,418,485
Shares issued	77	3,124	—	—	3,201
Shares repurchased	(175)	(1,104)	(12,308)	—	(13,587)
Stock compensation cost	—	6,701	—	—	6,701
Net earnings	—	—	122,197	—	122,197
Dividends declared ($0.255 per share)	—	—	(42,992)	—	(42,992)
Other comprehensive income (loss)	—	—	—	19,289	19,289
Balance, September 27, 2024	$168,829	$930,924	$1,447,131	$(33,590)	$2,513,294

Nine Months Ended September 27, 2024
Balance, December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
Shares issued	1,282	44,108	—	—	45,390
Shares repurchased	(399)	(2,049)	(28,902)	—	(31,350)
Stock compensation cost	—	25,529	—	—	25,529
Net earnings	—	—	377,376	—	377,376
Dividends declared ($0.765 per share)	—	—	(129,281)	—	(129,281)
Other comprehensive income (loss)	—	—	—	1,405	1,405
Balance, September 27, 2024	$168,829	$930,924	$1,447,131	$(33,590)	$2,513,294

Three Months Ended September 29, 2023
Balance, June 30, 2023	$168,985	$850,900	$1,154,453	$(58,031)	$2,116,307
Shares issued	101	3,338	—	—	3,439
Shares repurchased	(311)	(1,459)	(21,184)	—	(22,954)
Stock compensation cost	—	6,528	—	—	6,528
Net earnings	—	—	133,123	—	133,123
Dividends declared ($0.235 per share)	—	—	(39,743)	—	(39,743)
Other comprehensive income (loss)	—	—	—	(8,174)	(8,174)
Balance, September 29, 2023	$168,775	$859,307	$1,226,649	$(66,205)	$2,188,526

Nine Months Ended September 29, 2023
Balance, December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	1,500	52,767	—	—	54,267
Shares repurchased	(427)	(1,997)	(28,296)	—	(30,720)
Stock compensation cost	—	24,060	—	—	24,060
Net earnings	—	—	396,557	—	396,557
Dividends declared ($0.705 per share)	—	—	(118,463)	—	(118,463)
Other comprehensive income (loss)	—	—	—	3,173	3,173
Balance, September 29, 2023	$168,775	$859,307	$1,226,649	$(66,205)	$2,188,526
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of September 27, 2024 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 27, 2024 and September 29, 2023, and cash flows for the nine months ended September 27, 2024 and September 29, 2023 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 27, 2024, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023 (the "2023 Annual Report").

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Segment Information

The Company has three reportable segments: Contractor, Industrial and Process. Sales and operating earnings by segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales
Contractor	$242,295	$245,269	$741,975	$746,888
Industrial	156,294	157,084	453,993	470,797
Process	120,623	137,319	368,676	411,277
Total	$519,212	$539,672	$1,564,644	$1,628,962
Operating Earnings
Contractor	$71,053	$73,512	$221,555	$216,152
Industrial	52,361	54,298	149,881	162,955
Process	32,452	43,001	104,772	127,186
Unallocated corporate (expense)	(10,143)	(8,422)	(36,128)	(30,184)
Contingent consideration	—	8,600	—	8,600
Impairment	—	(7,800)	—	(7,800)
Total	$145,723	$163,189	$440,080	$476,909

Assets by segment were as follows (in thousands):

	September 27, 2024	December 29, 2023
Contractor	$754,154	$712,224
Industrial	616,317	640,487
Process	547,054	554,753
Unallocated corporate	1,058,118	814,543
Total	$2,975,643	$2,722,007

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales (based on customer location)
United States	$289,553	$288,610	$872,480	$879,552
Other countries	229,659	251,062	692,164	749,410
Total	$519,212	$539,672	$1,564,644	$1,628,962

	September 27, 2024	December 29, 2023
Long-lived Assets
United States	$642,163	$622,430
Other countries	124,535	119,283
Total	$766,698	$741,713

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net earnings available to common shareholders	$122,197	$133,123	$377,376	$396,557
Weighted average shares outstanding for basic earnings per share	168,810	169,005	168,800	168,569
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,301	3,775	3,548	3,767
Weighted average shares outstanding for diluted earnings per share	172,111	172,780	172,348	172,336
Basic earnings per share	$0.72	$0.79	$2.24	$2.35
Diluted earnings per share	$0.71	$0.77	$2.19	$2.30

Anti-dilutive shares not included in diluted earnings per share computation	1,154	1,200	3,293	2,033

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 29, 2023	9,904	$49.09	7,274	$41.46
Granted	925	89.23
Exercised	(997)	29.59
Canceled	(114)	75.65
Outstanding, September 27, 2024	9,718	$55.20	7,105	$46.62

The Company recognized year-to-date share-based compensation expense of $27.3 million in 2024 and $25.5 million in 2023. As of September 27, 2024, there was $19.7 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 27, 2024	September 29, 2023
Expected life in years	6.6	6.7
Interest rate	4.2%	4.0%
Volatility	26.3%	26.3%
Dividend yield	1.1%	1.3%
Weighted average fair value per share	$28.03	$21.76

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

	Nine Months Ended
	September 27, 2024	September 29, 2023
Expected life in years	1.0	1.0
Interest rate	4.9%	5.1%
Volatility	24.2%	26.4%
Dividend yield	1.1%	1.4%
Weighted average fair value per share	$23.16	$18.04

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Pension Benefits
Service cost	$1,102	$1,438	$3,822	$4,369
Interest cost	2,256	3,632	6,890	11,207
Expected return on assets	(2,543)	(6,399)	(7,610)	(14,354)
Amortization and other	835	3,041	2,478	3,896
Net periodic benefit cost	$1,650	$1,712	$5,580	$5,118
Postretirement Medical
Service cost	$91	$61	$258	$261
Interest cost	305	454	861	874
Amortization	53	(280)	—	(100)
Net periodic benefit cost	$449	$235	$1,119	$1,035

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 27, 2024
Balance, June 28, 2024	$(29,379)	$(23,500)	$(52,879)
Other comprehensive income (loss) before reclassifications	—	19,491	19,491
Reclassified to pension cost and deferred tax	(202)	—	(202)
Balance, September 27, 2024	$(29,581)	$(4,009)	$(33,590)

Nine Months Ended September 27, 2024
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)
Other comprehensive income (loss) before reclassifications	—	(26)	(26)
Reclassified to pension cost and deferred tax	1,431	—	1,431
Balance, September 27, 2024	$(29,581)	$(4,009)	$(33,590)

Three Months Ended September 29, 2023
Balance, June 30, 2023	$(37,915)	$(20,116)	$(58,031)
Other comprehensive income (loss) before reclassifications	—	(9,022)	(9,022)
Reclassified to pension cost and deferred tax	848	—	848
Balance, September 29, 2023	$(37,067)	$(29,138)	$(66,205)

Nine Months Ended September 29, 2023
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	—	506	506
Reclassified to pension cost and deferred tax	2,667	—	2,667
Balance, September 29, 2023	$(37,067)	$(29,138)	$(66,205)

Amoun

ts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within Other income, net.

7.Receivables and Credit Losses

Accounts receivable include trade receivables of $344.1 million and other receivables of $10.9 million as of September 27, 2024 and $343.0 million and $11.4 million of trade receivables and other receivables as of December 29, 2023.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Balance, beginning	$4,885	$4,199	$4,655	$6,130
Additions charged to costs and expenses	233	366	738	646
Deductions from reserves (1)	(295)	(595)	(462)	(2,864)
Other additions (deductions) (2)	118	(88)	10	(30)
Balance, ending	$4,941	$3,882	$4,941	$3,882

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	September 27, 2024	December 29, 2023
Finished products and components	$231,345	$221,847
Products and components in various stages of completion	121,994	131,906
Raw materials and purchased components	207,551	202,294
Subtotal	560,890	556,047
Reduction to LIFO cost	(119,973)	(117,698)
Total	$440,917	$438,349

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 27, 2024
Cost	$194,417	$14,174	$1,700	$62,633	$272,924
Accumulated amortization	(139,594)	(9,828)	(734)	—	(150,156)
Foreign currency translation	(7,287)	(330)	—	1,813	(5,804)
Book value	$47,536	$4,016	$966	$64,446	$116,964
Weighted average life in years	13	9	6	N/A

As of December 29, 2023
Cost	$191,417	$14,174	$1,300	$62,633	$269,524
Accumulated amortization	(128,248)	(8,547)	(561)	—	(137,356)
Foreign currency translation	(7,591)	(344)	—	2,025	(5,910)
Book value	$55,578	$5,283	$739	$64,658	$126,258
Weighted average life in years	13	9	6	N/A

Amortization of intangibles for the third quarter was $4.5 million in 2024 and $4.4 million in 2023, and for the year to date was $12.8 million in 2024 and $13.2 million in 2023. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Thereafter
Estimated Amortization Expense	$4,264	$16,908	$9,729	$6,913	$4,707	$9,997

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 29, 2023	$77,542	$143,132	$149,554	$370,228
Additions, adjustments from business acquisitions	—	—	4,022	4,022
Foreign currency translation	65	(667)	814	212
Balance, September 27, 2024	$77,607	$142,465	$154,390	$374,462

In the third quarter the Company completed an acquisition of a business that is not material to the consolidated financial statements.

On September 26, 2024, the Company entered into a definitive agreement to acquire Corob S.p.A. ("Corob") for €230 million, subject to certain customary adjustments, with up to €30 million in additional contingent consideration. Corob is a global leader in the design and manufacturing of high-performance volumetric and gravimetric dispensing, mixing, and shaking equipment used in mission-critical tinting applications. The acquisition is expected to be completed during the fourth quarter of fiscal 2024 and funded with cash on hand.

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	September 27, 2024	December 29, 2023
Accrued self-insurance retentions	$8,735	$8,654
Accrued warranty and service liabilities	15,074	15,408
Accrued trade promotions	10,254	14,312
Payable for employee stock purchases	12,806	16,639
Customer advances and deferred revenue	52,155	51,578
Income taxes payable	7,054	9,837
Tax payable, other	12,076	12,289
Right of return refund liability	16,967	17,826
Operating lease liabilities, current	7,089	8,242
Other	26,514	30,574
Total	$168,724	$185,359

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 29, 2023	$15,408
Charged to expense	7,514
Margin on parts sales reversed	977
Reductions for claims settled	(8,825)
Balance, September 27, 2024	$15,074

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and nine months ended September 27, 2024, we recognized $7.7 million and $49.8 million, respectively, that was included in deferred revenue at December 29, 2023. During the three and nine months ended September 29, 2023, we recognized $6.7 million and $43.3 million, respectively, that were included in deferred revenue at December 30, 2022.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 27, 2024	December 29, 2023
Assets
Cash surrender value of life insurance	2	$25,040	$22,255
Liabilities
Contingent consideration	3	$600	$1,375
Deferred compensation	2	7,772	6,445
Forward exchange contracts	2	22	422
Total liabilities at fair value		$8,394	$8,242

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

Item 2. GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company supplies technology and expertise for the management of fluids and coatings in both industrial and commercial applications. It designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid and coating materials. Management classifies the Company’s business into three reportable segments: Contractor, Industrial and Process. Key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channels and technologies.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 27, 2024	Sep 29, 2023	% Change	Sep 27, 2024	Sep 29, 2023	% Change
Net Sales	$519.2	$539.7	(4)%	$1,564.6	$1,629.0	(4)%
Operating Earnings	145.7	163.2	(11)%	440.1	476.9	(8)%
Operating Earnings, adjusted (1)	145.7	162.4	(10)%	440.1	476.1	(8)%
Net Earnings	122.2	133.1	(8)%	377.4	396.6	(5)%
Net Earnings, adjusted (1)	122.2	131.5	(7)%	367.1	386.9	(5)%
Diluted Net Earnings per Common Share	$0.71	$0.77	(8)%	$2.19	$2.30	(5)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.71	$0.76	(7)%	$2.13	$2.24	(5)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Net sales for the third quarter decreased 4 percent from the comparable period last year. Regionally, net sales decreased in EMEA and Asia Pacific. Net sales in the Americas increased in the third quarter and were flat for the year to date. Changes in currency translation rates did not have a significant impact on worldwide net sales for the third quarter and decreased worldwide net sales by $4 million for the year to date.
Operating earnings for the third quarter decreased 11 percent from the comparable period last year due to lower sales volume and higher operating expenses.
Net earnings for the third quarter decreased 8 percent from the comparable period last year as increased interest income and lower interest expense partially offset the decrease in operating earnings. On an adjusted basis, net earnings decreased 7 percent.

Excluding the impacts of excess tax benefits from stock option exercises, contingent consideration fair value adjustments and impairment charges presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating earnings	$145.7	$163.2	$440.1	$476.9
Contingent consideration	—	(8.6)	—	(8.6)
Impairment	—	7.8	—	7.8
Operating earnings, adjusted	$145.7	$162.4	$440.1	$476.1

Earnings before income taxes	$151.3	$164.3	$456.8	$481.3
Contingent consideration	—	(8.6)	—	(8.6)
Impairment	—	7.8	—	7.8
Earnings before income taxes, adjusted	$151.3	$163.5	$456.8	$480.5

Income taxes, as reported	$29.1	$31.2	$79.4	$84.7
Excess tax benefit from option exercises	—	0.8	10.3	8.9
Income taxes, adjusted	$29.1	$32.0	$89.7	$93.6

Effective income tax rate
As reported	19.2%	19.0%	17.4%	17.6%
Adjusted	19.2%	19.6%	19.7%	19.5%

Net Earnings, as reported	$122.2	$133.1	$377.4	$396.6
Contingent consideration	—	(8.6)	—	(8.6)
Impairment	—	7.8	—	7.8
Excess tax benefit from option exercises	—	(0.8)	(10.3)	(8.9)
Net Earnings, adjusted	$122.2	$131.5	$367.1	$386.9

Weighted Average Diluted Shares	172.1	172.8	172.3	172.3
Diluted Earnings per Share
As reported	$0.71	$0.77	$2.19	$2.30
Adjusted	$0.71	$0.76	$2.13	$2.24

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.8	47.3	46.1	47.1
Gross Profit	53.2	52.7	53.9	52.9
Product development	4.1	3.7	4.2	3.8
Selling, marketing and distribution	12.5	11.2	12.8	11.9
General and administrative	8.5	7.7	8.8	7.9
Contingent consideration	—	(1.6)	—	(0.5)
Impairment	—	1.5	—	0.5
Operating Earnings	28.1	30.2	28.1	29.3
Interest expense	0.1	0.3	0.1	0.3
Other income, net	(1.2)	(0.5)	(1.2)	(0.5)
Earnings Before Income Taxes	29.2	30.4	29.2	29.5
Income taxes	5.7	5.7	5.1	5.2
Net Earnings	23.5%	24.7%	24.1%	24.3%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Americas(1)	$334.7	$332.7	$1,005.5	$1,010.5
EMEA(2)	105.1	107.1	324.9	331.7
Asia Pacific	79.4	99.9	234.2	286.8
Consolidated	$519.2	$539.7	$1,564.6	$1,629.0
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	1%	0%	0%	1%	0%	0%	0%	0%
EMEA	(3)%	0%	1%	(2)%	(3)%	0%	1%	(2)%
Asia Pacific	(21)%	0%	0%	(21)%	(17)%	0%	(1)%	(18)%
Consolidated	(4)%	0%	0%	(4)%	(4)%	0%	0%	(4)%

Gross Profit

Gross profit margin rate improved approximately 1 percentage point for both the third quarter and year to date from the comparable periods last year due to favorable price-cost dynamics.

Operating Expenses

Total operating expenses increased $9 million (7 percent) for the third quarter and $19 million (5 percent) for the year to date, respectively, compared to last year. More than half of the increase for the quarter and year to date was from investments in new product development and other growth initiatives, including the relocation to a new distribution center. Reductions in volume and earnings-based expenses of $3 million for the quarter and $8 million for the year to date partially offset the increase in operating expenses.

Interest and Other (Income) Expense

Interest expense was $1 million lower for the third quarter and $3 million lower for the year to date compared to the same periods last year as private placement debt was repaid in the third quarter of 2023. Other income increased $4 million for the quarter and $10 million for the year to date from the comparable periods last year largely due to increased interest income.

Income Taxes

The effective income tax rate was 19 percent for the third quarter and 17 percent for the year to date. Adjusted to exclude the impacts of excess tax benefits from stock option exercises, the adjusted effective income tax rate of 19 percent for the quarter and 20 percent for the year to date was comparable to last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales
Americas	$182.4	$185.7	$552.9	$558.2
EMEA	40.1	41.2	131.2	131.8
Asia Pacific	19.8	18.4	57.9	56.9
Total	$242.3	$245.3	$742.0	$746.9
Operating earnings as a percentage of net sales	29%	30%	30%	29%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(2)%	0%	0%	(2)%	(1)%	0%	0%	(1)%
EMEA	(4)%	0%	1%	(3)%	(1)%	0%	1%	0%
Asia Pacific	7%	0%	0%	7%	4%	0%	(2)%	2%
Segment Total	(1)%	0%	0%	(1)%	0%	0%	(1)%	(1)%

Contractor segment net sales decreased 1 percent for both the third quarter and year to date as favorable response to new product offerings was unable to offset softness in worldwide construction markets. For the quarter, price realization was unable to offset higher expenses, which resulted in a 1 percentage point decrease in the operating margin rate. The operating margin rate for the year to date increased 1 percentage point as price realization and lower product costs combined to more than offset higher expenses.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales
Americas	$72.1	$61.5	$206.2	$190.5
EMEA	48.0	46.2	142.7	143.4
Asia Pacific	36.2	49.4	105.1	136.9
Total	$156.3	$157.1	$454.0	$470.8
Operating earnings as a percentage of net sales	34%	35%	33%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	18%	0%	(1)%	17%	8%	0%	0%	8%
EMEA	3%	0%	1%	4%	(1)%	0%	0%	(1)%
Asia Pacific	(27)%	0%	0%	(27)%	(22)%	0%	(1)%	(23)%
Segment Total	0%	0%	(1)%	(1)%	(3)%	0%	(1)%	(4)%

Industrial segment net sales decreased 1 percent for the third quarter as timing of finishing system sales in the Americas largely offset declines in Asia Pacific. For the year to date, net sales declined 4 percent as sales growth in the Americas was unable to offset decreases in both EMEA and Asia Pacific. The operating margin rate decreased 1 percentage point for the quarter and 2 percentage points for the year to date as price realization was unable to offset the unfavorable effects of lower volume, product and channel mix, and higher expenses.

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Sales
Americas	$80.2	$85.5	$246.4	$261.7
EMEA	17.0	19.7	51.1	56.5
Asia Pacific	23.4	32.1	71.2	93.1
Total	$120.6	$137.3	$368.7	$411.3
Operating earnings as a percentage of net sales	27%	31%	28%	31%

The following table presents the components of net sales change by geographic region for the Process segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(6)%	0%	0%	(6)%	(6)%	0%	0%	(6)%
EMEA	(14)%	0%	0%	(14)%	(10)%	0%	0%	(10)%
Asia Pacific	(27)%	0%	0%	(27)%	(23)%	0%	0%	(23)%
Segment Total	(12)%	0%	0%	(12)%	(10)%	0%	0%	(10)%
Continued weakness in the Process segment's semiconductor product application drove a double-digit decrease in net sales for both the third quarter and year to date. Operating margin rates for the quarter and year to date declined, driven by lower sales volume and higher expenses.
Liquidity and Capital Resources

Net cash provided by operating activities totaled $436 million in the first nine months of 2024 compared to $491 million in the same period last year. Lower net earnings, increased inventory purchases, and the timing of estimated income tax payments in 2024 drove most of the decrease. Inventory levels increased in 2024 primarily due to the effect of new product offerings. Significant uses of cash in the first nine months of 2024 included plant and equipment additions of $93 million and dividend payments of $129 million. Net proceeds from shares issued totaled $45 million, which were partially offset by share repurchases of $31 million.

For the first nine months of 2023, significant uses of cash included plant and equipment additions of $146 million, dividend payments of $119 million, and long-term debt payments of $75 million. Net proceeds from shares issued totaled $54 million, which was partially offset by share repurchases of $27 million.

As of September 27, 2024, the Company had available liquidity of $1,539 million, including cash and cash equivalents of $764 million, of which $226 million was held outside of the U.S., and available credit under existing committed credit facilities of $775 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, announced and potential future acquisitions, and operating requirements. Capital expenditures for 2024 are expected to be approximately $120 million, including $70 million in facility expansion projects. The Company may make opportunistic share repurchases going forward.

Outlook

The Company's end markets and regions continue to face demand challenges. The Company reaffirms its full-year 2024 revenue guidance of a low single-digit decline on an organic, constant currency basis.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial and industrial activity worldwide; changes in currency translation rates; international and domestic political instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; and costs associated with legal proceedings. Please refer to Item 1A of the 2023 Annual Report and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the 2023 Annual Report.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the 2023 Annual Report.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
June 29, 2024 - July 26, 2024	144,134	$78.46	—	13,181,563
July 27, 2024 - August 23, 2024	30,554	$78.87	—	13,151,009
August 24, 2024 - September 27, 2024	—	$—	—	13,151,009

Item 5.Other Information

During the three months ended September 27, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2022 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 23, 2024.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 23, 2024	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2024	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 23, 2024	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Executive Vice President, Corporate Controller
(Principal Accounting Officer)