Form 10-K
period 2024-12-27
GRACO INC
filed 2025-02-18
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 27, 2024, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the transition period from                      to                     .
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 168,905,671 shares of common stock held by non-affiliates of the registrant was $13,390,841,427 as of June 28, 2024.
169,493,970 shares of common stock were outstanding as of January 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2025, are incorporated by reference into Part III of this 2024 Annual Report on Form 10-K (this “Form 10-K”), as specifically set forth in said Part III of this Form 10-K.

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

We also make targeted acquisitions to broaden our product offerings, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. In 2024, we completed acquisitions in the Contractor and Process segments. These acquisitions provide new product offerings, such as high-performance volumetric and gravimetric dispense, mixing, and shaking equipment, as well as additional channel partners and manufacturing capabilities. Note L (Acquisitions) to the Consolidated Financial Statements of this Form 10-K has additional information on recent acquisitions.

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

In 2024, we classified our business into three reportable segments, each with a worldwide focus: Contractor, Industrial and Process.

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. For 2024, sales in the Americas represented approximately 63 percent of our Company’s total sales. Sales in EMEA represented approximately 21 percent and sales in Asia Pacific represented approximately 16 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

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

Manufacturing and Distribution

We manufacture a majority of our products in the United States (“U.S.”). We also manufacture products in Switzerland (Industrial segment), Italy (Industrial and Contractor segments), the People’s Republic of China (“P.R.C.”, or "China") (all segments), India (Contractor segment), Belgium (all segments) and Romania (Industrial segment). Our manufacturing is aligned with our business segments and is co-located with product development to accelerate technology improvements and improve our cost structure. We perform critical machining, assembly and testing in-house for most of our products to control quality, improve response time and maximize cost-effectiveness. We make our products in focused factories and product cells. We source raw materials and components from suppliers around the world.

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

Outside of the U.S., our subsidiaries located in Australia, Belgium, Spain, Japan, Italy, Korea, India, the P.R.C., the United Kingdom and Brazil distribute our Company’s products. Operations in Maasmechelen, Belgium, Gossau, Switzerland, Modena, Italy, Gujarat, India and Shanghai, P.R.C. reinforce our commitment to those regions.

Our manufacturing capacity is sufficient for current business demand levels. In 2024, we completed significant expansion projects, including a worldwide distribution center in Dayton, Minnesota, a manufacturing and distribution facility for our Powder division in Gossau, Switzerland and the expansion of our Anoka, Minnesota facility. In 2023, we completed an expansion of our Sioux Falls, South Dakota manufacturing facility and the construction of a new manufacturing facility in Sibiu, Romania. The completion of these projects represents the culmination of a period of significant investment in expansion and modernization of our key manufacturing and distribution facilities. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. For more details on our facilities, see Item 2, Properties.

Product Development

Our primary product development efforts are carried out in facilities located in Minneapolis, Anoka, Dayton and Rogers, Minnesota; North Canton, Ohio; Gossau, Switzerland; Modena, Italy; Barcelona, Spain; Suzhou, Shanghai, P.R.C.; Dexter, Michigan; Erie, Pennsylvania; and Kamas, Utah. The product development and engineering groups focus on new product design, product improvements, and new applications for existing products and technologies for their specific customer base. We continue to enhance our product capabilities with particular emphasis on automation and configurability, easier integration with end-user customer manufacturing and business systems, and increased focus on data and analytics. Our product development efforts focus on bringing new and supplemental return on investment value to end users of our products and enhance their ability to manage products and efficiency and support their sustainability initiatives.

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $87 million in 2024, $83 million in 2023 and $80 million in 2022. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and the development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with an additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. We will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Contractor Segment

The Contractor segment represented approximately 47 percent of our total sales in 2024. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors as well as high-performance volumetric and gravimetric dispense, mixing, and shaking equipment.

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

Industrial Segment

The Industrial segment represented approximately 29 percent of our total sales in 2024. It includes the Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, powder coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, including Electro or e-mobility, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs. A majority of this segment's business is outside of North America.

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

Process Segment

The Process segment represented approximately 24 percent of our total sales in 2024. It includes the Process and Lubrication divisions. The Process segment markets pumps, valves, meters and accessories to move and dispense chemicals, oil and natural gas, water, wastewater, petroleum, food, lubricants and other fluids. Markets served include food and beverage, dairy, oil and natural gas, pharmaceutical, cosmetics, semiconductor, electronics, wastewater, mining, fast oil change facilities, service garages, fleet service centers, automobile dealerships and industrial lubrication applications.

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

2025 Change in Organizational Structure

As previously announced, effective January 1, 2025, the Company has classified its business into three reportable segments: Contractor, Industrial and Expansion Markets.

•The Industrial segment consists of the newly formed Industrial Division and the Powder Division. The Company’s former Industrial and Lubrication Equipment Divisions, along with the Process Transfer Equipment business that was part of the Company’s former Process Division, were combined to form the new global Industrial Division. The Powder Division remains unchanged.
•The Expansion Markets segment consists of the Expansion Markets Division and will focus on driving inorganic growth in new and adjacent markets. The Company’s environmental, semiconductor, high-pressure valves and electric motors businesses, together with select future ventures and acquisitions, reside within this division.
•The Contractor segment remains unchanged as a reporting segment relative to prior periods.

Segment operating results will be reported under the new organizational structure for the first quarter of 2025. Segment information recast to conform to the new organizational structure is available as unaudited supplemental financial information on the Company’s website at www.graco.com.

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

In 2024, the Company's global supply chain continued to stabilize, including improved lead times and lower inflationary effects. Our efforts to identify alternative suppliers to source raw materials and components for our products as a result of the COVID-19 pandemic and other geopolitical tensions have improved our ability to mitigate isolated supply chain disruptions.

We endeavor to address fluctuations in the price and availability of various materials and components through close management of current suppliers, price negotiations and an intensive search for new suppliers. We have performed risk assessments of our key suppliers, and we factor the risks identified into our commodity plans.

Intellectual Property

We own a number of patents across our segments and have patent applications pending in the U.S. and other countries. We also license our patents to others and are a licensee of patents owned by others. In our opinion, our business is not materially dependent upon any one or more of these patents or licenses. Our Company also owns a number of trademarks in the U.S. and foreign countries, including registered trademarks for "GRACO," "Gema," "Corob," several forms of a capital “G,” and various product trademarks that are material to our business, inasmuch as they identify Graco and our products to our customers.

Competition

We encounter a wide variety of competitors that vary by product, industry and geographic area. Each of our segments generally has multiple competitors. Our competitors are both U.S. and foreign companies and range in size. We believe that our ability to compete depends upon product quality, product reliability, innovation, design, customer support and service, specialized engineering and competitive pricing. Although no competitor duplicates all of our products, some competitors are larger than our Company, both in terms of sales of directly competing products and in terms of total sales and financial resources. We also face competitors with different cost structures and expectations of profitability, and these companies may offer competitive products at lower prices. We refresh our product lines and continue the development of our distribution channel to stay competitive. We also face competitors who illegally sell counterfeits of our products or otherwise infringe on our intellectual property rights. As this type of unfair competition grows or evolves, we may have to increase our intellectual property and unfair competition enforcement activities.

Environmental Protection

Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 27, 2024.

Human Capital Resources

As of December 27, 2024, we employed approximately 4,300 persons. Of this total, approximately 1,900 were employees based outside of the U.S., and 1,200 were hourly factory workers in the U.S. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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
As of December 27, 2024, our executive officers responsible for setting overall strategy averaged nearly 23 years of tenure. Tenure of all employees averaged nearly 10 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

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

A significant number of routine transactions to which we are a party are conducted in foreign currencies. Changes and volatility in exchange rates have impacted, and in the future may impact, our sales, cost of materials and earnings and the valuation of assets denominated in foreign currencies. A majority of our manufacturing and cost structure is based in the U.S. In addition, the decreased value of local currency may make it difficult for some of our distributors and end users to purchase our products. A significant fluctuation in exchange rates may negatively impact our financial condition and results of operations.

Political Instability – Uncertainty surrounding political leadership, as well as geopolitical unrest, could cause economic conditions in the U.S. or abroad to deteriorate, which could limit our growth opportunities and otherwise harm our business.

Domestic political instability, including government shut downs, may limit our ability to grow our business. International political instability (including tensions between the U.S. and the countries in which we conduct business, rumors or threats of war, terrorism and other hostilities, and geopolitical activity or trade disruptions, such as those caused by the Russia-Ukraine and Israel-Hamas conflicts, or any conflict or threatened conflict between China and Taiwan) may cause economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown, prevent us or our customers from expanding into certain geographies or limit our ability to grow our business. Civil disturbances may also harm our business.

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

Geopolitical instability (including in Europe and the Middle East), protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts of limited availability or no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises, political or other factors. Raw materials may become limited in availability from certain regions. Port labor issues may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products. While many of our raw materials, parts and components are generally commercially available from a number of sources, some of them are sourced from single suppliers, which has limited, and could continue to limit, their availability when those suppliers are unable or unwilling to meet our production requirements and we are unable to timely source such items from an alternative supplier. In addition, we source some of our materials, parts and components from suppliers located in China. As such, we are exposed to potential disruptions in deliveries from these suppliers due to political tensions, geopolitical risks, government-mandated facility closures due to public health matters or other causes. Shortages, delivery delays and price inflation in a wide variety of raw materials and components (including but not limited to electronic components, castings, engines and motors) and logistical challenges (including but not limited to increased freight costs, shipping container shortages, trucking shortages, ocean, railway and air freight capacity constraints, labor shortages and port delays) have adversely affected production and profitability and may adversely affect production and profitability in the future.

Information Systems - Interruption of or intrusion into information systems may impact our business.

We rely on information systems and networks to conduct and support our business. Some of these systems and networks are managed, hosted and provided by third parties. We use these systems and networks to record, process, summarize, transmit and store electronic information, and to manage or support our business processes and activities. We may experience interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. We also face the risk that the measures we have implemented to secure our information systems and networks and prevent unauthorized access to or loss of sensitive data are not effective and our information systems, networks, and those of our third-party service providers may be exposed to risks, including unauthorized access, operational errors, fraudulent activities, system failures, poor password management, and other potential irregularities. Our employees, customers and others may be the subject of social engineering attacks and induced to disclose confidential, proprietary or other sensitive information, including their network credentials, to cybercriminals, who may then gain access to our and our customers’ information, data and information technology systems. Cybersecurity threats are increasing in frequency, sophistication and severity. We have experienced and expect to continue to experience cybersecurity threats and attacks on our systems and networks and those of our third-party service providers. To date, none of the cybersecurity threats and attacks we have experienced have had a material adverse impact on our operations, business or financial condition.

The tactics and capabilities of cybercriminals are growing increasingly sophisticated, and it is virtually impossible for any organization, including us, to completely eliminate the risk of cyberattacks. Security breaches or intrusion into our information systems or networks or the information systems or networks of the third parties with whom we do business pose a risk to the confidentiality, availability and integrity of our data and of our customers, suppliers and employees, and could lead to any one or more of the following: the compromising of confidential information; manipulation, unauthorized use, theft or destruction of data; product defects or malfunctions; production downtimes and operations disruptions; litigation; regulatory action; reputational harm, including loss of confidence by our customers, suppliers and employees in our ability to adequately protect their information; fines; ransoms; and other costs and adverse consequences. As a manufacturer, our operating technology assets and systems are susceptible to disruption through cyberattacks. We anticipate that meaningful investments in our operating technology infrastructure will be necessary as we continue to assess our operating technology posture and respond to the increasingly-pronounced risks posed by third-party cyber actors. The occurrence of a security breach or an intrusion into an information system or a network, or the breakdown, interruption or inadequate upgrading or maintenance of our information processing software, hardware or networks or the internet, may adversely affect our business, reputation, results of operations and financial condition. We do not currently maintain specific cyber insurance coverage. Any insurance coverage we do have may be inadequate to compensate for losses arising from any security breach or cybersecurity incident, and may in the future not be available to us on economically reasonable terms, or at all.

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

While we believe the development and adoption of generative AI technologies are in their early stages, the increased use of these technologies in the conduct of our business poses risks which, if they materialize, could adversely impact our business, financial condition, results of operation and reputation. The deployment of generative AI tools creates opportunities for the potential loss or misuse of personal data, the inadvertent dissemination of our confidential or proprietary information, or the unintentional use of third parties’ intellectual property. In addition, the content, analyses, recommendations or other output that generative AI tools produce could be deficient, inaccurate or biased or be based on flawed or insufficient datasets.

Foreign Operations - Conducting business internationally exposes our Company to risks that could harm our business.

In 2024, approximately 46 percent of our sales were generated by customers located outside the U.S. Operations and sales outside of the U.S. expose us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); trade disruptions arising out of geopolitical activity (such as those caused by the Russia-Ukraine and Israel-Hamas conflicts, or any conflict or threatened conflict between China and Taiwan); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Catastrophic Events - Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

The loss of, or substantial damage to, one of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture products, fulfill customer orders and provide our employees with work. Flooding, tornadoes, hurricanes, unusually heavy precipitation or other severe weather events, earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest or outbreaks, epidemics or pandemics of infectious diseases could adversely impact our operations.

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

A significant public health crisis, and any associated governmental, business and societal responses, could have an adverse effect on our operations, employees, supply chains, distribution channels, and end-user customers. Any such public health crisis could have negative impacts similar to those we experienced during the COVID-19 pandemic, including: employees being infected by, or exposed to, the virus; adverse impacts on the efficiency and productivity of our workforce and our operations; adverse impacts on our ability to manufacture products and provide related services in a timely manner; supply chain disruptions, including increased costs of raw materials and components, and delays, shortages and difficulties in sourcing raw materials and components; volatility in demand for certain of our products; inability to meet end-user customer demand; distribution and logistics challenges, including increased freight costs, reduced freight capacity, and shipping delays; restrictions on our employees’ ability to meet customers in person and the cancellation, postponement and reformatting of trade shows, industry events and product demonstrations, which impacted our selling activities and our ability to convert those activities into actual sales; and a significant investment of time, energy and resources by management in mitigating the effects of the pandemic on our employees and our business and complying with existing, new or modified governmental rules, regulations, standards and mandates. We could experience similar or additional, and potentially more significant, adverse effects on our business, results of operations and financial condition as a result of any future pandemic. The extent to which a public health crisis impacts us will depend on numerous factors and future developments that are uncertain and that we are not able to predict, including: the severity of the virus and new variants of the virus; the duration and scope of the pandemic; the efficacy, distribution and adoption rate of vaccines and therapeutic treatments; infection rates in the areas in which we or our suppliers, distributors or end-user customers operate; governmental, business, societal, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the effect on our end-user customers and their demand and buying patterns for our products and services; the effect of any closures or other changes in operations of our and our suppliers’, distributors’ and end-user customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs; our ability to sell our products and services and provide product support; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. Even after a public health crisis subsides, we may continue to experience adverse effects to our business as a result of ongoing or new economic impacts. A public health crisis, including a pandemic, could also exacerbate or trigger other risks discussed in this report, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Growing concerns over climate change have resulted in, and may continue to result in, new laws, regulations and accords intended to reduce emissions of certain greenhouse gases and to require reporting on such emissions and other climate-related matters. Existing and new laws, regulations and accords relating to emissions of certain greenhouse gases and the reporting of such emissions and other climate-related matters may be difficult and costly to comply with, may adversely impact certain aspects of our operations (including but not limited to the manufacture and distribution of our products), may adversely impact certain industries in which we operate, may result in increased energy, input, compliance and other costs, and may decrease demand for certain of our products.

ESG Expectations and Requirements – Expectations and requirements relating to environmental, social and governance ("ESG") matters may increase our cost of doing business and expose us to reputational harm and potential liability.

Many regulators, investors, employees, vendors, customers, community members and other stakeholders are increasingly focused on ESG matters such as climate change, greenhouse gas emissions, human capital, and diversity, equity and inclusion. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to devote more resources, and incur additional costs, to control, assess and report on ESG metrics. We may make public statements about various ESG-related matters and initiatives from time to time, including on our website, in our press releases, in our ESG report, and in other communications. Addressing stakeholder expectations and regulatory requirements relating to ESG matters requires an investment of time, money and other resources, any or all of which may increase our cost of doing business. As investor and other stakeholder expectations relating to ESG matters change and evolve over time, any failure or perceived failure by us to adequately address those expectations may damage our reputation and adversely affect our business and results of operations. In addition, our stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including our operations and ESG-related matters.

Anti-Corruption and Trade Laws - We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

As a global manufacturer, we are subject to a variety of complex and stringent laws and regulations related to bribery, corruption and trade. The continued geographic expansion of our business increases our exposure to, and the cost of complying with, these laws and regulations. Changes in export control or trade sanction laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to our compliance programs and increase compliance costs. If our internal controls and compliance program do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-bribery, anti-corruption or trade laws and regulations, we may incur defense costs, fines, penalties, reputational damage and business disruptions.

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
Policies, procedures and controls under our cybersecurity program are designed in consideration of published frameworks, including the Center for Information Security ("CIS") Critical Security Controls, and routinely evaluated for ongoing adherence to those frameworks. Our cybersecurity program includes a process for incident response and continuous improvement. We periodically enlist outside advisors to evaluate the maturity of our cybersecurity program, review processes and policies, conduct penetration and vulnerability tests and simulation exercises, and to monitor and help identify potential cybersecurity incidents. We provide annual cybersecurity awareness training to our employees and contractors to help identify potential cybersecurity threats and attacks, perform targeted phishing campaigns, use multifactor authentication for secure access to our systems and networks and tabletop exercises to simulate and prepare for potential incidents. When considering to engage with third-party service providers, we assess the risks from cybersecurity threats posed by such engagement and continue to evaluate those risks throughout the duration of the relationship.

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

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 18, 2025, under our operating segment structure for the year ended December 27, 2024, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Rogers, Minnesota, United States	Owned	782,000	Manufacturing, warehouse, office and product development	Contractor
Dayton, Minnesota, United States	Owned	538,000	Manufacturing, warehouse, office and product development	Contractor and Process
Dayton, Minnesota, United States	Owned	520,000	Distribution center and office	All segments
Anoka, Minnesota, United States	Owned	384,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing, warehouse and office	Industrial and Contractor
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate and Industrial
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Process
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial
Kamas, Utah, United States	Owned	70,000	Manufacturing, warehouse, office, product development and test laboratory	Process
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Process
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Charlotte, North Carolina, United States	Leased	50,000	Office and warehouse	Contractor
Minneapolis, Minnesota, United States	Owned	42,000	Corporate administrative office	All segments
Europe
Modena, Italy	Owned	519,000	Manufacturing, warehouse, office and product development	Contractor
Gossau, Switzerland	Owned	231,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
Maasmechelen, Belgium	Owned	210,000	Office, warehouse and assembly	All segments
Verona, Italy	Owned	164,000	Manufacturing and warehouse	Industrial
Sibiu, Romania	Owned	148,000	Manufacturing	Industrial
Maasmechelen, Belgium	Leased	64,000	Warehouse	All segments
Rödermark, Germany	Owned	41,000	Office and warehouse	Industrial
Verona, Italy	Owned	31,000	Office and warehouse	Industrial
Asia Pacific
Gujarat, India	Leased	178,000	Office and warehouse	Contractor
Shanghai, P.R.C.	Leased	80,000	Office	All segments

Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Daman, India	Owned	54,000	Manufacturing	Contractor
Bundoora, Australia	Leased	38,000	Office	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office and warehouse	All segments

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

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 18, 2025:

Mark W. Sheahan, 60, became President and Chief Executive Officer in June 2021. From June 2018 to June 2021, he served as Chief Financial Officer and Treasurer. He was Vice President and General Manager, Applied Fluid Technologies Division from 2008 to 2018. He served as Chief Administrative Officer from 2005 to 2008, and was Vice President and Treasurer from 1998 to 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan also serves as a director of Tennant Company and on the board of managers of Fernweh Group, LLC.

Ronita Banerjee, 47, became Executive Vice President and Chief Human Resources Officer in May 2023. Before joining Graco, she was Global Human Resources Vice President and Chief Human Resources Officer at Westinghouse Electric Company LLC, a provider of nuclear products and services, from May 2019 to April 2023. Prior to joining Westinghouse from 2017 to May 2019, she served as Global Human Resources Vice President, Building Solutions, and Global Human Resources Director, at Honeywell Inc., prior to which she served as Global Human Resources Director from 2015 to 2017. She was in several human resources management roles at General Mills Inc. from May 2007 to March 2015. Before that, she worked at Dell Technologies Inc. within their compensation and staffing practice from 2003 to 2005, and began her career at Gati Ltd. She joined the Company in 2023.

Laura L. Evanson, 44, became Executive Vice President and Chief Marketing Officer in January 2024. From January 2023 to December 2024, she served as Executive Vice President, Marketing. From September 2021 to December 2022, she served as Vice President of Marketing for the Lubrication Equipment Division and Vice President of Marketing for South and Central America. From 2017 to September 2021, she served as the Director of Marketing for the Lubrication Equipment Division. From 2015 to 2017 she served as a Senior Global Marketing Manager for the Lubrication Equipment Division. From 2010 to 2015, she was a Senior Global Product Marketing Manager for the Lubrication Equipment Division. Prior to that, she worked in various Product Marketing and Channel Marketing roles for the Lubrication Equipment Division and Industrial Products Division. She joined the Company in 2008.
Inge Grasdal, 54, became Executive Vice President, Corporate Development in January 2022. Before joining Graco, he was Vice President Corporate Development at Ecolab, a global provider of water, hygiene and infection prevention solutions and services, from 2018 to January 2022. Prior to joining Ecolab, he was Senior Director Corporate Development at 3M Company from 2012 to 2018. From 2007 to 2012, he was Vice President Investment Banking at Piper Jaffray & Co. Prior to joining Piper Jaffray, he held various roles in finance, consulting and engineering, including most recently as Director of Finance – Analytics at United Health Group from 2003 to 2007. He joined the Company in January 2022.

Joseph J. Humke, 54, became Executive Vice President, General Counsel and Corporate Secretary in July 2021. Before joining Graco, from 2001 to June 2021, he was an equity partner in the Mergers & Acquisitions and Private Equity practice groups at Ballard Spahr LLP and Lindquist & Vennum LLP (which combined in January 2018) and an associate from 2001 to 2003. Mr. Humke also serves as a director of SkyWater Technology, Inc. He joined the Company in July 2021.

Dale D. Johnson, 70, became Chief Commercial Development Officer in January 2024. He was previously President, Worldwide Contractor Equipment Division, from 2017 to December 2023. From 2001 to 2017, he served as Vice President and General Manager, Contractor Equipment Division. From 2000 to 2001, he served as President and Chief Operating Officer. From 1996 to 2000, he was Vice President, Contractor Equipment Division. Prior to becoming the Director of

Marketing, Contractor Equipment Division in June 1996, he held various marketing and sales positions in the Contractor Equipment division and the Industrial Equipment division. He joined the Company in 1976.

Christopher D. Knutson, 47, became Vice President, Controller and Chief Accounting Officer in January 2025. From May 2023 to December 2024, he served as Executive Vice President, Corporate Controller. He has also served as the Company's principal accounting officer since May 2023. From April 2020 to May 2023, he was Director of Corporate Treasury and Investor Relations, and from 2017 to April 2020, was Director of Corporate Treasury and Regional Controller, South and Central America. He served as Vice President of Finance from 2016 to 2017 at United Skin Specialists, after which he returned to Graco. From 2010 to 2016 he served in several Controller roles, including in the Applied Fluid Technology Division, Asia Pacific, and Lubrication Equipment Division. He first joined Graco as the Internal Audit Manager from 2008 to 2010. Prior to joining Graco, he worked at PricewaterhouseCoopers for seven years within their audit practice. He joined the Company in 2008.

David M. Lowe, 69, became Chief Financial Officer and Treasurer in June 2021. From April 2020 to June 2021, he served as President, Worldwide Process Division. He was President, Worldwide Industrial Products Division from June 2018 until April 2020. From 2012 until 2018, he was Executive Vice President, Industrial Products Division. From 2005 to 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from 1999 to 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. He joined the Company in 1995.

Claudio Merengo, 55, became President, Global Powder Division in January 2025. From February 2024 to December 2024, he served as President, Worldwide Powder Division. He was previously President, Worldwide Gema from 2007 to February 2024. During this time, he also served as Group President, ITW Finishing from 2010 to 2012 and Group President, ITW Dynatec from 2008 to 2009. From 2004 to 2007 he was President, Gema Europe. From 1999 to 2004, he was Managing Director, Gema Italy. From 1994 to 1999, he held different positions in R&D, Sales and After Sales for Gema. He joined Gema in 1994. Gema has been part of Graco since the acquisition of the ITW Finishing Group in 2012.

Peter J. O’Shea, 60, became President, Global Industrial Division in January 2025. From January 2022 to December 2024, he served as President, Worldwide Lubrication Equipment Division, and President, South and Central America. From July 2021 to January 2022, he was President, Worldwide Industrial Products Division, and President, South and Central America. From April 2020 to January 2022, he was President, Worldwide Industrial Products Division. From 2018 to April 2020, he was President, Worldwide Lubrication Equipment Division. From 2016 to 2018, he was Vice President and General Manager, Lubrication Equipment Division. From 2012 to 2015, he was Vice President and General Manager, Asia Pacific. From 2012 to 2012, he was Director of Sales & Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales & Marketing, Industrial Products Division and Applied Fluid Technology Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. He joined the Company in 1995.

Kathryn L. Schoenrock, 47, became Executive Vice President and Chief Information Officer in February 2024. She was previously Executive Vice President and Chief Technology Officer from May 2023 to February 2024. From January 2022 to May 2023, she was Executive Vice President, Corporate Controller and Information Systems. From August 2020 to January 2022, she was Executive Vice President, Corporate Controller. She has also served as the Company’s principal accounting officer from August 2020 to May 2023. From 2017 to August 2020, she was Director of Corporate Finance. She served as Director of Financial Reporting from 2012 to 2018. Prior to joining Graco, she served as a Senior Manager in the audit practice of Deloitte & Touche LLP from 2008 to 2012, and held various positions in the audit practice of Deloitte & Touche LLP from 2002 to 2008 and in the audit practice of Arthur Andersen LLP from 2000 to 2002. She joined the Company in 2012.

David J. Thompson, 57, became President, Global Contractor Division in January 2025. From January 2024 to December 2024, he served as President, Worldwide Contractor Equipment Division. He was previously Vice President of Engineering, Contractor Equipment Division, a role he had held since 2021. He held a series of positions of increasing responsibility within the Contractor Equipment Division throughout his career, including Engineering Manager, Senior Engineering Manager and Director of Engineering. He joined the Company in 1988.

Timothy R. White, 55, became President, Expansion Markets Division in January 2025. From June 2021 to December 2024, he served as President, Worldwide Process Division. From August 2020 to June 2021, he served as President, White Knight and QED Environmental Systems. He served as President, EMEA from 2018 to August 2020. From 2015 to 2018, he was the President of QED Environmental Systems. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from 2012 to 2015. From 2011 to 2012, he was the North American Sales Manager, Applied Fluid Technologies Division. From 2008 to 2011, he was Operations Director, Contractor Equipment Division. Prior to becoming

Operations Director, Contractor Equipment Division, he held various manufacturing management positions. He joined the Company in 1992.

Angela F. Wordell, 53, became Executive Vice President and Chief Operations and Supply Chain Officer in January 2025. From January 2022 to December 2024, she served as Executive Vice President, Operations. From April 2020 to January 2022, she was Executive Vice President, Operations, and President, Worldwide Oil & Natural Gas Division. From 2018 to April 2020, she was Executive Vice President, Operations. From 2017 to 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From 2010 to 2017, she was Operations Director, Industrial Product Division and China Factory. Prior to that, she held various manufacturing management and engineering positions. She joined the Company in 1993.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 24, 2025, the share price was $85.86 and there were 169,493,970 shares outstanding and 1,570 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 204,372 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2019, and all dividends were reinvested).

	2019	2020	2021	2022	2023	2024
Dow Jones U.S. Industrial Machinery	$100	$116	$144	$126	$160	$177
S&P 500	100	118	152	125	158	197
Graco Inc.	100	141	158	134	175	171

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 28, 2024 - Oct 25, 2024	—	—	—	13,151,009
Oct 26, 2024 - Nov 22, 2024	—	—	—	13,151,009
Nov 23, 2024 - Dec 27, 2024	—	—	—	13,151,009

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. A discussion of changes in our financial condition and the results of operations from the year ended December 29, 2023 compared to December 30, 2022 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 29, 2023. The discussion is organized in the following sections:

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

Manufacturing is a key competency of the Company. Our management team in Minneapolis provides strategic manufacturing expertise and is also responsible for factories not fully aligned with a single division. Our largest manufacturing facilities are in the U.S. We also manufacture some of our products in Switzerland (Industrial segment), Italy (Industrial and Contractor segment), the P.R.C. (all segments), India (Contractor segment), Belgium (all segments) and Romania (Industrial segment). Our primary distribution facilities are located in the U.S., Belgium, Switzerland, United Kingdom, P.R.C., Japan, Italy, South Korea, India, Australia and Brazil.

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2024	2023
Net Sales	$2,113.3	$2,195.6
Operating Earnings	570.1	646.8
Net Earnings	486.1	506.5
Diluted Net Earnings per Common Share	$2.82	$2.94

Adjusted (non-GAAP)(1):
Operating Earnings, adjusted	$577.8	$646.0
Net Earnings, adjusted	477.1	523.9
Diluted Net Earnings per Common Share, adjusted	$2.77	$3.04
(1)     Excludes impacts of business reorganization charges, excess tax benefits from stock option exercises, impairment charges, contingent consideration fair value adjustments, pension settlement losses and certain non-recurring tax provision adjustments. See Financial Results Adjusted for Comparability below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Certain events in the last two years caused fluctuations in financial results. Excess tax benefits related to stock option exercises reduced income taxes by $15 million in 2024 and $10 million in 2023. Business reorganization charges reduced operating earnings in 2024 by $8 million. Other expense for 2023 included a $42 million non-cash pension settlement loss. In 2023, the Company recorded a goodwill impairment and contingent consideration adjustment related to an acquisition that was not material to the financial statements. Other benefits from tax planning activities further reduced income taxes in 2023. Excluding the impacts of those items presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2024	2023
Operating earnings, as reported	$570.1	$646.8
Contingent consideration	—	(8.6)
Impairment	—	7.8
Business reorganization	7.7	—
Operating earnings, adjusted	$577.8	$646.0

Earnings before income taxes, as reported	$589.3	$608.8
Pension settlement loss	—	42.1
Contingent consideration	—	(8.6)
Impairment	—	7.8
Business reorganization	7.7	—
Earnings before income taxes, adjusted	$597.0	$650.1

Income taxes, as reported	$103.2	$102.3
Pension settlement tax effect	—	8.8
Other non-recurring tax benefit	—	4.8
Excess tax benefit from option exercises	14.9	10.3
Business reorganization tax effect	1.8	—
Income taxes, adjusted	$119.9	$126.2

Effective income tax rate
As reported	17.5%	16.8%
Adjusted	20.1%	19.4%

Net Earnings, as reported	$486.1	$506.5
Pension settlement loss, net	—	33.3
Contingent consideration	—	(8.6)
Impairment	—	7.8
Other non-recurring tax benefit	—	(4.8)
Excess tax benefit from option exercises	(14.9)	(10.3)
Business reorganization	5.9	—
Net Earnings, adjusted	$477.1	$523.9

Weighted Average Diluted Shares	172.4	172.2
Diluted Net Earnings per Share
As reported	$2.82	$2.94
Adjusted	$2.77	$3.04

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2024	2023
Net Sales	100.0%	100.0%
Cost of products sold	46.9	47.1
Gross profit	53.1	52.9
Product development	4.0	3.7
Selling, marketing and distribution	13.0	11.9
General and administrative	9.1	7.8
Contingent consideration	—	(0.4)
Impairment	—	0.4
Operating earnings	27.0	29.5
Interest expense	0.1	0.2
Other (income) expense, net	(1.0)	1.6
Earnings before income taxes	27.9	27.7
Income taxes	4.9	4.6
Net Earnings	23.0%	23.1%
Net Earnings, adjusted (see non-GAAP measurements above)	22.6%	23.9%

Net Sales

The following table presents net sales by geographic region (in millions):

	2024	2023
Americas(1)	$1,329.3	$1,338.0
EMEA(2)	454.2	463.9
Asia Pacific	329.8	393.7
Consolidated	$2,113.3	$2,195.6
(1)     North, Central and South America, including the U.S. Sales in the U.S. were $1,149 million in 2024 and $1,162 million in 2023.
(2)    Europe, Middle East and Africa.

The following table presents the components of net sales change by geographic region:

	2024				2023
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	0%	0%	(1)%	4%	0%	0%	4%
EMEA	(4)%	1%	1%	(2)%	0%	0%	3%	3%
Asia Pacific	(16)%	1%	(1)%	(16)%	(1)%	0%	(3)%	(4)%
Consolidated	(4)%	1%	(1)%	(4)%	2%	0%	0%	2%

In 2024, net sales declined in all regions and in most end markets compared to 2023. Declines in global semiconductor markets drove sales lower in the Americas and Asia Pacific. Reduced project activity for automotive, electronics and e-mobility end markets, especially in China, furthered sales declines in Asia Pacific. In the Americas, strong finishing system sales were unable to offset soft residential and non-residential construction markets. In EMEA, decreased industrial activity in Western Europe led to lower sales in 2024.

Gross Profit

The gross profit margin rate for 2024 increased slightly as the favorable effects of realized pricing more than offset unfavorable product and channel mix, lower sales volume and higher product costs.

Operating Expenses

Total operating expenses increased $38 million (7 percent) for 2024 compared to 2023. Operating expenses for 2024 included $13 million in incremental litigation costs associated with a trial that concluded in December of 2024, $13 million of investments in new product development and other growth initiatives, $7 million of business reorganization costs and $7 million of expenses from acquired operations. Reductions in volume and earnings-based expenses of $14 million for the year partially offset the increase in operating expenses. Investment in new product development in 2024 was $87 million, approximately 4 percent of sales.

Operating Earnings

Sales declines and increased operating expenses led to a 12 percent decrease in operating earnings. Operating earnings expressed as a percentage of sales in 2024 decreased approximately 3 percentage points compared to 2023 as lower sales, higher product costs and higher expenses impacted profitability for the year.

Interest & Other Expense

Interest expense was $2 million lower for 2024 compared to 2023 as private placement debt was repaid in the third quarter of 2023. Excluding a prior year pension settlement loss of $42 million, other income increased $13 million for 2024, largely due to increased interest income.

Income Taxes

The effective income tax rate for 2024 was 18 percent, up 1 percentage point from 2023. The increase in 2024 was largely due to non-recurring tax benefits in 2023, variations in excess tax benefits from stock option exercises and the unfavorable effects of foreign earnings taxed at higher rates than the U.S.
Segment Results

The Company has five operating segments which are aggregated into three reportable segments: Contractor, Industrial and Process. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses the performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2024	2023
Sales
Contractor	$988.9	$985.7
Industrial	619.6	662.8
Process	504.8	547.1
Total	$2,113.3	$2,195.6
Operating Earnings
Contractor	$270.1	$285.3
Industrial	201.5	234.1
Process	141.7	165.3
Unallocated corporate (expense) (1)	(43.2)	(38.7)
Contingent consideration	—	8.6
Impairment	—	(7.8)
Total	$570.1	$646.8

(1)    Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2024	2023
Sales
Americas	$721.6	$730.2
EMEA	183.9	179.5
Asia Pacific	83.4	76.0
Total	$988.9	$985.7
Operating Earnings as a Percentage of Sales	27%	29%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2024				2023
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(2)%	1%	0%	(1)%	(1)%	0%	0%	(1)%
EMEA	(1)%	3%	0%	2%	(1)%	0%	2%	1%
Asia Pacific	6%	6%	(2)%	10%	(5)%	0%	(4)%	(9)%
Segment Total	(1)%	2%	(1)%	0%	(1)%	0%	0%	(1)%

Contractor segment sales in 2024 were flat compared to 2023. Incremental sales from acquired operations, increased sales of protective coatings equipment and favorable response to new product offerings offset declines in North American construction markets. The operating margin rate for this segment was 2 percentage points lower than last year due to higher product costs on lower sales volumes, the unfavorable effects of lower margin rates of acquired operations and litigation costs associated with a trial that concluded in December of 2024.

Sales in the Americas represent the majority of sales for the Contractor segment. Management regularly reviews economic and financial indicators for North America, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2024	2023
Sales
Americas	$273.0	$263.6
EMEA	200.3	207.6
Asia Pacific	146.3	191.6
Total	$619.6	$662.8
Operating Earnings as a Percentage of Sales	33%	35%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2024				2023
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	4%	0%	0%	4%	10%	0%	0%	10%
EMEA	(4)%	0%	0%	(4)%	(2)%	0%	3%	1%
Asia Pacific	(22)%	0%	(2)%	(24)%	(3)%	0%	(3)%	(6)%
Segment Total	(6)%	0%	(1)%	(7)%	2%	0%	0%	2%

Industrial segment sales decreased 7 percent for 2024 as finishing system sales in the Americas were unable to offset reduced project activity for automotive, e-mobility and electronic projects in Asia Pacific and weakened industrial activity in EMEA. The operating margin rate for this segment decreased 2 percentage points for the year due to higher product costs from lower sales volumes, business reorganization expenses and the unfavorable effects of product and channel mix.

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

Process Segment

The following table presents net sales and operating earnings as a percentage of sales for the Process segment (dollars in millions):

	2024	2023
Sales
Americas	$334.5	$344.2
EMEA	70.1	76.8
Asia Pacific	100.2	126.1
Total	$504.8	$547.1
Operating Earnings as a Percentage of Sales	28%	30%

The following table presents the components of net sales change by geographic region for the Process segment:

	2024				2023
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(3)%	0%	0%	(3)%	13%	0%	0%	13%
EMEA	(10)%	0%	1%	(9)%	10%	0%	1%	11%
Asia Pacific	(20)%	0%	(1)%	(21)%	5%	0%	(2)%	3%
Segment Total	(8)%	0%	0%	(8)%	11%	0%	0%	11%
Process segment sales decreased in 2024 in all regions mainly due to decline in semiconductor end markets. Other end markets, such as mining, oil and gas, industrial pumps and vehicle services were weaker in 2024 compared to 2023. The operating margin rate for this segment decreased approximately 2 percentage points for the year as price realization was not enough to offset unfavorable expense leverage on lower sales volume.

Although the Americas represent the majority of sales for the Process segment, management monitors indicators such as levels of gross domestic product, capital investment, industrial production, oil and natural gas markets and mining activity worldwide.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2024	2023
Working capital	$1,091.6	$970.6
Current ratio	3.7	3.5
Days of sales in receivables outstanding	62	58
Inventory turnover (LIFO)	2.3	2.2

Higher cash and cash equivalent balances primarily drove increases in working capital in 2024. Decreased receivables from lower sales activity were more than offset by the incremental effect of acquired operations. An effort to reduce inventory levels in 2024 more than offset the effect of acquired inventory. As inventory purchases decreased, trade accounts payable decreased. The current ratio increased in 2024 in line with the changes in working capital.

Capital Structure. At December 27, 2024, the Company’s capital structure included current notes payable of $29 million and shareholders’ equity of $2,584 million. At December 29, 2023, the Company’s capital structure included current notes payable of $30 million and shareholders’ equity of $2,224 million.

Shareholders’ equity increased by $360 million in 2024. The increase provided by current year earnings of $486 million was primarily offset by dividends of $176 million and share repurchases of $31 million. Other increases in shareholders' equity included share issuances, stock compensation and other comprehensive income of $81 million.

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

As of December 27, 2024, the Company had available liquidity of $1,453 million, including cash held in deposit accounts of $675 million, of which $144 million was held outside of the U.S., and available credit under existing committed credit facilities of $778 million.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2025, including its capital expenditure plan of approximately $60 million, planned dividends estimated at $186 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities. The Company has no significant off-balance sheet debt or other unrecorded obligations. The Company believes it has the ability to meet its long-term cash requirements by using available cash and internally generated funds and to borrow under its committed and uncommitted credit facilities.

In December 2024, the Board of Directors increased the Company’s regular quarterly dividend from $0.255 to $0.275 per share, an increase of 8 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2024	2023
Operating activities	$621.7	$651.0
Investing activities	(342.8)	(185.3)
Financing activities	(139.9)	(268.0)
Effect of exchange rates on cash	(1.6)	1.0
Net cash provided	137.4	198.7
Cash and cash equivalents at end of year	$675.3	$537.9

Cash Flows From Operating Activities. Net cash provided by operating activities was $622 million in 2024, down $29 million compared to 2023, due primarily to lower net earnings. Fewer inventory purchases in 2024 as part of an inventory reduction program, as well as other decreases in working capital partially offset the effects of lower net earnings on cash provided by operating activities.
Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $343 million in 2024, including $242 million for business acquisitions and $107 million for capital additions. Cash flows used in investing activities totaled $185 million in 2023, including $185 million for capital additions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $140 million in 2024 and included dividends of $172 million and share repurchases of $31 million, partially offset by net proceeds from share issuances of $66 million.

Cash flows used in financing activities totaled $268 million in 2023 and included share repurchases of $102 million (partially offset by net proceeds from share issuances of $60 million), dividends of $158 million, and net payments on long-term debt and outstanding lines of credit of $65 million.

On December 7, 2018, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. The authorization is for an indefinite period of time or until terminated by the Board. As of December 27, 2024, approximately 13 million shares remain available for purchase under the authorization.

The Company repurchased and retired 0.4 million shares in 2024, 1.4 million shares in 2023 and 3.6 million shares in 2022. The Company has made and may continue to make opportunistic share repurchases in 2025 via open market transactions or short-dated accelerated share repurchase programs.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2025, the Company will use an investment return assumption of 7.3 percent for the funded U.S. plan. The 2024 rate assumed was 7.6 percent for the funded U.S. plan. Mortality rates are based on current common group mortality tables for males and females.

At December 27, 2024, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(14.6)	$1.8
Expected return on assets	$—	$0.6

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

We completed our annual impairment test of goodwill and other intangible assets in the fourth quarter of 2024. No impairment charges were recorded as a result of that review. In 2023, the Company recognized a goodwill impairment related to the reorganization of a business acquired in 2020 that was not material to the consolidated financial statements.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 27, 2024, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese renminbi, South Korean won and Indian rupee. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2024, changes in currency translation rates reduced sales by approximately $6 million and reduced net earnings by approximately $3 million. In 2023, changes in currency translation rates reduced sales by approximately $2 million and reduced net earnings by approximately $4 million.

2025 Outlook

Entering 2025, overall incoming order rates remain steady in an uncertain macroeconomic environment. Demand in China and for semiconductor products appear to have stabilized. The Company's reorganization into global businesses, centered around common customers and distributors, has been completed and is designed with the intention of driving incremental profitable growth. The Company remains committed to its core growth strategies of developing new products, expanding distribution, seeking adjacent markets and new geographies, and pursuing strategic acquisitions. As a result, the Company's outlook for 2025 is low single-digit revenue growth on an organic, constant currency basis.

At January 31, 2025 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2024, the movement in foreign currencies would have an unfavorable impact of approximately 1 percentage point on net sales and 2 percentage points on net earnings for 2025.

The Company's backlog is not a good indicator of future long-term business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial and industrial activity worldwide; changes in currency translation rates; international and domestic political instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax rates or the adoption of new tax legislation; costs associated with legal proceedings; and other risks and uncertainties including those discussed in Item 1A of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the "Company") as of December 27, 2024 and December 29, 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 27, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 18, 2025

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net Sales	$2,113,316	$2,195,606	$2,143,521
Cost of products sold	990,855	1,034,585	1,086,082
Gross Profit	1,122,461	1,161,021	1,057,439
Product development	87,230	82,822	80,008
Selling, marketing and distribution	273,741	260,712	250,948
General and administrative	191,392	171,444	153,783
Contingent consideration	—	(8,600)	—
Impairment	—	7,800	—
Operating Earnings	570,098	646,843	572,700
Interest expense	2,828	5,191	9,897
Other (income) expense, net	(22,013)	32,850	(2,921)
Earnings Before Income Taxes	589,283	608,802	565,724
Income taxes	103,199	102,291	105,079
Net Earnings	$486,084	$506,511	$460,645
Basic Net Earnings per Common Share	$2.88	$3.01	$2.73
Diluted Net Earnings per Common Share	$2.82	$2.94	$2.66
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net Earnings	$486,084	$506,511	$460,645
Components of other comprehensive (loss) income
Cumulative translation adjustment	(32,446)	25,661	(9,582)
Pension and postretirement medical liability adjustment	23,264	11,426	25,630
Income taxes - pension and postretirement medical liability	(5,397)	(2,704)	(5,257)
Other comprehensive (loss) income	(14,579)	34,383	10,791
Comprehensive Income	$471,505	$540,894	$471,436

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 27, 2024	December 29, 2023
ASSETS
Current Assets
Cash and cash equivalents	$675,336	$537,951
Accounts receivable, less allowances of $6,000 and $5,300	362,533	354,439
Inventories	404,676	438,349
Other current assets	54,896	35,070
Total current assets	1,497,441	1,365,809
Property, Plant and Equipment, net	771,656	741,713
Goodwill	487,468	370,228
Other Intangible Assets, net	233,306	126,258
Operating Lease Assets	19,678	18,768
Deferred Income Taxes	46,910	61,381
Other Assets	82,753	37,850
Total Assets	$3,139,212	$2,722,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$28,537	$30,036
Trade accounts payable	60,816	72,214
Salaries and incentives	58,169	64,802
Dividends payable	46,558	42,789
Other current liabilities	211,728	185,359
Total current liabilities	405,808	395,200
Retirement Benefits and Deferred Compensation	80,381	80,347
Operating Lease Liabilities	12,278	11,785
Deferred Income Taxes	37,822	8,215
Other Non-current Liabilities	18,788	2,235
Commitments and Contingencies (Note K)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 169,393,735 and 167,946,063 shares outstanding in 2024 and 2023	169,394	167,946
Additional paid-in-capital	955,051	863,336
Retained earnings	1,509,264	1,227,938
Accumulated other comprehensive loss	(49,574)	(34,995)
Total shareholders’ equity	2,584,135	2,224,225
Total Liabilities and Shareholders’ Equity	$3,139,212	$2,722,007
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Cash Flows From Operating Activities
Net Earnings	$486,084	$506,511	$460,645
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	86,749	74,321	65,997
Deferred income taxes	6,060	(8,502)	(9,997)
Share-based compensation	31,892	30,229	24,695
Pension settlement loss	—	42,129	—
Contingent consideration	—	(8,600)	—
Impairment	—	7,800	—
Change in
Accounts receivable	10,251	(3,245)	(29,944)
Inventories	55,836	42,716	(95,691)
Trade accounts payable	(13,298)	(12,348)	4,195
Salaries and incentives	(12,187)	(2,158)	(18,442)
Retirement benefits and deferred compensation	(14,171)	(13,661)	(18,674)
Other accrued liabilities	(11,242)	(5,269)	(4,191)
Other	(4,274)	1,094	(1,199)
Net cash provided by operating activities	621,700	651,017	377,394
Cash Flows From Investing Activities
Property, plant and equipment additions	(106,737)	(184,775)	(201,161)
Acquisition of businesses, net of cash acquired	(241,767)	—	(25,296)
Other	5,689	(499)	(362)
Net cash used in investing activities	(342,815)	(185,274)	(226,819)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(766)	9,725	(18,252)
Payments on long-term debt and lines of credit	—	(75,000)	(75,000)
Payments of debt issuance costs	(1,707)	(1,025)	—
Common stock issued	70,659	60,182	35,619
Common stock repurchased	(31,350)	(102,344)	(233,426)
Taxes paid related to net share settlement of equity awards	(4,611)	(1,225)	(1,219)
Cash dividends paid	(172,088)	(158,323)	(142,125)
Net cash used in financing activities	(139,863)	(268,010)	(434,403)
Effect of exchange rate changes on cash	(1,637)	1,022	(1,278)
Net increase (decrease) in cash and cash equivalents	137,385	198,755	(285,106)
Cash and Cash Equivalents
Beginning of year	537,951	339,196	624,302
End of year	$675,336	$537,951	$339,196
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2021	$170,308	$742,288	$876,916	$(80,169)	$1,709,343
Shares issued	946	33,454	—	—	34,400
Shares repurchased	(3,552)	(15,481)	(214,393)	—	(233,426)
Stock compensation cost	—	24,216	—	—	24,216
Net earnings	—	—	460,645	—	460,645
Dividends declared ($0.8650 per share)	—	—	(146,317)	—	(146,317)
Other comprehensive income (loss)	—	—	—	10,791	10,791
Balance December 30, 2022	167,702	784,477	976,851	(69,378)	1,859,652
Shares issued	1,666	57,291	—	—	58,957
Shares repurchased	(1,422)	(6,650)	(94,272)	—	(102,344)
Stock compensation cost	—	28,218	—	—	28,218
Net earnings	—	—	506,511	—	506,511
Dividends declared ($0.9600 per share)	—	—	(161,152)	—	(161,152)
Other comprehensive income (loss)	—	—	—	34,383	34,383
Balance December 29, 2023	167,946	863,336	1,227,938	(34,995)	2,224,225
Shares issued	1,847	64,201	—	—	66,048
Shares repurchased	(399)	(2,049)	(28,902)	—	(31,350)
Stock compensation cost	—	29,563	—	—	29,563
Net earnings	—	—	486,084	—	486,084
Dividends declared ($1.0400 per share)	—	—	(175,856)	—	(175,856)
Other comprehensive income (loss)	—	—	—	(14,579)	(14,579)
Balance December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 27, 2024, December 29, 2023 and December 30, 2022

A. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52- or 53-weeks, ending on the last Friday in December. The years ended December 27, 2024, December 29, 2023, and December 30, 2022 were 52-week years.

Basis of Statement Presentation. The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of intercompany balances and transactions. As of December 27, 2024, all subsidiaries are 100 percent controlled by the Company. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

Foreign Currency Translation. The functional currency of certain subsidiaries is the local currency. Accordingly, adjustments resulting from the translation of those subsidiaries’ financial statements into U.S. dollars are charged or credited to accumulated other comprehensive income (loss). The U.S. dollar is the functional currency for all other foreign subsidiaries. Accordingly, gains and losses from the translation of foreign currency balances and transactions of those subsidiaries are included in other (income) expense, net.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2024	2023
Assets
Cash surrender value of life insurance	2	$24,411	$22,255
Forward exchange contracts	2	116	—
Total assets at fair value		$24,527	$22,255
Liabilities
Contingent consideration	3	$14,647	$1,375
Deferred compensation	2	8,196	6,445
Forward exchange contracts	2	—	422
Total liabilities at fair value		$22,843	$8,242

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

The Company’s policy and accounting for forward exchange contracts are described below in Derivative Instruments and Hedging Activities.

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

Accounts Receivable. Accounts receivable includes trade receivables of $348 million in 2024 and $343 million in 2023. Other receivables totaled $15 million in 2024 and $11 million in 2023.

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

Following is a summary of activity in the allowance for credit losses (in thousands):

	2024	2023	2022
Balance, beginning	$4,655	$6,130	$3,254
Additions charged to costs and expenses	930	1,125	3,567
Additions (deductions) from reserves (1)	(383)	(2,711)	(633)
Other (deductions) additions(2)	(229)	111	(58)
Balance, ending	$4,973	$4,655	$6,130
(1)    Additions represents amounts identified in acquisitions. Deductions represent amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2)     Includes effects of foreign currency translation.

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. The last-in, first-out (LIFO) cost method is used for valuing most U.S. inventories. Inventories of most foreign subsidiaries are valued using the first-in, first-out (FIFO) cost method.

Other Current Assets. Amounts included in other current assets were (in thousands):

	2024	2023
Prepaid income taxes	$25,097	$14,546
Prepaid expenses and other	29,799	20,524
Total	$54,896	$35,070

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We completed our annual impairment test of all long-lived assets in the fourth quarter of 2024. No impairment charges were recorded as a result of that review. In 2023, the Company recognized a goodwill impairment related to the reorganization of a business acquired in 2020 that was not material to the consolidated financial statements. There were no impairment charges in 2022.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Contractor	Industrial	Process	Total
Balance, December 30, 2022	$77,034	$134,771	$156,366	$368,171
Impairment	—	—	(7,800)	(7,800)
Foreign currency translation	508	8,361	988	9,857
Balance, December 29, 2023	77,542	143,132	149,554	370,228
Additions, adjustments from business acquisitions	126,101	—	4,022	130,123
Foreign currency translation	(5,605)	(6,907)	(371)	(12,883)
Balance, December 27, 2024	$198,038	$136,225	$153,205	$487,468

Components of other intangible assets, net were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 27, 2024
Cost	$270,910	$34,731	$3,756	$95,091	$404,488
Accumulated amortization	(143,689)	(10,534)	(1,478)	—	(155,701)
Foreign currency translation	(12,102)	(1,182)	(79)	(2,118)	(15,481)
Book value	$115,119	$23,015	$2,199	$92,973	$233,306
Weighted average life in years	14	9	3	N/A

As of December 29, 2023
Cost	$191,417	$14,174	$1,300	$62,633	$269,524
Accumulated amortization	(128,248)	(8,547)	(561)	—	(137,356)
Foreign currency translation	(7,591)	(344)	—	2,025	(5,910)
Book value	$55,578	$5,283	$739	$64,658	$126,258
Weighted average life in years	13	9	6	N/A

Amortization of intangibles was $19 million in 2024, $18 million in 2023 and $19 million in 2022. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter
Estimated Amortization Expense	$23,838	$16,996	$13,627	$11,490	$10,875	$63,507

Other Assets. Components of other assets were (in thousands):

	2024	2023
Cash surrender value of life insurance	$24,411	$22,255
Capitalized software	2,853	2,602
Equity method investment	10,140	9,661
Prepaid pension	37,888	—
Deposits and other	7,461	3,332
Total	$82,753	$37,850

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in other (income) expense, net. The cash surrender value increased $2 million in 2024 and $3 million in 2023 and decreased $4 million in 2022.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2024	2023
Accrued self-insurance retentions	$8,240	$8,654
Accrued warranty and service liabilities	18,712	15,408
Accrued trade promotions	11,086	14,312
Payable for employee stock purchases	16,767	16,639
Customer advances and deferred revenue	52,522	51,578
Income taxes payable	8,102	9,837
Tax payable, other	14,557	12,289
Operating lease liabilities, current	7,838	8,242
Right of return refund liability	15,557	17,826
Acquisition-related consideration payable	10,339	—
Other	48,008	30,574
Total	$211,728	$185,359

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $8 million as of December 27, 2024 and $9 million as of December 29, 2023.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2024	2023
Balance, beginning of year	$15,408	$14,674
Assumed in business acquisition	3,861	—
Charged to expense	10,567	11,128
Margin on parts sales reversed	3,391	3,875
Reductions for claims settled	(14,515)	(14,269)
Balance, end of year	$18,712	$15,408

Revenue Recognition. Revenue is recognized at a single point in time upon the satisfaction of performance obligations, which occurs when control of the goods or service transfers to the customer. This is generally on the date of shipment for product sales; however certain sales have terms requiring recognition when the goods are received by the customer. In cases where there are specific customer acceptance provisions, revenue is recognized at the later of customer acceptance or shipment (subject to shipping terms). Payment terms are established based on the type of product, distributor capabilities and competitive market conditions, and do not exceed one year. Standalone selling prices are determined based on the prices charged to customers for all material performance obligations.

Variable consideration is accounted for as a price adjustment (sales adjustment). The following are examples of variable consideration that affect the Company’s reported revenue. Early payment discounts are provided to certain customers and within certain regions. Rights of return are typically contractually limited and amounts are estimable. The Company records a refund liability and establishes a recovery asset for the value of product expected to be returned at the time revenue is recognized. This includes promotions when, from time to time, the Company may promote the sale of new products by agreeing to accept returns of superseded products. Provisions for sales returns are recorded as a reduction of net sales, and provisions for warranty claims are recorded in selling, marketing and distribution expenses. Historically, sales returns have been approximately 2 percent of sales. Trade promotions are offered to distributors and end users through various programs, generally with terms of one year or less. Such promotions include rebates based on annual purchases and sales growth, coupons and reimbursement for competitive products. Payment of incentives may take the form of cash, trade credit, promotional merchandise or free product. Rebates are accrued based on the program rates and progress toward the probability weighted estimate of annual sales amount and sales growth.

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

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance of customer advances and deferred revenue was $53 million as of December 27, 2024 and $52 million as of December 29, 2023. Net sales for 2024 included $50 million that was in customer advances and deferred revenue as of December 29, 2023. Net sales for 2023 included $50 million that was in customer advances and deferred revenue as of December 30, 2022.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other (income) expense, net. The notional amounts of contracts outstanding as of December 27, 2024, totaled $51 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2024	2023
Foreign Currency Contracts
Assets	$136	$26
Liabilities	(20)	(448)
Net Assets (Liabilities)	$116	$(422)

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

The Industrial segment includes our Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, powder coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, including Electro or e-mobility, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The cost of manufacturing for each segment is based on product cost, and expenses are based on actual costs incurred along with cost allocations of shared and centralized functions based on activities performed, sales or space utilization. Depreciation expense is charged to the manufacturing or operating cost center that utilizes the asset and is then allocated to segments on the same basis as other expenses within that cost center. Segments are responsible for development, manufacturing, marketing and sales of their products. This allows for focused marketing and efficient product development. The segments share common purchasing, certain manufacturing, distribution and administration functions.

The Company’s chief operating decision maker is the chief executive officer.

The Company’s chief operating decision maker uses operating earnings excluding unallocated corporate expense to assess the operating performance of each segment. Operating earnings is used to make resource allocation decisions amongst segments and to determine compensation for certain employees. Gross profit is additionally used to evaluate product pricing and operating performance.

Unallocated corporate expenses include such items as stock compensation, certain acquisition transaction costs, bad debt expense, charitable contributions and certain facility expenses. Asset information by segment is not reported to the chief operating decision maker and therefore is not disclosed.

Segment information follows (in thousands):

	2024	2023	2022
Contractor
Net Sales	$988,865	$985,675	$999,060
Cost of products sold	484,926	493,857	555,622
Gross Profit	503,939	491,818	443,438
Operating Expenses	233,795	206,424	193,605
Contractor Operating Earnings	$270,144	$285,394	$249,833

Industrial
Net Sales	$619,653	$662,785	$649,347
Cost of products sold	260,856	279,160	274,660
Gross Profit	358,797	383,625	374,687
Operating Expenses	157,309	149,571	143,389
Industrial Operating Earnings	$201,488	$234,054	$231,298

Process
Net Sales	$504,798	$547,146	$495,114
Cost of products sold	238,195	255,375	250,832
Gross Profit	266,603	291,771	244,282
Operating Expenses	124,871	126,498	121,938
Process Operating Earnings	$141,732	$165,273	$122,344

Reportable Segment Operating Earnings Total	$613,364	$684,721	$603,475
Unallocated corporate expense	43,266	38,678	30,775
Contingent consideration	—	(8,600)	—
Impairment	—	7,800	—
Operating Earnings	570,098	646,843	572,700
Interest expense	2,828	5,191	9,897
Other (income) expense, net	(22,013)	32,850	(2,921)
Earnings Before Income Taxes	$589,283	$608,802	$565,724

Geographic information follows (in thousands):

	2024	2023	2022
Net Sales (based on customer location)
United States	$1,149,044	$1,161,607	$1,116,012
Other countries	964,272	1,033,999	1,027,509
Total	$2,113,316	$2,195,606	$2,143,521
Long-lived Assets
United States	$635,698	$622,430
Other countries	135,958	119,283
Total	$771,656	$741,713

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2024, 2023 and 2022.

C. Inventories

Major components of inventories were as follows (in thousands):

	2024	2023
Finished products and components	$197,242	$221,847
Products and components in various stages of completion	114,647	131,906
Raw materials and purchased components	214,902	202,294
Subtotal	526,791	556,047
Reduction to LIFO cost	(122,115)	(117,698)
Total	$404,676	$438,349

Inventories valued under the LIFO method were $179 million in 2024 and $211 million in 2023. Most other inventory was valued on the FIFO method.

In 2024, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities, although increases in current product costs offset the impact of the decrement. The impact on net earnings was not significant.

D. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2024	2023
Land and improvements	$73,767	$70,382
Buildings and improvements	610,580	500,373
Manufacturing equipment	481,400	441,824
Office, warehouse and automotive equipment	71,901	61,594
Additions in progress	25,205	132,609
Total property, plant and equipment	1,262,853	1,206,782
Accumulated depreciation	(491,197)	(465,069)
Net property, plant and equipment	$771,656	$741,713

Depreciation expense was $67 million in 2024, $55 million in 2023 and $46 million in 2022.

E. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2024	2023	2022
Domestic	$484,088	$450,806	$401,405
Foreign	105,195	157,996	164,319
Total	$589,283	$608,802	$565,724

Income tax expense consists of (in thousands):

	2024	2023	2022
Current
Federal	$62,402	$79,732	$70,976
State and local	6,256	7,282	5,948
Foreign	28,481	23,779	38,152
Current income tax expense	97,139	110,793	115,076
Deferred
Domestic	8,344	(6,919)	(8,733)
Foreign	(2,284)	(1,583)	(1,264)
Deferred income tax expense (benefit)	6,060	(8,502)	(9,997)
Total	$103,199	$102,291	$105,079

Income taxes paid were $104 million in 2024, $111 million in 2023 and $112 million in 2022.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	2024	2023	2022
Statutory tax rate	21%	21%	21%
Tax effect of international operations	1	(1)	1
State taxes, net of federal effect	1	1	1
U.S. general business tax credits	(1)	(1)	(1)
Stock compensation excess tax benefit	(2)	(1)	(1)
Foreign Derived Intangible Income (FDII)	(2)	(2)	(2)
Effective tax rate	18%	17%	19%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax assets (liabilities) resulting from these differences were as follows (in thousands):

	2024	2023
Inventory valuations	$3,456	$1,005
Accrued self-insurance retentions	1,187	1,390
Accrued warranty and service liabilities	2,392	2,290
Vacation accruals	3,409	3,450
Customer allowances	4,080	4,137
Excess of tax over book depreciation and amortization	(79,728)	(44,197)
Pension benefit obligation	915	10,063
Postretirement medical benefit obligation	5,002	5,039
Acquisition costs	442	—
Stock compensation	12,634	12,686
Deferred compensation	5,305	2,205
Deferred revenue	927	2,024
Research and development	31,543	23,324
Prepayments from foreign subsidiaries	13,872	27,301
Other	3,652	2,449
Net deferred tax assets	$9,088	$53,166

Total deferred tax assets were $47 million and $61 million, and total deferred tax liabilities were $38 million and $8 million on December 27, 2024 and December 29, 2023, respectively. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the changes in other comprehensive income (loss) items and acquisition purchase accounting.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support the expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 27, 2024, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

F. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate as of
	December 27, 2024	Maturity	2024	2023
Unsecured revolving credit facility	N/A	October 2029	—	—
Unsecured revolving credit facility - offshore renminbi denominated	4.36%	N/A	27,375	28,099
Notes payable to banks	—%	2025	1,162	1,937
Total debt			$28,537	$30,036

On October 25, 2024, the Company executed an amendment to its amended and restated credit agreement, extending the expiration date to October 25, 2029, that amended, superseded and restated in its entirety the Company's existing credit agreement with U.S. Bank National Association, as administrative agent and a lender, and the other lenders that are parties thereto. The amended agreement with a syndicate of lenders provides up to $750 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. The Company may borrow up to $50 million under the swingline portion of the facility for daily working capital needs.
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

The Company maintains a revolving credit agreement with a sole lender that provides up to $50 million of committed credit, available for general corporate purposes, working capital needs, share repurchases and acquisitions. Under the terms of the agreement, loans may be denominated in U.S. dollars or Chinese renminbi (offshore). Loans denominated in U.S. dollars bear interest, at the Company’s option, at either a base rate or a HIBOR-based rate. Loans denominated in Chinese renminbi (offshore) bear interest at a HIBOR-based rate based on the Chinese offshore rate. Other terms of this revolving credit agreement are substantially similar to those of the Company’s amended and restated credit agreement that expires in October 2029.

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

On December 27, 2024, the Company had $818 million in lines of credit, including the $800 million in committed credit facilities described above and $18 million with foreign banks. The unused portion of committed credit lines was $778 million as of December 27, 2024. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $20 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and other benchmark rates (e.g. SOFR, EURIBOR, HIBOR, TIBOR and RFR). The Company pays facility fees at an annual rate of up to 0.15% on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 27, 2024.

Annual maturities of debt are as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter
Maturities of debt	$28,537	$—	$—	$—	$—	$—

Interest paid on debt was $3 million in 2024, $6 million in 2023 and $10 million in 2022.

G. Shareholders’ Equity

At December 27, 2024, the Company had 22,549 authorized, but unissued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 31, 2021	$(60,107)	$(20,062)	$(80,169)
Other comprehensive income (loss) before reclassifications	16,083	(9,582)	6,501
Amounts reclassified from accumulated other comprehensive income	4,290	—	4,290
Balance, December 30, 2022	(39,734)	(29,644)	(69,378)
Other comprehensive income (loss) before reclassifications	(28,162)	25,661	(2,501)
Amounts reclassified from accumulated other comprehensive income	36,884	—	36,884
Balance, December 29, 2023	(31,012)	(3,983)	(34,995)
Other comprehensive income (loss) before reclassifications	15,098	(32,446)	(17,348)
Amounts reclassified from accumulated other comprehensive income	2,769	—	2,769
Balance, December 27, 2024	$(13,145)	$(36,429)	$(49,574)

Amounts related to pension and postretirement medical adjustments are classified to non-service components of pension cost that are included within other non-operating expenses. Included in the 2023 reclassifications were $42 million of pension settlement losses. See Note J for additional details regarding pension and postretirement medical plans.

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

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was an expense of $2 million in 2024 and $2 million in 2023 and a benefit of $0.2 million in 2022.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 9,940 shares in 2024, 11,150 shares in 2023 and 12,055 shares in 2022. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 2021	9,575	$39.31	7,296	$33.75
Granted	1,381	71.03
Exercised	(645)	25.58
Canceled	(46)	49.42
Outstanding, December 30, 2022	10,265	44.40	7,793	37.22
Granted	1,114	71.45
Exercised	(1,354)	30.77
Canceled	(121)	62.75
Outstanding, December 29, 2023	9,904	49.09	7,274	41.46
Granted	925	89.23
Exercised	(1,535)	32.10
Canceled	(155)	76.03
Outstanding, December 27, 2024	9,139	$55.60	6,582	$47.16

The following table summarizes information for options outstanding and exercisable at December 27, 2024 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 20-40	2,007	1.6	$28.05	2,007	$28.05
$ 40-60	3,267	4.3	48.93	3,267	48.93
$ 60-80	2,988	7.4	71.50	1,294	71.87
$ 80-100	877	9.2	89.24	14	89.77
$ 20-100	9,139	5.2	$55.60	6,582	$47.16

The aggregate intrinsic value of exercisable option shares was $243 million as of December 27, 2024 with a weighted average contractual term of 4 years. There were approximately 9.1 million vested share options and share options expected to vest as of December 27, 2024 with an aggregate intrinsic value of $265 million, a weighted average exercise price of $55.60 and a weighted average contractual term of 5.2 years.

Information related to options exercised as follows (in thousands):

	2024	2023	2022
Cash received	$49,566	$40,708	$15,739
Aggregate intrinsic value	84,328	61,624	28,193
Tax benefit realized	17,675	12,605	6,020

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 330,413 shares in 2024, 322,764 shares in 2023 and 316,250 shares in 2022.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 15 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 27, 2024
Stock Incentive Plan (2019)	15,000	9,095
Employee Stock Purchase Plan (2006)	21,000	11,110
Total	36,000	20,205

Amounts available for future issuance exclude outstanding options. Options outstanding, as of December 27, 2024, include options granted under two plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2024	2023	2022
Share-based compensation	$31,892	$30,229	$24,695
Tax benefit	3,295	3,177	2,319
Share-based compensation, net of tax	$28,597	$27,052	$22,376

As of December 27, 2024, there was $16 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2024	2023	2022
Expected life in years	6.6	6.7	6.4
Interest rate	4.2%	4.0%	2.7%
Volatility	26.3%	26.3%	26.2%
Dividend yield	1.1%	1.3%	1.2%
Weighted average fair value per share	$28.03	$21.76	$19.10

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

	2024	2023	2022
Expected life in years	1.0	1.0	1.0
Interest rate	4.9%	5.1%	0.9%
Volatility	24.2%	26.4%	20.5%
Dividend yield	1.1%	1.4%	1.2%
Weighted average fair value per share	$23.16	$18.04	$16.01

I. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2024	2023	2022
Net earnings available to common shareholders	$486,084	$506,511	$460,645
Weighted average shares outstanding for basic earnings per share	168,884	168,442	168,952
Dilutive effect of stock options computed based on the treasury stock method using the average market price	3,521	3,757	3,941
Weighted average shares outstanding for diluted earnings per share	172,405	172,199	172,893
Basic earnings per share	$2.88	$3.01	$2.73
Diluted earnings per share	$2.82	$2.94	$2.66

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 0.9 million shares in 2024, 2.0 million shares in 2023 and 2.2 million shares in 2022.

J. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 2 percent of the employee’s compensation. Employer contributions totaled $12 million in 2024, $12 million in 2023 and $10 million in 2022.

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

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 days or 60 days advance notice, while most of the funds allow redemptions daily. The plan had unfunded commitments to make additional investments in certain funds totaling $2 million as of December 27, 2024 and December 29, 2023.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	December 27, 2024	December 29, 2023
Cash and cash equivalents	1	$115	$1,425
Insurance contract	3	32,466	36,151
Investments categorized in fair value hierarchy		32,581	37,576
Equity
U.S. Large Cap	N/A	64,645	40,726
International	N/A	16,444	17,554
Total equity		81,089	58,280
Fixed income	N/A	64,331	49,595
Real estate and other	N/A	4,545	15,400
Investments measured at net asset value		149,965	123,275
Total		$182,546	$160,851

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2024	2023
Balance, beginning of year	$36,151	$32,163
Purchases	2,331	2,593
Redemptions	(4,133)	(2,833)
Unrealized (losses) gains	(1,883)	4,228
Balance, end of year	$32,466	$36,151

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 27, 2024 and December 29, 2023, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2024	2023	2024	2023
Change in benefit obligation
Obligation, beginning of year	$213,575	$315,807	$22,654	$22,930
Service cost	5,097	5,729	344	348
Interest cost	9,194	16,535	1,148	1,165
Actuarial (gain) loss	(19,973)	32,763	(2,153)	(237)
Benefit payments	(3,117)	(12,103)	(1,658)	(1,552)
Plan amendments	(285)	(250)	—	—
Settlements	(3,579)	(149,212)	—	—
Exchange rate changes	(3,603)	4,306	—	—
Obligation, end of year	$197,309	$213,575	$20,335	$22,654
Change in plan assets
Fair value, beginning of year	$160,851	$281,175	$—	$—
Actual return on assets	7,658	14,504	—	—
Employer contributions	23,216	23,066	1,658	1,552
Benefit payments	(3,117)	(12,103)	(1,658)	(1,552)
Settlements	(3,579)	(149,212)	—	—
Exchange rate changes	(2,483)	3,421	—	—
Fair value, end of year	$182,546	$160,851	$—	$—
Unfunded status	$(14,763)	$(52,724)	$(20,335)	$(22,654)

Amounts recognized in consolidated balance sheets
Non-current assets	$37,888	$215	$—	$—
Current liabilities	2,421	1,749	1,633	1,745
Non-current liabilities	50,230	51,190	18,702	20,909
Net	$14,763	$52,724	$20,335	$22,654

Changes in discount rates used to value pension obligations were the main drivers of actuarial gains in 2024 and losses in 2023. In 2024 and 2023, the Company made a $20 million voluntary contribution each year to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $180 million for 2024 and $186 million for 2023. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2024	2023
Projected benefit obligation	$85,117	$89,206
Accumulated benefit obligation	80,746	81,701
Fair value of plan assets	32,466	36,150

The components of net periodic benefit cost for the plans for 2024, 2023 and 2022 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2024	2023	2022	2024	2023	2022
Service cost-benefits earned during the period	$5,097	$5,729	$8,242	$344	$348	$516
Interest cost on projected benefit obligation	9,194	16,535	10,996	1,148	1,165	839
Expected return on assets	(10,147)	(19,141)	(19,754)	—	—	—
Amortization of prior service cost	(281)	36	84	—	—	—
Amortization of net loss	3,255	5,999	4,701	—	(133)	345
Settlement loss	346	42,169	—	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	171	368	284	N/A	N/A	N/A
Net periodic benefit cost	$7,635	$51,695	$4,553	$1,492	$1,380	$1,700

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating expenses totaled $3 million in 2024, $44 million in 2023 and $1 million in 2022.

Amounts recognized in other comprehensive income (loss) in 2024 and 2023 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2024	2023	2024	2023
Net (loss) gain arising during the period	$17,506	$(37,132)	$2,153	$237
Amortization of net loss (gain)	3,255	5,999	—	(133)
Prior service credit (cost) arising during the period	285	250	—	—
Settlement loss	346	42,169	—	—
Amortization of prior service (credit) cost	(281)	36	—	—
Total	$21,111	$11,322	$2,153	$104

Amounts included in accumulated other comprehensive income (loss) as of December 27, 2024 and December 29, 2023, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2024	2023	2024	2023
Prior service cost	$2,026	$2,163	$—	$—
Net gain (loss)	(22,954)	(44,195)	4,148	1,995
Net gain (loss) before income taxes	(20,928)	(42,032)	4,148	1,995
Income taxes	4,549	9,464	(914)	(439)
Net	$(16,379)	$(32,568)	$3,234	$1,556

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2024	2023	2024	2023
U.S. Plans
Discount rate	5.9%	5.3%	5.8%	5.3%
Rate of compensation increase	2.5%	2.7%	N/A	N/A
Non-U.S. Plans
Discount rate	1.4%	2.1%	N/A	N/A
Rate of compensation increase	2.0%	1.7%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2024	2023	2022	2024	2023	2022
U.S. Plans
Discount rate	5.3%	5.6%	3.0%	5.3%	5.6%	2.9%
Rate of compensation increase	2.7%	2.7%	2.7%	N/A	N/A	N/A
Expected return on assets	7.6%	7.6%	6.3%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	2.1%	0.4%	0.4%	N/A	N/A	N/A
Rate of compensation increase	1.7%	1.3%	1.3%	N/A	N/A	N/A
Expected return on assets	2.1%	1.6%	1.0%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.5 percent for 2025, decreasing each year to a constant rate of 4.0 percent for 2050 and thereafter, subject to the plan’s annual increase limitation.

The Company expects to contribute $2 million to its unfunded pension plans and $2 million to the postretirement medical plan in 2025. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2025. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2025	$6,148	$1,633
2026	8,297	1,574
2027	10,028	1,580
2028	10,093	1,561
2029	11,463	1,543
Years 2030-2034	65,071	7,484

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
Supplemental information related to the Company's lease activities were as follows (in thousands):

	2024	2023
Operating lease expense	$10,464	$11,688
Operating lease payments	9,752	11,903
Non-cash additions to operating lease assets	511	6,141

Additional information related to operating leases were as follows:

	2024	2023
Weighted average remaining lease term (years)	2.2	3.1
Weighted average discount rate	3.76%	5.13%

Variable lease costs and short-term lease costs were not significant for the twelve months ended December 27, 2024 and December 29, 2023.

As of December 27, 2024, future maturities of operating lease liabilities were as follows (in thousands):

2025	$7,838
2026	9,363
2027	4,018
2028	1,556
2029	360
Thereafter	334
Total lease payments	$23,469
Present value adjustment	(3,353)
Operating lease liabilities	$20,116

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $82 million at December 27, 2024. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $48 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with non-cancelable terms of more than one year totaled $15 million in 2025, $11 million in 2026, $8 million in 2027 and $5 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $6 million at December 27, 2024. The Company has also guaranteed the debt of its subsidiaries for up to $4 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

Contingencies. The Company is party to various legal proceedings arising in the normal course of business. The Company is actively pursuing and defending these matters and has recorded an estimate of the probable costs where appropriate. Management does not expect that the resolution of these matters will have a material adverse effect on the Company, although the ultimate outcome cannot be determined based on available information.

L. Acquisitions

On November 4, 2024, the Company acquired Corob S.p.A. ("Corob") for €230 million in cash, subject to normal post-closing purchase price adjustments, with up to €30 million in additional contingent consideration. Corob is a global leader in the design and manufacturing of high-performance volumetric and gravimetric dispense, mixing, and shaking equipment used in mission-critical tinting applications. The acquired business expands and complements the Company’s Contractor segment. Results of Corob's operations, including $16 million of sales and $3 million of operating losses, have been included in the Company’s Contractor segment starting from the date of acquisition. As of December 27, 2024, the purchase price allocation remains preliminary as the Company completes its assessment, principally related to income taxes and the finalization of post-closing purchase price adjustments. The financial results of the Corob acquisition are not expected to have a material impact on the consolidated financial statements.

The contingent consideration is related to the sellers' eligibility to receive cash earn out payments, calculated based on qualified revenue performance metrics for two individual twelve-month periods. The earn out payments are capped at €15.0 million for both periods. The fair value of the earn out payments was initially valued using a probability-weighted expected return approach of future payments to be made to previous owners based on future revenues.

The total purchase consideration consisted of the following (in thousands):

Cash paid	$265,301
Acquisition-related consideration payable	10,339
Contingent consideration	14,607
Total purchase consideration	$290,247

Preliminary purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$30,899
Accounts receivable	28,120
Inventories	26,375
Other current assets	17,915
Property, plant and equipment	16,619
Other non-current assets	5,854
Identifiable intangible assets	131,564
Goodwill	126,101
Current liabilities	(52,544)
Deferred income taxes, net	(33,166)
Other non-current liabilities	(7,490)
Total net assets acquired	$290,247

Goodwill recognized from the Corob acquisition primarily reflects an intangible asset that does not qualify for separate recognition. None of the goodwill acquired with Corob is deductible for tax purposes.

Identifiable intangible assets and estimated useful life are as follows (in thousands):

		Estimated Life (years)
Trade name	$32,458	Indefinite
Customer relationship	76,493	15
Developed technology	20,557	10
Backlog	2,056	0.5
Total identifiable intangibles assets	$131,564

The fair values of the trade name and developed technology acquired in the acquisition were determined using a relief-from-royalty method, and customer relationships and backlog acquired were determined using an excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy described in Note A.

The following unaudited pro forma information provides the results of operations for the years ended December 27, 2024 and December 29, 2023, as if the acquisition had been completed at the beginning of fiscal year 2023 (in thousands, except per share amounts):

	2024	2023
Net sales	$2,218,982	$2,316,030
Net earnings	489,109	501,114
Earnings per share
Basic	$2.90	$2.97
Diluted	$2.84	$2.91

The unaudited pro forma information includes the impact of intangible asset amortization of approximately $8 million in 2024 and $11 million in 2023. The year ended December 27, 2024 excludes the impact of $4 million of transaction-related expenses and non-recurring expense related to the fair value adjustment to acquisition-date inventory. The year ended December 29, 2023 was adjusted to include transaction-related expenses and non-recurring expenses related to the fair value adjustment to acquisition-date inventory. The information also reflects the pro forma cost of foregone interest income but does not reflect the effect of any synergies or integration costs that may result from the acquisition.

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined company's results of operations would have been had the acquisition occurred at the beginning of 2023. It also may not be useful in predicting the future results of operations of the combined company.

The Company completed another acquisition in 2024 that was not material to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer, the Chief Financial Officer and Treasurer, and the Executive Vice President, Corporate Controller and Information Systems. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 27, 2024.

The Company completed its acquisition of Corob on November 4, 2024. The Company is continuing to integrate Corob into its internal control over financial reporting, and management’s evaluation of the effectiveness of the Company’s internal control over financial reporting excluded Corob as of December 27, 2024, as permitted by guidance issued by the Securities and Exchange Commission. Corob accounted for approximately 12% of total assets and less than 1% of total net sales included within the consolidated financial statements of Graco Inc. and its subsidiaries as of and for the fiscal year ended December 27, 2024.

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

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Corob S.p.A. ("Corob"), which was acquired on November 4, 2024, and whose financial statements constitute approximately 12% of total assets and less than 1% of total net sales within the consolidated financial statements of Graco Inc. as of and for the year ended December 27, 2024. Accordingly, our audit did not include the internal control over financial reporting at Corob.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2025

Item 9B. Other Information

During the three months ended December 27, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be held on April 25, 2025 (the “Proxy Statement”), is incorporated herein by reference.

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

Insider Trading Arrangements and Policies

The information under the heading “Corporate Governance Documents—Insider Trading Policy and Procedures and Prohibition on Hedging and Pledging” in our Company’s Proxy Statement is incorporated herein by reference.

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

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	68
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023.

4.1	Description of Our Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s 2019 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.2	Graco Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2010.)

*10.3	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.4	Graco Inc. Amended and Restated 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2024.)

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

*10.16	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2019 Stock Incentive Plan commencing in 2025.

*10.17	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2019 Stock Incentive Plan commencing in 2025.

*10.18	Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2019 Stock Incentive Plan commencing in 2025.

*10.19
Executive Officer Restricted Stock Unit Agreement. Form of agreement used to award restricted stock units to Dale D. Johnson under the Graco Inc. 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 26, 2021.)

*10.20	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.21
Key Employee Agreement. Form of agreement used with Chief Executive Officer and other executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 27, 2021.) Key Employee Agreement. Form of agreement to be offered to all persons hired or promoted to be executive officers of the Company after November 30, 2023 where local legal requirements warrant a different form. (Incorporated by reference to Exhibit 10.18 to the Company's 2023 Annual Report on Form 10-K).

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

10.25
Amendment No. 2 to Amended and Restated Credit Agreement, dated June 8, 2023, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed June 8, 2023.)

10.26
Amendment No. 3 to Amended and Restated Credit Agreement dated October 25, 2024, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed October 25. 2024.)

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

11	Statement of Computation of Earnings per share included in Note I on page 55

19	Insider Trading Policy

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

97	Graco Inc. Incentive Recovery Policy (Incorporated by Reference to the Company's 2023 Annual Report on Form 10-K filed February 20, 2024.)

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ Mark W. Sheahan	February 18, 2025
Mark W. Sheahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark W. Sheahan	February 18, 2025
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. Lowe	February 18, 2025
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Christopher D. Knutson	February 18, 2025
Christopher D. Knutson
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer)

J. Kevin Gilligan	Director, Chairman of the Board
Heather L. Anfang	Director
Archie C. Black	Director
Brett C. Carter	Director
Eric P. Etchart	Director
Jody H. Feragen	Director
Martha A. Morfitt	Director
Mark W. Sheahan	Director
Kevin J. Wheeler	Director

Mark W. Sheahan, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Mark W. Sheahan	February 18, 2025
Mark W. Sheahan
(For himself and as attorney-in-fact)