Form 10-Q
period 2025-03-28
GRACO INC
filed 2025-04-23
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2025
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

167,132,852 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 9, 2025.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Sales	$528,284	$492,189
Cost of products sold	250,551	225,992
Gross Profit	277,733	266,197
Product development	19,375	21,872
Selling, marketing and distribution	67,211	66,631
General and administrative	47,134	44,698
Operating Earnings	144,013	132,996
Interest expense	713	744
Other (income) expense, net	(8,174)	(8,078)
Earnings Before Income Taxes	151,474	140,330
Income taxes	27,373	18,131
Net Earnings	$124,101	$122,199
Net Earnings per Common Share
Basic	$0.74	$0.73
Diluted	$0.72	$0.71
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Earnings	$124,101	$122,199
Components of other comprehensive income (loss)
Cumulative translation adjustment	19,903	(18,706)
Pension and postretirement medical liability adjustment	84	918
Income taxes - pension and postretirement medical liability adjustment	(21)	(237)
Other comprehensive income (loss)	19,966	(18,025)
Comprehensive Income	$144,067	$104,174
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 28, 2025	December 27, 2024
ASSETS
Current Assets
Cash and cash equivalents	$536,138	$675,336
Accounts receivable, less allowances of $6,200 and $6,000	372,730	362,533
Inventories	409,950	404,676
Other current assets	50,182	54,896
Total current assets	1,369,000	1,497,441
Property, Plant and Equipment, net	765,297	771,656
Goodwill	495,632	487,468
Other Intangible Assets, net	231,886	233,306
Operating Lease Assets	22,456	19,678
Deferred Income Taxes	41,245	46,910
Other Assets	82,798	82,753
Total Assets	$3,008,314	$3,139,212
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$27,591	$28,537
Trade accounts payable	77,761	60,816
Salaries and incentives	51,912	58,169
Dividends payable	46,365	46,558
Other current liabilities	176,015	211,728
Total current liabilities	379,644	405,808
Retirement Benefits and Deferred Compensation	80,134	80,381
Operating Lease Liabilities	14,856	12,278
Deferred Income Taxes	36,558	37,822
Other Non-current Liabilities	19,402	18,788
Shareholders’ Equity
Common stock	167,218	169,394
Additional paid-in-capital	972,655	955,051
Retained earnings	1,367,455	1,509,264
Accumulated other comprehensive loss	(29,608)	(49,574)
Total shareholders’ equity	2,477,720	2,584,135
Total Liabilities and Shareholders’ Equity	$3,008,314	$3,139,212
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 28, 2025	March 29, 2024
Cash Flows From Operating Activities
Net Earnings	$124,101	$122,199
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	24,708	19,516
Deferred income taxes	3,200	6,041
Share-based compensation	7,353	10,549
Gain on sale of building	(4,737)	(1,216)
Change in
Accounts receivable	(6,258)	28,828
Inventories	(2,789)	(23,242)
Trade accounts payable	17,673	8,038
Salaries and incentives	(7,997)	(23,186)
Retirement benefits and deferred compensation	(648)	1,813
Other accrued liabilities	(23,243)	(24,103)
Other	(5,947)	(6,314)
Net cash provided by operating activities	125,416	118,923
Cash Flows From Investing Activities
Property, plant and equipment additions	(10,597)	(37,192)
Proceeds from sale of building	10,749	5,630
Acquisition of businesses, net of cash acquired	(10,454)	—
Other	(184)	(58)
Net cash used in investing activities	(10,486)	(31,620)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	(1,075)	233
Common stock issued	31,574	45,368
Common stock repurchased	(238,089)	—
Taxes paid related to net share settlement of equity awards	(3,907)	(4,611)
Cash dividends paid	(46,586)	(42,854)
Net cash used in financing activities	(258,083)	(1,864)
Effect of exchange rate changes on cash	3,955	(662)
Net (decrease) increase in cash and cash equivalents	(139,198)	84,777
Cash and Cash Equivalents
Beginning of year	675,336	537,951
End of period	$536,138	$622,728
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Three Months Ended March 28, 2025
Balance, December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
Shares issued	622	27,045			27,667
Shares repurchased	(2,798)	(15,774)	(219,517)		(238,089)
Stock compensation cost		6,333			6,333
Net earnings			124,101		124,101
Dividends declared ($0.275 per share)			(46,393)		(46,393)
Other comprehensive income (loss)				19,966	19,966
Balance, March 28, 2025	$167,218	$972,655	$1,367,455	$(29,608)	$2,477,720

Three Months Ended March 29, 2024
Balance, December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
Shares issued	1,179	39,578	—	—	40,757
Stock compensation cost	—	9,500	—	—	9,500
Net earnings	—	—	122,199	—	122,199
Dividends declared ($0.255 per share)	—	—	(43,007)	—	(43,007)
Other comprehensive income (loss)	—	—	—	(18,025)	(18,025)
Balance, March 29, 2024	$169,125	$912,414	$1,307,130	$(53,020)	$2,335,649

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of March 28, 2025 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 28, 2025 and March 29, 2024, and cash flows for the three months ended March 28, 2025 and March 29, 2024 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 28, 2025, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024 (the "2024 Annual Report").

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

2.Segment Information

Effective January 1, 2025, the Company has classified its business into three reportable segments: Contractor, Industrial and Expansion Markets. The Industrial segment consists of the newly formed Industrial Division and the Powder Division. The Company’s former Industrial and Lubrication Equipment Divisions, along with the Process Transfer Equipment business that was part of the Company’s former Process Division, were combined to form the new global Industrial Division. The Powder Division remains unchanged. The Expansion Markets segment consists of the Expansion Markets Division. The Company’s environmental, semiconductor, high-pressure valves and electric motors businesses, together with select future ventures and acquisitions, reside within this division. The Contractor segment, consisting of the Contractor Division, remains unchanged as a reporting segment relative to prior periods. Prior year segment information has been recast to conform to the current organizational structure.

Segment information follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Contractor
Net Sales	$255,032	$230,042
Cost of products sold	131,883	110,571
Gross Profit	123,149	119,471
Operating expenses	61,219	53,330
Contractor Operating Earnings	$61,930	$66,141

Industrial
Net Sales	$231,653	$224,860
Cost of products sold	96,824	94,719
Gross Profit	134,829	130,141
Operating expenses	55,234	57,052
Industrial Operating Earnings	$79,595	$73,089

Expansion Markets
Net Sales	$41,599	$37,287
Cost of products sold	20,163	18,491
Gross Profit	21,436	18,796
Operating expenses	11,371	12,044
Expansion Markets Operating Earnings	$10,065	$6,752

Reportable Segment Operating Earnings Total	$151,590	$145,982
Unallocated corporate expense	7,577	12,986
Operating Earnings	144,013	132,996
Interest expense	713	744
Other (income) expense, net	(8,174)	(8,078)
Earnings Before Income Taxes	$151,474	$140,330

Geographic information follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Sales (based on customer location)
United States	$282,557	$267,832
Other countries	245,727	224,357
Total	$528,284	$492,189

	March 28, 2025	December 27, 2024
Long-lived Assets
United States	$627,799	$635,698
Other countries	137,498	135,958
Total	$765,297	$771,656

3.Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net earnings available to common shareholders	$124,101	$122,199
Weighted average shares outstanding for basic earnings per share	168,560	168,490
Dilutive effect of stock options computed using the treasury stock method and the average market price	3,021	3,956
Weighted average shares outstanding for diluted earnings per share	171,581	172,446
Basic earnings per share	$0.74	$0.73
Diluted earnings per share	$0.72	$0.71

Anti-dilutive shares not included in diluted earnings per share computation	1,860	940

4.Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2024	9,139	$55.60	6,582	$47.16
Granted	959	85.93
Exercised	(357)	27.87
Canceled	(10)	56.06
Outstanding, March 28, 2025	9,731	$59.60	6,907	$51.06

The Company recognized year-to-date share-based compensation of $7 million in 2025 and $11 million in 2024. As of March 28, 2025, there was $37 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 28, 2025	March 29, 2024
Expected life in years	6.6	6.6
Interest rate	4.4%	4.2%
Volatility	26.2%	26.3%
Dividend yield	1.3%	1.1%
Weighted average fair value per share	$26.80	$28.05

Under the Company’s Employee Stock Purchase Plan, the Company issued 246,000 shares in 2025 and 330,000 shares in 2024. The fair value of the employees’ purchase rights under this plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Three Months Ended
	March 28, 2025	March 29, 2024
Expected life in years	1.0	1.0
Interest rate	4.1%	4.9%
Volatility	19.6%	24.2%
Dividend yield	1.3%	1.1%
Weighted average fair value per share	$19.65	$23.16

5.Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Pension Benefits
Service cost	$1,253	$1,467
Interest cost	2,143	2,430
Expected return on assets	(2,903)	(2,444)
Amortization and other	164	936
Net periodic benefit cost	$657	$2,389
Postretirement Medical
Service cost	$75	$100
Interest cost	200	300
Amortization	—	(25)
Net periodic benefit cost	$275	$375

6.Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended March 28, 2025
Balance, December 27, 2024	$(13,145)	$(36,429)	$(49,574)
Other comprehensive income (loss) before reclassifications	—	19,903	19,903
Reclassified to pension cost and deferred tax	63	—	63
Balance, March 28, 2025	$(13,082)	$(16,526)	$(29,608)

Three Months Ended March 29, 2024
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)
Other comprehensive income (loss) before reclassifications	—	(18,706)	(18,706)
Reclassified to pension cost and deferred tax	681	—	681
Balance, March 29, 2024	$(30,331)	$(22,689)	$(53,020)

Amounts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other non-operating expenses.

7.Receivables and Credit Losses

Accounts receivable include trade receivables of $359 million and other receivables of $14 million as of March 28, 2025 and $348 million and $15 million of trade receivables and other receivables, respectively, as of December 27, 2024.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended
	March 28, 2025	March 29, 2024
Balance, beginning	$4,973	$4,655
Additions charged to costs and expenses	231	50
Deductions from reserves (1)	(2)	(32)
Other additions (deductions) (2)	158	(80)
Balance, ending	$5,360	$4,593

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8.Inventories

Major components of inventories were as follows (in thousands):

	March 28, 2025	December 27, 2024
Finished products and components	$204,307	$197,242
Products and components in various stages of completion	114,225	114,647
Raw materials and purchased components	213,325	214,902
Subtotal	531,857	526,791
Reduction to LIFO cost	(121,907)	(122,115)
Total	$409,950	$404,676

9.Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 28, 2025
Cost	$270,586	$30,990	$3,756	$95,091	$400,423
Accumulated amortization	(148,689)	(7,606)	(2,580)	—	(158,875)
Foreign currency translation	(9,043)	(464)	(32)	(123)	(9,662)
Book value	$112,854	$22,920	$1,144	$94,968	$231,886
Weighted average life in years	13	10	3	N/A

As of December 27, 2024
Cost	$270,910	$34,731	$3,756	$95,091	$404,488
Accumulated amortization	(143,689)	(10,534)	(1,478)	—	(155,701)
Foreign currency translation	(12,102)	(1,182)	(79)	(2,118)	(15,481)
Book value	$115,119	$23,015	$2,199	$92,973	$233,306
Weighted average life in years	14	9	3	N/A

Amortization of intangibles for the year to date was $7 million in 2025 and $4 million in 2024. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Thereafter
Estimated Amortization Expense	$18,157	$16,662	$13,902	$11,734	$11,151	$58,525

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 27, 2024	$198,038	$217,698	$71,732	$487,468
Adjustments from business acquisitions	1,091	—	—	1,091
Foreign currency translation	4,819	2,254	—	7,073
Balance, March 28, 2025	$203,948	$219,952	$71,732	$495,632

10.Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	March 28, 2025	December 27, 2024
Accrued self-insurance retentions	$8,266	$8,240
Accrued warranty and service liabilities	18,892	18,712
Accrued trade promotions	8,096	11,086
Payable for employee stock purchases	2,804	16,767
Customer advances and deferred revenue	46,759	52,522
Income taxes payable	19,180	8,102
Tax payable, other	15,617	14,557
Right of return refund liability	15,690	15,557
Operating lease liabilities, current	7,877	7,838
Acquisition-related consideration payable	—	10,339
Other	32,834	48,008
Total	$176,015	$211,728

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 27, 2024	$18,712
Charged to expense	2,624
Margin on parts sales reversed	1,178
Reductions for claims settled	(3,622)
Balance, March 28, 2025	$18,892

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three months ended March 28, 2025, we recognized $30 million that was included in deferred revenue at December 27, 2024. During the three months ended March 29, 2024, we recognized $29 million that was included in deferred revenue at December 29, 2023.

11.Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 28, 2025	December 27, 2024
Assets
Cash surrender value of life insurance	2	$24,313	$24,411
Forward exchange contracts	2	23	116
Total assets at fair value		$24,336	$24,527
Liabilities
Contingent consideration	3	$15,048	$14,647
Deferred compensation	2	7,489	8,196
Total liabilities at fair value		$22,537	$22,843

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

12.     Acquisitions

On November 4, 2024, the Company acquired Corob S.p.A. ("Corob") for €230 million in cash, subject to normal post-closing purchase price adjustments, with up to €30 million in additional contingent consideration. As of March 28, 2025, the purchase price allocation remains preliminary as the Company completes its assessment, principally related to income taxes. Amounts within the tables below are revised related to the finalization of post-close price adjustments as reported from December 27, 2024.

The total purchase consideration consisted of the following (in thousands):

Cash paid	$276,203
Contingent consideration	14,498
Total purchase consideration	$290,701

Preliminary purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$30,899
Accounts receivable	28,120
Inventories	26,119
Other current assets	18,515
Property, plant and equipment	16,619
Other non-current assets	5,854
Identifiable intangible assets	131,240
Goodwill	127,267
Current liabilities	(52,968)
Deferred income taxes, net	(33,474)
Other non-current liabilities	(7,490)
Total net assets acquired	$290,701

Goodwill recognized from the Corob acquisition primarily reflects an intangible asset that does not qualify for separate recognition. None of the goodwill acquired with Corob is deductible for tax purposes.

Identifiable intangible assets and estimated useful life are as follows (in thousands):

		Estimated Life (years)
Trade name	$32,458	Indefinite
Customer relationship	76,169	15
Developed technology	20,557	10
Backlog	2,056	0.5
Total identifiable intangibles assets	$131,240

The following unaudited pro forma information provides the results of operations for the periods ended March 28, 2025 and March 29, 2024, as if the acquisition had been completed at the beginning of fiscal year 2023 (in thousands, except per share amounts):

	Three Months Ended
	2025	2024
Net sales	$528,284	$525,019
Net earnings	125,125	123,057
Earnings per share
Basic	$0.74	$0.73
Diluted	$0.73	$0.71

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

Item 2. GRACO INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company supplies technology and expertise for the management of fluids and coatings in both industrial and commercial applications. It designs, manufactures and markets systems and equipment to move, measure, control, dispense and spray fluid and coating materials. Management classifies the Company’s business into three reportable segments: Contractor, Industrial and Expansion Markets. Key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channels and technologies.

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and the accompanying notes to the financial statements.

Global Trade Uncertainty

Our operations, supply chain and financial performance are directly impacted by evolving global trade policies and tariffs as well as associated geopolitical tensions. Our global operating footprint and worldwide sales reach expose us to risks associated with trade conflicts between the U.S. and its trading partners. In 2024, approximately 46 percent of our sales were generated by customers located outside the U.S., with 6 percent of our sales generated by customers in China. Additionally, our materials sourced from China and used in our U.S. manufacturing operations approximated 6 percent of our costs of products sold in 2024. Escalating global trade conflicts could result in inflationary costs to manufacture, assemble and export our products. We may be required to increase prices to our customers, which may reduce demand, or if we do not or are unable to increase prices without reducing demand, we will experience reduced profitability. Continued geopolitical issues may cause customers outside of the U.S. seeking to source products from local suppliers. We continue to analyze the impact of these global tariffs on our business and we are working to mitigate the impact of tariffs through pricing and sourcing strategies. We cannot be sure these strategies will effectively mitigate the impact of these costs and if we are unable to do so or if demand for our products otherwise decreases, we expect these new tariffs will have a material impact on our results of operations in fiscal year 2025.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	Mar 28, 2025	Mar 29, 2024	% Change
Net Sales	$528.3	$492.2	7%
Operating Earnings	144.0	133.0	8%
Net Earnings	124.1	122.2	2%
Net Earnings, adjusted (1)	120.5	112.6	7%
Diluted Net Earnings per Common Share	$0.72	$0.71	1%
Diluted Net Earnings per Common Share, adjusted (1)	$0.70	$0.65	8%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.
Net sales for the first quarter increased 7 percent from the comparable period last year. The effect of changes in currency translation rates reduced sales growth for the quarter by 2 percentage points. Sales from acquired operations contributed 6 percentage points of growth.
Operating expense leverage offset a lower gross margin rate resulting in an 8 percent increase in operating earnings for the first quarter from the comparable period last year.

Net earnings for the first quarter increased 2 percent compared to last year, as increased operating earnings and other income more than offset lower excess tax benefits from stock option exercises.
Excluding the impacts of excess tax benefits from stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	March 28, 2025	March 29, 2024

Earnings before income taxes	$151.5	$140.3

Income taxes, as reported	$27.4	$18.1
Excess tax benefit from option exercises	3.6	9.6
Income taxes, adjusted	$31.0	$27.7

Effective income tax rate
As reported	18.1%	12.9%
Adjusted	20.5%	19.8%

Net Earnings, as reported	$124.1	$122.2
Excess tax benefit from option exercises	(3.6)	(9.6)
Net Earnings, adjusted	$120.5	$112.6

Weighted Average Diluted Shares	171.6	172.4
Diluted Earnings per Share
As reported	$0.72	$0.71
Adjusted	$0.70	$0.65

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Sales	100.0%	100.0%
Cost of products sold	47.4	45.9
Gross Profit	52.6	54.1
Product development	3.7	4.4
Selling, marketing and distribution	12.7	13.5
General and administrative	8.9	9.1
Operating Earnings	27.3	27.1
Interest expense	0.1	0.2
Other (income) expense, net	(1.5)	(1.6)
Earnings Before Income Taxes	28.7	28.5
Income taxes	5.2	3.7
Net Earnings	23.5%	24.8%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Americas(1)	$323.2	$306.5
EMEA(2)	121.0	111.1
Asia Pacific	84.1	74.6
Consolidated	$528.3	$492.2
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	3%	3%	(1)%	5%
EMEA	(1)%	13%	(3)%	9%
Asia Pacific	6%	10%	(3)%	13%
Consolidated	3%	6%	(2)%	7%

Gross Profit

The gross profit margin rate declined approximately 2 percentage points for the first quarter from the comparable period last year due to the unfavorable effects of lower margin rates from acquired operations and higher product costs.

Operating Expenses

Total operating expenses for the quarter were flat compared to last year, including approximately $10 million (7 percentage points) of incremental expenses from acquired operations, which were offset by lower product development spending and unallocated corporate expense (primarily driven by lower share-based compensation).

Other (Income) Expense

Other income for the first quarter included a $5 million gain from the sale of a former manufacturing and distribution facility in Switzerland. Excluding the facility sale, other income decreased $5 million for the quarter from the comparable period last year mostly due to $3 million of incremental exchange losses on net assets of foreign operations and lower interest income of $1 million.
Income Taxes

The effective income tax rate was 18 percent for the first quarter, up approximately 5 percentage points from the comparable period last year. The increase was due primarily to a decrease in excess tax benefits related to stock option exercises.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Sales
Americas	$175.9	$165.5
EMEA	54.5	46.4
Asia Pacific	24.6	18.1
Total	$255.0	$230.0
Operating earnings as a percentage of net sales	24%	29%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	1%	6%	(1)%	6%
EMEA	(9)%	30%	(4)%	17%
Asia Pacific	1%	40%	(6)%	35%
Segment Total	(1)%	13%	(1)%	11%

Contractor segment sales growth for the first quarter included $30 million from acquired operations. The operating margin rate for this segment decreased 5 percentage points compared to the same period last year, including 3 percentage points from the unfavorable effects of lower margin rates of acquired operations, 1 percentage point from adverse impacts of currency translation and 1 percentage point related to price-cost dynamics.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Sales
Americas	$121.2	$117.2
EMEA	59.4	57.8
Asia Pacific	51.1	49.9
Total	$231.7	$224.9
Operating earnings as a percentage of net sales	34%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	5%	0%	(2)%	3%
EMEA	5%	0%	(2)%	3%
Asia Pacific	5%	0%	(3)%	2%
Segment Total	5%	0%	(2)%	3%

Industrial segment sales increased in all regions for the first quarter compared to the same period last year. The operating margin rate increased 1 percentage point as improved sales volume and lower expenses offset the adverse impacts of currency translation.

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Sales
Americas	$26.0	$23.9
EMEA	7.1	6.8
Asia Pacific	8.5	6.6
Total	$41.6	$37.3
Operating earnings as a percentage of net sales	24%	18%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	9%	0%	0%	9%
EMEA	5%	0%	(1)%	4%
Asia Pacific	29%	0%	0%	29%
Segment Total	12%	0%	0%	12%

The semiconductor product application drove double-digit sales growth in the Expansion Markets segment for the first quarter compared to last year. The operating margin rate for this segment increased 6 percentage points for the quarter from the comparable period last year due to increased sales volume and lower expenses.

Liquidity and Capital Resources

Net cash provided by operating activities of $125 million in the first quarter of 2025 increased $6 million compared to the first three months of last year, driven by lower performance-based incentive payouts in 2025. Increases in accounts receivable, inventories and accounts payable reflect acquired operations and growth in business activity in the first quarter of 2025. Significant uses of cash in the first quarter of 2025 included share repurchases of $238 million (partially offset by $28 million of net proceeds from shares issued) and dividend payments of $47 million.

For the first three months of 2024, significant uses of cash included plant and equipment additions of $37 million and dividend payments of $43 million. Net proceeds from shares issued totaled $41 million.

As of March 28, 2025, the Company had available liquidity of $1,322 million, including cash and cash equivalents of $536 million, of which $178 million was held outside of the U.S., and available credit under existing committed credit facilities of $786 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, acquisitions and operating requirements. Capital expenditures for 2025 are expected to be approximately $50 to $60 million. The Company may make opportunistic share repurchases going forward.

Outlook
We are actively working to mitigate the impact of changes in tariff policies, particularly those affecting our business in China. We are maintaining our full year revenue guidance of low-single digit growth on an organic constant currency basis. Evolving trade policies and tariffs with China have created economic uncertainty that could negatively impact our full-year revenue guidance by approximately 1% to 2%. We are closely monitoring developments and will adjust our strategy if necessary. Despite these near-term challenges, the Company remains strongly positioned for long-term success as we continue to execute our proven growth strategies and invest in our business.

Cautionary Statement Regarding Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2024 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial and industrial activity worldwide; changes in currency translation rates; international and domestic instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax or tariff rates or the adoption of new tax or tariff legislation; and costs associated with legal proceedings. Please refer to Item 1A of our 2024 Annual Report on Form 10-K and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the 2024 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2024 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 28, 2024 - January 24, 2025	—	$—	—	13,151,009
January 25, 2025 - February 21, 2025	1,470,567	$85.17	—	11,679,442
February 22, 2025 - March 28, 2025	1,327,169	$85.02	—	10,353,273

Item 5.Other Information

During the three months ended March 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 23, 2025.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 23, 2025	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2025	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 23, 2025	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)