Form 10-Q
period 2025-06-27
GRACO INC
filed 2025-07-23
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2025
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

165,694,194 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 9, 2025.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Sales	$571,806	$553,243	$1,100,090	$1,045,432
Cost of products sold	272,276	252,389	522,827	478,381
Gross Profit	299,530	300,854	577,263	567,051
Product development	20,731	21,897	40,106	43,769
Selling, marketing and distribution	68,337	69,001	135,548	135,632
General and administrative	52,978	48,597	100,112	93,295
Operating Earnings	157,484	161,359	301,497	294,355
Interest expense	655	634	1,368	1,378
Other income, net	(1,379)	(4,453)	(9,553)	(12,531)
Earnings Before Income Taxes	158,208	165,178	309,682	305,508
Income taxes	30,585	32,200	57,958	50,331
Net Earnings	$127,623	$132,978	$251,724	$255,177
Net Earnings per Common Share
Basic	$0.77	$0.79	$1.51	$1.51
Diluted	$0.76	$0.77	$1.48	$1.48
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Earnings	$127,623	$132,978	$251,724	$255,177
Components of other comprehensive income
Cumulative translation adjustment	56,983	(811)	76,886	(19,517)
Pension and postretirement medical liability adjustment	(358)	1,304	(274)	2,222
Income taxes - pension and postretirement medical liability adjustment	78	(352)	57	(589)
Other comprehensive income (loss)	56,703	141	76,669	(17,884)
Comprehensive Income	$184,326	$133,119	$328,393	$237,293
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 27, 2025	December 27, 2024
ASSETS
Current Assets
Cash and cash equivalents	$534,921	$675,336
Accounts receivable, less allowances of $6,500 and $6,000	387,166	362,533
Inventories	403,156	404,676
Other current assets	55,399	54,896
Total current assets	1,380,642	1,497,441
Property, Plant and Equipment, net	762,960	771,656
Goodwill	516,922	487,468
Other Intangible Assets, net	241,524	233,306
Operating Lease Assets	22,164	19,678
Deferred Income Taxes	36,447	46,910
Other Assets	85,464	82,753
Total Assets	$3,046,123	$3,139,212
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$28,150	$28,537
Trade accounts payable	78,868	60,816
Salaries and incentives	58,881	58,169
Dividends payable	45,540	46,558
Other current liabilities	177,141	211,728
Total current liabilities	388,580	405,808
Retirement Benefits and Deferred Compensation	81,960	80,381
Operating Lease Liabilities	14,947	12,278
Deferred Income Taxes	38,727	37,822
Other Non-current Liabilities	20,889	18,788
Shareholders’ Equity
Common stock	165,637	169,394
Additional paid-in-capital	970,332	955,051
Retained earnings	1,337,956	1,509,264
Accumulated other comprehensive income (loss)	27,095	(49,574)
Total shareholders’ equity	2,501,020	2,584,135
Total Liabilities and Shareholders’ Equity	$3,046,123	$3,139,212
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 27, 2025	June 28, 2024
Cash Flows From Operating Activities
Net Earnings	$251,724	$255,177
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	51,844	39,325
Deferred income taxes	7,392	7,677
Share-based compensation	16,594	20,105
Gain on sale of building	(4,737)	(1,216)
Change in
Accounts receivable	(9,377)	(1,373)
Inventories	10,983	(22,221)
Trade accounts payable	17,480	10,645
Salaries and incentives	(3,190)	(15,482)
Retirement benefits and deferred compensation	(983)	3,193
Other accrued liabilities	(36,362)	(28,649)
Other	6,735	(9,259)
Net cash provided by operating activities	308,103	257,922
Cash Flows From Investing Activities
Property, plant and equipment additions	(30,187)	(73,449)
Proceeds from sale of building	10,840	5,630
Acquisition of businesses, net of cash acquired	(10,454)	—
Other	(881)	(62)
Net cash used in investing activities	(30,682)	(67,881)
Cash Flows From Financing Activities
(Payments) borrowings on short-term lines of credit, net	(930)	712
Common stock issued	29,318	46,802
Common stock repurchased	(360,952)	(17,761)
Taxes paid related to net share settlement of equity awards	(3,833)	(4,612)
Cash dividends paid	(92,195)	(85,983)
Net cash used in financing activities	(428,592)	(60,842)
Effect of exchange rate changes on cash	10,756	(1,144)
Net (decrease) increase in cash and cash equivalents	(140,415)	128,055
Cash and Cash Equivalents
Beginning of year	675,336	537,951
End of period	$534,921	$666,006
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Three Months Ended June 27, 2025
Balance, March 28, 2025	$167,218	$972,655	$1,367,455	$(29,608)	$2,477,720
Shares issued (cancelled)	5	(2,187)	—	—	(2,182)
Shares repurchased	(1,586)	(8,940)	(112,337)	—	(122,863)
Stock compensation cost	—	8,804	—	—	8,804
Net earnings	—	—	127,623	—	127,623
Dividends declared ($0.275 per share)	—	—	(44,785)	—	(44,785)
Other comprehensive income	—	—	—	56,703	56,703
Balance, June 27, 2025	$165,637	$970,332	$1,337,956	$27,095	$2,501,020

Six Months Ended June 27, 2025
Balance, December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
Shares issued	627	24,858	—	—	25,485
Shares repurchased	(4,384)	(24,714)	(331,854)	—	(360,952)
Stock compensation cost	—	15,137	—	—	15,137
Net earnings	—	—	251,724	—	251,724
Dividends declared ($0.550 per share)	—	—	(91,178)	—	(91,178)
Other comprehensive income	—	—	—	76,669	76,669
Balance, June 27, 2025	$165,637	$970,332	$1,337,956	$27,095	$2,501,020

Three Months Ended June 28, 2024
Balance, March 29, 2024	$169,125	$912,414	$1,307,130	$(53,020)	$2,335,649
Shares issued	26	1,407	—	—	1,433
Shares repurchased	(224)	(946)	(16,591)	—	(17,761)
Stock compensation cost	—	9,328	—	—	9,328
Net earnings	—	—	132,978	—	132,978
Dividends declared ($0.255 per share)	—	—	(43,283)	—	(43,283)
Other comprehensive income	—	—	—	141	141
Balance, June 28, 2024	$168,927	$922,203	$1,380,234	$(52,879)	$2,418,485

Six Months Ended June 28, 2024
Balance, December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
Shares issued	1,205	40,985	—	—	42,190
Shares repurchased	(224)	(946)	(16,591)	—	(17,761)
Stock compensation cost	—	18,828	—	—	18,828
Net earnings	—	—	255,177	—	255,177
Dividends declared ($0.510 per share)	—	—	(86,290)	—	(86,290)
Other comprehensive loss	—	—	—	(17,884)	(17,884)
Balance, June 28, 2024	$168,927	$922,203	$1,380,234	$(52,879)	$2,418,485
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Preparation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of June 27, 2025 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 27, 2025 and June 28, 2024, and cash flows for the six months ended June 27, 2025 and June 28, 2024 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 27, 2025, and the results of operations and cash flows for all periods presented.

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

2. Segment Information

Effective January 1, 2025, the Company has classified its business into three reportable segments: Contractor, Industrial and Expansion Markets. The Industrial segment consists of the newly formed Industrial Division and the Powder Division. The Company’s former Industrial and Lubrication Equipment Divisions, along with the Process Transfer Equipment business that was part of the Company’s former Process Division, were combined to form the new global Industrial Division. The Powder Division remains unchanged. The Expansion Markets segment consists of the Expansion Markets Division. The Company’s environmental, semiconductor, high-pressure valves and electric motors businesses, together with select future ventures and acquisitions, reside within this division. The Contractor segment, consisting of the Contractor Division, remains unchanged as a reportable segment relative to prior periods. Prior year segment information has been recast to conform to the current organizational structure.

Segment information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Contractor
Net Sales	$288,959	$269,638	$543,991	$499,680
Cost of products sold	149,539	128,261	281,422	238,832
Gross Profit	139,420	141,377	262,569	260,848
Operating expenses	63,931	57,015	125,150	110,345
Contractor Operating Earnings	$75,489	$84,362	$137,419	$150,503

Industrial
Net Sales	$242,277	$241,878	$473,930	$466,738
Cost of products sold	101,051	101,882	197,875	196,601
Gross Profit	141,226	139,996	276,055	270,137
Operating expenses	58,854	58,432	114,088	115,484
Industrial Operating Earnings	$82,372	$81,564	$161,967	$154,653

Expansion Markets
Net Sales	$40,570	$41,727	$82,169	$79,014
Cost of products sold	19,566	20,708	39,729	39,199
Gross Profit	21,004	21,019	42,440	39,815
Operating expenses	12,175	12,584	23,546	24,628
Expansion Markets Operating Earnings	$8,829	$8,435	$18,894	$15,187

Reportable Segment Operating Earnings Total	$166,690	$174,361	$318,280	$320,343
Unallocated corporate expense	9,206	13,002	16,783	25,988
Operating Earnings	157,484	161,359	301,497	294,355
Interest expense	655	634	1,368	1,378
Other income, net	(1,379)	(4,453)	(9,553)	(12,531)
Earnings Before Income Taxes	$158,208	$165,178	$309,682	$305,508

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Sales (based on customer location)
United States	$305,027	$315,095	$587,584	$582,927
Other countries	266,779	238,148	512,506	462,505
Total	$571,806	$553,243	$1,100,090	$1,045,432

	June 27, 2025	December 27, 2024
Long-lived Assets
United States	$615,998	$635,698
Other countries	146,962	135,958
Total	$762,960	$771,656

3. Inventories

Major components of inventories were as follows (in thousands):

	June 27, 2025	December 27, 2024
Finished products and components	$203,946	$197,242
Products and components in various stages of completion	109,998	114,647
Raw materials and purchased components	210,244	214,902
Subtotal	524,188	526,791
Reduction to LIFO cost	(121,032)	(122,115)
Total	$403,156	$404,676

4. Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended June 27, 2025
Balance, March 28, 2025	$(13,082)	$(16,526)	$(29,608)
Other comprehensive income (loss) before reclassifications	—	56,983	56,983
Reclassified to pension cost and deferred tax	(280)	—	(280)
Balance, June 27, 2025	$(13,362)	$40,457	$27,095

Six Months Ended June 27, 2025
Balance, December 27, 2024	$(13,145)	$(36,429)	$(49,574)
Other comprehensive income (loss) before reclassifications	—	76,886	76,886
Reclassified to pension cost and deferred tax	(217)	—	(217)
Balance, June 27, 2025	$(13,362)	$40,457	$27,095

Three Months Ended June 28, 2024
Balance, March 29, 2024	$(30,331)	$(22,689)	$(53,020)
Other comprehensive income (loss) before reclassifications	—	(811)	(811)
Reclassified to pension cost and deferred tax	952	—	952
Balance, June 28, 2024	$(29,379)	$(23,500)	$(52,879)

Six Months Ended June 28, 2024
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)
Other comprehensive income (loss) before reclassifications	—	(19,517)	(19,517)
Reclassified to pension cost and deferred tax	1,633	—	1,633
Balance, June 28, 2024	$(29,379)	$(23,500)	$(52,879)

Amounts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other income, net.

5. Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2024	9,139	$55.60	6,582	$47.16
Granted	963	85.93
Exercised	(428)	29.47
Canceled	(53)	73.99
Outstanding, June 27, 2025	9,621	$59.68	6,885	$51.38

The Company recognized year-to-date share-based compensation of $17 million in 2025 and $20 million in 2024. As of June 27, 2025, there was $29 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 27, 2025	June 28, 2024
Expected life in years	6.6	6.6
Interest rate	4.4%	4.2%
Volatility	26.2%	26.3%
Dividend yield	1.3%	1.1%
Weighted average fair value per share	$26.80	$28.03

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

	Six Months Ended
	June 27, 2025	June 28, 2024
Expected life in years	1.0	1.0
Interest rate	4.1%	4.9%
Volatility	19.6%	24.2%
Dividend yield	1.3%	1.1%
Weighted average fair value per share	$19.65	$23.16

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net earnings available to common shareholders	$127,623	$132,978	$251,724	$255,177
Weighted average shares outstanding for basic earnings per share	165,785	169,100	167,173	168,795
Dilutive effect of stock options computed using the treasury stock method and the average market price	2,776	3,386	2,899	3,671
Weighted average shares outstanding for diluted earnings per share	168,561	172,486	170,072	172,466
Basic earnings per share	$0.77	$0.79	$1.51	$1.51
Diluted earnings per share	$0.76	$0.77	$1.48	$1.48

Anti-dilutive shares not included in diluted earnings per share computation	1,837	1,199	3,697	2,139

7. Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Pension Benefits
Service cost	$1,039	$1,253	$2,292	$2,720
Interest cost	2,568	2,204	4,711	4,634
Expected return on assets	(2,904)	(2,623)	(5,807)	(5,067)
Amortization and other	202	707	366	1,643
Net periodic benefit cost	$905	$1,541	$1,562	$3,930
Postretirement Medical
Service cost	$78	$67	$153	$167
Interest cost	369	256	569	556
Amortization	(136)	(28)	(136)	(53)
Net periodic benefit cost	$311	$295	$586	$670

8. Receivables and Credit Losses

Accounts receivable include trade receivables of $371 million and other receivables of $16 million as of June 27, 2025 and $348 million and $15 million of trade receivables and other receivables, respectively, as of December 27, 2024.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Balance, beginning	$5,360	$4,593	$4,973	$4,655
(Reversals) additions charged to costs and expenses	(138)	455	93	505
Deductions from reserves (1)	(3)	(135)	(5)	(167)
Other additions (deductions) (2)	112	(28)	270	(108)
Balance, ending	$5,331	$4,885	$5,331	$4,885

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

9. Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 27, 2025
Cost	$270,586	$30,990	$3,756	$95,091	$400,423
Accumulated amortization	(154,344)	(8,524)	(3,112)	—	(165,980)
Foreign currency translation	(1,165)	1,288	86	6,872	7,081
Book value	$115,077	$23,754	$730	$101,963	$241,524
Weighted average life in years	14	10	3	N/A

As of December 27, 2024
Cost	$270,910	$34,731	$3,756	$95,091	$404,488
Accumulated amortization	(143,689)	(10,534)	(1,478)	—	(155,701)
Foreign currency translation	(12,102)	(1,182)	(79)	(2,118)	(15,481)
Book value	$115,119	$23,015	$2,199	$92,973	$233,306
Weighted average life in years	14	9	3	N/A

Amortization of intangibles for the year to date was $13 million in 2025 and $8 million in 2024. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Thereafter
Estimated Amortization Expense	$11,674	$17,578	$14,538	$12,439	$11,802	$71,530

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 27, 2024	$198,038	$217,698	$71,732	$487,468
Adjustments from business acquisitions	1,164	—	(266)	898
Foreign currency translation	16,568	11,988	—	28,556
Balance, June 27, 2025	$215,770	$229,686	$71,466	$516,922

10. Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	June 27, 2025	December 27, 2024
Accrued self-insurance retentions	$8,263	$8,240
Accrued warranty and service liabilities	19,937	18,712
Accrued trade promotions	8,455	11,086
Payable for employee stock purchases	7,814	16,767
Customer advances and deferred revenue	59,980	52,522
Income taxes payable	7,876	8,102
Tax payable, other	9,408	14,557
Right of return refund liability	14,731	15,557
Operating lease liabilities, current	8,271	7,838
Acquisition-related consideration payable	—	10,339
Other	32,406	48,008
Total	$177,141	$211,728

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 27, 2024	$18,712
Charged to expense	6,176
Margin on parts sales reversed	1,055
Reductions for claims settled	(6,006)
Balance, June 27, 2025	$19,937

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and six months ended June 27, 2025, we recognized $17 million and $46 million, respectively, that was included in deferred revenue at December 27, 2024. During the three and six months ended June 28, 2024, we recognized $13 million and $42 million, respectively, that was included in deferred revenue at December 29, 2023.

11. Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 27, 2025	December 27, 2024
Assets
Cash surrender value of life insurance	2	$26,283	$24,411
Forward exchange contracts	2	—	116
Total assets at fair value		$26,283	$24,527
Liabilities
Contingent consideration	3	$16,281	$14,647
Deferred compensation	2	7,562	8,196
Forward exchange contracts	2	207	—
Total liabilities at fair value		$24,050	$22,843

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

12. Acquisitions

On November 4, 2024, the Company acquired Corob S.p.A. ("Corob") for €230 million in cash, subject to normal post-closing purchase price adjustments, with up to €30 million in additional contingent consideration. As of June 27, 2025, the purchase price allocation remains preliminary as the Company completes its assessment, principally related to income taxes. Amounts within the tables below are revised related to the finalization of post-close price adjustments as reported from March 28, 2025.

The total purchase consideration consisted of the following (in thousands):

Cash paid	$276,188
Contingent consideration	14,498
Total purchase consideration	$290,686

Preliminary purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$30,899
Accounts receivable	28,120
Inventories	26,119
Other current assets	18,515
Property, plant and equipment	16,619
Other non-current assets	5,854
Identifiable intangible assets	131,240
Goodwill	127,252
Current liabilities	(52,968)
Deferred income taxes, net	(33,474)
Other non-current liabilities	(7,490)
Total net assets acquired	$290,686

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

The following unaudited pro forma information provides the results of operations for the periods ended June 27, 2025 and June 28, 2024, as if the acquisition had been completed at the beginning of fiscal year 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$571,806	$588,253	$1,100,090	$1,113,273
Net earnings	128,138	134,698	253,258	257,755
Earnings per share
Basic	$0.77	$0.80	$1.51	$1.53
Diluted	$0.76	$0.78	$1.49	$1.49

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

Subsequent Event

On July 17, 2025, the Company entered into a definitive agreement to acquire Color Service s.r.l. ("Color Service") for €63 million, subject to certain customary adjustments. Color Service is a global leader in automated dosing systems for powder and liquid applications and serves a wide range of industries including textiles, rubber, cosmetics plastics and food. The acquisition is expected to be completed during the third quarter of fiscal year 2025 and its results will be included within the Powder Division in the Industrial Segment. The acquisition will be funded with cash on hand.

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	Jun 27, 2025	Jun 28, 2024	% Change	Jun 27, 2025	Jun 28, 2024	% Change
Net Sales	$571.8	$553.2	3%	$1,100.1	$1,045.4	5%
Operating Earnings	157.5	161.4	(2)%	301.5	294.4	2%
Net Earnings	127.6	133.0	(4)%	251.7	255.2	(1)%
Net Earnings, adjusted (1)	126.9	132.2	(4)%	247.3	244.8	1%
Diluted Net Earnings per Common Share	$0.76	$0.77	(1)%	$1.48	$1.48	—%
Diluted Net Earnings per Common Share, adjusted (1)	$0.75	$0.77	(3)%	$1.45	$1.42	2%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.
Net sales for the second quarter increased 3 percent from the comparable period last year. Incremental sales from acquired operations contributed 6 percentage points of sales growth. EMEA and Asia Pacific sales growth was partially offset by a decrease in the Americas.
The gross profit margin rate declined approximately 2 percentage points for the second quarter due to higher product costs, including $4 million of increased tariff costs, and the unfavorable effects of lower margin rates from acquired operations.
Total operating expenses for the second quarter increased 2 percentage points but were flat as a percentage of sales.

Other non-operating income decreased $3 million for the second quarter, primarily due to $5 million of exchange losses on net liabilities of certain foreign operations and lower interest income.
Net earnings decreased 4 percent for the second quarter due to a lower gross margin rate and lower non-operating income.
Excluding the impacts of excess tax benefits from stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024

Earnings before income taxes	$158.2	$165.2	$309.7	$305.5

Income taxes, as reported	$30.6	$32.2	$58.0	$50.3
Excess tax benefit from option exercises	0.7	0.8	4.4	10.4
Income taxes, adjusted	$31.3	$33.0	$62.4	$60.7

Effective income tax rate
As reported	19.3%	19.5%	18.7%	16.5%
Adjusted	19.8%	20.0%	20.1%	19.9%

Net Earnings, as reported	$127.6	$133.0	$251.7	$255.2
Excess tax benefit from option exercises	(0.7)	(0.8)	(4.4)	(10.4)
Net Earnings, adjusted	$126.9	$132.2	$247.3	$244.8

Weighted Average Diluted Shares	168.6	172.5	170.1	172.5
Diluted Earnings per Share
As reported	$0.76	$0.77	$1.48	$1.48
Adjusted	$0.75	$0.77	$1.45	$1.42

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	47.6	45.6	47.5	45.8
Gross Profit	52.4	54.4	52.5	54.2
Product development	3.6	4.0	3.6	4.1
Selling, marketing and distribution	12.0	12.5	12.3	13.0
General and administrative	9.3	8.8	9.2	8.9
Operating Earnings	27.5	29.2	27.4	28.2
Interest expense	0.1	0.1	0.1	0.1
Other income, net	(0.2)	(0.8)	(0.9)	(1.1)
Earnings Before Income Taxes	27.6	29.9	28.2	29.2
Income taxes	5.3	5.8	5.3	4.7
Net Earnings	22.3%	24.0%	22.9%	24.4%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Americas(1)	$351.9	$364.3	$675.1	$670.8
EMEA(2)	129.9	108.7	250.9	219.8
Asia Pacific	90.0	80.2	174.1	154.8
Consolidated	$571.8	$553.2	$1,100.1	$1,045.4
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(6)%	3%	0%	(3)%	(2)%	3%	0%	1%
EMEA	2%	12%	5%	19%	1%	12%	1%	14%
Asia Pacific	5%	8%	(1)%	12%	5%	9%	(2)%	12%
Consolidated	(3)%	6%	0%	3%	0%	6%	(1)%	5%

Gross Profit

The gross profit margin rate declined approximately 2 percentage points for both the second quarter and year to date from the comparable periods last year due to higher product costs, including $4 million of increased tariff costs, and the unfavorable effects of lower margin rates from acquired operations.

Operating Expenses

Total operating expenses increased $3 million (2 percent) for the second quarter and $3 million (1 percent) for the year to date, respectively, compared to last year. Incremental expenses from acquired operations of $9 million for the quarter and $19 million for the year to date were partially offset by decreases in product development spending, sales and earnings-

based incentives and share-based compensation. The second quarter and year to date periods last year included $3 million of expenses associated with the relocation to a new distribution center.

Other (Income) Expense

Other non-operating income decreased $3 million for both the second quarter and year to date from the comparable periods last year and included exchange losses on net liabilities of certain foreign operations of $5 million for the quarter and $8 million for the year to date. Favorable market valuation changes on investments held to fund certain retirement benefits partially offset these exchange losses. Other income for the year to date included a $5 million gain in the first quarter from the sale of a former manufacturing and distribution facility in Switzerland.

Income Taxes

The effective income tax rate was 19 percent for both the second quarter and the year to date. Adjusted to exclude the impacts of excess tax benefits from stock option exercises (see Financial Results Adjusted for Comparability below), the adjusted effective income tax rate of 20 percent for both the quarter and year to date was comparable to the respective periods last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Sales
Americas	$201.4	$204.9	$377.3	$370.5
EMEA	61.1	44.7	115.6	91.1
Asia Pacific	26.5	20.0	51.1	38.1
Total	$289.0	$269.6	$544.0	$499.7
Operating earnings as a percentage of net sales	26%	31%	25%	30%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(8)%	6%	0%	(2)%	(4)%	6%	0%	2%
EMEA	1%	30%	6%	37%	(4)%	30%	1%	27%
Asia Pacific	3%	31%	(2)%	32%	2%	35%	(3)%	34%
Segment Total	(5)%	12%	0%	7%	(3)%	12%	0%	9%

Incremental sales from acquired operations in the Contractor segment for the quarter and year to date were partially offset by weakness in worldwide construction markets, particularly in North America. The operating margin rate declined 5 percentage points for the quarter and year to date, including 3 percentage points from higher product costs, mainly due to increased tariffs, and 2 percentage points from the unfavorable effects of lower margin rates of acquired operations.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Sales
Americas	$126.8	$132.1	$248.0	$249.3
EMEA	61.1	57.6	120.5	115.4
Asia Pacific	54.3	52.2	105.4	102.0
Total	$242.2	$241.9	$473.9	$466.7
Operating earnings as a percentage of net sales	34%	34%	34%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(4)%	0%	0%	(4)%	0%	0%	(1)%	(1)%
EMEA	1%	0%	5%	6%	3%	0%	1%	4%
Asia Pacific	4%	0%	0%	4%	5%	0%	(2)%	3%
Segment Total	(1)%	0%	1%	0%	2%	0%	0%	2%

Industrial segment sales for the second quarter were flat and increased 2 percentage points for the year to date as favorable volumes in EMEA and Asia Pacific offset decreased sales in the Americas. The operating margin rate for this segment was flat for the quarter as realized pricing offset unfavorable product and channel mix and higher product costs. The year to date operating margin increased 1 percentage point as realized pricing and lower expenses more than offset higher product costs.

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Sales
Americas	$23.8	$27.3	$49.8	$51.1
EMEA	7.6	6.4	14.7	13.2
Asia Pacific	9.2	8.0	17.7	14.7
Total	$40.6	$41.7	$82.2	$79.0
Operating earnings as a percentage of net sales	22%	20%	23%	19%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(12)%	0%	0%	(12)%	(2)%	0%	0%	(2)%
EMEA	14%	0%	2%	16%	9%	0%	1%	10%
Asia Pacific	14%	0%	1%	15%	21%	0%	0%	21%
Segment Total	(3)%	0%	0%	(3)%	4%	0%	0%	4%

Expansion Market net sales decreased for the second quarter as continued sales growth in the semiconductor product application was more than offset by decreased sales in the environmental product application. For the year to date, double-digit sales growth in the semiconductor product application more than offset softness in other applications. The operating margin rate for this segment increased for both the quarter and year to date driven by increased sales volume and lower expenses.

Liquidity and Capital Resources

Net cash provided by operating activities of $308 million in the first six months of 2025 increased $50 million compared to the same period last year, mostly due to decreased inventory purchases and lower performance-based incentive payouts. Significant uses of cash in the first half of 2025 included share repurchases of $361 million (partially offset by $25 million of net proceeds from shares issued), dividend payments of $92 million and plant and equipment additions of $30 million.

For the first half of 2024, significant uses of cash included plant and equipment additions of $73 million and dividend payments of $86 million. Net proceeds from shares issued totaled $42 million, which were partially offset by share repurchases of $18 million.

As of June 27, 2025, the Company had available liquidity of $1,322 million, including cash and cash equivalents of $535 million, of which $223 million was held outside of the U.S., and available credit under existing committed credit facilities of $787 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, announced and potential future acquisitions and operating requirements. Capital expenditures for 2025 are expected to be approximately $60 to $70 million. The Company may make opportunistic share repurchases going forward.

Outlook
Pricing actions combined with upcoming new product launches and steady incoming order rates reaffirms the Company's 2025 revenue outlook of low single-digit sales growth on an organic constant-currency basis.

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

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
March 29, 2025 - April 25, 2025	1,585,715	$77.37	—	8,767,558
April 26, 2025 - May 23, 2025	—	$—	—	8,767,558
May 24, 2025 - June 27, 2025	—	$—	—	8,767,558

Item 5.Other Information

During the three months ended June 27, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 23, 2025.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 23, 2025	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 23, 2025	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 23, 2025	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)