Form 10-Q
period 2025-09-26
GRACO INC
filed 2025-10-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2025
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

165,794,118 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 8, 2025.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Sales	$543,358	$519,212	$1,643,448	$1,564,644
Cost of products sold	254,133	243,082	776,960	721,463
Gross Profit	289,225	276,130	866,488	843,181
Product development	20,251	21,306	60,357	65,076
Selling, marketing and distribution	68,019	65,143	203,567	200,773
General and administrative	50,295	43,958	150,407	137,252
Contingent consideration	(14,061)	—	(14,061)	—
Operating Earnings	164,721	145,723	466,218	440,080
Interest expense	711	656	2,079	2,034
Other income, net	(4,450)	(6,225)	(14,003)	(18,756)
Earnings Before Income Taxes	168,460	151,292	478,142	456,802
Income taxes	30,832	29,095	88,790	79,426
Net Earnings	$137,628	$122,197	$389,352	$377,376
Net Earnings per Common Share
Basic	$0.83	$0.72	$2.34	$2.24
Diluted	$0.82	$0.71	$2.30	$2.19
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Earnings	$137,628	$122,197	$389,352	$377,376
Components of other comprehensive income
Cumulative translation adjustment	1,501	19,491	78,387	(26)
Pension and postretirement medical liability adjustment	808	(268)	534	1,954
Income taxes - pension and postretirement medical liability adjustment	(235)	66	(178)	(523)
Other comprehensive income	2,074	19,289	78,743	1,405
Comprehensive Income	$139,702	$141,486	$468,095	$378,781
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 26, 2025	December 27, 2024
ASSETS
Current Assets
Cash and cash equivalents	$618,662	$675,336
Accounts receivable, less allowances of $5,900 and $6,000	389,314	362,533
Inventories	426,809	404,676
Other current assets	52,803	54,896
Total current assets	1,487,588	1,497,441
Property, Plant and Equipment, net	762,499	771,656
Goodwill	560,490	487,468
Other Intangible Assets, net	271,093	233,306
Operating Lease Assets	25,483	19,678
Deferred Income Taxes	38,121	46,910
Other Assets	87,676	82,753
Total Assets	$3,232,950	$3,139,212
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$35,127	$28,537
Current portion of long-term debt	1,615	—
Trade accounts payable	81,103	60,816
Salaries and incentives	67,577	58,169
Dividends payable	45,539	46,558
Other current liabilities	236,817	211,728
Total current liabilities	467,778	405,808
Retirement Benefits and Deferred Compensation	83,131	80,381
Operating Lease Liabilities	17,434	12,278
Deferred Income Taxes	44,799	37,822
Other Non-current Liabilities	10,808	18,788
Shareholders’ Equity
Common stock	165,774	169,394
Additional paid-in-capital	984,038	955,051
Retained earnings	1,430,019	1,509,264
Accumulated other comprehensive income (loss)	29,169	(49,574)
Total shareholders’ equity	2,609,000	2,584,135
Total Liabilities and Shareholders’ Equity	$3,232,950	$3,139,212
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Cash Flows From Operating Activities
Net Earnings	$389,352	$377,376
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	75,744	62,054
Deferred income taxes	4,692	14,646
Share-based compensation	24,495	27,312
Gain on sale of building	(4,737)	(1,216)
Contingent consideration	(14,061)	—
Change in
Accounts receivable	(6,470)	(460)
Inventories	19,671	(1,871)
Trade accounts payable	11,952	(2,133)
Salaries and incentives	2,146	(9,901)
Retirement benefits and deferred compensation	(769)	4,525
Other accrued liabilities	(14,024)	(27,977)
Other	(729)	(5,869)
Net cash provided by operating activities	487,262	436,486
Cash Flows From Investing Activities
Property, plant and equipment additions	(33,646)	(92,788)
Proceeds from sale of building	11,182	5,630
Acquisition of businesses, net of cash acquired	(70,107)	(7,750)
Other	(2,215)	(308)
Net cash used in investing activities	(94,786)	(95,216)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	5,912	(338)
Common stock issued	35,618	50,002
Common stock repurchased	(360,952)	(31,350)
Taxes paid related to net share settlement of equity awards	(3,833)	(4,612)
Cash dividends paid	(137,764)	(129,026)
Net cash used in financing activities	(461,019)	(115,324)
Effect of exchange rate changes on cash	11,869	556
Net (decrease) increase in cash and cash equivalents	(56,674)	226,502
Cash and Cash Equivalents
Beginning of year	675,336	537,951
End of period	$618,662	$764,453
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Three Months Ended September 26, 2025
Balance, June 27, 2025	$165,637	$970,332	$1,337,956	$27,095	$2,501,020
Shares issued (canceled)	137	6,888	—	—	7,025
Shares repurchased	—	—	—	—	—
Stock compensation cost	—	7,542	—	—	7,542
Restricted stock canceled (issued)	—	(724)	—	—	(724)
Net earnings	—	—	137,628	—	137,628
Dividends declared ($0.275 per share)	—	—	(45,565)	—	(45,565)
Other comprehensive income	—	—	—	2,074	2,074
Balance, September 26, 2025	$165,774	$984,038	$1,430,019	$29,169	$2,609,000

Nine Months Ended September 26, 2025
Balance, December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
Shares issued	764	31,745	—	—	32,509
Shares repurchased	(4,384)	(24,714)	(331,854)	—	(360,952)
Stock compensation cost	—	22,680	—	—	22,680
Restricted stock canceled (issued)	—	(724)	—	—	(724)
Net earnings	—	—	389,352	—	389,352
Dividends declared ($0.825 per share)	—	—	(136,743)	—	(136,743)
Other comprehensive income	—	—	—	78,743	78,743
Balance, September 26, 2025	$165,774	$984,038	$1,430,019	$29,169	$2,609,000

Three Months Ended September 27, 2024
Balance, June 28, 2024	$168,927	$922,203	$1,380,234	$(52,879)	$2,418,485
Shares issued	77	3,124	—	—	3,201
Shares repurchased	(175)	(1,104)	(12,308)	—	(13,587)
Stock compensation cost	—	6,701	—	—	6,701
Net earnings	—	—	122,197	—	122,197
Dividends declared ($0.255 per share)	—	—	(42,992)	—	(42,992)
Other comprehensive income	—	—	—	19,289	19,289
Balance, September 27, 2024	$168,829	$930,924	$1,447,131	$(33,590)	$2,513,294

Nine Months Ended September 27, 2024
Balance, December 29, 2023	$167,946	$863,336	$1,227,938	$(34,995)	$2,224,225
Shares issued	1,282	44,108	—	—	45,390
Shares repurchased	(399)	(2,049)	(28,902)	—	(31,350)
Stock compensation cost	—	25,529	—	—	25,529
Net earnings	—	—	377,376	—	377,376
Dividends declared ($0.765 per share)	—	—	(129,281)	—	(129,281)
Other comprehensive income	—	—	—	1,405	1,405
Balance, September 27, 2024	$168,829	$930,924	$1,447,131	$(33,590)	$2,513,294
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Preparation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of September 26, 2025 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 26, 2025 and September 27, 2024, and cash flows for the nine months ended September 26, 2025 and September 27, 2024 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 26, 2025, and the results of operations and cash flows for all periods presented.

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

2. Segment Information

Effective January 1, 2025, the Company began to classify its business into three reportable segments: Contractor, Industrial and Expansion Markets. The Industrial segment consists of the newly formed Industrial Division and the Powder Division. The Company’s former Industrial and Lubrication Equipment Divisions, along with the Process Transfer Equipment business that was part of the Company’s former Process Division, were combined to form the new global Industrial Division. The Powder Division remains unchanged. The Expansion Markets segment consists of the Expansion Markets Division. The Company’s environmental, semiconductor, high-pressure valves and electric motors businesses, together with select future ventures and acquisitions, reside within this division. The Contractor segment, consisting of the Contractor Division, remains unchanged as a reportable segment relative to prior periods. Prior year segment information has been recast to conform to the current organizational structure.

Segment information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Contractor
Net Sales	$262,428	$242,295	$806,419	$741,975
Cost of products sold	134,398	117,932	415,820	356,764
Gross Profit	128,030	124,363	390,599	385,211
Operating expenses	60,157	53,310	185,307	163,656
Contractor Operating Earnings	$67,873	$71,053	$205,292	$221,555

Industrial
Net Sales	$238,591	$235,875	$712,521	$702,613
Cost of products sold	98,121	101,797	295,996	298,398
Gross Profit	140,470	134,078	416,525	404,215
Operating expenses	59,737	56,540	173,825	172,023
Industrial Operating Earnings	$80,733	$77,538	$242,700	$232,192

Expansion Markets
Net Sales	$42,339	$41,042	$124,508	$120,056
Cost of products sold	20,139	21,821	59,868	61,021
Gross Profit	22,200	19,221	64,640	59,035
Operating expenses	11,811	11,946	35,357	36,574
Expansion Markets Operating Earnings	$10,389	$7,275	$29,283	$22,461

Reportable Segment Operating Earnings Total	$158,995	$155,866	$477,275	$476,208
Unallocated corporate expense	8,335	10,143	25,118	36,128
Contingent consideration	(14,061)	—	(14,061)	—
Operating Earnings	164,721	145,723	466,218	440,080
Interest expense	711	656	2,079	2,034
Other income, net	(4,450)	(6,225)	(14,003)	(18,756)
Earnings Before Income Taxes	$168,460	$151,292	$478,142	$456,802

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Sales (based on customer location)
United States	$293,517	$289,553	$881,101	$872,480
Other countries	249,841	229,659	762,347	692,164
Total	$543,358	$519,212	$1,643,448	$1,564,644

	September 26, 2025	December 27, 2024
Long-lived Assets
United States	$607,876	$635,698
Other countries	154,623	135,958
Total	$762,499	$771,656

3. Inventories

Major components of inventories were as follows (in thousands):

	September 26, 2025	December 27, 2024
Finished products and components	$197,904	$197,242
Products and components in various stages of completion	133,397	114,647
Raw materials and purchased components	212,602	214,902
Subtotal	543,903	526,791
Reduction to LIFO cost	(117,094)	(122,115)
Total	$426,809	$404,676

4. Shareholders’ Equity

Changes in components of accumulated other comprehensive income (loss), net of tax were as follows (in thousands):

	Pension and Post-retirement Medical	Cumulative Translation Adjustment	Total
Three Months Ended September 26, 2025
Balance, June 27, 2025	$(13,362)	$40,457	$27,095
Other comprehensive income (loss) before reclassifications	—	1,501	1,501
Reclassified to pension cost and deferred tax	573	—	573
Balance, September 26, 2025	$(12,789)	$41,958	$29,169

Nine Months Ended September 26, 2025
Balance, December 27, 2024	$(13,145)	$(36,429)	$(49,574)
Other comprehensive income (loss) before reclassifications	—	78,387	78,387
Reclassified to pension cost and deferred tax	356	—	356
Balance, September 26, 2025	$(12,789)	$41,958	$29,169

Three Months Ended September 27, 2024
Balance, June 28, 2024	$(29,379)	$(23,500)	$(52,879)
Other comprehensive income (loss) before reclassifications	—	19,491	19,491
Reclassified to pension cost and deferred tax	(202)	—	(202)
Balance, September 27, 2024	$(29,581)	$(4,009)	$(33,590)

Nine Months Ended September 27, 2024
Balance, December 29, 2023	$(31,012)	$(3,983)	$(34,995)
Other comprehensive income (loss) before reclassifications	—	(26)	(26)
Reclassified to pension cost and deferred tax	1,431	—	1,431
Balance, September 27, 2024	$(29,581)	$(4,009)	$(33,590)

Amounts related to pension and post-retirement medical adjustments are reclassified to non-service components of pension cost that are included within other income, net.

5. Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 27, 2024	9,139	$55.60	6,582	$47.16
Granted	963	85.93
Exercised	(533)	30.99
Canceled	(85)	75.44
Outstanding, September 26, 2025	9,484	$59.87	6,786	$51.64

The Company recognized year-to-date share-based compensation of $25 million in 2025 and $27 million in 2024. As of September 26, 2025, there was $22 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 26, 2025	September 27, 2024
Expected life in years	6.6	6.6
Interest rate	4.4%	4.2%
Volatility	26.2%	26.3%
Dividend yield	1.3%	1.1%
Weighted average fair value per share	$26.80	$28.03

Under the Company’s Employee Stock Purchase Plan, the Company issued 257,000 shares in 2025 and 330,000 shares in 2024. The fair value of the employees’ purchase rights under this plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Nine Months Ended
	September 26, 2025	September 27, 2024
Expected life in years	1.0	1.0
Interest rate	4.1%	4.9%
Volatility	19.6%	24.2%
Dividend yield	1.3%	1.1%
Weighted average fair value per share	$19.65	$23.16

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net earnings available to common shareholders	$137,628	$122,197	$389,352	$377,376
Weighted average shares outstanding for basic earnings per share	165,733	168,810	166,693	168,800
Dilutive effect of stock options computed using the treasury stock method and the average market price	2,890	3,301	2,896	3,548
Weighted average shares outstanding for diluted earnings per share	168,623	172,111	169,589	172,348
Basic earnings per share	$0.83	$0.72	$2.34	$2.24
Diluted earnings per share	$0.82	$0.71	$2.30	$2.19

Anti-dilutive shares not included in diluted earnings per share computation	1,825	1,154	1,827	3,293

7. Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Pension Benefits
Service cost	$1,162	$1,102	$3,454	$3,822
Interest cost	2,375	2,256	7,086	6,890
Expected return on assets	(2,917)	(2,543)	(8,724)	(7,610)
Amortization and other	(218)	835	148	2,478
Net periodic benefit cost	$402	$1,650	$1,964	$5,580
Postretirement Medical
Service cost	$76	$91	$229	$258
Interest cost	285	305	854	861
Amortization	(68)	53	(204)	—
Net periodic benefit cost	$293	$449	$879	$1,119

8. Receivables and Credit Losses

Accounts receivable includes trade receivables of $373 million and other receivables of $16 million as of September 26, 2025 and $348 million and $15 million of trade receivables and other receivables, respectively, as of December 27, 2024.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Balance, beginning	$5,331	$4,885	$4,973	$4,655
(Reversals) additions charged to costs and expenses	(47)	233	46	738
Deductions from reserves (1)	(152)	(295)	(157)	(462)
Other additions (2)	5	118	275	10
Balance, ending	$5,137	$4,941	$5,137	$4,941

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

9. Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 26, 2025
Cost	$290,256	$37,805	$5,447	$101,231	$434,739
Accumulated amortization	(159,346)	(9,494)	(1,365)	—	(170,205)
Foreign currency translation	(1,686)	1,206	—	7,039	6,559
Book value	$129,224	$29,517	$4,082	$108,270	$271,093
Weighted average life in years	14	9	2	N/A

As of December 27, 2024
Cost	$270,910	$34,731	$3,756	$95,091	$404,488
Accumulated amortization	(143,689)	(10,534)	(1,478)	—	(155,701)
Foreign currency translation	(12,102)	(1,182)	(79)	(2,118)	(15,481)
Book value	$115,119	$23,015	$2,199	$92,973	$233,306
Weighted average life in years	14	9	3	N/A

Amortization of intangibles for the third quarter was $7 million in 2025 and $5 million in 2024, and for the year to date was $20 million in 2025 and $13 million in 2024. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Thereafter
Estimated Amortization Expense	$5,829	$21,682	$17,898	$14,680	$14,076	$88,658

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 27, 2024	$198,038	$217,698	$71,732	$487,468
Adjustments from business acquisitions	1,164	43,058	(266)	43,956
Foreign currency translation	16,653	12,413	—	29,066
Balance, September 26, 2025	$215,855	$273,169	$71,466	$560,490

10. Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	September 26, 2025	December 27, 2024
Accrued self-insurance retentions	$8,172	$8,240
Accrued warranty and service liabilities	20,420	18,712
Accrued trade promotions	8,302	11,086
Payable for employee stock purchases	11,413	16,767
Customer advances and deferred revenue	103,418	52,522
Income taxes payable	8,659	8,102
Tax payable, other	12,007	14,557
Right of return refund liability	14,254	15,557
Operating lease liabilities, current	9,001	7,838
Acquisition-related consideration payable	—	10,339
Other	41,171	48,008
Total	$236,817	$211,728

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 27, 2024	$18,712
Assumed in business acquisition	117
Charged to expense	9,745
Margin on parts sales reversed	4,983
Reductions for claims settled	(13,137)
Balance, September 26, 2025	$20,420

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and nine months ended September 26, 2025, we recognized $4 million and $50 million, respectively, that was included in deferred revenue at December 27, 2024. During the three and nine months ended September 27, 2024, we recognized $8 million and $50 million, respectively, that was included in deferred revenue at December 29, 2023.

11. Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 26, 2025	December 27, 2024
Assets
Cash surrender value of life insurance	2	$27,698	$24,411
Forward exchange contracts	2	—	116
Total assets at fair value		$27,698	$24,527
Liabilities
Contingent consideration	3	$1,639	$14,647
Deferred compensation	2	7,952	8,196
Forward exchange contracts	2	207	—
Total liabilities at fair value		$9,798	$22,843

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

Contingent consideration liabilities represent the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of certain acquired businesses based on future revenues. In the third quarter of 2025, the Company recognized a $14 million gain from the reduction in fair value of contingent consideration related to the acquisition of Corob S.p.A. ("Corob") in 2024.

The fair value of variable rate borrowings approximates carrying value. The Company uses significant other observable inputs to estimate fair value (level 2 of the fair value hierarchy) based on the present value of future cash flows and rates that would be available for issuance of debt with similar terms and remaining maturities.

12. Acquisitions

On November 4, 2024, the Company acquired Corob for €230 million in cash, subject to normal post-closing purchase price adjustments, with up to €30 million in additional contingent consideration. As of September 26, 2025, the purchase price allocation remains preliminary as the Company completes its assessment, principally related to income taxes.

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

The following unaudited pro forma information provides the results of operations for the periods ended September 26, 2025 and September 27, 2024, as if the acquisition of Corob had been completed at the beginning of fiscal year 2023 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$543,358	$547,548	$1,643,448	$1,660,820
Net earnings	137,628	121,935	390,887	379,689
Earnings per share
Basic	$0.83	$0.72	$2.34	$2.25
Diluted	$0.82	$0.71	$2.30	$2.20

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined company's results of operations would have been had the Corob acquisition occurred at the beginning of 2023. It also may not be useful in predicting the future results of operations of the combined company.

The Company completed another acquisition in 2024 that was not material to the consolidated financial statements.

In the third quarter of 2025, the Company completed the acquisition of Color Service s.r.l. for approximately $77 million of purchase consideration, and its results have been included within the Powder Division in the Industrial Segment.

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

Global Trade Uncertainty

Our operations, supply chain and financial performance are directly impacted by evolving global trade policies and tariffs as well as associated geopolitical tensions. Our global operating footprint and worldwide sales reach expose us to risks associated with trade conflicts between the U.S. and its trading partners. Escalating global trade conflicts have resulted in, and their further escalation could result in additional inflationary costs to manufacture, assemble and export our products. We may be required to further increase prices to our customers, which may reduce demand, or if we do not or are unable to increase prices without reducing demand, we will experience reduced profitability. Continued geopolitical issues may cause customers outside of the U.S. seeking to source products from local suppliers. We continue to analyze the impact of these global tariffs on our business and we are working to mitigate the impact of tariffs through pricing and sourcing strategies. We cannot be sure these strategies will effectively mitigate the impact of these costs and if we are unable to do so or if demand for our products otherwise decreases, we expect these new tariffs will have a material impact on our results of operations in fiscal year 2025.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 26, 2025	Sep 27, 2024	% Change	Sep 26, 2025	Sep 27, 2024	% Change
Net Sales	$543.4	$519.2	5%	$1,643.4	$1,564.6	5%
Operating Earnings	164.7	145.7	13%	466.2	440.1	6%
Net Earnings	137.6	122.2	13%	389.4	377.4	3%
Net Earnings, adjusted (1)	122.8	122.2	—%	370.2	367.1	1%
Diluted Net Earnings per Common Share	$0.82	$0.71	15%	$2.30	$2.19	5%
Diluted Net Earnings per Common Share, adjusted (1)	$0.73	$0.71	3%	$2.18	$2.13	2%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.
Net sales for the third quarter increased 5 percent. Incremental sales from acquired operations contributed 6 percentage points of sales growth.
The gross profit margin rate was flat for the third quarter as price realization and favorable product and channel mix offset higher product costs and the unfavorable effects of lower margin rates from acquired operations.
Operating expenses for the third quarter decreased 5 percent and included a non-cash gain of $14 million from the reduction in fair value of acquisition-related contingent consideration.

Net earnings increased 13 percent for the third quarter. Adjusted net earnings were flat, as higher sales offset increased operating expenses and lower non-operating income.
Excluding the impact of excess tax benefits from stock option exercises and contingent consideration fair value adjustments presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of operating earnings, earnings before income taxes, income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Operating earnings	$164.7	$145.7	$466.2	$440.1
Contingent consideration	(14.1)	—	(14.1)	—
Operating earnings, adjusted	$150.6	$145.7	$452.1	$440.1

Earnings before income taxes	$168.5	$151.3	$478.1	$456.8
Contingent consideration	(14.1)	—	(14.1)	—
Earnings before income taxes, adjusted	$154.4	$151.3	$464.0	$456.8

Income taxes, as reported	$30.8	$29.1	$88.8	$79.4
Excess tax benefit from option exercises	0.7	—	5.1	10.3
Income taxes, adjusted	$31.5	$29.1	$93.9	$89.7

Effective income tax rate
As reported	18.3%	19.2%	18.6%	17.4%
Adjusted	20.4%	19.2%	20.2%	19.7%

Net Earnings, as reported	$137.6	$122.2	$389.4	$377.4
Contingent consideration	(14.1)	—	(14.1)	—
Excess tax benefit from option exercises	(0.7)	—	(5.1)	(10.3)
Net Earnings, adjusted	$122.8	$122.2	$370.2	$367.1

Weighted Average Diluted Shares	168.6	172.1	169.6	172.3
Diluted Earnings per Share
As reported	$0.82	$0.71	$2.30	$2.19
Adjusted	$0.73	$0.71	$2.18	$2.13

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.8	46.8	47.3	46.1
Gross Profit	53.2	53.2	52.7	53.9
Product development	3.7	4.1	3.7	4.2
Selling, marketing and distribution	12.5	12.5	12.4	12.8
General and administrative	9.3	8.5	9.2	8.8
Contingent consideration	(2.6)	—	(0.9)	—
Operating Earnings	30.3	28.1	28.4	28.1
Interest expense	0.1	0.1	0.1	0.1
Other income, net	(0.8)	(1.2)	(0.9)	(1.2)
Earnings Before Income Taxes	31.0	29.2	29.2	29.2
Income taxes	5.7	5.7	5.4	5.1
Net Earnings	25.3%	23.5%	23.8%	24.1%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Americas(1)	$341.0	$334.7	$1,016.1	$1,005.5
EMEA(2)	117.8	105.1	368.6	324.9
Asia Pacific	84.6	79.4	258.7	234.2
Consolidated	$543.4	$519.2	$1,643.4	$1,564.6
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	3%	0%	2%	(2)%	3%	0%	1%
EMEA	(5)%	11%	6%	12%	(1)%	12%	2%	13%
Asia Pacific	(3)%	10%	0%	7%	3%	9%	(2)%	10%
Consolidated	(2)%	6%	1%	5%	(1)%	6%	0%	5%

Gross Profit

The gross profit margin rate was flat for the third quarter and decreased approximately 1 percentage point for the year to date from the comparable periods last year as price realization and favorable product and channel mix offset higher product costs and the unfavorable effects of lower margin rates from acquired operations for the quarter but unable to offset these items for the year to date. Higher product costs included increased tariff costs of $5 million for the quarter and $9 million for the year to date. Interim pricing actions in the third quarter began to offset the effects of increased tariff costs.

Operating Expenses

Total operating expenses decreased $6 million (5 percentage points) for the third quarter and decreased $3 million (1 percentage point) year to date and included a non-cash gain of $14 million from the reduction in fair value of acquisition-related contingent consideration. Incremental expenses from acquired operations of $10 million for the quarter and $29 million for the year to date were partially offset by decreases in product development spending and selling, marketing and distribution expenses.

Other (Income) Expense

Other non-operating income decreased $2 million for the third quarter from the comparable period last year largely due to decreased interest income. For the year to date, other non-operating income decreased $5 million compared to last year and included higher exchange losses on net liabilities of certain foreign operations of $8 million and decreased interest income of $7 million. Partially offsetting these year-to-date items were a $5 million gain in the first quarter from the sale of a former manufacturing and distribution facility in Switzerland and $1 million of favorable market valuation changes on investments held to fund certain retirement benefits.

Income Taxes

The effective income tax rate was 18 percent for the third quarter and 19 percent for the year to date. Adjusted to exclude the impacts of certain non-recurring items (see Financial Results Adjusted for Comparability), the adjusted effective income tax rate of 20 percent for the quarter increased 1 percentage point from the comparable period last year due to the unfavorable effects of foreign earnings taxed at higher rates than the U.S. For the year to date, the adjusted effective tax rate of 20 percent was flat compared to the same period last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Sales
Americas	$186.1	$182.4	$563.4	$552.9
EMEA	52.6	40.1	168.2	131.2
Asia Pacific	23.7	19.8	74.8	57.9
Total	$262.4	$242.3	$806.4	$742.0
Operating earnings as a percentage of net sales	26%	29%	25%	30%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(3)%	5%	0%	2%	(4)%	6%	0%	2%
EMEA	(1)%	26%	6%	31%	(3)%	28%	3%	28%
Asia Pacific	(12)%	33%	(1)%	20%	(3)%	34%	(2)%	29%
Segment Total	(3)%	11%	0%	8%	(3)%	12%	0%	9%

Incremental sales from acquired operations in the Contractor segment for the third quarter and year to date were partially offset by sales declines in ongoing operations primarily due to continued weakness in worldwide construction markets. The operating margin rate declined 3 percentage points for the quarter and 5 percentage points for the year to date mainly due to higher product costs from increased tariffs and the unfavorable effects of lower margin rates of acquired operations. The rate of decline in operating margin lessened as price realization improved as the third quarter progressed.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Sales
Americas	$129.4	$125.3	$377.4	$374.5
EMEA	58.6	58.2	179.1	173.6
Asia Pacific	50.6	52.3	156.0	154.5
Total	$238.6	$235.8	$712.5	$702.6
Operating earnings as a percentage of net sales	34%	33%	34%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	3%	0%	0%	3%	1%	0%	0%	1%
EMEA	(7)%	2%	6%	1%	0%	1%	2%	3%
Asia Pacific	(6)%	3%	0%	(3)%	1%	1%	(1)%	1%
Segment Total	(2)%	1%	2%	1%	1%	0%	0%	1%

Industrial segment sales increased 1 percent for both the third quarter and year to date. For the quarter, sales growth in the vehicle service product application in the Americas more than offset finishing system sales in the prior year that did not repeat. Year-to-date sales increased 1 percent largely due to improved activity in the Americas and Asia Pacific, particularly in China. The operating margin rate for this segment increased 1 percentage point for both the quarter and year to date as realized pricing and favorable product and channel mix offset higher product costs, including tariffs.

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Sales
Americas	$25.5	$27.0	$75.3	$78.1
EMEA	6.6	6.8	21.3	20.1
Asia Pacific	10.3	7.3	27.9	21.8
Total	$42.4	$41.1	$124.5	$120.0
Operating earnings as a percentage of net sales	25%	18%	24%	19%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(6)%	0%	0%	(6)%	(4)%	0%	0%	(4)%
EMEA	(4)%	0%	1%	(3)%	5%	0%	1%	6%
Asia Pacific	40%	0%	1%	41%	27%	0%	0%	27%
Segment Total	3%	0%	0%	3%	4%	0%	0%	4%

Expansion Market net sales increased 3 percent for the third quarter and 4 percent for the year to date as continued sales growth in the semiconductor and electric motor product applications more than offset decreased sales in the environmental product application. The operating margin rate for this segment increased for both the quarter and year to date driven by increased sales volume and favorable product and channel mix.

Liquidity and Capital Resources

Net cash provided by operating activities of $487 million in the first nine months of 2025 increased $51 million compared to the same period last year, mostly due to decreased inventory purchases and lower performance-based incentive payouts. Significant uses of cash in the first nine months of 2025 included share repurchases of $361 million (partially offset by $32 million of net proceeds from shares issued), dividend payments of $138 million, business acquisitions totaling $70 million and plant and equipment additions of $34 million.

For the first nine months of 2024, significant uses of cash included plant and equipment additions of $93 million and dividend payments of $129 million. Net proceeds from shares issued totaled $45 million, which were partially offset by share repurchases of $31 million.

As of September 26, 2025, the Company had available liquidity of $1,399 million, including cash and cash equivalents of $619 million, of which $190 million was held outside of the U.S., and available credit under existing committed credit facilities of $780 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, potential future acquisitions and operating requirements. Capital expenditures for 2025 are expected to be approximately $50 to $60 million. The Company may make opportunistic share repurchases going forward.

Outlook
Pricing actions combined with steady incoming order rates reaffirms the Company's 2025 outlook of low single-digit sales growth on an organic constant-currency basis.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial, industrial and construction activity worldwide; changes in currency translation rates; international and domestic instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; inflationary cost pressures and our ability to raise prices without decreasing demand for our products; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence and other emerging technologies; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax or tariff rates or the adoption of new tax or tariff legislation; and costs associated with legal proceedings. Please refer to Item 1A of our 2024 Annual Report on Form 10-K and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
June 28, 2025 - July 25, 2025	—	$—	—	8,767,558
July 26, 2025 - August 22, 2025	—	$—	—	8,767,558
August 23, 2025 - September 26, 2025	—	$—	—	8,767,558

Item 5.Other Information

During the three months ended September 26, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 22, 2025.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 22, 2025	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2025	By:	/s/ David M. Lowe
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 22, 2025	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)