Form 10-K
period 2025-12-26
GRACO INC
filed 2026-02-17
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 26, 2025, or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the transition period from                      to                     .
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of 165,623,923 shares of common stock held by non-affiliates of the registrant was $14,268,500,967 as of June 27, 2025.
165,338,302 shares of common stock were outstanding as of January 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2026, are incorporated by reference into Part III of this 2025 Annual Report on Form 10-K (this “Form 10-K”), as specifically set forth in said Part III of this Form 10-K.

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

We also make targeted acquisitions to broaden our product offerings, enhance our capabilities in the end-user markets we serve, expand our manufacturing and distribution base and potentially strengthen our geographic presence. These acquisitions may be integrated into existing Graco operations or may be managed as stand-alone operations. In 2025, we completed two acquisitions within the Contractor and Industrial segments. These acquisitions provide new product offerings, including mixing, shaking and automated material handling equipment for the Contractor segment and automated dosing systems for powder and liquid applications for the Industrial segment, while also expanding our manufacturing capabilities and strengthening our channel partner network. Note 12 (Acquisitions) to the Consolidated Financial Statements of this Form 10-K has additional information on recent acquisitions.

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

Each segment sells its products in North, Central and South America (the “Americas”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. For 2025, sales in the Americas represented approximately 60 percent of our Company’s total sales. Sales in EMEA represented approximately 24 percent and sales in Asia Pacific represented approximately 16 percent. We provide marketing and product design in each of these geographic regions. Our Company also provides application assistance to distributors and employs sales personnel in each of these geographic regions.

Financial information concerning our segments and geographic markets is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 (Segment Information) to the Consolidated Financial Statements of this Form 10-K.

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

Outside of the U.S., our operations located in Australia, Belgium, Spain, Japan, Italy, Korea, India, the P.R.C., the United Kingdom and Brazil distribute our Company’s products and reinforce our commitment to those regions.

Our manufacturing capacity is sufficient for current business demand levels. In 2024 and 2023, we completed a number of significant expansion projects within the U.S., Switzerland and Romania. The completion of these projects represents the culmination of a period of significant investment in expansion and modernization of our key manufacturing and distribution facilities. Production requirements in the immediate future are expected to be met through existing facilities, the installation of new automatic and semi-automatic machine tools, efficiency and productivity improvements, the use of leased space and available subcontract services. For more details on our facilities, see Item 2, Properties.

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

Our Company consistently makes significant investments in new products. Total product development expenditures for all segments were $82 million in 2025, $87 million in 2024 and $83 million in 2023. The amounts invested in product development averaged approximately 4 percent of sales over the last three years. Our product development activities are focused both on upgrades to our current product lines to provide features and benefits that will provide a return on investment to our end-user customers and the development of products that will reach into new industries and applications to incrementally grow our sales. Sales of products that refresh and upgrade our product lines are measured and compared with planned results. Sales of products that provide entry into new industries and applications are also measured, with an additional focus on commercial resources and activities to build specialized third-party distribution and market acceptance by end users.

Our Company measures the results of acquired businesses as compared to historical results and projections made at the time of acquisition. We will invest in engineering, manufacturing and commercial resources for these businesses based on expected return on investment.

Business Segments

Contractor Segment

The Contractor segment represented approximately 48 percent of our total sales in 2025. Through this segment, we offer sprayers that apply paint to walls and other structures, with product models for users ranging from do-it-yourself homeowners to professional contractors. Contractor equipment also includes sprayers that apply texture to walls and ceilings, highly viscous coatings to roofs, and markings on roads, parking lots, athletic fields and floors as well as high-performance volumetric and gravimetric dispense, mixing, and shaking equipment.

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

Industrial Segment

The Industrial segment represented approximately 45 percent of our total sales in 2025. It includes the Industrial and Powder divisions. The Industrial segment markets equipment and solutions for moving and applying paints, powder coatings, sealants, adhesives and other fluids. Markets served include automotive and vehicle assembly and components production, including Electro or e-mobility, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries. End users often invest in our equipment to gain process efficiencies, improve quality or save on material or energy costs. A majority of this segment's business is outside of North America.

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

Industrial

The Industrial division designs and manufactures liquid finishing and advanced fluid dispensing equipment; pumps to move chemicals, petroleum, food, and other fluids; and systems, components, and accessories for the automatic lubrication of bearings, gears, and generators. These products are primarily used in industrial manufacturing applications, including automotive and commercial equipment, and are also utilized by manufacturers and processors in the food and beverage, dairy, pharmaceutical, cosmetic, electronics, mining, and ceramics industries. The Industrial division also manufactures and supplies equipment for equipment maintenance and vehicle servicing applications, including supply pumps, hose reels, meters, valves, and accessories used by fast oil change facilities, service garages, fleet service centers, automobile dealerships, auto parts stores, truck builders, and heavy equipment service centers.

Powder

The Powder division makes powder finishing products, automated dosing systems and complete powder finishing systems that coat powder on metals. These products are sold under the Gema®, SAT™ and ColorService® brands. Gema powder systems coat window frames, metallic furniture, automotive components and sheet metal. Primary end users of our powder finishing products include manufacturers in the construction, home appliance, automotive component and custom project coater industries. We strive to provide innovative solutions in powder coating for end users in emerging and developed markets.

Expansion Markets Segment

The Expansion Markets segment represented approximately 7 percent of our total sales in 2025 and includes pumps for use in the semiconductor industry; high pressure and ultra-high pressure valves used in the oil and natural gas industry; and environmental monitoring and remediation equipment that is used to conduct ground water sampling, ground water remediation, and for landfill liquid and gas management. This segment also provides product design and licensing services for the development of high torque electric motors used in a variety of applications, including heating, ventilation, and air conditioning equipment, pumps, sprayers and other material handling equipment.

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

Compliance with Government Regulations

Our compliance with federal, state and local laws and regulations, including environmental regulations, did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended December 26, 2025.

Human Capital Resources

As of December 26, 2025, we employed approximately 4,400 persons. Of this total, approximately 1,900 were employees based outside of the U.S., and 1,200 were hourly factory workers in the U.S. None of our U.S. employees are covered by a collective bargaining agreement. Various national industry-wide labor agreements apply to certain employees in various countries outside of the U.S. Compliance with such agreements has no material effect on our Company or our operations.

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
As of December 26, 2025, our executive officers responsible for setting overall strategy averaged nearly 22 years of tenure. Tenure of all employees averaged nearly 11 years, reflective of our positive workplace culture. Our recruiting team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions.

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

Item 1A. Risk Factors

As a global manufacturer of systems and equipment designed to move, measure, mix, control, dispense and spray fluid and powder materials, our business is subject to various risks and uncertainties. Below are risk factors that could materially and adversely affect our business, financial condition and results of operations.

Economic, Financial and Political Risks

Economic Environment – Demand for our products depends on the level of commercial and industrial activity worldwide.

The demand for our products depends, in part, on the general economic conditions of the industries, geographies or economies in which our customers operate. An economic downturn, recession, depression, sustained inflationary pressures or financial market turmoil may depress demand for our equipment in all or some major geographies and markets. Economic uncertainty and volatility in various geographies and industries in which we conduct business may adversely affect our net sales and earnings. If any participant in our sales channel, including end users, are unable to, or have a diminished ability to, purchase our products because of unavailable credit or unfavorable credit terms, depressed end-user demand, or are simply unwilling to purchase our products, our net sales and earnings will be adversely affected. An economic downturn may have an adverse effect on our results of operations and financial condition and affect our ability to satisfy the financial covenants in the terms of our financing arrangements. We cannot predict the timing, severity or duration of any such downturn, or the timing of any recovery.

Currency – Changes in currency translation rates could adversely impact our revenue, earnings and the valuation of assets denominated in foreign currencies.

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

Domestic political instability, including government shutdowns, may limit our ability to grow our business. International political instability (including tensions or conflicts between the U.S. and the countries in which we conduct business, rumors or threats of war, terrorism and other hostilities, and geopolitical activity or trade disruptions, such as those caused by the Russia-Ukraine and Israel-Hamas conflicts, or any conflict or threatened conflict between China and Taiwan) may cause economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown, prevent us or our customers from expanding into certain geographies or limit our ability to grow our business. Civil disturbances may also harm our business.

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

Operational Risks

Global Sourcing – Risks associated with foreign sourcing, supply interruption, delays in raw material or component delivery, supply shortages and counterfeit components may adversely affect our production or profitability.

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

Geopolitical instability (including in Europe, Asia, the Middle East, and South America), protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts of limited availability or no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises, political or other factors. Raw materials may become limited in availability from certain regions. Port labor issues may delay shipments. We source a large volume and a variety of electronic components, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products. While many of our raw materials, parts and components are generally commercially available from a number of sources, some of them are sourced from single suppliers, which has limited, and could continue to limit, their availability when those suppliers are unable or unwilling to meet our production requirements and we are unable to timely source such items from an alternative supplier. In addition, we source some of our materials, parts and components from suppliers located in China. As such, we are exposed to potential disruptions in deliveries from these suppliers due to political tensions, geopolitical risks, government-mandated facility closures due to public health matters or other causes. Shortages, delivery delays and price inflation in a wide variety of raw materials and components (including but not limited to electronic components, castings, engines and motors) and logistical challenges (including but not limited to increased freight costs, shipping container shortages, trucking shortages, ocean, railway and air freight capacity constraints, labor shortages and port delays) have adversely affected production and profitability and may adversely affect production and profitability in the future.

Information Systems – Interruption of or intrusion into information systems may impact our business.

We rely on information systems and networks to conduct and support our business. Some of these systems and networks are managed, hosted and provided by third parties. We use these systems and networks to record, process, summarize, transmit and store electronic information, and to manage or support our business processes and activities. We may experience interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. We also face the risk that the measures we have implemented to secure our information systems and networks and prevent unauthorized access to or loss of sensitive data are not effective and our information systems, networks, and those of our third-party service providers may be exposed to risks, including unauthorized access, operational errors, fraudulent activities, system failures, poor password management, and other potential irregularities. Our employees, customers and others may be the subject of social engineering attacks and induced to disclose confidential, proprietary or other sensitive information, including their network credentials, to cybercriminals, who may then gain access to our and our customers’ information, data and information technology systems. Cybersecurity threats are increasing in frequency, sophistication and severity. We have experienced and expect to continue to experience cybersecurity threats and attacks on our systems and networks and those of our third-party service providers. To date, none of the cybersecurity threats and attacks we have experienced have materially affected, or are reasonably likely to materially affect, our results of operations, business strategy or financial condition.

The tactics and capabilities of cybercriminals are growing increasingly sophisticated, and they will continue to evolve in their sophistication as artificial intelligence is leveraged to perpetrate cyberattacks. It is virtually impossible for any organization, including us, to completely eliminate the risk of cyberattacks. Security breaches or intrusion into our information systems or networks or the information systems or networks of the third parties with whom we do business pose a risk to the confidentiality, availability and integrity of our data and of our customers, suppliers and employees, and could lead to any one or more of the following: the compromising of confidential information; manipulation, unauthorized use, theft or destruction of data; product defects or malfunctions; production downtimes and operations disruptions; litigation; regulatory action; reputational harm, including loss of confidence by our customers, suppliers and employees in our ability to adequately protect their information; fines; ransoms; and other costs and adverse consequences. As a manufacturer, our operating technology assets and systems are susceptible to disruption through cyberattacks. We anticipate that meaningful investments in our operating technology infrastructure will be necessary as we continue to assess our operating technology posture and respond to the increasingly-pronounced risks posed by third-party cyber actors. The occurrence of a security breach or an intrusion into an information system or a network, or the breakdown, interruption or inadequate upgrading or maintenance of our information processing software, hardware or networks or the internet, may adversely affect our business, reputation, results of operations and financial condition. We do not currently maintain specific cyber insurance coverage. Any insurance coverage we do have may be inadequate to compensate for losses arising from any security breach or cybersecurity incident, and may in the future not be available to us on economically reasonable terms, or at all.

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

The development and adoption of generative AI technologies are rapidly evolving, and the increased use of these technologies in the conduct of our business poses risks which, if they materialize, could adversely impact our business, financial condition, results of operation and reputation. The deployment of generative AI tools creates opportunities for the potential loss or misuse of personal data, the inadvertent dissemination of our confidential or proprietary information, or the unintentional use of third parties’ intellectual property. In addition, the content, analyses, recommendations or other output that generative AI tools produce could be deficient, inaccurate or biased or be based on flawed or insufficient datasets. The Company’s ability to execute its strategic objectives could be adversely affected if it is unable to successfully integrate new technologies, including artificial intelligence, in a timely, cost‑effective, compliant, and appropriate manner, or if the processes and methods used to develop, deploy, or otherwise utilize such technologies are determined to be inconsistent with evolving or newly enacted regulatory requirements.

Foreign Operations – Conducting business internationally exposes our Company to risks that could harm our business.

In 2025, approximately 48 percent of our sales were generated by customers located outside the U.S. Operations and sales outside of the U.S. expose us to certain risks that could adversely impact our sales volume, rate of growth or profitability. These risks include: complying with foreign legal and regulatory requirements; international trade factors (export controls, customs clearance, trade policy, trade sanctions, trade agreements, duties, tariff barriers and other restrictions); trade disruptions arising out of geopolitical activity (such as those caused by the Russia-Ukraine and Israel-Hamas conflicts, or any conflict or threatened conflict between China and Taiwan); protection of our proprietary technology in certain countries; potentially burdensome taxes; potential difficulties staffing and managing local operations; and changes in exchange rates.

Catastrophic Events – Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.

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

Personnel – Our success may be affected if we are not able to attract, develop and retain qualified personnel.

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

Public health – Crises, such as an epidemic or pandemic, could have a material and adverse effect on our business, results of operations and financial condition.

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

Impairment – If acquired businesses do not meet performance expectations, acquired assets could be subject to impairment.

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

Competition – Our success depends upon our ability to develop or acquire, and market and sell, new products that meet our customers’ evolving needs and desires, and anticipate industry and market changes.

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

Cyclical Industries – Our success may be affected by variations in the construction, automotive, electronics, aerospace, semiconductor, and agriculture and construction equipment industries.

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

Legal, Regulatory and Compliance Risks

Laws and Regulations – Changes in laws and regulations, and the imposition of new or additional laws and regulations, may impact how we can do business and the cost of doing business around the world.

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

Anti-Corruption and Trade Laws – We may incur costs and suffer damages if our employees, agents, distributors or suppliers violate anti-bribery, anti-corruption or trade laws and regulations.

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

Tax Rates and New Tax Legislation – Changes in tax rates or the adoption of new tax legislation may affect our results of operations, cash flows and financial condition.

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

Tariff and Trade Policies – Changes and uncertainty in U.S. trade policies, including tariffs, trade agreements and other regulations, as well as in those of other countries, may affect our operating results, cash flows and financial condition.

The Company’s business can be impacted by changes in U.S. trade policies, including tariffs, trade agreements and other related regulations, as well as trade restrictions and retaliatory actions imposed or taken by foreign governments. The U.S. government has imposed and significantly increased tariffs on foreign imports, with many foreign governments implementing retaliatory tariffs on U.S. exports into their countries. This has resulted in higher costs to the Company for certain raw materials and components it imports and uses in the manufacture of its products, as well as higher prices to purchasers of the Company’s products in certain foreign geographies and opportunities for competitors to enhance their presence in markets in which we participate. The U.S.-imposed tariffs have been the subject of numerous legal challenges, including before the U.S. Supreme Court, the outcome of which has yet to be determined. Even if those challenges are successful, it is uncertain as to whether the Company will be able to recover any tariffs it has previously paid, or whether the U.S. government will attempt to reimpose the tariffs under some other authority.

Further changes in U.S. or foreign trade policies, tariffs and other trade-related regulations, and continued uncertainty around the foregoing, could adversely impact the Company’s business, financial condition and results of operations.

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

To manage our cybersecurity program, we have established a cybersecurity team led by our Chief Information Officer ("CIO"). Our cybersecurity team, with the support of external cyber-specialist resources, include technical experts in cybersecurity risk management, incident response and security operations with extensive experience in the operations of networks, network security and infrastructure management. In addition, members of our cybersecurity team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification. Our CIO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the cybersecurity management team and through the use of technological tools and software.

Policies, procedures and controls under our cybersecurity program are designed in consideration of published frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and routinely evaluated for ongoing adherence to those frameworks. Our cybersecurity program includes a process for incident response and continuous improvement. We periodically enlist outside advisors to evaluate the maturity of our cybersecurity program, review processes and policies, conduct penetration and vulnerability tests and simulation exercises, and to monitor and help identify potential cybersecurity incidents. We provide annual cybersecurity awareness training to our employees and contractors to help identify potential cybersecurity threats and attacks, perform targeted phishing campaigns, use multifactor authentication for secure access to our systems and networks and tabletop exercises to simulate and prepare for potential incidents. When considering to engage with third-party service providers, we assess the risks from cybersecurity threats posed by such engagement and continue to evaluate those risks throughout the duration of the relationship.

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

None of the risks from cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced, have materially affected, or are reasonably likely to materially affect, our results of operations, business strategy or financial condition.

Item 2. Properties

Our facilities are in satisfactory condition, suitable for their respective uses, and are generally adequate to meet current needs. A description of our principal facilities as of February 17, 2026, under our operating segment structure for the year ended December 26, 2025, is set forth in the chart below.

Facility	Owned or Leased	Square Footage	Facility Activities	Operating Segment
North America
Rogers, Minnesota, United States	Owned	782,000	Manufacturing, warehouse, office and product development	Contractor
Dayton, Minnesota, United States	Owned	538,000	Manufacturing, warehouse, office and product development	Contractor and Industrial
Dayton, Minnesota, United States	Owned	520,000	Distribution center and office	All segments
Minneapolis, Minnesota, United States	Owned	390,000	Manufacturing and office	Industrial
Anoka, Minnesota, United States	Owned	384,000	Manufacturing, warehouse and office	Industrial
Sioux Falls, South Dakota, United States	Owned	203,000	Manufacturing, warehouse and office	Industrial and Contractor
Minneapolis, Minnesota, United States	Owned	141,000	Worldwide headquarters; office and product development	Corporate and Expansion Markets
North Canton, Ohio, United States	Owned	131,000	Manufacturing, warehouse, office and application laboratory	Industrial
Erie, Pennsylvania, United States	Owned	89,000	Manufacturing, warehouse, office and product development	Expansion Markets
Minneapolis, Minnesota, United States	Owned	87,000	Assembly	Industrial
Kamas, Utah, United States	Owned	70,000	Manufacturing, warehouse, office, product development and test laboratory	Expansion Markets
Dexter, Michigan, United States	Owned	65,000	Manufacturing, warehouse, office and product development	Expansion Markets
Indianapolis, Indiana, United States	Owned	64,000	Warehouse, office, product development and application laboratory	Industrial
Charlotte, North Carolina, United States	Leased	50,000	Office and warehouse	Contractor
Minneapolis, Minnesota, United States	Owned	42,000	Corporate administrative office	All segments
Europe
Maasmechelen, Belgium	Owned	619,000	Office, warehouse and assembly	All segments
Modena, Italy	Owned	519,000	Manufacturing, warehouse, office and product development	Contractor
Gossau, Switzerland	Owned	231,000	Manufacturing, warehouse, office, product development and application laboratory	Industrial
Verona, Italy	Owned	164,000	Manufacturing and warehouse	Industrial
Sibiu, Romania	Owned	148,000	Manufacturing	Industrial
Dueville, Italy	Owned	82,000	Office and warehouse	Industrial
Maasmechelen, Belgium	Leased	64,000	Warehouse	All segments
Rödermark, Germany	Owned	41,000	Office and warehouse	Industrial
Verona, Italy	Owned	31,000	Office and warehouse	Industrial
Asia Pacific
Gujarat, India	Leased	178,000	Office and warehouse	Contractor
Suzhou, P.R.C.	Owned	80,000	Manufacturing, warehouse, office and product development	All segments
Tây Ninh, Vietnam	Leased	61,000	Manufacturing, warehouse and office	Industrial

Daman, India	Owned	54,000	Manufacturing	Contractor
Shanghai, P.R.C.	Leased	47,000	Office	All segments
Bundoora, Australia	Leased	38,000	Office	All segments
Gyeonggi-do, South Korea	Leased	33,000	Office and warehouse	All segments

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

Information About Our Executive Officers

The following are all the executive officers of Graco Inc. as of February 17, 2026:

Mark W. Sheahan, 61, became President and Chief Executive Officer in June 2021. From June 2018 to June 2021, he served as Chief Financial Officer and Treasurer. He was Vice President and General Manager, Applied Fluid Technologies Division from 2008 to 2018. He served as Chief Administrative Officer from 2005 to 2008, and was Vice President and Treasurer from 1998 to 2005. Prior to becoming Treasurer in December 1996, he was Manager, Treasury Services. Mr. Sheahan also serves as a director of Tennant Company and on the board of managers of Fernweh Group, LLC.

Ronita Banerjee, 48, became Executive Vice President and Chief Human Resources Officer in May 2023. Before joining Graco, she was Global Human Resources Vice President and Chief Human Resources Officer at Westinghouse Electric Company LLC, a provider of nuclear products and services, from May 2019 to April 2023. Prior to joining Westinghouse from 2017 to May 2019, she served as Global Human Resources Vice President, Building Solutions, and Global Human Resources Director, at Honeywell Inc., prior to which she served as Global Human Resources Director from 2015 to 2017. She was in several human resources management roles at General Mills Inc. from May 2007 to March 2015. Before that, she worked at Dell Technologies Inc. within their compensation and staffing practice from 2003 to 2005, and began her career at Gati Ltd. She joined the Company in 2023.

Laura L. Evanson, 45, became Executive Vice President and Chief Marketing Officer in January 2024. From January 2023 to December 2024, she served as Executive Vice President, Marketing. From September 2021 to December 2022, she served as Vice President of Marketing for the Lubrication Equipment Division and Vice President of Marketing for South and Central America. From 2017 to September 2021, she served as the Director of Marketing for the Lubrication Equipment Division. From 2015 to 2017 she served as a Senior Global Marketing Manager for the Lubrication Equipment Division. From 2010 to 2015, she was a Senior Global Product Marketing Manager for the Lubrication Equipment Division. Prior to that, she worked in various Product Marketing and Channel Marketing roles for the Lubrication Equipment Division and Industrial Products Division. She joined the Company in 2008.
Inge Grasdal, 55, became Executive Vice President, Corporate Development in January 2022. Before joining Graco, he was Vice President Corporate Development at Ecolab, a global provider of water, hygiene and infection prevention solutions and services, from 2018 to January 2022. Prior to joining Ecolab, he was Senior Director Corporate Development at 3M Company from 2012 to 2018. From 2007 to 2012, he was Vice President Investment Banking at Piper Jaffray & Co. Prior to joining Piper Jaffray, he held various roles in finance, consulting and engineering, including most recently as Director of Finance – Analytics at United Health Group from 2003 to 2007. He joined the Company in January 2022.

Joseph J. Humke, 55, became Executive Vice President, General Counsel and Corporate Secretary in July 2021. Before joining Graco, from 2001 to June 2021, he was an equity partner in the Mergers & Acquisitions and Private Equity practice groups at Ballard Spahr LLP and Lindquist & Vennum LLP (which combined in January 2018) and an associate from 2001 to 2003. Mr. Humke also serves as a director of SkyWater Technology, Inc. He joined the Company in July 2021.

Christopher D. Knutson, 48, became Vice President, Controller and Chief Accounting Officer in January 2025. From May 2023 to December 2024, he served as Executive Vice President, Corporate Controller. He has also served as the Company's principal accounting officer since May 2023. From April 2020 to May 2023, he was Director of Corporate Treasury and Investor Relations, and from 2017 to April 2020, was Director of Corporate Treasury and Regional Controller, South and Central America. He served as Vice President of Finance from 2016 to 2017 at United Skin

Specialists, after which he returned to Graco. From 2010 to 2016 he served in several Controller roles, including in the Applied Fluid Technology Division, Asia Pacific, and Lubrication Equipment Division. He first joined Graco as the Internal Audit Manager from 2008 to 2010. Prior to joining Graco, he worked at PricewaterhouseCoopers for seven years within their audit practice. He joined the Company in 2008.

David M. Lowe, 70, became Chief Financial Officer and Treasurer in June 2021. From April 2020 to June 2021, he served as President, Worldwide Process Division. He was President, Worldwide Industrial Products Division from June 2018 until April 2020. From 2012 until 2018, he was Executive Vice President, Industrial Products Division. From 2005 to 2012, he was Vice President and General Manager, Industrial Products Division. He was Vice President and General Manager, European Operations from 1999 to 2005. Prior to becoming Vice President, Lubrication Equipment Division in December 1996, he was Treasurer. He joined the Company in 1995.

Claudio Merengo, 56, became President, Global Powder Division in January 2025. From February 2024 to December 2024, he served as President, Worldwide Powder Division. He was previously President, Worldwide Gema from 2007 to February 2024. During this time, he also served as Group President, ITW Finishing from 2010 to 2012 and Group President, ITW Dynatec from 2008 to 2009. From 2004 to 2007 he was President, Gema Europe. From 1999 to 2004, he was Managing Director, Gema Italy. From 1994 to 1999, he held different positions in R&D, Sales and After Sales for Gema. He joined Gema in 1994. Gema has been part of Graco since the acquisition of the ITW Finishing Group in 2012.

Peter J. O’Shea, 61, became President, Global Industrial Division in January 2025. From January 2022 to December 2024, he served as President, Worldwide Lubrication Equipment Division, and President, South and Central America. From July 2021 to January 2022, he was President, Worldwide Industrial Products Division, and President, South and Central America. From April 2020 to January 2022, he was President, Worldwide Industrial Products Division. From 2018 to April 2020, he was President, Worldwide Lubrication Equipment Division. From 2016 to 2018, he was Vice President and General Manager, Lubrication Equipment Division. From 2012 to 2015, he was Vice President and General Manager, Asia Pacific. From 2012 to 2012, he was Director of Sales & Marketing, Industrial Products Division, and from 2008 to 2012, he was Director of Sales & Marketing, Industrial Products Division and Applied Fluid Technology Division. He was Country Manager, Australia - New Zealand from 2005 to 2008, and from 2002 to 2005 he served as Business Development Manager, Australia - New Zealand. Prior to becoming Business Development Manager, Australia - New Zealand, he worked in various Graco sales management positions. He joined the Company in 1995.

Kathryn L. Schoenrock, 48, became Executive Vice President and Chief Information Officer in February 2024. She was previously Executive Vice President and Chief Technology Officer from May 2023 to February 2024. From January 2022 to May 2023, she was Executive Vice President, Corporate Controller and Information Systems. From August 2020 to January 2022, she was Executive Vice President, Corporate Controller. She has also served as the Company’s principal accounting officer from August 2020 to May 2023. From 2017 to August 2020, she was Director of Corporate Finance. She served as Director of Financial Reporting from 2012 to 2018. Prior to joining Graco, she served as a Senior Manager in the audit practice of Deloitte & Touche LLP from 2008 to 2012, and held various positions in the audit practice of Deloitte & Touche LLP from 2002 to 2008 and in the audit practice of Arthur Andersen LLP from 2000 to 2002. She joined the Company in 2012.

David J. Thompson, 58, became President, Global Contractor Division in January 2025. From January 2024 to December 2024, he served as President, Worldwide Contractor Equipment Division. He was previously Vice President of Engineering, Contractor Equipment Division, a role he had held since 2021. He held a series of positions of increasing responsibility within the Contractor Equipment Division throughout his career, including Engineering Manager, Senior Engineering Manager and Director of Engineering. He joined the Company in 1988.

Timothy R. White, 56, became President, Expansion Markets Division in January 2025. From June 2021 to December 2024, he served as President, Worldwide Process Division. From August 2020 to June 2021, he served as President, White Knight and QED Environmental Systems. He served as President, EMEA from 2018 to August 2020. From 2015 to 2018, he was the President of QED Environmental Systems. He served as Director of Sales and Marketing, Applied Fluid Technologies Division, from 2012 to 2015. From 2011 to 2012, he was the North American Sales Manager, Applied Fluid Technologies Division. From 2008 to 2011, he was Operations Director, Contractor Equipment Division. Prior to becoming Operations Director, Contractor Equipment Division, he held various manufacturing management positions. He joined the Company in 1992.

Angela F. Wordell, 54, became Executive Vice President and Chief Operations and Supply Chain Officer in January 2025. From January 2022 to December 2024, she served as Executive Vice President, Operations. From April 2020 to January 2022, she was Executive Vice President, Operations, and President, Worldwide Oil & Natural Gas Division. From 2018 to April 2020, she was Executive Vice President, Operations. From 2017 to 2018, she was Purchasing Director. From January 2017 to April 2017, she served as Strategic Sourcing Director. From 2010 to 2017, she was Operations

Director, Industrial Product Division and China Factory. Prior to that, she held various manufacturing management and engineering positions. She joined the Company in 1993.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Graco Common Stock

Graco common stock is traded on the New York Stock Exchange under the ticker symbol “GGG.” As of January 23, 2026, the share price was $86.55 and there were 165,338,302 shares outstanding and 1,471 common shareholders of record, which includes nominees or broker dealers holding stock on behalf of an estimated 219,163 beneficial owners.

The graph below compares the cumulative total shareholder return on the common stock of the Company for the last five fiscal years with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Industrial Machinery Index over the same period (assuming the value of the investment in Graco common stock and each index was $100 on December 31, 2020, and all dividends were reinvested).

	2020	2021	2022	2023	2024	2025
Dow Jones U.S. Industrial Machinery	$100	$112	$95	$123	$121	$122
S&P 500	100	129	105	133	166	196
Graco Inc.	100	124	109	138	153	170

Issuer Purchases of Equity Securities

On December 7, 2018, the Board of Directors authorized the Company to purchase up to 18 million shares of its outstanding common stock, primarily through open-market transactions. On December 5, 2025, the Board of Directors authorized the Company to purchase up to an additional 15 million shares of its outstanding stock, primarily through open-market transactions. The authorizations are for an indefinite period of time or until terminated by the Board. There are no shares available for repurchase under previous authorizations.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax due upon exercise of stock options or vesting of restricted stock.

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
Sep 27, 2025 - Oct 24, 2025	—	—	—	8,767,558
Oct 25, 2025 - Nov 21, 2025	694,544	$80.54	694,544	8,073,014
Nov 22, 2025 - Dec 26, 2025	76,076	$81.70	76,076	22,996,938

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s consolidated results of operations, financial condition and liquidity. This discussion should be read in conjunction with our financial statements and the accompanying notes to the financial statements. A discussion of changes in our financial condition and the results of operations from the year ended December 27, 2024 compared to December 29, 2023 can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 27, 2024. The discussion is organized in the following sections:

•Overview
•Results of Operations
•Segment Results
•Financial Condition and Cash Flow
•Critical Accounting Estimates

Overview

Graco designs, manufactures and markets systems and equipment used to move, measure, mix, control, dispense and spray a wide variety of fluid and powder materials. The Company specializes in equipment for applications that involve difficult-to-handle materials with high viscosities, materials with abrasive or corrosive properties and multiple-component materials that require precise ratio control. Graco sells primarily through independent third-party distributors worldwide to industrial and contractor end users. Graco’s business is classified by management into three reportable segments: Contractor, Industrial and Expansion Markets. Each segment is responsible for product development, manufacturing, marketing and sales of their products.

Graco’s key strategies include developing and marketing new products, leveraging products and technologies into additional, growing end-user markets, expanding distribution globally and completing strategic acquisitions that provide additional channels and technologies. Long-term financial growth targets accompany these strategies, including our objectives of 10 percent revenue growth and 12 percent consolidated net earnings growth per annum. We continue to develop new products in each operating segment that are expected to drive incremental sales growth, as well as continued refreshes and upgrades of existing product lines. Graco has made a number of strategic acquisitions that expand and complement organically developed products and provide new market and channel opportunities.

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

Results of Operations

A summary of financial results follows (in millions except per share amounts):

	2025	2024
Net Sales	$2,236.6	$2,113.3
Operating Earnings	624.8	570.1
Net Earnings	521.8	486.1
Diluted Net Earnings per Common Share	$3.08	$2.82

Adjusted (non-GAAP)(1):
Operating Earnings, adjusted	$610.7	$577.8
Net Earnings, adjusted	498.8	477.1
Diluted Net Earnings per Common Share, adjusted	$2.95	$2.77
(1)     Excludes the impact of excess tax benefits from stock option exercises, contingent consideration fair value adjustments, certain non-recurring tax provision adjustments and prior year business reorganization charges. See

Financial Results Adjusted for Comparability below for a reconciliation of adjusted non-GAAP financial measures to GAAP.

Certain events in the last two years caused fluctuations in financial results. Excess tax benefits related to stock option exercises reduced income taxes by $6 million in 2025 and $15 million in 2024. Other non-recurring tax provision adjustments from tax planning activities further reduced income taxes by $3 million in 2025. Operating earnings were increased by contingent consideration fair value adjustments of $14 million in 2025 and reduced by business reorganization charges of $8 million in 2024. Excluding the impacts of those items presents a more consistent basis for comparison of financial results, which management believes is useful information to help investors and others evaluate the Company's performance relative to other similarly-situated companies. A calculation of the non-GAAP adjusted measurements of operating earnings, earnings before income taxes, income taxes, effective income tax rates, net earnings and diluted earnings per share follows (in millions except per share amounts):

	2025	2024
Operating earnings, as reported	$624.8	$570.1
Contingent consideration	(14.1)	—
Business reorganization	—	7.7
Operating earnings, adjusted	$610.7	$577.8

Earnings before income taxes, as reported	$641.2	$589.3
Contingent consideration	(14.1)	—
Business reorganization	—	7.7
Earnings before income taxes, adjusted	$627.1	$597.0

Income taxes, as reported	$119.4	$103.2
Other non-recurring tax benefit	2.9	—
Excess tax benefit from option exercises	6.0	14.9
Business reorganization tax effect	—	1.8
Income taxes, adjusted	$128.3	$119.9

Effective income tax rate
As reported	18.6%	17.5%
Adjusted	20.5%	20.1%

Net Earnings, as reported	$521.8	$486.1
Contingent consideration	(14.1)	—
Other non-recurring tax benefit	(2.9)	—
Excess tax benefit from option exercises	(6.0)	(14.9)
Business reorganization	—	5.9
Net Earnings, adjusted	$498.8	$477.1

Weighted Average Diluted Shares	169.2	172.4
Diluted Net Earnings per Share
As reported	$3.08	$2.82
Adjusted	$2.95	$2.77

Components of Net Earnings as a Percentage of Sales:

The following table presents an overview of components of net earnings as a percentage of net sales:

	2025	2024
Net Sales	100.0%	100.0%
Cost of products sold	47.5	46.9
Gross profit	52.5	53.1
Product development	3.7	4.0
Selling, marketing and distribution	12.2	13.0
General and administrative	9.3	9.1
Contingent consideration	(0.6)	—
Operating earnings	27.9	27.0
Interest expense	0.1	0.1
Other (income) expense, net	(0.9)	(1.0)
Earnings before income taxes	28.7	27.9
Income taxes	5.4	4.9
Net Earnings	23.3%	23.0%
Net Earnings, adjusted (see non-GAAP measurements above)	22.3%	22.6%

Net Sales

The following table presents net sales by geographic region (in millions):

	2025	2024
Americas(1)	$1,353.0	$1,329.3
EMEA(2)	527.5	454.2
Asia Pacific	356.1	329.8
Consolidated	$2,236.6	$2,113.3
(1)     North, Central and South America, including the U.S. Sales in the U.S. were $1,170 million in 2025 and $1,149 million in 2024.
(2)    Europe, Middle East and Africa.

The following table presents the components of net sales change by geographic region:

	2025				2024
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	3%	0%	2%	(1)%	0%	0%	(1)%
EMEA	2%	10%	4%	16%	(4)%	1%	1%	(2)%
Asia Pacific	1%	8%	(1)%	8%	(16)%	1%	(1)%	(16)%
Consolidated	0%	5%	1%	6%	(4)%	1%	(1)%	(4)%

In 2025, net sales increased in all regions compared to 2024, driven mostly by acquisitions in the Contractor and Industrial segments. Improved industrial and vehicle services end markets in the Americas were partially offset by continued softness in residential and non-residential construction markets. In EMEA, increased industrial and finishing system project activity led to higher sales in 2025. Sales growth in China in 2025 from improved construction and semiconductor end markets more than offset reduced industrial activity in the rest of the Asia Pacific region.

Gross Profit

The gross profit margin rate for 2025 decreased approximately 1 percentage point compared to 2024 as price realization was unable to offset higher product costs, including $14 million of increased tariff costs, and the unfavorable effect of lower margin rates of acquired operations.

Operating Expenses

Total operating expenses decreased $4 million (1 percent) for 2025 compared to 2024. Operating expenses for 2025 included $36 million of expenses from acquired operations and were mostly offset by a $14 million non-cash gain from the reduction in the fair value of acquisition-related contingent consideration recognized in the current year and $21 million of litigation and business reorganization costs from the prior year that did not repeat. Investment in new product development in 2025 was $82 million, approximately 4 percent of sales.

Operating Earnings

Sales growth and decreased operating expenses led to a 10 percent increase in operating earnings. Operating earnings expressed as a percentage of sales in 2025 increased approximately 1 percentage point compared to 2024 primarily due to a $14 million non-cash gain from the reduction in the fair value of acquisition-related contingent consideration in 2025.

Interest & Other (Income) Expense

Interest expense for 2025 was flat compared to 2024. Other income decreased $3 million in 2025 compared to 2024 and included higher exchange losses on net liabilities of certain foreign operations of $8 million and decreased interest income of $8 million. Partially offsetting these items were a $5 million gain in 2025 from the sale of a former manufacturing and distribution facility in Switzerland and $2 million of favorable market valuation changes on investments held to fund certain retirement benefits.

Income Taxes

The effective income tax rate for 2025 was 19 percent, up 1 percentage point from 2024. The increase in 2025 was largely due to variations in excess tax benefits from stock option exercises.
Segment Results

The Company has four operating segments which are aggregated into three reportable segments: Contractor, Industrial and Expansion Markets. Refer to Part I Item 1. Business, for a description of the Company’s three reportable segments. Management assesses the performance of segments by reference to operating earnings excluding unallocated corporate expenses and asset impairments.

The following table presents net sales and operating earnings by reporting segment (in millions):

	2025	2024
Sales
Contractor	$1,071.9	$988.9
Industrial	996.8	958.0
Expansion Markets	167.9	166.4
Total	$2,236.6	$2,113.3
Operating Earnings
Contractor	$270.3	$270.1
Industrial	334.6	311.7
Expansion Markets	41.5	31.5
Unallocated corporate (expense) (1)	(35.7)	(43.2)
Contingent consideration	14.1	—
Total	$624.8	$570.1

(1)    Unallocated corporate (expense) includes such items as stock compensation, certain acquisition transaction items, bad debt expense, charitable contributions, and certain facility expenses.

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment (dollars in millions):

	2025	2024
Sales
Americas	$740.1	$721.6
EMEA	228.6	183.9
Asia Pacific	103.2	83.4
Total	$1,071.9	$988.9
Operating Earnings as a Percentage of Sales	25%	27%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	2025				2024
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(2)%	5%	0%	3%	(2)%	1%	0%	(1)%
EMEA	(2)%	22%	4%	24%	(1)%	3%	0%	2%
Asia Pacific	(1)%	26%	(1)%	24%	6%	6%	(2)%	10%
Segment Total	(2)%	10%	0%	8%	(1)%	2%	(1)%	0%
Contractor segment net sales growth for the year included $100 million from acquired operations, which more than offset continued softness in worldwide residential and non-residential construction markets. The operating margin rate for this segment in 2025 was 2 percentage points lower than 2024 as price realization and 2024 litigation costs that did not repeat were unable to offset higher product costs from increased tariffs and the lower margin rates of acquired operations.

Sales in the Americas represent the majority of sales for the Contractor segment, although an acquisition completed in 2024 expanded this segment's global geographic presence. Management regularly reviews economic and financial indicators for North America, including levels of residential, commercial and institutional construction, remodeling rates and interest rates. Management also reviews gross domestic product for the regions and the level of the U.S. dollar versus the euro and other currencies.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment (dollars in millions):

	2025	2024
Sales
Americas	$511.7	$500.6
EMEA	271.0	243.3
Asia Pacific	214.1	214.1
Total	$996.8	$958.0
Operating Earnings as a Percentage of Sales	34%	33%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	2025				2024
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	2%	0%	0%	2%	1%	0%	0%	1%
EMEA	4%	3%	4%	11%	(5)%	0%	0%	(5)%
Asia Pacific	(2)%	2%	0%	0%	(19)%	0%	(1)%	(20)%
Segment Total	2%	1%	1%	4%	(5)%	0%	0%	(5)%

Industrial segment net sales increased 4 percent for the year, including 1 percentage point each from acquired operations and favorable changes in foreign currency translation rates. The operating margin rate for this segment increased approximately 1 percentage point for the year as price realization and expense leverage more than offset unfavorable product and channel mix from lower margin finishing system sales and higher product costs from increased tariffs.

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

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	2025	2024
Sales
Americas	$101.2	$107.1
EMEA	27.9	27.0
Asia Pacific	38.8	32.3
Total	$167.9	$166.4
Operating Earnings as a Percentage of Sales	25%	19%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	2025				2024
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(6)%	0%	0%	(6)%	(7)%	0%	0%	(7)%
EMEA	3%	0%	1%	4%	(5)%	0%	1%	(4)%
Asia Pacific	20%	0%	0%	20%	(34)%	0%	0%	(34)%
Segment Total	1%	0%	0%	1%	(13)%	0%	0%	(13)%
Expansion Markets net sales increased 1 percent for the current year compared to last year. Net sales growth in the semiconductor and electric motor product applications in 2025 was partially offset by decreases in the environmental and high-pressure valves product applications. The operating margin rate for this segment for the year increased 6 percentage points compared to last year mostly due to the favorable margin impact of upfront license fees in the electric motor product application.
Although the Americas represent the majority of sales for the Expansion Markets segment, management monitors indicators such as levels of gross domestic product, capital investment, industrial production and oil and natural gas markets.

Financial Condition and Cash Flow

Working Capital. The following table highlights several key measures of asset performance (dollars in millions):

	2025	2024
Working capital	$1,004.6	$1,091.6
Current ratio	3.2	3.7
Days of sales in receivables outstanding	62	62
Inventory turnover (LIFO)	2.6	2.3

Lower cash and cash equivalent balances primarily drove decreases in working capital in 2025, in addition to increases in trade accounts payable and sales and earnings-based accruals. Changes in receivables were consistent with higher sales levels. Reductions to inventory levels in 2025 as the result of an inventory reduction program were offset by the effect of acquired inventory on working capital, but improved inventory turnover in 2025. The current ratio decreased in 2025 in line with the changes in working capital.

Capital Structure. At December 26, 2025, the Company’s capital structure included current notes payable of $23 million and shareholders’ equity of $2,654 million. At December 27, 2024, the Company’s capital structure included current notes payable of $29 million and shareholders’ equity of $2,584 million.

Shareholders’ equity increased by $70 million in 2025. The increase provided by current year earnings of $522 million was primarily offset by dividends of $185 million and share repurchases of $423 million. Other increases in shareholders' equity included share issuances, stock compensation and other comprehensive income of $157 million.

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

As of December 26, 2025, the Company had available liquidity of $1,401 million, including cash held in deposit accounts of $624 million, of which $192 million was held outside of the U.S., and available credit under existing committed credit facilities of $777 million.

Internally generated funds and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2026, including its capital expenditure plan of approximately $100 million, planned dividends estimated at $195 million, share repurchases and acquisitions. If acquisition opportunities increase, the Company believes that reasonable financing alternatives are available for the Company to execute on those opportunities. The Company has no significant off-balance sheet debt or other unrecorded obligations. The Company believes it has the ability to meet its long-term cash requirements by using available cash and internally generated funds and to borrow under its committed and uncommitted credit facilities.

In December 2025, the Board of Directors increased the Company’s regular quarterly dividend from $0.275 to $0.295 per share, an increase of 7 percent.

Cash Flow. A summary of cash flow follows (in millions):

	2025	2024
Operating activities	$683.6	$621.7
Investing activities	(172.8)	(342.8)
Financing activities	(576.0)	(139.9)
Effect of exchange rates on cash	14.0	(1.6)
Net cash (used) provided	(51.2)	137.4
Cash and cash equivalents at end of year	$624.1	$675.3

Cash Flows From Operating Activities. Net cash provided by operating activities was $684 million in 2025, up $62 million compared to 2024, due primarily to higher net earnings. Fewer inventory purchases in 2025 as part of an inventory reduction program, as well as other decreases in working capital further contributed to the increase in cash provided by operating activities.
Cash Flows Used in Investing Activities. Cash flows used in investing activities totaled $173 million in 2025, including $135 million for business acquisitions and $46 million for capital additions. Cash flows used in investing activities totaled $343 million in 2024, including $242 million for business acquisitions and $107 million for capital additions.

Cash Flows Used in Financing Activities. Cash flows used in financing activities totaled $576 million in 2025 and included dividends of $183 million and share repurchases of $423 million, partially offset by net proceeds from share issuances of $37 million. Cash flows used in financing activities totaled $140 million in 2024 and included dividends of $172 million and share repurchases of $31 million, partially offset by net proceeds from share issuances of $66 million.

On December 7, 2018, the Board of Directors authorized the purchase of up to 18 million shares of common stock, primarily through open market transactions. On December 5, 2025, the Board of Directors authorized the Company to purchase up to an additional 15 million shares of its outstanding stock. The authorizations are for an indefinite period of time or until terminated by the Board. As of December 26, 2025, approximately 23 million shares remain available for purchase under the authorization.

The Company repurchased and retired 5.2 million shares in 2025, 0.4 million shares in 2024 and 1.4 million shares in 2023. The Company has made and may continue to make opportunistic share repurchases in 2026 via open market transactions or short-dated accelerated share repurchase programs.

Critical Accounting Estimates

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s most significant accounting policies are disclosed in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements. The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts will differ from those estimates. The Company considers the following policies to involve the most judgment in the preparation of the Company’s consolidated financial statements.

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

For U.S. plans, the Company establishes its discount rate assumption by reference to a yield curve published by an actuary and projected plan cash flows. For plans outside the U.S., the Company establishes a rate by country by reference to highly rated corporate bonds. These reference points have been determined to adequately match expected plan cash flows. The Company bases its inflation assumption on an evaluation of external market indicators. The salary assumptions are based on actual historical experience, the near-term outlook and assumed inflation. Retirement rates are based on experience. The investment return assumption is based on the expected long-term performance of plan assets. In setting this number, the Company considers the input of actuaries and investment advisers, its long-term historical returns, the allocation of plan assets and projected returns on plan assets. For 2026, the Company will use an investment return assumption of 7.5 percent for the funded U.S. plan. The 2025 rate assumed was 7.3 percent for the funded U.S. plan. Mortality rates are based on current common group mortality tables for males and females.

At December 26, 2025, a one-half percentage point decrease in the indicated assumptions would have the following effects (in millions):

Assumption	Funded Status	Expense
Discount rate	$(15.6)	$1.7
Expected return on assets	$—	$0.7

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

We completed our annual impairment test of goodwill and other intangible assets in the fourth quarter of 2025. No impairment charges were recorded as a result of that review.

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

The Company may use forward exchange contracts, options and other hedging activities to hedge the U.S. dollar value resulting from anticipated currency transactions and net monetary asset and liability positions. At December 26, 2025, the currencies to which the Company had the most significant balance sheet exchange rate exposure were the euro, Swiss franc, Canadian dollar, British pound, Japanese yen, Australian dollar, Chinese renminbi, South Korean won, Brazilian real and Indian rupee. It is not possible to determine the true impact of currency rate changes; however, the direct translation effect on net sales and net earnings can be estimated. In 2025, changes in currency translation rates increased sales by approximately $13 million and increased net earnings by approximately $3 million. In 2024, changes in currency translation rates reduced sales by approximately $3 million and reduced net earnings by approximately $3 million.

2026 Outlook

Entering 2026, Graco remains committed to its key initiatives: driving product innovation, pursuing strategic acquisitions, and advancing the One Graco operating model. For 2026, the Company expects low single‑digit organic sales growth on a constant‑currency basis and mid‑single‑digit sales growth on a constant‑currency basis including acquisitions.

At January 26, 2026 exchange rates, assuming the same volumes, mix of products and mix of business by currency as in 2025, the movement in foreign currencies would have a favorable impact of approximately 1 percentage point on net sales and net earnings for 2026.

The Company's backlog is not a good indicator of future long-term business levels. In addition to economic growth, the successful launch of new products and expanded distribution coverage, the sales outlook is dependent on many factors, including realization of price increases and stable foreign currency exchange rates.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions regarding forward-looking statements of the Private Securities Litigation Reform Act of 1995 and is filing this Cautionary Statement in order to do so. From time to time various forms filed by our Company with the Securities and Exchange Commission, including our Form 10-K, Form 10-Qs and Form 8-Ks, and other disclosures, including our 2025 Overview report, press releases, earnings releases, analyst briefings, conference calls and other written documents or oral statements released by our Company, may contain forward-looking statements. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “believe,” “project,” “should,” “estimate,” “will,” and similar expressions, and reflect our Company’s expectations concerning the future. All forecasts and projections are forward-looking statements. Forward-looking statements are based upon currently available information, but various risks and uncertainties may cause our Company’s actual results to differ materially from those expressed in these statements. The Company undertakes no obligation to update these statements in light of new information or future events.

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial, industrial and construction activity worldwide; changes in currency translation rates; international and domestic instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; inflationary cost pressures and our ability to raise prices without decreasing demand for our products; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence and other emerging technologies; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax or tariff rates or the adoption of new tax or tariff legislation; and costs associated with legal proceedings; and other risks and uncertainties including those discussed in Item 1A of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graco Inc. and subsidiaries (the "Company") as of December 26, 2025 and December 27, 2024, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 26, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2025 and December 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Retirement Benefits – U.S. Pension Benefit Obligation – Refer to Note 10 to the financial statements

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
February 17, 2026

We have served as the Company’s auditor since at least 1969, however, an earlier year could not be readily determined.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net Sales	$2,236,604	$2,113,316	$2,195,606
Cost of products sold	1,063,421	990,855	1,034,585
Gross Profit	1,173,183	1,122,461	1,161,021
Product development	82,297	87,230	82,822
Selling, marketing and distribution	273,939	273,741	260,712
General and administrative	206,211	191,392	171,444
Contingent consideration	(14,061)	—	(8,600)
Impairment	—	—	7,800
Operating Earnings	624,797	570,098	646,843
Interest expense	2,893	2,828	5,191
Other (income) expense, net	(19,296)	(22,013)	32,850
Earnings Before Income Taxes	641,200	589,283	608,802
Income taxes	119,361	103,199	102,291
Net Earnings	$521,839	$486,084	$506,511
Basic Net Earnings per Common Share	$3.14	$2.88	$3.01
Diluted Net Earnings per Common Share	$3.08	$2.82	$2.94
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net Earnings	$521,839	$486,084	$506,511
Components of other comprehensive income (loss)
Cumulative translation adjustment	84,429	(32,446)	25,661
Pension and postretirement medical liability adjustment	3,379	23,264	11,426
Income taxes - pension and postretirement medical liability	(729)	(5,397)	(2,704)
Other comprehensive income (loss)	87,079	(14,579)	34,383
Comprehensive Income	$608,918	$471,505	$540,894

See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 26, 2025	December 27, 2024
ASSETS
Current Assets
Cash and cash equivalents	$624,083	$675,336
Accounts receivable, less allowances of $6,000 and $6,000	393,753	362,533
Inventories	401,138	404,676
Other current assets	52,907	54,896
Total current assets	1,471,881	1,497,441
Property, Plant and Equipment, net	755,064	771,656
Goodwill	585,304	487,468
Other Intangible Assets, net	303,851	233,306
Operating Lease Assets	26,073	19,678
Deferred Income Taxes	35,975	46,910
Other Assets	96,122	82,753
Total Assets	$3,274,270	$3,139,212
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$23,072	$28,537
Current portion of long-term debt	1,624	—
Trade accounts payable	78,573	60,816
Salaries and incentives	73,420	58,169
Dividends payable	48,705	46,558
Other current liabilities	241,867	211,728
Total current liabilities	467,261	405,808
Retirement Benefits and Deferred Compensation	87,179	80,381
Operating Lease Liabilities	18,131	12,278
Deferred Income Taxes	36,708	37,822
Other Non-current Liabilities	11,060	18,788
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common stock, $1 par value; 291,000,000 shares authorized; 165,150,142 and 169,393,735 shares outstanding in 2025 and 2024	165,150	169,394
Additional paid-in-capital	994,566	955,051
Retained earnings	1,456,710	1,509,264
Accumulated other comprehensive income (loss)	37,505	(49,574)
Total shareholders’ equity	2,653,931	2,584,135
Total Liabilities and Shareholders’ Equity	$3,274,270	$3,139,212
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Cash Flows From Operating Activities
Net Earnings	$521,839	$486,084	$506,511
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	107,433	86,749	74,321
Deferred income taxes	(8,673)	6,060	(8,502)
Share-based compensation	34,333	31,892	30,229
Gain on sale of building	(4,737)	(1,216)	—
Pension settlement loss	—	—	42,129
Contingent consideration	(14,061)	—	(8,600)
Impairment	—	—	7,800
Change in
Accounts receivable	(7,383)	10,251	(3,245)
Inventories	55,206	55,836	42,716
Trade accounts payable	7,712	(13,298)	(12,348)
Salaries and incentives	6,632	(12,187)	(2,158)
Retirement benefits and deferred compensation	(571)	(14,171)	(13,661)
Other accrued liabilities	(11,479)	(11,242)	(5,269)
Other	(2,660)	(3,058)	1,094
Net cash provided by operating activities	683,591	621,700	651,017
Cash Flows From Investing Activities
Property, plant and equipment additions	(45,669)	(106,737)	(184,775)
Proceeds from sale of building	11,182	5,630	—
Acquisition of businesses, net of cash acquired	(135,262)	(241,767)	—
Other	(3,047)	59	(499)
Net cash used in investing activities	(172,796)	(342,815)	(185,274)
Cash Flows From Financing Activities
(Payments) borrowings on short-term lines of credit, net	(6,588)	(766)	9,725
Borrowings (payments) on long-term debt and lines of credit	25	—	(75,000)
Payments of debt issuance costs	—	(1,707)	(1,025)
Common stock issued	43,023	70,659	60,182
Common stock repurchased	(423,108)	(31,350)	(102,344)
Taxes paid related to net share settlement of equity awards	(6,055)	(4,611)	(1,225)
Cash dividends paid	(183,352)	(172,088)	(158,323)
Net cash used in financing activities	(576,055)	(139,863)	(268,010)
Effect of exchange rate changes on cash	14,007	(1,637)	1,022
Net (decrease) increase in cash and cash equivalents	(51,253)	137,385	198,755
Cash and Cash Equivalents
Beginning of year	675,336	537,951	339,196
End of year	$624,083	$675,336	$537,951
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 30, 2022	$167,702	$784,477	$976,851	$(69,378)	$1,859,652
Shares issued	1,666	57,291	—	—	58,957
Shares repurchased	(1,422)	(6,650)	(94,272)	—	(102,344)
Stock compensation cost	—	28,218	—	—	28,218
Net earnings	—	—	506,511	—	506,511
Dividends declared ($0.960 per share)	—	—	(161,152)	—	(161,152)
Other comprehensive income	—	—	—	34,383	34,383
Balance December 29, 2023	167,946	863,336	1,227,938	(34,995)	2,224,225
Shares issued	1,847	64,201	—	—	66,048
Shares repurchased	(399)	(2,049)	(28,902)	—	(31,350)
Stock compensation cost	—	29,563	—	—	29,563
Net earnings	—	—	486,084	—	486,084
Dividends declared ($1.040 per share)	—	—	(175,856)	—	(175,856)
Other comprehensive loss	—	—	—	(14,579)	(14,579)
Balance December 27, 2024	169,394	955,051	1,509,264	(49,574)	2,584,135
Shares issued	911	36,781	—	—	37,692
Shares repurchased	(5,155)	(29,059)	(388,894)	—	(423,108)
Stock compensation cost	—	32,517	—	—	32,517
Restricted stock issued	—	(724)	—	—	(724)
Net earnings	—	—	521,839	—	521,839
Dividends declared ($1.120 per share)	—	—	(185,499)	—	(185,499)
Other comprehensive income	—	—	—	87,079	87,079
Balance December 26, 2025	$165,150	$994,566	$1,456,710	$37,505	$2,653,931
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Graco Inc. and Subsidiaries
Years Ended December 26, 2025, December 27, 2024 and December 29, 2023

1. Summary of Significant Accounting Policies

Fiscal Year. The fiscal year of Graco Inc. and Subsidiaries (the Company) is 52- or 53-weeks, ending on the last Friday in December. The years ended December 26, 2025, December 27, 2024, and December 29, 2023 were 52-week years.

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
Level 3 – based on significant unobservable inputs

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	2025	2024
Assets
Cash surrender value of life insurance	2	$28,893	$24,411
Forward exchange contracts	2	—	116
Total assets at fair value		$28,893	$24,527
Liabilities
Contingent consideration	3	$1,649	$14,647
Deferred compensation	2	8,336	8,196
Forward exchange contracts	2	268	—
Total liabilities at fair value		$10,253	$22,843

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

Contingent consideration liability represents the estimated value (using a probability-weighted expected return approach) of future payments to be made to previous owners of certain acquired businesses based on future revenues. In the third quarter of 2025, the Company recognized a $14 million gain from the reduction in the fair value of the contingent consideration related to an acquisition.

Disclosures related to other fair value measurements are included below in Impairment of Long-Lived Assets, in Note 6 (Debt), in Note 10 (Retirement Benefits) and in Note 12 (Acquisitions).

Cash Equivalents. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable. Accounts receivable includes trade receivables of $376 million in 2025 and $348 million in 2024. Other receivables totaled $18 million in 2025 and $15 million in 2024.

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

Following is a summary of activity in the allowance for credit losses (in thousands):

	2025	2024	2023
Balance, beginning	$4,973	$4,655	$6,130
Additions charged to costs and expenses	584	930	1,125
(Deductions) additions from reserves (1)	(539)	(383)	(2,711)
Other additions (deductions)(2)	246	(229)	111
Balance, ending	$5,264	$4,973	$4,655
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

Other Current Assets. Amounts included in other current assets were (in thousands):

	2025	2024
Prepaid income taxes	$21,500	$25,097
Prepaid expenses and other	31,407	29,799
Total	$52,907	$54,896

Impairment of Long-Lived Assets. The Company evaluates long-lived assets (including property and equipment, goodwill and other intangible assets) for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We completed our annual impairment test of all long-lived assets in the fourth quarter of 2025. No impairment charges were recorded as a result of that review. In connection with the reorganization of a business acquired in 2020, impairment charges of $7.8 million were recorded in 2023. There were no additional impairment charges in 2024 and 2023.

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

Goodwill and Other Intangible Assets. Goodwill has been assigned to reporting units. Changes in the carrying amounts of goodwill for each reportable segment were (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 29, 2023	$77,542	$224,605	$68,081	$370,228
Additions, adjustments from business acquisitions	126,101	—	4,022	130,123
Foreign currency translation	(5,605)	(6,907)	(371)	(12,883)
Balance, December 27, 2024	198,038	217,698	71,732	487,468
Adjustments from business acquisitions	23,030	44,092	(266)	66,856
Foreign currency translation	17,507	13,473	—	30,980
Balance, December 26, 2025	$238,575	$275,263	$71,466	$585,304

Components of other intangible assets, net were (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of December 26, 2025
Cost	$316,962	$44,304	$4,786	$107,034	$473,086
Accumulated amortization	(165,150)	(10,649)	(2,027)	—	(177,826)
Foreign currency translation	(877)	1,464	54	7,950	8,591
Book value	$150,935	$35,119	$2,813	$114,984	$303,851
Weighted average life in years	13	10	2	N/A

As of December 27, 2024
Cost	$270,910	$34,731	$3,756	$95,091	$404,488
Accumulated amortization	(143,689)	(10,534)	(1,478)	—	(155,701)
Foreign currency translation	(12,102)	(1,182)	(79)	(2,118)	(15,481)
Book value	$115,119	$23,015	$2,199	$92,973	$233,306
Weighted average life in years	14	9	3	N/A

Amortization of intangibles was $28 million in 2025, $19 million in 2024 and $18 million in 2023. Estimated future annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter
Estimated Amortization Expense	$25,144	$19,838	$17,758	$17,141	$16,382	$92,604

Other Assets. Components of other assets were (in thousands):

	2025	2024
Cash surrender value of life insurance	$28,893	$24,411
Capitalized software	3,788	2,853
Equity method investment	10,776	10,140
Prepaid pension	44,785	37,888
Deposits and other	7,880	7,461
Total	$96,122	$82,753

The Company has entered into contracts insuring the lives of certain employees who are eligible to participate in certain non-qualified pension and deferred compensation plans. These insurance contracts are used to fund the non-qualified pension and deferred compensation arrangements. The insurance contracts are held in a trust and are available to general creditors in the event of the Company’s insolvency. Changes in cash surrender value are recorded in other (income) expense, net. The cash surrender value increased $4 million in 2025, increased $2 million in 2024 and increased $3 million in 2023.

Capitalized software is amortized over its estimated useful life (generally 2 to 5 years) beginning at date of implementation.

Other Current Liabilities. Components of other current liabilities were (in thousands):

	2025	2024
Accrued self-insurance retentions	$8,013	$8,240
Accrued warranty and service liabilities	21,103	18,712
Accrued trade promotions	7,511	11,086
Payable for employee stock purchases	15,546	16,767
Customer advances and deferred revenue	93,995	52,522
Income taxes payable	15,493	8,102
Tax payable, other	14,693	14,557
Operating lease liabilities, current	8,769	7,838
Right of return refund liability	15,055	15,557
Acquisition-related consideration payable	—	10,339
Other	41,689	48,008
Total	$241,867	$211,728

Self-Insurance. The Company is self-insured for certain losses and costs relating to product liability, workers’ compensation, and employee medical benefit claims. The Company has stop-loss coverage in order to limit its exposure to significant claims. Accrued self-insurance retentions are based on claims filed, estimates of claims incurred but not reported, and other actuarial assumptions. Self-insured reserves totaled $8 million as of December 26, 2025 and $8 million as of December 27, 2024.

Product Warranties. A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

	2025	2024
Balance, beginning of year	$18,712	$15,408
Assumed in business acquisition	714	3,861
Charged to expense	12,636	10,567
Margin on parts sales reversed	5,227	3,391
Reductions for claims settled	(16,186)	(14,515)
Balance, end of year	$21,103	$18,712

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

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. The balance of customer advances and deferred revenue was $94 million as of December 26, 2025 and $53 million as of December 27, 2024. Net sales for 2025 included $51 million that was in customer advances and deferred revenue as of December 27, 2024. Net sales for 2024 included $50 million that was in customer advances and deferred revenue as of December 29, 2023.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The Company enters into forward contracts or options, or borrows in various currencies, in order to hedge its net monetary positions. These instruments are recorded at fair value and the gains and losses are included in other (income) expense, net. The notional amounts of contracts outstanding as of December 26, 2025, totaled $53 million. The Company believes it uses strong financial counterparties in these transactions and that the resulting credit risk under these hedging strategies is not significant.

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

	2025	2024
Foreign Currency Contracts
Assets	$—	$136
Liabilities	(268)	(20)
Net (Liabilities) Assets	$(268)	$116

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

The Company has four operating segments which are aggregated into three reportable segments: Contractor, Industrial and Expansion Markets.

The Contractor segment markets sprayers and equipment that apply paint to walls and other structures, texture to walls and ceilings, insulation to building walls and other items, highly viscous coatings to roofs, markings on roads, parking lots, athletic fields and floors and high-performance volumetric and gravimetric dispense, mixing, and shaking equipment.

The Industrial segment includes our Industrial and Powder divisions. The Industrial division designs and manufactures liquid finishing and advanced fluid dispensing equipment; pumps to move chemicals, petroleum, food, and other fluids; and systems, components, and accessories for the automatic lubrication of bearings, gears, and generators. The Industrial division also manufactures and supplies equipment for equipment maintenance and vehicle servicing applications, including supply pumps, hose reels, meters, valves, and accessories used by fast oil change facilities, service garages, fleet service centers, automobile dealerships, auto parts stores, truck builders, and heavy equipment service centers. The Powder division makes powder finishing products and complete powder finishing systems that coat powder on metals. Markets served include automotive and vehicle assembly and components production, including Electro or e-mobility, wood and metal products, rail, marine, aerospace, farm, construction, bus, recreational vehicles and various other industries.

The Expansion Markets segment markets and manufactures pumps for use in the semiconductor industry; high pressure and ultra-high pressure valves used in the oil and natural gas industry; and environmental monitoring and remediation equipment that is used to conduct ground water sampling, ground water remediation, and for landfill liquid and gas management. This segment also provides product design and licensing services for the development of high torque electric motors used in a variety of applications, including heating, ventilation, and air conditioning equipment, pumps, sprayers and other material handling equipment. Markets served include oil and natural gas, environmental, electronics, industrial, renewable energy, semiconductor fabrication and wastewater.

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

Segment information follows (in thousands):

	2025	2024	2023
Contractor
Net Sales	$1,071,878	$988,865	$985,675
Cost of products sold	552,798	484,926	493,857
Gross Profit	519,080	503,939	491,818
Operating Expenses	248,772	233,795	206,424
Contractor Operating Earnings	$270,308	$270,144	$285,394

Industrial
Net Sales	$996,814	$958,023	$1,018,142
Cost of products sold	423,938	413,038	440,598
Gross Profit	572,876	544,985	577,544
Operating Expenses	238,290	233,275	221,550
Industrial Operating Earnings	$334,586	$311,710	$355,994

Expansion Markets
Net Sales	$167,912	$166,428	$191,788
Cost of products sold	78,344	86,013	93,937
Gross Profit	89,568	80,415	97,851
Operating Expenses	48,072	48,905	54,518
Expansion Markets Operating Earnings	$41,496	$31,510	$43,333

Reportable Segment Operating Earnings Total	$646,390	$613,364	$684,721
Unallocated corporate expense	35,654	43,266	38,678
Contingent consideration	(14,061)	—	(8,600)
Impairment	—	—	7,800
Operating Earnings	624,797	570,098	646,843
Interest expense	2,893	2,828	5,191
Other (income) expense, net	(19,296)	(22,013)	32,850
Earnings Before Income Taxes	$641,200	$589,283	$608,802

Geographic information follows (in thousands):

	2025	2024	2023
Net Sales (based on customer location)
United States	$1,169,881	$1,149,044	$1,161,607
Other countries	1,066,723	964,272	1,033,999
Total	$2,236,604	$2,113,316	$2,195,606
Long-lived Assets
United States	$600,011	$635,698
Other countries	155,053	135,958
Total	$755,064	$771,656

Sales to Major Customers. Worldwide sales to one customer in the Contractor and Industrial segments individually represented over 10 percent of the Company’s consolidated sales in 2025, 2024 and 2023.

3. Inventories

Major components of inventories were as follows (in thousands):

	2025	2024
Finished products and components	$175,684	$197,242
Products and components in various stages of completion	123,866	114,647
Raw materials and purchased components	216,559	214,902
Subtotal	516,109	526,791
Reduction to LIFO cost	(114,971)	(122,115)
Total	$401,138	$404,676

Inventories valued under the LIFO method were $148 million in 2025 and $179 million in 2024. Most other inventory was valued on the FIFO method.

In 2025, certain inventory quantities were reduced, resulting in liquidation of LIFO inventory quantities, although increases in current product costs, including tariffs, offset the impact of the decrement. The impact on net earnings was not significant.

4. Property, Plant and Equipment

Property, plant and equipment were as follows (in thousands):

	2025	2024
Land and improvements	$78,420	$73,767
Buildings and improvements	628,060	610,580
Manufacturing equipment	491,351	481,400
Office, warehouse and automotive equipment	74,870	71,901
Additions in progress	29,623	25,205
Total property, plant and equipment	1,302,324	1,262,853
Accumulated depreciation	(547,260)	(491,197)
Net property, plant and equipment	$755,064	$771,656

Depreciation expense was $77 million in 2025, $67 million in 2024 and $55 million in 2023.

5. Income Taxes

Earnings before income tax expense consist of (in thousands):

	2025	2024	2023
Domestic	$512,686	$484,088	$450,806
Foreign	128,514	105,195	157,996
Total	$641,200	$589,283	$608,802

Income tax expense consists of (in thousands):

	2025	2024	2023
Current
Federal	$81,064	$62,402	$79,732
State and local	7,177	6,256	7,282
Foreign	35,656	28,481	23,779
Current income tax expense	123,897	97,139	110,793
Deferred
Domestic	4,459	8,344	(6,919)
Foreign	(8,995)	(2,284)	(1,583)
Deferred income tax (benefit) expense	(4,536)	6,060	(8,502)
Total	$119,361	$103,199	$102,291

In the current year, we adopted a new income tax disclosure accounting standard. The disclosure was retrospectively applied to all periods presented.

Income taxes paid were as follows (in thousands):

	2025	2024	2023
Federal	$76,000	$68,000	$65,000
State	5,921	6,665	7,112
Foreign	29,370	29,569	39,174
Total	$111,291	$104,234	$111,286

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Foreign	2025	2024	2023
Belgium	*	*	$8,732
China	*	*	$7,806
Switzerland	*	*	$6,230
*Jurisdiction below the threshold for the period presented.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows (dollars in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory tax rate	$134,652	21.0%	$123,750	21.0%	$127,848	21.0%
State taxes, net of federal effect	6,285	1.0	5,756	1.0	5,897	1.0
Tax effect of international operations	(326)	(0.1)	4,106	0.7	(5,204)	(0.9)
Cross-border tax law effects
Foreign-derived intangible income	(10,842)	(1.7)	(10,523)	(1.8)	(13,068)	(2.1)
Other	996	0.2	1,589	0.3	(523)	(0.1)
Tax credits	(4,150)	(0.7)	(4,972)	(0.8)	(4,781)	(0.8)
Nontaxable or nondeductible items
Share-based payment awards	(6,068)	(0.9)	(14,888)	(2.5)	(10,315)	(1.7)
Other	(1,186)	(0.2)	(1,619)	(0.4)	2,437	0.4
Effective tax rate	$119,361	18.6%	$103,199	17.5%	$102,291	16.8%

Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. The deferred tax (liabilities) assets resulting from these differences were as follows (in thousands):

	2025	2024
Inventory valuations	$5,605	$3,456
Accrued self-insurance retentions	1,712	1,187
Accrued warranty and service liabilities	3,545	2,392
Vacation accruals	3,718	3,409
Customer allowances	6,496	4,080
Excess of tax over book depreciation and amortization	(101,010)	(79,728)
Pension benefit obligation	87	915
Postretirement medical benefit obligation	5,001	5,002
Acquisition costs	810	442
Stock compensation	14,823	12,634
Deferred compensation	2,911	5,305
Net operating loss carryforward	3,511	—
Deferred revenue	7,073	927
Interest expenses	5,132	—
Research and development	34,985	31,543
Prepayments from foreign subsidiaries	—	13,872
Other	4,868	3,652
Net deferred tax (liabilities) assets	$(733)	$9,088

Total deferred tax assets were $36 million and $47 million, and total deferred tax liabilities were $37 million and $38 million on December 26, 2025 and December 27, 2024, respectively. The difference between the deferred income tax provision and the change in net deferred income taxes is due to the changes in other comprehensive income (loss) items and acquisition purchase accounting.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

The Company continues to assert that it will indefinitely reinvest earnings of foreign subsidiaries to support the expansion of its international business. No additional income or withholding taxes have been provided for any remaining undistributed foreign earnings, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 26, 2025, the amount of cash held outside the U.S. was not significant to the Company’s liquidity and was available to fund investments abroad.

The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. Total reserves for uncertain tax positions were not material.

6. Debt

A summary of debt follows (dollars in thousands):

	Average Interest Rate as of
	December 26, 2025	Maturity	2025	2024
Unsecured revolving credit facility	N/A	October 2029	—	—
Unsecured revolving credit facility - offshore renminbi denominated	2.74%	N/A	22,820	27,375
Long-term loan issued by Intesa Sanpaolo S.p.A.	2.18%	2026	1,624	—
Notes payable to banks	—%	2026	252	1,162
Total debt			$24,696	$28,537

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

On December 26, 2025, the Company had $845 million in lines of credit, including the $800 million in committed credit facilities described above and $45 million with foreign banks. The unused portion of committed credit lines was $777 million as of December 26, 2025. In addition, the Company has unused, uncommitted lines of credit with foreign banks totaling $37 million. Borrowing rates under these credit lines vary with the prime rate, rates on domestic certificates of deposit and other benchmark rates (e.g. SOFR, EURIBOR, HIBOR, TIBOR and RFR). The Company pays facility fees at an annual rate of up to 0.15% on certain of these lines. No compensating balances are required.

Various debt agreements require the Company to maintain certain financial ratios as to cash flow leverage and interest coverage. The Company is in compliance with all financial covenants of its debt agreements as of December 26, 2025.

Annual maturities of debt are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter
Maturities of debt	$24,696	$—	$—	$—	$—	$—

Interest paid on debt was $3 million in 2025, $3 million in 2024 and $6 million in 2023.

7. Shareholders’ Equity

At December 26, 2025, the Company had 22,549 authorized, but unissued, cumulative preferred shares, $100 par value. The Company also has authorized, but not issued, a separate class of 3 million shares of preferred stock, $1 par value.

Changes in components of accumulated other comprehensive income (loss), net of tax were (in thousands):

	Pension and Postretirement Medical	Cumulative Translation Adjustment	Total
Balance, December 30, 2022	$(39,734)	$(29,644)	$(69,378)
Other comprehensive income (loss) before reclassifications	(28,162)	25,661	(2,501)
Amounts reclassified from accumulated other comprehensive income	36,884	—	36,884
Balance, December 29, 2023	(31,012)	(3,983)	(34,995)
Other comprehensive income (loss) before reclassifications	15,098	(32,446)	(17,348)
Amounts reclassified from accumulated other comprehensive income	2,769	—	2,769
Balance, December 27, 2024	(13,145)	(36,429)	(49,574)
Other comprehensive income (loss) before reclassifications	2,636	84,429	87,065
Amounts reclassified from accumulated other comprehensive income	14	—	14
Balance, December 26, 2025	$(10,495)	$48,000	$37,505

Amounts related to pension and postretirement medical adjustments are classified to non-service components of pension cost that are included within other non-operating expenses. Included in the 2023 reclassifications were $42 million of pension settlement losses. See Note 10 for additional details regarding pension and postretirement medical plans.

8. Share-Based Awards, Purchase Plans and Compensation Cost

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

The Company has a stock appreciation plan that provides for payments of cash to eligible foreign employees based on the change in the market price of the Company’s common stock over a period of time. Compensation cost related to the stock appreciation plan was an expense of $2 million in 2025 and $2 million in 2024 and a benefit of $2 million in 2023.

Individual nonemployee directors of the Company may elect to receive, either currently or deferred, all or part of their retainer in the form of shares of the Company’s common stock instead of cash. Under this arrangement, the Company issued 8,121 shares in 2025, 9,940 shares in 2024 and 11,150 shares in 2023. The expense related to this arrangement is not significant.

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 30, 2022	10,265	$44.40	7,793	$37.22
Granted	1,114	71.45
Exercised	(1,354)	30.77
Canceled	(121)	62.75
Outstanding, December 29, 2023	9,904	49.09	7,274	41.46
Granted	925	89.23
Exercised	(1,535)	32.10
Canceled	(155)	76.03
Outstanding, December 27, 2024	9,139	55.60	6,582	47.16
Granted	1,470	84.91
Exercised	(705)	33.63
Canceled	(118)	76.88
Outstanding, December 26, 2025	9,786	$61.38	7,017	$52.94

The following table summarizes information for options outstanding and exercisable at December 26, 2025 (in thousands, except exercise prices and contractual term amounts):

	Options Outstanding			Options Exercisable
Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 20-40	1,476	0.9	$29.02	1,476	$29.02
$ 40-60	3,159	3.3	48.96	3,159	48.96
$ 60-80	2,863	6.4	71.54	2,175	71.55
$ 80-100	2,288	9.0	86.68	207	88.73
$ 20-100	9,786	5.2	$61.38	7,017	$52.94

The aggregate intrinsic value of exercisable option shares was $215 million as of December 26, 2025 with a weighted average contractual term of 3.9 years. There were approximately 9.8 million vested share options and share options expected to vest as of December 26, 2025 with an aggregate intrinsic value of $223 million, a weighted average exercise price of $61.38 and a weighted average contractual term of 5.2 years.

Information related to options exercised as follows (in thousands):

	2025	2024	2023
Cash received	$23,724	$49,566	$40,708
Aggregate intrinsic value	36,191	84,328	61,624
Tax benefit realized	7,375	17,675	12,605

Employee Stock Purchase Plan. Under the Company’s Employee Stock Purchase Plan, the purchase price of the shares is the lesser of 85 percent of the fair market value on the first day or the last day of the plan year. Under this plan, the Company issued 256,798 shares in 2025, 330,413 shares in 2024 and 322,764 shares in 2023.

Authorized Shares. In April 2019, shareholders of the Company approved the Graco Inc. 2019 Stock Incentive Plan. The Plan provides for issuance of up to 15 million shares of Graco common stock. Shares authorized for issuance under the stock option and purchase plans are shown below (in thousands):

	Total Shares Authorized	Available for Future Issuance as of December 26, 2025
Stock Incentive Plan (2019)	15,000	7,518
Employee Stock Purchase Plan (2006)	21,000	10,854
Total	36,000	18,372

Amounts available for future issuance exclude outstanding options. Options outstanding, as of December 26, 2025, include options granted under two plans that were replaced by subsequent plans. No shares are available for future grants under those plans.

Share-based Compensation. The Company recognized share-based compensation cost as follows (in thousands):

	2025	2024	2023
Share-based compensation	$34,333	$31,892	$30,229
Tax benefit	3,689	3,295	3,177
Share-based compensation, net of tax	$30,644	$28,597	$27,052

As of December 26, 2025, there was $23 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of approximately 2.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2025	2024	2023
Expected life in years	6.1	6.6	6.7
Interest rate	4.1%	4.2%	4.0%
Volatility	25.0%	26.3%	26.3%
Dividend yield	1.3%	1.1%	1.3%
Weighted average fair value per share	$24.21	$28.03	$21.76

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

	2025	2024	2023
Expected life in years	1.0	1.0	1.0
Interest rate	4.1%	4.9%	5.1%
Volatility	19.6%	24.2%	26.4%
Dividend yield	1.3%	1.1%	1.4%
Weighted average fair value per share	$19.65	$23.16	$18.04

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2025	2024	2023
Net earnings available to common shareholders	$521,839	$486,084	$506,511
Weighted average shares outstanding for basic earnings per share	166,381	168,884	168,442
Dilutive effect of stock options computed based on the treasury stock method using the average market price	2,838	3,521	3,757
Weighted average shares outstanding for diluted earnings per share	169,219	172,405	172,199
Basic earnings per share	$3.14	$2.88	$3.01
Diluted earnings per share	$3.08	$2.82	$2.94

Anti-dilutive stock options excluded from computations of diluted earnings per share totaled 2.3 million shares in 2025, 0.9 million shares in 2024 and 2.0 million shares in 2023.

10. Retirement Benefits

The Company has a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which provides retirement benefits to most U.S. employees. For all employees who choose to participate, the Company matches employee contributions at a 100 percent rate, up to 3 percent of the employee’s compensation. For employees not covered by a defined benefit plan, the Company contributed an amount equal to 2 percent of the employee’s compensation. Employer contributions totaled $11 million in 2025, $12 million in 2024 and $12 million in 2023.

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

Investment policies and strategies of the U.S. funded pension plan are based on participant demographics. As the plan covers active participants and retirees with higher benefit amounts, investments are based on a long-term view of economic growth and weighted toward equity securities. The primary goal of the plan’s investments is to ensure that the plan’s liabilities are met over time. In developing strategic asset allocation guidelines, an emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification among multiple asset classes. The plan invests primarily in domestic and international equities, fixed income securities, which include treasuries, highly-rated corporate bonds and high-yield bonds and real estate. Strategic target allocations for plan assets are 52 percent equity securities, 43 percent fixed income securities and 5 percent real estate and alternative investments.

Plan assets are held in a trust for the benefit of plan participants and are invested in various commingled funds, most of which are sponsored by the trustee. The fair values for commingled equity, fixed-income and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. Certain trustee-sponsored funds allow redemptions monthly or quarterly, with 10 days or 60 days advance notice, while most of the funds allow redemptions daily. The plan had unfunded commitments to make additional investments in certain funds totaling $2 million as of December 26, 2025 and December 27, 2024.

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

Assets of all plans by category and fair value measurement level were as follows (in thousands):

	Level	December 26, 2025	December 27, 2024
Cash and cash equivalents	1	$166	$115
Insurance contract	3	39,319	32,466
Investments categorized in fair value hierarchy		39,485	32,581
Equity	N/A	79,622	81,089
Fixed income	N/A	82,650	64,331
Real estate and other	N/A	4,612	4,545
Investments measured at net asset value		166,884	149,965
Total		$206,369	$182,546

The following table is a reconciliation of pension assets measured at fair value using level 3 inputs (in thousands):

	2025	2024
Balance, beginning of year	$32,466	$36,151
Purchases	2,709	2,331
Redemptions	(937)	(4,133)
Unrealized gains (losses)	5,081	(1,883)
Balance, end of year	$39,319	$32,466

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ending December 26, 2025 and December 27, 2024, and a statement of the funded status as of the same dates (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2025	2024	2025	2024
Change in benefit obligation
Obligation, beginning of year	$197,309	$213,575	$20,335	$22,654
Service cost	4,623	5,097	305	344
Interest cost	9,444	9,194	1,138	1,148
Actuarial loss (gain)	3,897	(19,973)	311	(2,153)
Benefit payments	(3,678)	(3,117)	(1,330)	(1,658)
Plan amendments	(189)	(285)	—	—
Settlements	—	(3,579)	—	—
Exchange rate changes	7,091	(3,603)	—	—
Obligation, end of year	$218,497	$197,309	$20,759	$20,335
Change in plan assets
Fair value, beginning of year	$182,546	$160,851	$—	$—
Actual return on assets	19,268	7,658	—	—
Employer contributions	3,571	23,216	1,330	1,658
Benefit payments	(3,678)	(3,117)	(1,330)	(1,658)
Settlements	—	(3,579)	—	—
Exchange rate changes	4,662	(2,483)	—	—
Fair value, end of year	$206,369	$182,546	$—	$—
Unfunded status	$(12,128)	$(14,763)	$(20,759)	$(20,335)

Amounts recognized in consolidated balance sheets
Non-current assets	$44,785	$37,888	$—	$—
Current liabilities	2,742	2,421	1,594	1,633
Non-current liabilities	54,171	50,230	19,165	18,702
Net	$12,128	$14,763	$20,759	$20,335

Changes in discount rates used to value pension obligations were the main drivers of actuarial losses in 2025 and gains in 2024. In 2024, the Company made a $20 million voluntary contribution to one of its U.S. qualified defined benefit plans.

The accumulated benefit obligation as of year-end for all defined benefit pension plans was $201 million for 2025 and $180 million for 2024. Information for plans with an accumulated benefit obligation in excess of plan assets follows (in thousands):

	2025	2024
Projected benefit obligation	$96,231	$85,117
Accumulated benefit obligation	90,954	80,746
Fair value of plan assets	39,318	32,466

The components of net periodic benefit cost for the plans for 2025, 2024 and 2023 were as follows (in thousands):

	Pension Benefits			Postretirement Medical Benefits
	2025	2024	2023	2025	2024	2023
Service cost-benefits earned during the period	$4,623	$5,097	$5,729	$305	$344	$348
Interest cost on projected benefit obligation	9,444	9,194	16,535	1,138	1,148	1,165
Expected return on assets	(11,642)	(10,147)	(19,141)	—	—	—
Amortization of prior service cost	(280)	(281)	36	—	—	—
Amortization of net loss	835	3,255	5,999	(272)	—	(133)
Curtailment (gain) loss	(223)	—	—	—	—	—
Settlement loss	—	346	42,169	—	—	—
Cost of pension plans which are not significant and have not adopted ASC 715	22	171	368	N/A	N/A	N/A
Net periodic benefit cost	$2,779	$7,635	$51,695	$1,171	$1,492	$1,380

Net periodic benefit cost is disaggregated between service cost presented as operating expense and other components of pension cost presented as non-operating expense. Other components of pension cost and changes in cash surrender value of insurance contracts intended to fund certain non-qualified pension and deferred compensation arrangements included in non-operating (income) expenses totaled income of $5 million in 2025, and expense of $3 million and $44 million in 2024 and 2023, respectively.

In December of 2023, the Company entered into an agreement under which approximately $147 million of pension obligations of its U.S. funded defined benefit pension plan were transferred to an insurance company. The Company recognized a non-cash pension settlement loss of approximately $42 million as a result of the transaction.

Amounts recognized in other comprehensive income (loss) in 2025 and 2024 were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2025	2024	2025	2024
Net gain (loss) arising during the period	$3,672	$17,506	$(311)	$2,153
Amortization of net loss (gain)	835	3,255	(272)	—
Prior service (cost) credit arising during the period	(42)	285	—	—
Curtailment (gain) loss	(223)	—	—	—
Settlement loss	—	346	—	—
Amortization of prior service (credit) cost	(280)	(281)	—	—
Total	$3,962	$21,111	$(583)	$2,153

Amounts included in accumulated other comprehensive income (loss) as of December 26, 2025 and December 27, 2024, that had not yet been recognized as components of net periodic benefit cost, were as follows (in thousands):

	Pension Benefits		Postretirement Medical Benefits
	2025	2024	2025	2024
Prior service cost	$1,975	$2,026	$—	$—
Net (loss) gain	(18,988)	(22,954)	3,564	4,148
Net (loss) gain before income taxes	(17,013)	(20,928)	3,564	4,148
Income taxes	3,393	4,549	(439)	(914)
Net	$(13,620)	$(16,379)	$3,125	$3,234

Assumptions used to determine the Company’s benefit obligations are shown below:

	Pension Benefits		Postretirement Medical Benefits
Weighted average assumptions	2025	2024	2025	2024
U.S. Plans
Discount rate	5.8%	5.9%	5.6%	5.8%
Rate of compensation increase	2.5%	2.5%	N/A	N/A
Non-U.S. Plans
Discount rate	1.7%	1.4%	N/A	N/A
Rate of compensation increase	2.0%	2.0%	N/A	N/A

Assumptions used to determine the Company’s net periodic benefit cost are shown below:

	Pension Benefits			Postretirement Medical Benefits
Weighted average assumptions	2025	2024	2023	2025	2024	2023
U.S. Plans
Discount rate	5.9%	5.3%	5.6%	5.8%	5.3%	5.6%
Rate of compensation increase	2.5%	2.7%	2.7%	N/A	N/A	N/A
Expected return on assets	7.3%	7.6%	7.6%	N/A	N/A	N/A
Non-U.S. Plans
Discount rate	1.4%	2.1%	0.4%	N/A	N/A	N/A
Rate of compensation increase	2.0%	1.7%	1.3%	N/A	N/A	N/A
Expected return on assets	2.2%	2.1%	1.6%	N/A	N/A	N/A

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

The Company’s U.S. retirement medical plan limits the annual cost increase that will be paid by the Company to 3 percent. In measuring the accumulated postretirement benefit obligation (APBO), the annual trend rate for health care costs was assumed to be 8.0 percent for 2026, decreasing each year to a constant rate of 4.0 percent for 2050 and thereafter, subject to the plan’s annual increase limitation.

The Company expects to contribute $3 million to its unfunded pension plans and $2 million to the postretirement medical plan in 2026. The Company will not be required to make contributions to the funded pension plan under minimum funding requirements for 2026. Estimated future benefit payments are as follows (in thousands):

	Pension Benefits	Postretirement Medical Benefits
2026	$8,539	$1,594
2027	10,328	1,593
2028	10,584	1,562
2029	12,104	1,534
2030	11,502	1,508
Years 2031-2035	73,575	7,436

11. Commitments and Contingencies

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
Supplemental information related to the Company's lease activities were as follows (in thousands):

	2025	2024
Operating lease expense	$12,243	$10,464
Operating lease payments	11,330	9,752
Non-cash additions to operating lease assets	6,395	511

Additional information related to operating leases were as follows:

	2025	2024
Weighted average remaining lease term (years)	3.2	2.2
Weighted average discount rate	4.96%	3.76%

Variable lease costs and short-term lease costs were not significant for the twelve months ended December 26, 2025 and December 27, 2024.

As of December 26, 2025, future maturities of operating lease liabilities were as follows (in thousands):

2026	$8,769
2027	9,491
2028	5,616
2029	2,906
2030	1,382
Thereafter	1,621
Total lease payments	$29,785
Present value adjustment	(2,885)
Operating lease liabilities	$26,900

Other Commitments. The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business totaling approximately $108 million at December 26, 2025. The Company also has commitments with certain suppliers to purchase minimum quantities, and under the terms of certain agreements, the Company is committed for certain portions of the supplier’s inventory. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year. The Company estimates that the maximum commitment amount under such agreements does not exceed $68 million.

The Company enters into contracts with vendors to receive services. Commitments under these service contracts with non-cancelable terms of more than one year totaled $18 million in 2026, $14 million in 2027, $8 million in 2028 and $4 million thereafter.

In addition, the Company could be obligated to perform under standby letters of credit totaling $2 million at December 26, 2025. The Company has also guaranteed the debt of its subsidiaries for up to $8 million. All debt of subsidiaries is reflected in the consolidated balance sheets.

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

12. Acquisitions

On November 4, 2024, the Company acquired Corob S.p.A. ("Corob") for €230 million in cash, subject to normal post-closing purchase price adjustments, with up to €30 million in additional contingent consideration. The contingent consideration is related to the sellers' eligibility to receive cash earn out payments, calculated based on qualified revenue performance metrics for two individual twelve-month periods. The earn out payments are capped at €15.0 million for both periods. The first twelve-month performance period did not result in an earn-out payment.

The purchase price allocation was completed in the fourth quarter of 2025. Measurement period adjustments related to the finalization of income taxes resulted in a $3 million decrease in goodwill and deferred income taxes, net. The adjustments were recorded retrospectively, and prior period financial information has been revised accordingly.

The total purchase consideration consisted of the following (in thousands):

Cash paid	$276,188
Contingent consideration	14,498
Total purchase consideration	$290,686

Purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$30,899
Accounts receivable	28,120
Inventories	26,119
Other current assets	18,515
Property, plant and equipment	16,619
Other non-current assets	5,854
Identifiable intangible assets	131,240
Goodwill	123,817
Current liabilities	(52,968)
Deferred income taxes, net	(30,039)
Other non-current liabilities	(7,490)
Total net assets acquired	$290,686

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

The fair values of the trade name and developed technology acquired in the acquisition were determined using a relief-from-royalty method, and customer relationships and backlog acquired were determined using an excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy described in Note 1.

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

In the third quarter of 2025, the Company completed the acquisition of Color Service s.r.l for approximately $77 million of purchase consideration, and its results have been included within the Powder Division in the Industrial Segment.

In the fourth quarter of 2025, the Company completed the acquisition of Red Devil Equipment Company, known in the market as Radia, for approximately $74 million of purchase consideration, and its results have been included with the Contractor Division and Segment.

The Company completed another acquisition in 2024 that was not material to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting is effective as of December 26, 2025.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graco Inc. and subsidiaries (the “Company”) as of December 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 26, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 17, 2026

Item 9B. Other Information

During the three months ended December 26, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the heading “Information About Our Executive Officers” in Part I of this Form 10-K and the information under the heading “Board of Directors” in our Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be held on April 24, 2026 (the “Proxy Statement”), is incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the headings “Director Compensation” and “Executive Compensation” (other than under the subheading "Pay Versus Performance") in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Related Person Transaction Approval Policy,” “Director Independence” and "Committees of the Board of Directors" in the Proxy Statement is incorporated herein by reference.

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

(3)	Management Contract, Compensatory Plan or Arrangement. (See Exhibit Index)	68
	Those entries marked by an asterisk are Management Contracts, Compensatory Plans or Arrangements.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

4.1	Description of Our Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s 2019 Annual Report on Form 10-K.)

*10.1	Graco Inc. Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed September 19, 2019.)

*10.2	Graco Inc. 2015 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 11, 2015.)

*10.3	Graco Inc. Amended and Restated 2019 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 13, 2024.)

*10.4
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

*10.5
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

*10.6
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

*10.7
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

*10.13
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to nonemployee directors under the Graco Inc. 2019 Stock Incentive Plan commencing in 2025. (Incorporated by reference to Exhibit 10.16 to the Company’s 2024 Annual Report on Form 10-K.)

*10.14
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to executive officers under the Graco Inc. 2019 Stock Incentive Plan commencing in 2025. (Incorporated by reference to Exhibit 10.17 to the Company’s 2024 Annual Report on Form 10-K.)

*10.15
Stock Option Agreement. Form of agreement used for award of non-incentive stock options to Chief Executive Officer under the Graco Inc. 2019 Stock Incentive Plan commencing in 2025. (Incorporated by reference to Exhibit 10.18 to the Company’s 2024 Annual Report on Form 10-K.)

*10.16	Nonemployee Director Stock and Deferred Stock Program (2019 Restatement). (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the thirteen weeks ended June 28, 2019.)

*10.17
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

*10.18
Executive Group Long-Term Disability Policy as revised in 1995. (Incorporated by reference to Exhibit 10.23 to the Company’s 2004 Annual Report on Form 10-K.) Enhanced by Supplemental Income Protection Plan in 2004. (Incorporated by reference to Exhibit 10.28 to the Company’s 2007 Annual Report on Form 10-K.)

10.19
Amended and Restated Credit Agreement, dated March 25, 2021, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 26, 2021.)

10.20
Amendment No. 1 to Amended and Restated Credit Agreement, dated May 23, 2023, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed May 23, 2023.)

10.21
Amendment No. 2 to Amended and Restated Credit Agreement, dated June 8, 2023, among Graco Inc., the borrowing subsidiaries from time to time party thereto, the banks from time to time party thereto and U.S. Bank National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed June 8, 2023.)

10.22
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

11	Statement of Computation of Earnings per share included in Note 9 on page 56

19	Insider Trading Policy Insider Trading Policy. (Incorporated by reference to Exhibit 19 to the Company’s 2024 Annual Report on Form 10-K.)

21	Subsidiaries of the Company

23	Independent Registered Public Accounting Firm’s Consent

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18, U.S.C.

97	Graco Inc. Incentive Recovery Policy (Incorporated by Reference to the Company's 2023 Annual Report on Form 10-K.)

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Graco Inc.

/s/ Mark W. Sheahan	February 17, 2026
Mark W. Sheahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark W. Sheahan	February 17, 2026
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. Lowe	February 17, 2026
David M. Lowe
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Christopher D. Knutson	February 17, 2026
Christopher D. Knutson
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer)

J. Kevin Gilligan	Director, Chairman of the Board
Heather L. Anfang	Director
Archie C. Black	Director
Eric P. Etchart	Director
Jody H. Feragen	Director
Martha A. Morfitt	Director
Mark W. Sheahan	Director
Andrea H. Simon	Director
Kevin J. Wheeler	Director

Mark W. Sheahan, by signing his name hereto, does hereby sign this document on behalf of himself and each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

/s/ Mark W. Sheahan	February 17, 2026
Mark W. Sheahan
(For himself and as attorney-in-fact)