Form 10-Q
period 2026-03-27
GRACO INC
filed 2026-04-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2026
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

165,968,177 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of April 8, 2026.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Sales	$540,144	$528,284
Cost of products sold	259,503	250,551
Gross Profit	280,641	277,733
Product development	19,974	19,375
Selling, marketing and distribution	70,019	67,211
General and administrative	52,873	47,134
Operating Earnings	137,775	144,013
Interest expense	836	713
Other (income) expense, net	(3,149)	(8,174)
Earnings Before Income Taxes	140,088	151,474
Income taxes	21,582	27,373
Net Earnings	$118,506	$124,101
Net Earnings per Common Share
Basic	$0.72	$0.74
Diluted	$0.70	$0.72
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Earnings	$118,506	$124,101
Components of other comprehensive (loss) income
Cumulative translation adjustment	(12,142)	19,903
Pension and postretirement medical liability adjustment	176	84
Income taxes - pension and postretirement medical liability adjustment	(33)	(21)
Other comprehensive (loss) income	(11,999)	19,966
Comprehensive Income	$106,507	$144,067
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 27, 2026	December 26, 2025
ASSETS
Current Assets
Cash and cash equivalents	$712,171	$624,083
Accounts receivable, less allowances of $6,500 and $6,000	390,367	393,753
Inventories	407,647	401,138
Other current assets	56,380	52,907
Total current assets	1,566,565	1,471,881
Property, Plant and Equipment, net	745,561	755,064
Goodwill	580,958	585,304
Other Intangible Assets, net	292,636	303,851
Operating Lease Assets	24,708	26,073
Deferred Income Taxes	29,001	35,975
Other Assets	95,339	96,122
Total Assets	$3,334,768	$3,274,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$26,189	$23,072
Current portion of long-term debt	1,122	1,624
Trade accounts payable	84,807	78,573
Salaries and incentives	52,589	73,420
Dividends payable	48,882	48,705
Other current liabilities	226,994	241,867
Total current liabilities	440,583	467,261
Retirement Benefits and Deferred Compensation	86,046	87,179
Operating Lease Liabilities	17,505	18,131
Deferred Income Taxes	37,481	36,708
Other Non-current Liabilities	10,755	11,060
Shareholders’ Equity
Common stock	165,907	165,150
Additional paid-in-capital	1,039,336	994,566
Retained earnings	1,511,649	1,456,710
Accumulated other comprehensive income	25,506	37,505
Total shareholders’ equity	2,742,398	2,653,931
Total Liabilities and Shareholders’ Equity	$3,334,768	$3,274,270
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 27, 2026	March 28, 2025
Cash Flows From Operating Activities
Net Earnings	$118,506	$124,101
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	28,602	24,708
Deferred income taxes	8,324	3,200
Share-based compensation	7,549	7,353
Gain on sale of building	—	(4,737)
Change in
Accounts receivable	596	(6,258)
Inventories	(7,389)	(2,789)
Trade accounts payable	4,396	17,673
Salaries and incentives	(21,086)	(7,997)
Retirement benefits and deferred compensation	(612)	(648)
Other accrued liabilities	(9,692)	(23,243)
Other	(8,946)	(5,947)
Net cash provided by operating activities	120,248	125,416
Cash Flows From Investing Activities
Property, plant and equipment additions	(12,141)	(10,597)
Proceeds from sale of building	—	10,749
Acquisition of businesses, net of cash acquired	—	(10,454)
Other	81	(184)
Net cash used in investing activities	(12,060)	(10,486)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	2,792	(1,075)
Payments on long-term debt and lines of credit	(476)	—
Common stock issued	47,350	31,574
Common stock repurchased	(11,755)	(238,089)
Taxes paid related to net share settlement of equity awards	(7,492)	(3,907)
Cash dividends paid	(48,767)	(46,586)
Net cash used in financing activities	(18,348)	(258,083)
Effect of exchange rate changes on cash	(1,752)	3,955
Net increase (decrease) in cash and cash equivalents	88,088	(139,198)
Cash and Cash Equivalents
Beginning of year	624,083	675,336
End of period	$712,171	$536,138
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Three Months Ended March 27, 2026
Balance, December 26, 2025	$165,150	$994,566	$1,456,710	$37,505	$2,653,931
Shares issued	946	39,454	—	—	40,400
Shares repurchased	(189)	(1,141)	(14,625)	—	(15,955)
Stock compensation cost	—	6,999	—	—	6,999
Restricted stock issued	—	(542)	—	—	(542)
Net earnings	—	—	118,506	—	118,506
Dividends declared ($0.295 per share)	—	—	(48,942)	—	(48,942)
Other comprehensive loss	—	—	—	(11,999)	(11,999)
Balance, March 27, 2026	$165,907	$1,039,336	$1,511,649	$25,506	$2,742,398

Three Months Ended March 28, 2025
Balance, December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
Shares issued	622	27,045	—	—	27,667
Shares repurchased	(2,798)	(15,774)	(219,517)	—	(238,089)
Stock compensation cost	—	6,333	—	—	6,333
Net earnings	—	—	124,101	—	124,101
Dividends declared ($0.275 per share)	—	—	(46,393)	—	(46,393)
Other comprehensive income	—	—	—	19,966	19,966
Balance, March 28, 2025	$167,218	$972,655	$1,367,455	$(29,608)	$2,477,720
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Preparation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of March 27, 2026 and the related statements of earnings, comprehensive income and shareholders' equity for the three months ended March 27, 2026 and March 28, 2025, and cash flows for the three months ended March 27, 2026 and March 28, 2025 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 2026, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2025 (the "2025 Annual Report").

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2. Segment Information

The Company classifies its business into three reportable segments: Contractor, Industrial and Expansion Markets.

Segment information follows (in thousands):

	Three Months Ended
	March 27, 2026	March 28, 2025
Contractor
Net Sales	$259,981	$255,032
Cost of products sold	133,643	131,883
Gross Profit	126,338	123,149
Operating expenses	64,103	61,219
Contractor Operating Earnings	$62,235	$61,930

Industrial
Net Sales	$240,412	$231,653
Cost of products sold	104,637	96,824
Gross Profit	135,775	134,829
Operating expenses	59,968	55,234
Industrial Operating Earnings	$75,807	$79,595

Expansion Markets
Net Sales	$39,751	$41,599
Cost of products sold	19,172	20,163
Gross Profit	20,579	21,436
Operating expenses	10,935	11,371
Expansion Markets Operating Earnings	$9,644	$10,065

Reportable Segment Operating Earnings Total	$147,686	$151,590
Unallocated corporate expense	9,911	7,577
Operating Earnings	137,775	144,013
Interest expense	836	713
Other (income) expense, net	(3,149)	(8,174)
Earnings Before Income Taxes	$140,088	$151,474

Geographic information follows (in thousands):

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Sales (based on customer location)
United States	$291,197	$282,557
Other countries	248,947	245,727
Total	$540,144	$528,284

	March 27, 2026	December 26, 2025
Long-lived Assets
United States	$592,718	$600,011
Other countries	152,843	155,053
Total	$745,561	$755,064

3. Inventories

Major components of inventories were as follows (in thousands):

	March 27, 2026	December 26, 2025
Finished products and components	$181,081	$175,684
Products and components in various stages of completion	133,070	123,866
Raw materials and purchased components	211,302	216,559
Subtotal	525,453	516,109
Reduction to LIFO cost	(117,806)	(114,971)
Total	$407,647	$401,138

4. Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2025	9,786	$61.38	7,017	$52.94
Granted	921	93.43
Exercised	(804)	38.94
Canceled	(37)	82.49
Outstanding, March 27, 2026	9,866	$66.07	7,054	$57.48

The Company recognized year-to-date share-based compensation of $8 million in 2026 and $7 million in 2025. As of March 27, 2026, there was $42 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 3.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 27, 2026	March 28, 2025
Expected life in years	6.7	6.6
Interest rate	3.8%	4.4%
Volatility	24.8%	26.2%
Dividend yield	1.3%	1.3%
Weighted average fair value per share	$27.20	$26.80

Under the Company’s Employee Stock Purchase Plan, the Company issued 235,000 shares in 2026 and 246,000 shares in 2025. The fair value of the employees’ purchase rights under this plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Three Months Ended
	March 27, 2026	March 28, 2025
Expected life in years	1.0	1.0
Interest rate	3.5%	4.1%
Volatility	20.6%	19.6%
Dividend yield	1.2%	1.3%
Weighted average fair value per share	$25.69	$19.65

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2026	March 28, 2025
Net earnings available to common shareholders	$118,506	$124,101
Weighted average shares outstanding for basic earnings per share	165,632	168,560
Dilutive effect of stock options computed using the treasury stock method and the average market price	2,702	3,021
Weighted average shares outstanding for diluted earnings per share	168,334	171,581
Basic earnings per share	$0.72	$0.74
Diluted earnings per share	$0.70	$0.72

Anti-dilutive shares not included in diluted earnings per share computation	2,591	1,860

6. Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended
	March 27, 2026	March 28, 2025
Pension Benefits
Service cost	$1,166	$1,253
Interest cost	2,648	2,143
Expected return on assets	(3,275)	(2,903)
Amortization and other	(78)	164
Net periodic benefit cost	$461	$657
Postretirement Medical
Service cost	$75	$75
Interest cost	225	200
Net periodic benefit cost	$300	$275

7. Receivables and Credit Losses

Accounts receivable includes trade receivables of $372 million and other receivables of $18 million as of March 27, 2026 and $376 million and $18 million of trade receivables and other receivables, respectively, as of December 26, 2025.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended
	March 27, 2026	March 28, 2025
Balance, beginning	$5,264	$4,973
Additions charged to costs and expenses	644	231
Deductions from reserves (1)	(297)	(2)
Other (deductions) additions (2)	(6)	158
Balance, ending	$5,605	$5,360

(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8. Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of March 27, 2026
Cost	$201,562	$40,271	$4,786	$107,034	$353,653
Accumulated amortization	(60,190)	(8,109)	(2,663)	—	(70,962)
Foreign currency translation	1,745	1,352	19	6,829	9,945
Book value	$143,117	$33,514	$2,142	$113,863	$292,636
Weighted average life in years	14	10	3	N/A

As of December 26, 2025
Cost	$316,962	$44,304	$4,786	$107,034	$473,086
Accumulated amortization	(165,150)	(10,649)	(2,027)	—	(177,826)
Foreign currency translation	(877)	1,464	54	7,950	8,591
Book value	$150,935	$35,119	$2,813	$114,984	$303,851
Weighted average life in years	13	10	2	N/A

Amortization of intangibles for the year to date was $8 million in 2026 and $7 million in 2025. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Thereafter
Estimated Amortization Expense	$17,068	$19,671	$17,551	$16,954	$16,176	$91,353

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 26, 2025	$238,575	$275,263	$71,466	$585,304
Adjustments from business acquisitions	(170)	254	—	84
Foreign currency translation	(2,744)	(1,686)	—	(4,430)
Balance, March 27, 2026	$235,661	$273,831	$71,466	$580,958

9. Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	March 27, 2026	December 26, 2025
Accrued self-insurance retentions	$8,044	$8,013
Accrued warranty and service liabilities	20,954	21,103
Accrued trade promotions	6,522	7,511
Payable for employee stock purchases	4,471	15,546
Customer advances and deferred revenue	91,669	93,995
Income taxes payable	21,554	15,493
Tax payable, other	17,563	14,693
Right of return refund liability	14,440	15,055
Operating lease liabilities, current	8,074	8,769
Other	33,703	41,689
Total	$226,994	$241,867

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 26, 2025	$21,103
Charged to expense	2,273
Margin on parts sales reversed	962
Reductions for claims settled	(3,384)
Balance, March 27, 2026	$20,954

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three months ended March 27, 2026, we recognized $35 million that was included in deferred revenue at December 26, 2025. During the three months ended March 28, 2025, we recognized $30 million that was included in deferred revenue at December 27, 2024.

10. Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	March 27, 2026	December 26, 2025
Assets
Cash surrender value of life insurance	2	$27,682	$28,893
Forward exchange contracts	2	118	—
Total assets at fair value		$27,800	$28,893
Liabilities
Contingent consideration	3	$1,617	$1,649
Deferred compensation	2	8,357	8,336
Forward exchange contracts	2	—	268
Total liabilities at fair value		$9,974	$10,253

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

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended
	Mar 27, 2026	Mar 28, 2025	% Change
Net Sales	$540.1	$528.3	2%
Operating Earnings	137.8	144.0	(4)%
Net Earnings	118.5	124.1	(5)%
Net Earnings, adjusted (1)	111.8	120.5	(7)%
Diluted Net Earnings per Common Share	$0.70	$0.72	(3)%
Diluted Net Earnings per Common Share, adjusted (1)	$0.66	$0.70	(6)%
(1) See below for a reconciliation of adjusted non-GAAP financial measures to GAAP.
Net sales for the first quarter increased 2 percent, with 5 percentage points of sales growth from acquired operations and 3 percentage points of sales growth from the effects of changes in currency translation rates. Sales growth for the quarter was partially offset by a 6 percentage point organic decline.
The gross margin rate was lower than the first quarter last year, primarily due to unfavorable product and channel mix and lower margin rates of acquired operations. Price realization was able to mostly offset the impact of incremental tariffs of $7 million.
Operating expenses increased 7 percent, including 4 percentage points from acquired operations and 3 percentage points from the effects of currency translation.
Operating earnings decreased 4 percent, due to a lower gross margin rate and increased expenses.
Net earnings decreased 5 percent for the first quarter. Adjusted net earnings decreased 7 percent, driven by lower operating earnings and a prior year gain from the sale of a former manufacturing and distribution facility in Switzerland that did not repeat.
Excluding the impact of excess tax benefits from stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of earnings before income taxes, income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended
	March 27, 2026	March 28, 2025
Earnings before income taxes	$140.1	$151.5

Income taxes, as reported	$21.6	$27.4
Excess tax benefit from option exercises	6.7	3.6
Income taxes, adjusted	$28.3	$31.0

Effective income tax rate
As reported	15.4%	18.1%
Adjusted	20.2%	20.5%

Net Earnings, as reported	$118.5	$124.1
Excess tax benefit from option exercises	(6.7)	(3.6)
Net Earnings, adjusted	$111.8	$120.5

Weighted Average Diluted Shares	168.3	171.6
Diluted Earnings per Share
As reported	$0.70	$0.72
Adjusted	$0.66	$0.70

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Sales	100.0%	100.0%
Cost of products sold	48.0	47.4
Gross Profit	52.0	52.6
Product development	3.7	3.7
Selling, marketing and distribution	13.0	12.7
General and administrative	9.8	8.9
Operating Earnings	25.5	27.3
Interest expense	0.2	0.1
Other (income) expense, net	(0.6)	(1.5)
Earnings Before Income Taxes	25.9	28.7
Income taxes	4.0	5.2
Net Earnings	21.9%	23.5%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended
	March 27, 2026	March 28, 2025
Americas(1)	$334.4	$323.2
EMEA(2)	125.6	121.0
Asia Pacific	80.1	84.1
Consolidated	$540.1	$528.3
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	4%	0%	3%
EMEA	(14)%	9%	9%	4%
Asia Pacific	(8)%	0%	3%	(5)%
Consolidated	(6)%	5%	3%	2%

Gross Profit

The first quarter gross margin rate was lower than the first quarter last year, primarily due to unfavorable product and channel mix and lower margin rates of acquired operations. Price realization was able to mostly offset the impact of incremental tariffs of $7 million.

Operating Expenses

Total operating expenses for the first quarter increased $9 million (7 percent) compared to the same period last year, including approximately $5 million (4 percentage points) from acquired operations and $4 million (3 percentage points) from the effects of currency translation.

Other (Income) Expense

Other non-operating income for the first quarter decreased $5 million compared to the same period last year due to a prior year gain from the sale of a former manufacturing and distribution facility in Switzerland that did not repeat.
Income Taxes

The effective income tax rate was 15 percent for the quarter, down approximately 3 percentage points from the first quarter last year. The decrease was due primarily to an increase in excess tax benefits related to stock option exercises.
Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Sales
Americas	$180.9	$175.9
EMEA	56.2	54.5
Asia Pacific	22.9	24.6
Total	$260.0	$255.0
Operating earnings as a percentage of net sales	24%	24%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(2)%	4%	1%	3%
EMEA	(6)%	0%	9%	3%
Asia Pacific	(12)%	0%	5%	(7)%
Segment Total	(4)%	3%	3%	2%

Contractor segment net sales increased 2 percent for the first quarter compared to the same period last year. Incremental sales from acquired operations and favorable changes in currency translation rates were partially offset by continued weakness in the worldwide construction markets. The operating margin rate was flat as price realization offset higher product costs, including increased tariff costs of $4 million.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Sales
Americas	$131.4	$121.2
EMEA	62.7	59.4
Asia Pacific	46.3	51.1
Total	$240.4	$231.7
Operating earnings as a percentage of net sales	32%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	1%	6%	1%	8%
EMEA	(22)%	18%	10%	6%
Asia Pacific	(12)%	1%	2%	(9)%
Segment Total	(8)%	8%	4%	4%

Industrial segment sales growth for the first quarter included $20 million (8 percentage points) from acquired operations, which more than offset the impact of the timing of finishing system sales and other project activity compared to the first quarter last year. Higher product costs, including increased tariff costs of $3 million, and unfavorable product and channel mix drove a 2 percentage point decline in the operating margin rate for the quarter.

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	Three Months Ended
	March 27, 2026	March 28, 2025
Net Sales
Americas	$22.1	$26.0
EMEA	6.8	7.1
Asia Pacific	10.8	8.5
Total	$39.7	$41.6
Operating earnings as a percentage of net sales	24%	24%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	Three Months
	Volume and Price	Acquisitions	Currency	Total
Americas	(15)%	0%	0%	(15)%
EMEA	(6)%	0%	2%	(4)%
Asia Pacific	28%	0%	0%	28%
Segment Total	(5)%	0%	1%	(4)%

Net sales for the first quarter in the Expansion Markets segment decreased 4 percent, primarily due to lower semiconductor application sales in the Americas. The decline in sales volume was offset by lower expenses and an improved gross margin rate, resulting in an operating margin rate that was comparable to the same period last year.

Liquidity and Capital Resources

Net cash provided by operating activities of $120 million in the first quarter of 2026 decreased $5 million compared to the same period last year, mostly due to higher performance-based incentive payouts. Significant uses of cash in the first three months of 2026 included dividend payments of $49 million and plant and equipment additions of $12 million. Net proceeds from shares issued in 2026 totaled $40 million, which was partially offset by share repurchases of $12 million.

For the first three months of 2025, significant uses of cash included share repurchases of $238 million (partially offset by $28 million from shares issued) and dividend payments of $47 million.

As of March 27, 2026, the Company had available liquidity of $1,485 million, including cash and cash equivalents of $712 million, of which $223 million was held outside of the U.S., and available credit under existing committed credit facilities of $773 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, potential future acquisitions and operating requirements. Capital expenditures for 2026 are expected to be approximately $100 million. The Company may make opportunistic share repurchases going forward.

Outlook
Incoming order activity and end market demand trends support the Company's 2026 outlook of low single-digit sales growth on an organic constant-currency basis and mid-single-digit growth including the expected incremental sales from acquisitions.

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

Future results could differ materially from those expressed, due to the impact of changes in various factors. These risk factors include, but are not limited to, risks relating to the demand for our products and the level of commercial, industrial and construction activity worldwide; changes in currency translation rates; international and domestic instability; interest rate fluctuations and changes in credit markets; global sourcing of materials; inflationary cost pressures and our ability to raise prices without decreasing demand for our products; interruptions of or intrusions into our information systems; intellectual property rights; the use of generative artificial intelligence and other emerging technologies; conducting business internationally; catastrophic events; our ability to attract, develop and retain qualified personnel; public health crises; our growth strategies and acquisitions; potential goodwill impairment; our ability to compete effectively; our dependence on a few large customers; our dependence on cyclical industries; changes in laws and regulations; climate-related laws, regulations and accords; environmental, social and governance-related expectations and requirements; compliance with anti-corruption and trade laws; changes in tax or tariff rates or the adoption of new tax or tariff legislation; and costs associated with legal proceedings. Please refer to Item 1A of our 2025 Annual Report on Form 10-K and Item 1A of this Form 10-Q for a more comprehensive discussion of these and other risk factors. These reports are available on the Company’s website at www.graco.com and the Securities and Exchange Commission’s website at www.sec.gov. Shareholders, potential investors and other readers are urged to consider these factors in evaluating forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Investors should realize that factors other than those identified above and in Item 1A might prove important to the Company’s future results. It is not possible for management to identify each and every factor that may have an impact on the Company’s operations in the future as new factors can develop from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to market risk from the disclosures made in the 2025 Annual Report on Form 10-K.

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

PART IIOTHER INFORMATION

Item 1A.Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2025 Annual Report on Form 10-K.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
December 28, 2025 - January 23, 2026	4,692	$81.99	4,692	22,992,246
January 24, 2026 - February 20, 2026	—	$—	—	22,992,246
February 21, 2026 - March 27, 2026	184,728	$84.29	184,728	22,807,518

Item 5.Other Information

During the three months ended March 27, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

10.1	Form of Executive Officer Restricted Stock Until Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed March 2, 2026.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting First Quarter Earnings dated April 22, 2026.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	April 22, 2026	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2026	By:	/s/ Sanjiv Gupta
Sanjiv Gupta
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 22, 2026	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)