Form 10-Q
period 2026-06-26
GRACO INC
filed 2026-07-22
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2026
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

161,953,824 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of July 8, 2026.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Sales	$590,552	$571,806	$1,130,696	$1,100,090
Cost of products sold	273,608	272,276	533,111	522,827
Gross Profit	316,944	299,530	597,585	577,263
Product development	19,825	20,731	39,799	40,106
Selling, marketing and distribution	68,564	68,337	138,582	135,548
General and administrative	53,462	52,978	106,335	100,112
Operating Earnings	175,093	157,484	312,869	301,497
Interest expense	835	655	1,671	1,368
Other (income) expense, net	(7,196)	(1,379)	(10,345)	(9,553)
Earnings Before Income Taxes	181,454	158,208	321,543	309,682
Income taxes	36,528	30,585	58,110	57,958
Net Earnings	$144,926	$127,623	$263,433	$251,724
Net Earnings per Common Share
Basic	$0.89	$0.77	$1.60	$1.51
Diluted	$0.87	$0.76	$1.58	$1.48
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Earnings	$144,926	$127,623	$263,433	$251,724
Components of other comprehensive (loss) income
Cumulative translation adjustment	(12,869)	56,983	(25,011)	76,886
Pension and postretirement medical liability adjustment	(23)	(358)	153	(274)
Income taxes - pension and postretirement medical liability adjustment	5	78	(28)	57
Other comprehensive (loss) income	(12,887)	56,703	(24,886)	76,669
Comprehensive Income	$132,039	$184,326	$238,547	$328,393
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 26, 2026	December 26, 2025
ASSETS
Current Assets
Cash and cash equivalents	$507,575	$624,083
Accounts receivable, less allowances of $7,300 and $6,000	424,220	393,753
Inventories	393,719	401,138
Other current assets	49,036	52,907
Total current assets	1,374,550	1,471,881
Property, Plant and Equipment, net	748,505	755,064
Goodwill	575,675	585,304
Other Intangible Assets, net	283,456	303,851
Operating Lease Assets	22,750	26,073
Deferred Income Taxes	26,849	35,975
Other Assets	98,668	96,122
Total Assets	$3,130,453	$3,274,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$28,128	$23,072
Current portion of long-term debt	1,104	1,624
Trade accounts payable	101,787	78,573
Salaries and incentives	56,660	73,420
Dividends payable	47,820	48,705
Other current liabilities	223,853	241,867
Total current liabilities	459,352	467,261
Retirement Benefits and Deferred Compensation	85,610	87,179
Operating Lease Liabilities	15,998	18,131
Deferred Income Taxes	36,237	36,708
Other Non-current Liabilities	10,568	11,060
Shareholders’ Equity
Common stock	161,948	165,150
Additional paid-in-capital	1,026,376	994,566
Retained earnings	1,321,745	1,456,710
Accumulated other comprehensive income	12,619	37,505
Total shareholders’ equity	2,522,688	2,653,931
Total Liabilities and Shareholders’ Equity	$3,130,453	$3,274,270
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 26, 2026	June 27, 2025
Cash Flows From Operating Activities
Net Earnings	$263,433	$251,724
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	51,643	51,844
Deferred income taxes	9,769	7,392
Share-based compensation	15,569	16,594
Gain on sale of building	—	(4,737)
Change in
Accounts receivable	(35,138)	(9,377)
Inventories	3,652	10,983
Trade accounts payable	19,256	17,480
Salaries and incentives	(16,925)	(3,190)
Retirement benefits and deferred compensation	(665)	(983)
Other accrued liabilities	(7,198)	(36,362)
Other	(5,431)	6,735
Net cash provided by operating activities	297,965	308,103
Cash Flows From Investing Activities
Property, plant and equipment additions	(28,516)	(30,187)
Proceeds from sale of building	—	10,840
Acquisition of businesses, net of cash acquired	—	(10,454)
Other	(57)	(881)
Net cash used in investing activities	(28,573)	(30,682)
Cash Flows From Financing Activities
Borrowings (payments) on short-term lines of credit, net	4,344	(930)
Payments on long-term debt and lines of credit	(476)	—
Common stock issued	50,854	29,318
Common stock repurchased	(331,134)	(360,952)
Taxes paid related to net share settlement of equity awards	(7,492)	(3,833)
Cash dividends paid	(97,665)	(92,195)
Net cash used in financing activities	(381,569)	(428,592)
Effect of exchange rate changes on cash	(4,331)	10,756
Net decrease in cash and cash equivalents	(116,508)	(140,415)
Cash and Cash Equivalents
Beginning of year	624,083	675,336
End of period	$507,575	$534,921
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended June 26, 2026
Balance, March 27, 2026	$165,907	$1,039,336	$1,511,649	$25,506	$2,742,398
Shares issued	55	4,859	—	—	4,914
Shares repurchased	(4,014)	(24,171)	(286,994)	—	(315,179)
Stock compensation cost	—	7,762	—	—	7,762
Restricted stock issued	—	(1,410)	—	—	(1,410)
Net earnings	—	—	144,926	—	144,926
Dividends declared ($0.295 per share)	—	—	(47,836)	—	(47,836)
Other comprehensive loss	—	—	—	(12,887)	(12,887)
Balance, June 26, 2026	$161,948	$1,026,376	$1,321,745	$12,619	$2,522,688

Six Months Ended June 26, 2026
Balance, December 26, 2025	$165,150	$994,566	$1,456,710	$37,505	$2,653,931
Shares issued	1,001	44,314	—	—	45,315
Shares repurchased	(4,203)	(25,312)	(301,619)	—	(331,134)
Stock compensation cost	—	14,761	—	—	14,761
Restricted stock issued	—	(1,953)	—	—	(1,953)
Net earnings	—	—	263,433	—	263,433
Dividends declared ($0.590 per share)	—	—	(96,779)	—	(96,779)
Other comprehensive loss	—	—	—	(24,886)	(24,886)
Balance, June 26, 2026	$161,948	$1,026,376	$1,321,745	$12,619	$2,522,688

Three Months Ended June 27, 2025
Balance, March 28, 2025	$167,218	$972,655	$1,367,455	$(29,608)	$2,477,720
Shares issued	5	(2,187)	—	—	(2,182)
Shares repurchased	(1,586)	(8,940)	(112,337)	—	(122,863)
Stock compensation cost	—	8,804	—	—	8,804
Net earnings	—	—	127,623	—	127,623
Dividends declared ($0.275 per share)	—	—	(44,785)	—	(44,785)
Other comprehensive income	—	—	—	56,703	56,703
Balance, June 27, 2025	$165,637	$970,332	$1,337,956	$27,095	$2,501,020

Six Months Ended June 27, 2025
Balance, December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
Shares issued	627	24,858	—	—	25,485
Shares repurchased	(4,384)	(24,714)	(331,854)	—	(360,952)
Stock compensation cost	—	15,137	—	—	15,137
Net earnings	—	—	251,724	—	251,724
Dividends declared ($0.550 per share)	—	—	(91,178)	—	(91,178)
Other comprehensive income	—	—	—	76,669	76,669
Balance, June 27, 2025	$165,637	$970,332	$1,337,956	$27,095	$2,501,020
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Preparation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of June 26, 2026 and the related statements of earnings, comprehensive income and shareholders' equity for the three and six months ended June 26, 2026 and June 27, 2025, and cash flows for the six months ended June 26, 2026 and June 27, 2025 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 26, 2026, and the results of operations and cash flows for all periods presented.

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

2. Segment Information

The Company classifies its business into three reportable segments: Contractor, Industrial and Expansion Markets.

Segment information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Contractor
Net Sales	$299,421	$288,959	$559,403	$543,991
Cost of products sold	145,817	149,539	279,460	281,422
Gross Profit	153,604	139,420	279,943	262,569
Operating expenses	62,443	63,931	126,547	125,150
Contractor Operating Earnings	$91,161	$75,489	$153,396	$137,419

Industrial
Net Sales	$249,237	$242,277	$489,649	$473,930
Cost of products sold	104,775	101,051	209,412	197,875
Gross Profit	144,462	141,226	280,237	276,055
Operating expenses	60,116	58,854	120,084	114,088
Industrial Operating Earnings	$84,346	$82,372	$160,153	$161,967

Expansion Markets
Net Sales	$41,894	$40,570	$81,644	$82,169
Cost of products sold	21,409	19,566	40,581	39,729
Gross Profit	20,485	21,004	41,063	42,440
Operating expenses	10,997	12,175	21,932	23,546
Expansion Markets Operating Earnings	$9,488	$8,829	$19,131	$18,894

Reportable Segment Operating Earnings Total	$184,995	$166,690	$332,680	$318,280
Unallocated corporate expense	9,902	9,206	19,811	16,783
Operating Earnings	175,093	157,484	312,869	301,497
Interest expense	835	655	1,671	1,368
Other (income) expense, net	(7,196)	(1,379)	(10,345)	(9,553)
Earnings Before Income Taxes	$181,454	$158,208	$321,543	$309,682

Geographic information follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Sales (based on customer location)
United States	$323,241	$305,027	$614,438	$587,584
Other countries	267,311	266,779	516,258	512,506
Total	$590,552	$571,806	$1,130,696	$1,100,090

	June 26, 2026	December 26, 2025
Long-lived Assets
United States	$591,145	$600,011
Other countries	157,360	155,053
Total	$748,505	$755,064

3. Inventories

Major components of inventories were as follows (in thousands):

	June 26, 2026	December 26, 2025
Finished products and components	$177,656	$175,684
Products and components in various stages of completion	116,181	123,866
Raw materials and purchased components	217,796	216,559
Subtotal	511,633	516,109
Reduction to LIFO cost	(117,914)	(114,971)
Total	$393,719	$401,138

4. Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2025	9,786	$61.38	7,017	$52.94
Granted	1,000	92.86
Exercised	(839)	39.71
Canceled	(170)	81.40
Outstanding, June 26, 2026	9,777	$66.06	7,066	$57.80

The Company recognized year-to-date share-based compensation of $16 million in 2026 and $17 million in 2025. As of June 26, 2026, there was $36 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 26, 2026	June 27, 2025
Expected life in years	6.7	6.6
Interest rate	3.9%	4.4%
Volatility	24.9%	26.2%
Dividend yield	1.3%	1.3%
Weighted average fair value per share	$27.17	$26.80

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

	Six Months Ended
	June 26, 2026	June 27, 2025
Expected life in years	1.0	1.0
Interest rate	3.5%	4.1%
Volatility	20.6%	19.6%
Dividend yield	1.2%	1.3%
Weighted average fair value per share	$25.69	$19.65

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net earnings available to common shareholders	$144,926	$127,623	$263,433	$251,724
Weighted average shares outstanding for basic earnings per share	163,711	165,785	164,671	167,173
Dilutive effect of stock options computed using the treasury stock method and the average market price	2,013	2,776	2,358	2,899
Weighted average shares outstanding for diluted earnings per share	165,724	168,561	167,029	170,072
Basic earnings per share	$0.89	$0.77	$1.60	$1.51
Diluted earnings per share	$0.87	$0.76	$1.58	$1.48

Anti-dilutive shares not included in diluted earnings per share computation	3,159	1,837	3,050	3,697

6. Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Pension Benefits
Service cost	$1,166	$1,039	$2,332	$2,292
Interest cost	2,647	2,568	5,295	4,711
Expected return on assets	(3,273)	(2,904)	(6,548)	(5,807)
Amortization and other	(74)	202	(152)	366
Net periodic benefit cost	$466	$905	$927	$1,562
Postretirement Medical
Service cost	$75	$78	$150	$153
Interest cost	225	369	450	569
Amortization	—	(136)	—	(136)
Net periodic benefit cost	$300	$311	$600	$586

7. Receivables and Credit Losses

Accounts receivable includes trade receivables of $409 million and other receivables of $15 million as of June 26, 2026 and $376 million and $18 million of trade receivables and other receivables, respectively, as of December 26, 2025.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Balance, beginning	$5,605	$5,360	$5,264	$4,973
Additions (reversals) charged to costs and expenses	827	(138)	1,471	93
Deductions from reserves (1)	(22)	(3)	(319)	(5)
Other (deductions) additions (2)	(38)	112	(44)	270
Balance, ending	$6,372	$5,331	$6,372	$5,331
(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8. Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of June 26, 2026
Cost	$201,562	$40,271	$4,786	$107,034	$353,653
Accumulated amortization	(64,181)	(9,202)	(3,295)	—	(76,678)
Foreign currency translation	326	994	5	5,156	6,481
Book value	$137,707	$32,063	$1,496	$112,190	$283,456
Weighted average life in years	14	10	3	N/A

As of December 26, 2025
Cost	$316,962	$44,304	$4,786	$107,034	$473,086
Accumulated amortization	(165,150)	(10,649)	(2,027)	—	(177,826)
Foreign currency translation	(877)	1,464	54	7,950	8,591
Book value	$150,935	$35,119	$2,813	$114,984	$303,851
Weighted average life in years	13	10	2	N/A

Amortization of acquired and other intangible assets for the year to date was $14 million in 2026 and $13 million in 2025. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Thereafter
Estimated Amortization Expense	$11,277	$19,473	$17,384	$16,783	$16,010	$90,339

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 26, 2025	$238,575	$275,263	$71,466	$585,304
Adjustments from business acquisitions	(397)	254	—	(143)
Foreign currency translation	(4,897)	(4,589)	—	(9,486)
Balance, June 26, 2026	$233,281	$270,928	$71,466	$575,675

On May 20, 2026, the Company entered into a definitive agreement to acquire Valco Melton for $447 million, subject to customary adjustments. Valco Melton is a global provider of adhesive application and quality assurance systems. The acquisition is expected to be completed during the third quarter of fiscal 2026 and funded with cash on hand.

9. Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	June 26, 2026	December 26, 2025
Accrued self-insurance retentions	$7,799	$8,013
Accrued warranty and service liabilities	20,725	21,103
Accrued trade promotions	8,402	7,511
Payable for employee stock purchases	7,623	15,546
Customer advances and deferred revenue	98,406	93,995
Income taxes payable	13,495	15,493
Tax payable, other	11,774	14,693
Right of return refund liability	13,373	15,055
Operating lease liabilities, current	6,982	8,769
Other	35,274	41,689
Total	$223,853	$241,867

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 26, 2025	$21,103
Charged to expense	5,554
Margin on parts sales reversed	1,927
Reductions for claims settled	(7,859)
Balance, June 26, 2026	$20,725

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and six months ended June 26, 2026, The Company recognized $27 million and $62 million, respectively, that was included in deferred revenue at December 26, 2025. During the three and six months ended June 27, 2025, the Company recognized $17 million and $46 million, respectively, that was included in deferred revenue at December 27, 2024.

10. Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	June 26, 2026	December 26, 2025
Assets
Cash surrender value of life insurance	2	$31,076	$28,893
Forward exchange contracts	2	16	—
Total assets at fair value		$31,092	$28,893
Liabilities
Contingent consideration	3	$1,591	$1,649
Deferred compensation	2	8,840	8,336
Forward exchange contracts	2	—	268
Total liabilities at fair value		$10,431	$10,253

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

The following Management’s Discussion and Analysis reviews significant factors affecting the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements.

Tariffs

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. Court of International Trade subsequently issued orders directing the U.S. Customs and Border Protection to refund previously collected IEEPA tariffs. The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. Given the significant uncertainty involved, the Company determined to only recognize IEEPA tariff refunds upon receipt. The Company began receiving IEEPA tariff refunds during the second quarter of 2026. Through the three and six months ended June 26, 2026, the Company received $9 million in refunds, net of related surcharges.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Six Months Ended
	Jun 26, 2026	Jun 27, 2025	% Change	Jun 26, 2026	Jun 27, 2025	% Change
Net Sales	$590.6	$571.8	3%	$1,130.7	$1,100.1	3%
Operating Earnings	175.1	157.5	11%	312.9	301.5	4%
Operating Earnings, adjusted (1)	183.2	164.4	11%	329.3	315.8	4%
Net Earnings	144.9	127.6	14%	263.4	251.7	5%
Net Earnings, adjusted (1)	151.0	131.9	15%	269.2	258.0	4%
Diluted Net Earnings per Common Share	$0.87	$0.76	14%	$1.58	$1.48	7%
Diluted Net Earnings per Common Share, adjusted (1)	$0.91	$0.78	17%	$1.61	$1.52	6%
(1) Adjusted operating earnings, adjusted net earnings and adjusted diluted net earnings per common share reflect the Company's updated non-GAAP methodology. See below for additional information.

Net sales for the second quarter increased 3 percent, with 3 percentage points of sales growth from acquired operations and 1 percentage point of sales growth from the effects of favorable changes in currency translation rates. Sales growth for the quarter was partially offset by a 1 percentage point organic decline related to the timing of finishing system sales and other project activity in the Industrial segment.
Operating earnings increased 11 percent for the second quarter. Adjusted operating earnings increased 11 percent, due primarily to a higher gross margin rate driven by lower operating expenses and the receipt of $9 million in tariff refunds, net of related surcharges.
Net earnings increased 14 percent for the second quarter. Adjusted net earnings increased 15 percent, driven by higher operating earnings and $5 million in lower exchange losses on net assets of foreign operations.

Beginning in the second quarter of 2026, the Company updated its non-GAAP adjusted measurements to exclude acquisition costs and amortization of acquired intangible assets. The Company excludes acquisition costs and amortization of acquired intangible assets to provide a consistent comparison of operating results across reporting periods. While the Company has a history of acquisition activity, the Company's acquisitions do not occur on a predictable cycle, and transactions vary in complexity, timing, size and nature. Acquisition costs include third-party legal, valuation, consulting and other incremental costs incurred in connection with acquisition activities as well as purchase accounting adjustments. Management uses these adjusted measures to evaluate operating performance and, for acquisition costs, in determining incentive compensation. These excluded items to the non-GAAP adjusted measurements provide supplemental information useful in evaluating the Company's underlying operating performance. Prior-period amounts have been recast to conform to the current presentation.

Excluding the impact of acquisition costs, amortization of acquired intangible assets, the related income tax effects of these items and excess tax benefits from stock option exercises presents a more consistent basis for comparison of financial results. A calculation of the non-GAAP adjusted measurements of operating earnings, earnings before income taxes, income taxes, effective income tax rate, net earnings and diluted earnings per share follows (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Operating earnings	$175.1	$157.5	$312.9	$301.5
Acquisition costs	2.5	0.3	3.1	1.0
Amortization of acquired intangible assets	5.6	6.6	13.3	13.3
Operating earnings, adjusted	$183.2	$164.4	$329.3	$315.8

Earnings before income taxes, as reported	$181.5	$158.2	$321.5	$309.7
Acquisition costs	2.5	0.3	3.1	1.0
Amortization of acquired intangible assets	5.6	6.6	13.3	13.3
Earnings before income taxes, adjusted	$189.6	$165.1	$337.9	$324.0

Income taxes, as reported	$36.5	$30.6	$58.1	$58.0
Tax impact of acquisition costs	0.5	0.1	0.7	0.2
Tax impact of amortization of acquired intangible assets	1.4	1.8	3.2	3.4
Excess tax benefit from option exercises	0.1	0.7	6.7	4.4
Income taxes, adjusted	$38.5	$33.2	$68.7	$66.0

Effective income tax rate
As reported	20.1%	19.3%	18.1%	18.7%
Adjusted	20.4%	20.1%	20.3%	20.4%

Net Earnings, as reported	$144.9	$127.6	$263.4	$251.7
Acquisition costs, net of tax	2.0	0.2	2.4	0.8
Amortization of acquired intangible assets, net of tax	4.2	4.8	10.1	9.9
Excess tax benefit from option exercises	(0.1)	(0.7)	(6.7)	(4.4)
Net Earnings, adjusted	$151.0	$131.9	$269.2	$258.0

Weighted Average Diluted Shares	165.7	168.6	167.0	170.1
Diluted Earnings per Share
As reported	$0.87	$0.76	$1.58	$1.48
Adjusted	$0.91	$0.78	$1.61	$1.52

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	46.3	47.6	47.1	47.5
Gross Profit	53.7	52.4	52.9	52.5
Product development	3.4	3.6	3.5	3.6
Selling, marketing and distribution	11.6	12.0	12.3	12.3
General and administrative	9.1	9.3	9.4	9.2
Operating Earnings	29.6	27.5	27.7	27.4
Interest expense	0.1	0.1	0.1	0.1
Other (income) expense, net	(1.2)	(0.2)	(0.9)	(0.9)
Earnings Before Income Taxes	30.7	27.6	28.5	28.2
Income taxes	6.2	5.3	5.1	5.3
Net Earnings	24.5%	22.3%	23.4%	22.9%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Americas(1)	$371.4	$351.9	$705.8	$675.1
EMEA(2)	127.8	129.9	253.4	250.9
Asia Pacific	91.4	90.0	171.5	174.1
Consolidated	$590.6	$571.8	$1,130.7	$1,100.1
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	1%	5%	0%	6%	(1)%	5%	1%	5%
EMEA	(4)%	0%	2%	(2)%	(9)%	5%	5%	1%
Asia Pacific	(2)%	2%	2%	2%	(5)%	1%	2%	(2)%
Consolidated	(1)%	3%	1%	3%	(3)%	4%	2%	3%

Gross Profit

The gross profit margin rate increased approximately 1 percentage point for the second quarter and was flat for the year to date from the comparable periods last year. For the quarter, price realization and the receipt of $9 million in tariff refunds, net of related surcharges, more than offset the unfavorable effects of lower margin rates from acquired operations. For the year to date, price realization and $9 million in tariff refunds, net of related surcharges, more than offset $6 million of incremental tariff costs, unfavorable product and channel mix and lower margin rates of acquired operations.

Operating Expenses

Total operating expenses decreased modestly for the second quarter and increased $9 million (3 percentage points) year to date compared to the same periods last year. Incremental expenses from acquired operations of $5 million for the quarter and $11 million for the year to date were partially offset by decreases in stock compensation, product development spending and selling, marketing and distribution expenses.

Other (Income) Expense

Other non-operating income increased by $6 million in the second quarter and $1 million for the year to date from the comparable periods last year, primarily due to lower foreign exchange losses on net assets of foreign operations of $5 million and $6 million, respectively. The year to date increase in other non-operating income was partially offset by a prior year gain of $5 million from the sale of a former manufacturing and distribution facility in Switzerland that did not repeat.

Income Taxes

The effective income tax rate was 20 percent for the second quarter and 18 percent for the year to date. Adjusted to exclude the impacts of certain non-recurring items (see Consolidated Results for Comparability), the adjusted effective income tax rate of 20 percent for both the quarter and year to date was comparable to the respective periods last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Sales
Americas	$215.0	$201.4	$395.9	$377.3
EMEA	59.9	61.1	116.1	115.6
Asia Pacific	24.5	26.5	47.4	51.1
Total	$299.4	$289.0	$559.4	$544.0
Operating earnings as a percentage of net sales	30%	26%	27%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	3%	4%	0%	7%	1%	4%	0%	5%
EMEA	(4)%	0%	2%	(2)%	(5)%	0%	5%	0%
Asia Pacific	(10)%	0%	2%	(8)%	(10)%	0%	3%	(7)%
Segment Total	0%	3%	1%	4%	(2)%	3%	2%	3%

Contractor segment net sales growth for the second quarter and year to date included $7 million and $14 million, respectively, from acquired operations. Organic sales growth in the Americas for the second quarter and year to date was broad-based, and included growth in protective coating and spray foam product categories as well as within the professional paint and home center channels. The operating margin rate for this segment increased 4 percentage points for the quarter and 2 percentage points for the year to date, primarily due to lower operating expenses and the net impact of tariff refunds and related surcharges of $5 million.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment

(dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Sales
Americas	$131.6	$126.8	$263.0	$248.0
EMEA	62.0	61.1	124.7	120.5
Asia Pacific	55.6	54.3	101.9	105.4
Total	$249.2	$242.2	$489.6	$473.9
Operating earnings as a percentage of net sales	34%	34%	33%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(4)%	7%	1%	4%	(2)%	7%	1%	6%
EMEA	(2)%	1%	2%	1%	(12)%	9%	6%	3%
Asia Pacific	(2)%	2%	2%	2%	(7)%	2%	2%	(3)%
Segment Total	(3)%	5%	1%	3%	(5)%	6%	2%	3%

Industrial segment incremental sales from acquired operations of $11 million in the second quarter and $31 million for the year to date more than offset an organic sales decline, which was primarily attributable to the timing of finishing system sales and other project-related activity compared to the respective periods last year. The operating margin rate for this segment was flat for the second quarter compared to the same period last year as an improved gross margin rate, primarily due to the second quarter net impact of tariff refunds and related surcharges of $4 million, offset the unfavorable effects of lower margin rates of acquired operations. For the year to date, the operating margin rate decreased 1 percentage point as lower operating expenses and the net impact of tariff refunds and related surcharges were unable to offset the unfavorable effects of lower margin rates of acquired operations.

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net Sales
Americas	$24.8	$23.8	$46.9	$49.8
EMEA	5.8	7.6	12.6	14.7
Asia Pacific	11.4	9.2	22.2	17.7
Total	$42.0	$40.6	$81.7	$82.2
Operating earnings as a percentage of net sales	23%	22%	23%	23%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	Three Months				Six Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	4%	0%	0%	4%	(6)%	0%	0%	(6)%
EMEA	(24)%	0%	0%	(24)%	(15)%	0%	1%	(14)%
Asia Pacific	23%	0%	0%	23%	25%	0%	0%	25%
Segment Total	3%	0%	0%	3%	(1)%	0%	0%	(1)%

Expansion Markets net sales increased 3% for the second quarter and decreased 1% year to date compared to the same periods last year. Improved order rates in the semiconductor product application drove most of the second quarter sales growth. The segment's operating margin rate increased 1 percentage point for the quarter due primarily to lower expenses. The year to date operating margin rate was flat, as lower expenses offset the impact of lower sales volume.

Liquidity and Capital Resources

Net cash provided by operating activities of $298 million in the first six months of 2026 decreased by $10 million compared to the same period last year. Increases in accounts receivable and accounts payable reflect growth in business activity in the second quarter of 2026. Significant uses of cash in the first half of 2026 included share repurchases of $331 million (partially offset by $43 million of net proceeds from shares issued), dividend payments of $98 million and plant and equipment additions of $29 million.

For the first half of 2025, significant uses of cash included share repurchases of $361 million (partially offset by $25 million from shares issued) and dividend payments of $92 million and plant and equipment additions of $30 million.

As of June 26, 2026, the Company had available liquidity of $1,279 million, including cash and cash equivalents of $508 million, of which $174 million was held outside of the U.S., and available credit under existing committed credit facilities of $771 million.

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

Outlook
Incoming order activity and end market demand trends support the Company's 2026 outlook of low single-digit sales growth on an organic constant-currency basis and mid-single-digit growth including the expected incremental sales from acquisitions. The Company estimates third quarter total company sales of $580 million to $600 million, excluding the impact of the Company's announced acquisition of Valco Melton, which is expected to close in the third quarter.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
March 28, 2026 - April 24, 2026	420,728	$82.96	420,728	22,386,790
April 25, 2026 - May 22, 2026	3,369,632	$78.25	3,369,632	19,017,158
May 23, 2026 - June 26, 2026	223,269	$74.36	223,269	18,793,889

Item 5.Other Information

During the three months ended June 26, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

10.1	Form of Executive Officer Restricted Stock Until Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed March 2, 2026.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Second Quarter Earnings dated July 22, 2026.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	July 22, 2026	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2026	By:	/s/ Sanjiv Gupta
Sanjiv Gupta
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 22, 2026	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)