Form 10-Q
period 2026-09-25
GRACO INC
filed 2026-10-21
CIK 42888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2026
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

160,375,132 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding as of October 7, 2026.

PART I     Item 1.
GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) (In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Sales	$586,385	$543,358	$1,717,081	$1,643,448
Cost of products sold	290,162	254,133	823,273	776,960
Gross Profit	296,223	289,225	893,808	866,488
Product development	20,590	20,251	60,389	60,357
Selling, marketing and distribution	71,497	68,019	210,079	203,567
General and administrative	56,019	50,295	162,354	150,407
Contingent consideration	—	(14,061)	—	(14,061)
Operating Earnings	148,117	164,721	460,986	466,218
Interest expense	793	711	2,464	2,079
Other income, net	(5,062)	(4,450)	(15,407)	(14,003)
Earnings Before Income Taxes	152,386	168,460	473,929	478,142
Income taxes	30,825	30,832	88,935	88,790
Net Earnings	$121,561	$137,628	$384,994	$389,352
Net Earnings per Common Share
Basic	$0.75	$0.83	$2.36	$2.34
Diluted	$0.75	$0.82	$2.32	$2.30
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Earnings	$121,561	$137,628	$384,994	$389,352
Components of other comprehensive (loss) income
Cumulative translation adjustment	(4,736)	1,501	(29,747)	78,387
Pension and postretirement medical liability adjustment	311	808	464	534
Income taxes - pension and postretirement medical liability adjustment	(86)	(235)	(114)	(178)
Other comprehensive (loss) income	(4,511)	2,074	(29,397)	78,743
Comprehensive Income	$117,050	$139,702	$355,597	$468,095
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 25, 2026	December 26, 2025
ASSETS
Current Assets
Cash and cash equivalents	$139,818	$624,083
Accounts receivable, less allowances of $6,700 and $6,000	446,144	393,753
Inventories	463,829	401,138
Other current assets	63,813	52,907
Total current assets	1,113,604	1,471,881
Property, Plant and Equipment, net	769,584	755,064
Goodwill	793,764	585,304
Other Intangible Assets, net	434,292	303,851
Operating Lease Assets	29,688	26,073
Deferred Income Taxes	21,749	35,975
Other Assets	100,355	96,122
Total Assets	$3,263,036	$3,274,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$29,979	$23,072
Current portion of long-term debt	677	1,624
Trade accounts payable	138,080	78,573
Salaries and incentives	65,809	73,420
Dividends payable	47,348	48,705
Other current liabilities	242,163	241,867
Total current liabilities	524,056	467,261
Long-term Debt	103,802	—
Retirement Benefits and Deferred Compensation	82,505	87,179
Operating Lease Liabilities	21,089	18,131
Deferred Income Taxes	48,087	36,708
Other Non-current Liabilities	13,642	11,060
Shareholders’ Equity
Common stock	160,368	165,150
Additional paid-in-capital	1,025,281	994,566
Retained earnings	1,276,098	1,456,710
Accumulated other comprehensive income	8,108	37,505
Total shareholders’ equity	2,469,855	2,653,931
Total Liabilities and Shareholders’ Equity	$3,263,036	$3,274,270
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 25, 2026	September 26, 2025
Cash Flows From Operating Activities
Net Earnings	$384,994	$389,352
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	77,629	75,744
Deferred income taxes	13,839	4,692
Share-based compensation	23,553	24,495
Gain on sale of building	—	(4,737)
Contingent consideration	—	(14,061)
Change in
Accounts receivable	(27,112)	(6,470)
Inventories	2,955	19,671
Trade accounts payable	23,942	11,952
Salaries and incentives	(11,094)	2,146
Retirement benefits and deferred compensation	(3,383)	(769)
Other accrued liabilities	(12,149)	(14,024)
Other	(9,735)	(729)
Net cash provided by operating activities	463,439	487,262
Cash Flows From Investing Activities
Property, plant and equipment additions	(47,649)	(33,646)
Proceeds from sale of building	—	11,182
Acquisition of businesses, net of cash acquired	(436,313)	(70,107)
Other	(566)	(2,215)
Net cash used in investing activities	(484,528)	(94,786)
Cash Flows From Financing Activities
Borrowings on short-term lines of credit	5,818	5,912
Borrowings on long-term lines of credit	219,000	—
Payments on long-term debt and lines of credit	(118,808)	—
Common stock issued	52,614	35,618
Common stock repurchased	(462,902)	(360,952)
Taxes paid related to net share settlement of equity awards	(7,608)	(3,833)
Cash dividends paid	(145,346)	(137,764)
Net cash used in financing activities	(457,232)	(461,019)
Effect of exchange rate changes on cash	(5,944)	11,869
Net decrease in cash and cash equivalents	(484,265)	(56,674)
Cash and Cash Equivalents
Beginning of year	624,083	675,336
End of period	$139,818	$618,662
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended September 25, 2026
Balance, June 26, 2026	$161,948	$1,026,376	$1,321,745	$12,619	$2,522,688
Shares issued	96	1,548	—	—	1,644
Shares repurchased	(1,676)	(10,094)	(119,999)	—	(131,769)
Stock compensation cost	—	7,451	—	—	7,451
Net earnings	—	—	121,561	—	121,561
Dividends declared ($0.295 per share)	—	—	(47,209)	—	(47,209)
Other comprehensive loss	—	—	—	(4,511)	(4,511)
Balance, September 25, 2026	$160,368	$1,025,281	$1,276,098	$8,108	$2,469,855

Nine Months Ended September 25, 2026
Balance, December 26, 2025	$165,150	$994,566	$1,456,710	$37,505	$2,653,931
Shares issued	1,097	45,862	—	—	46,959
Shares repurchased	(5,879)	(35,405)	(421,618)	—	(462,902)
Stock compensation cost	—	22,211	—	—	22,211
Restricted stock issued	—	(1,953)	—	—	(1,953)
Net earnings	—	—	384,994	—	384,994
Dividends declared ($0.885 per share)	—	—	(143,988)	—	(143,988)
Other comprehensive loss	—	—	—	(29,397)	(29,397)
Balance, September 25, 2026	$160,368	$1,025,281	$1,276,098	$8,108	$2,469,855

Three Months Ended September 26, 2025
Balance, June 27, 2025	$165,637	$970,332	$1,337,956	$27,095	$2,501,020
Shares issued	137	6,888	—	—	7,025
Stock compensation cost	—	7,542	—	—	7,542
Restricted stock issued	—	(724)	—	—	(724)
Net earnings	—	—	137,628	—	137,628
Dividends declared ($0.275 per share)	—	—	(45,565)	—	(45,565)
Other comprehensive income	—	—	—	2,074	2,074
Balance, September 26, 2025	$165,774	$984,038	$1,430,019	$29,169	$2,609,000

Nine Months Ended September 26, 2025
Balance, December 27, 2024	$169,394	$955,051	$1,509,264	$(49,574)	$2,584,135
Shares issued	764	31,745	—	—	32,509
Shares repurchased	(4,384)	(24,714)	(331,854)	—	(360,952)
Stock compensation cost	—	22,680	—	—	22,680
Restricted stock issued	—	(724)	—	—	(724)
Net earnings	—	—	389,352	—	389,352
Dividends declared ($0.825 per share)	—	—	(136,743)	—	(136,743)
Other comprehensive income	—	—	—	78,743	78,743
Balance, September 26, 2025	$165,774	$984,038	$1,430,019	$29,169	$2,609,000
See notes to consolidated financial statements.

GRACO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Preparation

The consolidated balance sheet of Graco Inc. and subsidiaries (the “Company”) as of September 25, 2026 and the related statements of earnings, comprehensive income and shareholders' equity for the three and nine months ended September 25, 2026 and September 26, 2025, and cash flows for the nine months ended September 25, 2026 and September 26, 2025 have been prepared by the Company and have not been audited.

In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 25, 2026, and the results of operations and cash flows for all periods presented.

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

2. Segment Information

The Company classifies its business into three reportable segments: Contractor, Industrial and Expansion Markets.

Segment information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Contractor
Net Sales	$276,032	$262,428	$835,436	$806,419
Cost of products sold	142,441	134,398	421,901	415,820
Gross Profit	133,591	128,030	413,535	390,599
Operating expenses	62,354	60,157	188,902	185,307
Contractor Operating Earnings	$71,237	$67,873	$224,633	$205,292

Industrial
Net Sales	$264,623	$238,591	$754,272	$712,521
Cost of products sold	123,428	98,121	332,840	295,996
Gross Profit	141,195	140,470	421,432	416,525
Operating expenses	66,743	59,737	186,827	173,825
Industrial Operating Earnings	$74,452	$80,733	$234,605	$242,700

Expansion Markets
Net Sales	$45,730	$42,339	$127,373	$124,508
Cost of products sold	22,621	20,139	63,202	59,868
Gross Profit	23,109	22,200	64,171	64,640
Operating expenses	12,167	11,811	34,099	35,357
Expansion Markets Operating Earnings	$10,942	$10,389	$30,072	$29,283

Reportable Segment Operating Earnings Total	$156,631	$158,995	$489,310	$477,275
Unallocated corporate expense	8,514	8,335	28,324	25,118
Contingent consideration	—	(14,061)	—	(14,061)
Operating Earnings	148,117	164,721	460,986	466,218
Interest expense	793	711	2,464	2,079
Other income, net	(5,062)	(4,450)	(15,407)	(14,003)
Earnings Before Income Taxes	$152,386	$168,460	$473,929	$478,142

Geographic information follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Sales (based on customer location)
United States	$307,924	$293,517	$922,362	$881,101
Other countries	278,461	249,841	794,719	762,347
Total	$586,385	$543,358	$1,717,081	$1,643,448

	September 25, 2026	December 26, 2025
Long-lived Assets
United States	$605,487	$600,011
Other countries	164,097	155,053
Total	$769,584	$755,064

3. Inventories

Major components of inventories were as follows (in thousands):

	September 25, 2026	December 26, 2025
Finished products and components	$215,171	$175,684
Products and components in various stages of completion	110,494	123,866
Raw materials and purchased components	261,477	216,559
Subtotal	587,142	516,109
Reduction to LIFO cost	(123,313)	(114,971)
Total	$463,829	$401,138

4. Share-Based Awards

Options on common shares granted and outstanding, as well as the weighted average exercise price, are shown below (in thousands, except exercise prices):

	Option Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding, December 26, 2025	9,786	$61.38	7,017	$52.94
Granted	1,003	92.81
Exercised	(930)	41.39
Canceled	(239)	83.59
Outstanding, September 25, 2026	9,620	$66.00	7,002	$57.92

The Company recognized year-to-date share-based compensation of $24 million in 2026 and $25 million in 2025. As of September 25, 2026, there was $29 million of unrecognized compensation cost related to unvested options, expected to be recognized over a weighted average period of 2.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 25, 2026	September 26, 2025
Expected life in years	6.7	6.6
Interest rate	3.9%	4.4%
Volatility	24.9%	26.2%
Dividend yield	1.3%	1.3%
Weighted average fair value per share	$27.16	$26.80

Under the Company’s Employee Stock Purchase Plan, the Company issued 235,000 shares in 2026 and 257,000 shares in 2025. The fair value of the employees’ purchase rights under this plan was estimated on the date of grant. The benefit of the 15 percent discount from the lesser of the fair market value per common share on the first day and the last day of the plan year was added to the fair value of the employees’ purchase rights determined using the Black-Scholes option pricing model with the following assumptions and results:

	Nine Months Ended
	September 25, 2026	September 26, 2025
Expected life in years	1.0	1.0
Interest rate	3.5%	4.1%
Volatility	20.6%	19.6%
Dividend yield	1.2%	1.3%
Weighted average fair value per share	$25.69	$19.65

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net earnings available to common shareholders	$121,561	$137,628	$384,994	$389,352
Weighted average shares outstanding for basic earnings per share	161,075	165,733	163,473	166,693
Dilutive effect of stock options computed using the treasury stock method and the average market price	1,946	2,890	2,220	2,896
Weighted average shares outstanding for diluted earnings per share	163,021	168,623	165,693	169,589
Basic earnings per share	$0.75	$0.83	$2.36	$2.34
Diluted earnings per share	$0.75	$0.82	$2.32	$2.30

Anti-dilutive shares not included in diluted earnings per share computation	3,102	1,825	3,101	1,827

6. Retirement Benefits

The components of net periodic benefit cost for retirement benefit plans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Pension Benefits
Service cost	$726	$1,162	$3,058	$3,454
Interest cost	1,910	2,375	7,205	7,086
Expected return on assets	(3,419)	(2,917)	(9,967)	(8,724)
Amortization and other	(82)	(218)	(234)	148
Net periodic benefit (credit) cost	$(865)	$402	$62	$1,964
Postretirement Medical
Service cost	$60	$76	$210	$229
Interest cost	323	285	773	854
Amortization	(395)	(68)	(395)	(204)
Net periodic benefit (credit) cost	$(12)	$293	$588	$879

7. Receivables and Credit Losses

Accounts receivable includes trade receivables of $428 million and other receivables of $18 million as of September 25, 2026, and $376 million and $18 million of trade receivables and other receivables as of December 26, 2025.

Allowance for Credit Losses

Following is a summary of activity for credit losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Balance, beginning	$6,372	$5,331	$5,264	$4,973
(Reversals) additions charged to costs and expenses	(379)	(47)	1,092	46
Deductions from reserves (1)	(74)	(152)	(393)	(157)
Other (deductions) additions (2)	(8)	5	(52)	275
Balance, ending	$5,911	$5,137	$5,911	$5,137
(1)    Represents amounts determined to be uncollectible and charged against reserves, net of collections on accounts previously charged against reserves.
(2) Includes effects of foreign currency translation.

8. Intangible Assets

Components of other intangible assets were as follows (dollars in thousands):

	Finite Life			Indefinite Life
	Customer Relationships	Patents and Proprietary Technology	Trademarks, Trade Names and Other	Trade Names	Total
As of September 25, 2026
Cost	$300,762	$62,071	$9,086	$140,334	$512,253
Accumulated amortization	(68,734)	(10,473)	(4,638)	—	(83,845)
Foreign currency translation	446	1,025	13	4,400	5,884
Book value	$232,474	$52,623	$4,461	$144,734	$434,292
Weighted average life in years	14	10	2	N/A

As of December 26, 2025
Cost	$316,962	$44,304	$4,786	$107,034	$473,086
Accumulated amortization	(165,150)	(10,649)	(2,027)	—	(177,826)
Foreign currency translation	(877)	1,464	54	7,950	8,591
Book value	$150,935	$35,119	$2,813	$114,984	$303,851
Weighted average life in years	13	10	2	N/A

Amortization of acquired and other intangible assets for the year to date was $20 million in both 2025 and 2026. Estimated annual amortization expense based on the current carrying amount of other intangible assets is as follows (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Thereafter
Estimated Amortization Expense	$10,002	$29,668	$26,188	$25,584	$24,815	$173,301

Changes in the carrying amount of goodwill for each reportable segment were as follows (in thousands):

	Contractor	Industrial	Expansion Markets	Total
Balance, December 26, 2025	$238,575	$275,263	$71,466	$585,304
Additions, adjustments from business acquisitions	(397)	219,701	—	219,304
Foreign currency translation	(4,738)	(6,106)	—	(10,844)
Balance, September 25, 2026	$233,440	$488,858	$71,466	$793,764

9. Other Current Liabilities
Components of other current liabilities were as follows (in thousands):

	September 25, 2026	December 26, 2025
Accrued self-insurance retentions	$8,011	$8,013
Accrued warranty and service liabilities	20,404	21,103
Accrued trade promotions	10,650	7,511
Payable for employee stock purchases	11,444	15,546
Customer advances and deferred revenue	98,414	93,995
Income taxes payable	13,191	15,493
Tax payable, other	13,967	14,693
Right of return refund liability	13,003	15,055
Operating lease liabilities, current	9,126	8,769
Other	43,953	41,689
Total	$242,163	$241,867

A liability is established for estimated future warranty and service claims that relate to current and prior period sales. The Company estimates warranty costs based on historical claim experience and other factors, including evaluating specific product warranty issues. Following is a summary of activity in accrued warranty and service liabilities (in thousands):

Balance, December 26, 2025	$21,103
Charged to expense	8,302
Margin on parts sales reversed	3,651
Reductions for claims settled	(12,652)
Balance, September 25, 2026	$20,404

Customer Advances and Deferred Revenue

Revenue is deferred when cash payments are received or due in advance of performance, including amounts which are refundable. This is also the case for services associated with certain product sales. During the three and nine months ended September 25, 2026, the Company recognized $18 million and $81 million, respectively, that was included in deferred revenue at December 26, 2025. During the three and nine months ended September 26, 2025, the Company recognized $4 million and $50 million, respectively, that was included in deferred revenue at December 27, 2024.

10. Fair Value

Assets and liabilities measured at fair value on a recurring basis and fair value measurement level were as follows (in thousands):

	Level	September 25, 2026	December 26, 2025
Assets
Cash surrender value of life insurance	2	$31,600	$28,893
Forward exchange contracts	2	6	—
Total assets at fair value		$31,606	$28,893
Liabilities
Contingent consideration	3	$1,593	$1,649
Deferred compensation	2	8,970	8,336
Forward exchange contracts	2	—	268
Total liabilities at fair value		$10,563	$10,253

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

11. Acquisitions

On August 31, 2026, the Company acquired Valco Cincinnati LLC and certain affiliated entities (collectively "Valco Melton"). Under the terms of the purchase agreement, the purchase price of $447 million was adjusted for cash acquired, estimated unpaid pre-close liabilities of the selling shareholders and estimated excess working capital. The acquisition was completed for the total cash consideration of approximately $462 million, subject to normal post-closing purchase price adjustments. The purchase price was funded with cash on hand and borrowings under the Company's revolving credit facility. Valco Melton is a global provider of adhesive application and quality assurance systems. The acquired business expands and complements the Company’s Industrial segment.

Results of operations for Valco Melton have been included in the Company's Industrial segment since the acquisition date and included sales of $12 million and operating losses of $5 million for the period ended September 25, 2026. As of September 25, 2026, the purchase price allocation remains preliminary as the Company completes its assessment of certain acquired assets and assumed liabilities, principally related to the valuation of intangible assets, income taxes and the finalization of post-closing purchase price adjustments. Based on the preliminary purchase price allocation, the Company recorded goodwill of $220 million and intangible assets of $159 million. Identifiable intangible assets include $33 million related to indefinite-lived trade names and $126 million related to amortizable intangible assets with estimated useful lives ranging from 0.5 to 15 years. The preliminary amounts recognized are subject to adjustment during the measurement period as additional information becomes available and valuations are finalized. Such adjustments may be material to the amounts allocated to acquired assets and liabilities, including goodwill. The purchase price allocation is expected to be finalized as soon as practicable, but no later than one year from the acquisition date.

Consideration transferred was preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values as follows (in thousands):

Cash and cash equivalents	$25,445
Accounts receivable	29,842
Inventories	69,839
Other current assets	2,715
Property, plant and equipment	13,664
Other non-current assets	7,936
Identifiable intangible assets	158,600
Goodwill	219,771
Current liabilities	(43,831)
Deferred income taxes, net	(12,944)
Other non-current liabilities	(9,052)
Total net assets acquired	$461,985

Goodwill recognized from the Valco Melton acquisition primarily reflects an intangible asset that does not qualify for separate recognition. Approximately $150 million of goodwill acquired with Valco Melton is deductible for tax purposes.

The following unaudited pro forma information provides the results of operations for the periods ended September 25, 2026 and September 26, 2025, as if the acquisition of Valco Melton had been completed at the beginning of fiscal year 2025 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$611,271	$581,294	$1,824,031	$1,749,917
Net earnings	125,913	139,246	395,192	375,132
Earnings per share
Basic	$0.78	$0.84	$2.42	$2.26
Diluted	$0.77	$0.83	$2.39	$2.21

The unaudited pro forma information includes the impact of intangible asset amortization of approximately $6 million in 2026 and $9 million in 2025. The nine months ended September 25, 2026, excludes the impact of $6 million of transaction-related expenses and non-recurring expense, related to the fair value adjustment to acquisition-date inventory. The nine months ended September 26, 2025 was adjusted to include transaction-related expenses and nonrecurring expenses related to the fair value adjustment to acquisition-date inventory. The information also reflects the pro forma cost of foregone interest income but does not reflect the effect of any synergies or integration costs that may result from the acquisition.

Unaudited pro forma information has been provided for comparative purposes only and the information does not necessarily reflect what the combined Company's results of operations would have been had the Valco Melton acquisition occurred at the beginning of fiscal year 2025. It also may not be useful in predicting the future results of operations of the combined company.

Subsequent to the end of the third quarter, the Company completed the acquisition of a business that is not material to the consolidated financial statements.

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

Tariffs

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. Court of International Trade subsequently issued orders directing the U.S. Customs and Border Protection to refund previously collected IEEPA tariffs. Given the significant uncertainty involved, the Company determined to only recognize IEEPA tariff refunds upon receipt. The Company began receiving IEEPA tariff refunds during the second quarter of 2026. Through the nine months ended September 25, 2026, the Company received $9 million in refunds, net of related surcharges.

Consolidated Results

A summary of financial results follows (in millions except per share amounts):

	Three Months Ended			Nine Months Ended
	Sep 25, 2026	Sep 26, 2025	% Change	Sep 25, 2026	Sep 26, 2025	% Change
Net Sales	$586.4	$543.4	8%	$1,717.1	$1,643.4	4%
Operating Earnings	148.1	164.7	(10)%	461.0	466.2	(1)%
Operating Earnings, adjusted (1)	160.9	158.7	1%	490.2	474.5	3%
Net Earnings	121.6	137.6	(12)%	385.0	389.4	(1)%
Net Earnings, adjusted (1)	131.3	129.1	2%	400.6	387.2	3%
Diluted Net Earnings per Common Share	$0.75	$0.82	(9)%	$2.32	$2.30	1%
Diluted Net Earnings per Common Share, adjusted (1)	$0.81	$0.77	5%	$2.42	$2.28	6%
(1) The adjusted measures of operating earnings, net earnings and diluted net earnings per common share reflect the Company's updated non-GAAP methodology introduced in the second quarter of 2026. See below for a reconciliation of GAAP to non-GAAP measurements.

Net sales for the third quarter increased by 8 percent, with 4 percentage points of organic sales growth and 4 percentage points of sales growth from acquired operations.
Operating earnings decreased 10 percent for the third quarter, primarily due to a non-cash gain of $14 million from the reduction in fair value of acquisition-related contingent consideration in the prior year that did not repeat. Adjusted operating earnings increased 1 percent, as price realization offset higher product costs in the quarter.
Net earnings decreased 12 percent for the third quarter, related to lower operating earnings and a higher effective tax rate. Adjusted net earnings increased 2 percent.

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

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Operating earnings	$148.1	$164.7	$461.0	$466.2
Acquisition costs	5.8	1.0	8.9	2.0
Amortization of acquired intangible assets	7.0	7.1	20.3	20.4
Contingent consideration	—	(14.1)	—	(14.1)
Operating earnings, adjusted	$160.9	$158.7	$490.2	$474.5

Earnings before income taxes, as reported	$152.4	$168.5	$473.9	$478.1
Acquisition costs	5.8	1.0	8.9	2.0
Amortization of acquired intangible assets	7.0	7.1	20.3	20.4
Contingent consideration	—	(14.1)	—	(14.1)
Earnings before income taxes, adjusted	$165.2	$162.5	$503.1	$486.4

Income taxes, as reported	$30.8	$30.8	$88.9	$88.8
Tax impact of acquisition costs	1.3	0.2	1.9	0.4
Tax impact of amortization of acquired intangible assets	1.7	1.6	4.9	5.0
Excess tax benefit from option exercises	0.1	0.7	6.8	5.1
Income taxes, adjusted	$33.9	$33.3	$102.5	$99.3

Effective income tax rate
As reported	20.2%	18.3%	18.8%	18.6%
Adjusted	20.5%	20.6%	20.4%	20.4%

Net Earnings, as reported	$121.6	$137.6	$385.0	$389.4
Acquisition costs, net of tax	4.5	0.8	7.0	1.6
Amortization of acquired intangible assets, net of tax	5.3	5.5	15.4	15.4
Contingent consideration	—	(14.1)	—	(14.1)
Excess tax benefit from option exercises	(0.1)	(0.7)	(6.8)	(5.1)
Net Earnings, adjusted	$131.3	$129.1	$400.6	$387.2

Weighted Average Diluted Shares	163.0	168.6	165.7	169.6
Diluted Earnings per Share
As reported	$0.75	$0.82	$2.32	$2.30
Adjusted	$0.81	$0.77	$2.42	$2.28

The following table presents an overview of components of net earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	49.5	46.8	47.9	47.3
Gross Profit	50.5	53.2	52.1	52.7
Product development	3.5	3.7	3.5	3.7
Selling, marketing and distribution	12.2	12.5	12.2	12.4
General and administrative	9.5	9.3	9.6	9.2
Contingent consideration	—	(2.6)	—	(0.9)
Operating Earnings	25.3	30.3	26.8	28.4
Interest expense	0.1	0.1	0.1	0.1
Other income, net	(0.8)	(0.8)	(0.9)	(0.9)
Earnings Before Income Taxes	26.0	31.0	27.6	29.2
Income taxes	5.3	5.7	5.2	5.4
Net Earnings	20.7%	25.3%	22.4%	23.8%

Net Sales

The following table presents net sales by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Americas(1)	$360.5	$341.0	$1,066.3	$1,016.1
EMEA(2)	129.3	117.8	382.7	368.6
Asia Pacific	96.6	84.6	268.1	258.7
Consolidated	$586.4	$543.4	$1,717.1	$1,643.4
(1)     North, South and Central America, including the United States
(2)    Europe, Middle East and Africa

The following table presents the components of net sales change by geographic region:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	1%	5%	0%	6%	0%	5%	0%	5%
EMEA	11%	0%	(1)%	10%	(3)%	3%	4%	4%
Asia Pacific	13%	0%	1%	14%	1%	1%	2%	4%
Consolidated	4%	4%	0%	8%	(1)%	4%	1%	4%

Gross Profit

The gross profit margin rate decreased approximately 3 percentage points for the third quarter compared to the same period last year, primarily driven by higher product costs, the unfavorable effects of lower margin rates of acquired operations and unfavorable product and channel mix. Tariff refunds and changes in tariff costs were not significant for the third quarter. The gross profit margin rate decreased 1 percentage point for the year to date, as the unfavorable effects of lower margin rates of acquired operations and unfavorable product and channel mix were partially offset by tariff refunds, net of related surcharges.

Operating Expenses

Total operating expenses increased $24 million (19 percent) for the third quarter and increased $32 million (8 percent) year to date compared to the same periods last year and included a non-cash gain of $14 million from the reduction in fair value of acquisition-related contingent consideration in the prior year that did not repeat. Other increases in operating expenses primarily related to incremental expenses from acquired operations of $7 million for the quarter and $18 million for the year to date and incremental acquisition costs of $2 million for the quarter and $3 million for the year to date.

Other Income, net

Other non-operating income increased by $1 million in both the third quarter and the year to date from the comparable periods last year, primarily due to lower foreign exchange losses on net assets of foreign operations. The year to date increase in other non-operating income was partially offset by a prior year gain of $5 million from the sale of a former manufacturing and distribution facility in Switzerland that did not repeat.

Income Taxes

The effective income tax rate was 20 percent for the third quarter and 19 percent for the year to date. Adjusted to exclude the impacts of certain non-GAAP adjustments (see reconciliation of GAAP to non-GAAP measurements), the adjusted effective income tax rate of 20 percent for both the third quarter and year to date was comparable to the respective periods last year.

Segment Results

Certain measurements of segment operations compared to last year are summarized below:

Contractor Segment

The following table presents net sales and operating earnings as a percentage of sales for the Contractor segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Sales
Americas	$196.2	$186.1	$592.1	$563.4
EMEA	54.6	52.6	170.7	168.2
Asia Pacific	25.2	23.7	72.6	74.8
Total	$276.0	$262.4	$835.4	$806.4
Operating earnings as a percentage of net sales	26%	26%	27%	25%

The following table presents the components of net sales change by geographic region for the Contractor segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	2%	3%	0%	5%	1%	3%	1%	5%
EMEA	5%	0%	(1)%	4%	(2)%	0%	4%	2%
Asia Pacific	5%	0%	1%	6%	(6)%	0%	3%	(3)%
Segment Total	2%	3%	0%	5%	1%	2%	1%	4%

Contractor segment incremental sales from acquired operations for the third quarter and year to date included $7 million and $20 million, respectively. Organic sales growth in the Americas for the third quarter was primarily driven by growth within the professional paint channel. For the year to date, sales growth was broad-based with growth in the protective coating and spray foam product categories as well as within the professional paint and home center channels. The operating margin rate for this segment was flat for the quarter and increased 2 percentage points for the year to date, primarily driven by the net impact of tariff refunds and related surcharges.

Industrial Segment

The following table presents net sales and operating earnings as a percentage of sales for the Industrial segment
(dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Sales
Americas	$139.8	$129.4	$402.8	$377.4
EMEA	68.6	58.6	193.3	179.1
Asia Pacific	56.2	50.6	158.1	156.0
Total	$264.6	$238.6	$754.2	$712.5
Operating earnings as a percentage of net sales	28%	34%	31%	34%

The following table presents the components of net sales change by geographic region for the Industrial segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(1)%	9%	0%	8%	(1)%	7%	1%	7%
EMEA	19%	0%	(2)%	17%	(2)%	6%	4%	8%
Asia Pacific	9%	1%	1%	11%	(2)%	1%	2%	1%
Segment Total	6%	5%	0%	11%	(2)%	6%	2%	6%

Industrial segment sales growth included incremental sales from acquired operations of $13 million for the third quarter and $43 million for the year to date. The timing of finishing system sales and other project-related activity contributed to an increase of 6 percentage points in sales for the third quarter, while resulting in a decrease of 2 percentage points in sales for the year to date. The operating margin rate for this segment decreased 6 percentage points for the third quarter and 3 percentage points for the year to date, primarily due to unfavorable product and channel mix and the impact of acquired operations. Tariff refunds, net of related surcharges, partially offset the year-to-date decrease.

Expansion Markets Segment

The following table presents net sales and operating earnings as a percentage of sales for the Expansion Markets segment (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net Sales
Americas	$24.4	$25.5	$71.3	$75.3
EMEA	6.0	6.6	18.6	21.3
Asia Pacific	15.3	10.3	37.5	27.9
Total	$45.7	$42.4	$127.4	$124.5
Operating earnings as a percentage of net sales	24%	25%	24%	24%

The following table presents the components of net sales change by geographic region for the Expansion Markets segment:

	Three Months				Nine Months
	Volume and Price	Acquisitions	Currency	Total	Volume and Price	Acquisitions	Currency	Total
Americas	(4)%	0%	0%	(4)%	(5)%	0%	0%	(5)%
EMEA	(9)%	0%	0%	(9)%	(13)%	0%	0%	(13)%
Asia Pacific	50%	0%	0%	50%	34%	0%	0%	34%
Segment Total	8%	0%	0%	8%	2%	0%	0%	2%

Expansion Markets net sales increased $3 million for both the third quarter and year to date compared to the same periods last year due to improved sales volume in the semiconductor and environmental product applications. The segment's operating margin rate for the third quarter decreased 1 percentage point, primarily due to upfront license fees related to the electric motor product application in the prior year that did not recur. The year to date operating margin rate was flat.

Liquidity and Capital Resources

Net cash provided by operating activities of $463 million in the first nine months of 2026 decreased by $24 million compared to the same period last year. Increases in accounts receivable and accounts payable reflect growth in business activity in the third quarter of 2026. Significant uses of cash in the first nine months of 2026 included business acquisitions of $436 million, share repurchases of $463 million (partially offset by $45 million of net proceeds from shares issued), dividend payments of $145 million and plant and equipment additions of $48 million.

In the third quarter of 2026, the Company borrowed $219 million under its $750 million revolving credit facility in order to fund previously announced business acquisitions. In the third quarter of 2026, the Company made payments of $119 million against the revolving credit facility.

For the first nine months of 2025, significant uses of cash included share repurchases of $361 million (partially offset by $32 million from shares issued) and dividend payments of $138 million, business acquisitions totaling $70 million and plant and equipment additions of $34 million.

As of September 25, 2026, the Company had available liquidity of $808 million, including cash and cash equivalents of $140 million, of which $122 million was held outside of the U.S., and available credit under existing committed credit facilities of $668 million.

Cash balances and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs for the next 12 months and beyond, including its capital expenditure plan, planned dividends, share repurchases, potential future acquisitions and operating requirements. Capital expenditures for 2026 are expected to be approximately $80 million. The Company may make opportunistic share repurchases going forward.

Outlook
While end market conditions remain mixed, we have confidence in the position of our businesses and the opportunities ahead. We remain focused on executing our strategy and delivering sustainable long-term growth and shareholder value.

The Company estimates fourth quarter total company sales of $610 million to $640 million, including the acquisition of Valco Melton.

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

Information on issuer purchases of equity securities follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
June 27, 2026 - July 24, 2026	514,108	$73.93	514,108	18,279,781
July 25, 2026 - August 21, 2026	761,000	$81.75	761,000	17,518,781
August 22, 2026 - September 25, 2026	401,000	$78.67	401,000	17,117,781

Item 5.Other Information

During the three months ended September 25, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.Exhibits

3.1	Restated Articles of Incorporation as amended December 8, 2017. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed December 8, 2017.)

3.2	Restated Bylaws as amended February 17, 2023. (Incorporated by reference to Exhibit 3.2 to the Company’s 2024 Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to Section 1350 of Title 18, U.S.C.

99.1	Press Release Reporting Third Quarter Earnings dated October 21, 2026.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRACO INC.

Date:	October 21, 2026	By:	/s/ Mark W. Sheahan
Mark W. Sheahan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2026	By:	/s/ Sanjiv Gupta
Sanjiv Gupta
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	October 21, 2026	By:	/s/ Christopher D. Knutson
Christopher D. Knutson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)